Form 10QSB
period 1996-03-31
GEOKINETICS INC
filed 1996-05-15
CIK 314606

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

 (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended MARCH 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 0-9268

                                   GEOKINETICS INC.
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                   94-1690082
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

5555 San Felipe, Suite 780  Houston, Texas                             77056
 (Address of principal executive offices)                            (Zip Code)

Small Business Issuer's telephone number, including area code (713) 850-7600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

On March 31, 1996, there were 4,953,288 shares of Registrant's common stock ($.20 par value) outstanding.

                                GEOKINETICS INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------
         Item 1. Financial Statements  ...............................     3

                 Condensed Statements of Financial Position
                           March 31, 1996  and December 31, 1995 .....     3

                 Condensed Statements of Operations
                           Three Months Ended
                           March 31, 1996 and 1995 ...................     5

                 Condensed Statements of Cash Flow
                           Three  Months Ended
                           March 31, 1996  and 1995 ..................     6

                 Notes to Interim Financial Statements ...............     7


         Item 2. Management's Discussion and
                           Analysis or Plan of Operation .............     8

PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K ....................    10

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                GEOKINETICS INC.
                   Condensed Statements of Financial Position

                                     ASSETS

                                                                          March 31                    December 31
                                                                            1996                          1995
                                                                         Unaudited                        (*)
                                                                   ---------------------         ---------------------
Current Assets:
    Cash and short term investments                                        $  1,081,561                  $     16,905
   Receivables                                                                  275,650                       259,370
    Prepaid expenses                                                             34,015                        12,775
    Oil  and gas properties held for resale                                     654,903                       582,202
                                                                   ---------------------         ---------------------

        Total Current Assets                                                  2,046,129                       871,252

Property and Equipment:
    Proved oil and gas Properties (net of depletion)                            836,604                       876,747
    (successful efforts method for oil and gas properties)
    Equipment (net of depreciation)                                           3,673,912                        21,093
    Buildings (net of depreciation)                                             128,106                             0
    Land                                                                         23,450                             0
                                                                   ---------------------         ---------------------

        Total  Property and Equipment                                         4,662,072                       897,840

Other Assets:
    Deferred tax benefit                                                        800,000                       800,000
    Deferred charges                                                             80,000                             0
    Restricted investments                                                      101,339                       101,339
                                                                   ---------------------         ---------------------

        Total Other Assets                                                      981,339                       901,339
                                                                   ---------------------         ---------------------

            Total Assets                                                    $ 7,689,540                   $ 2,670,431
                                                                   =====================         =====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         March 31                    December 31
                                                                           1996                          1995
                                                                        Unaudited                        (*)
                                                                   ---------------------         ---------------------
Current Liabilities:
    Accounts payable                                                       $    554,995                 $     542,510
    Accrued liabilities                                                         321,840                       198,890
    Notes payable                                                               314,000                        25,000
    Due to officer                                                              101,722                       101,722
    Advances for lease bank                                                     600,500                       600,500
    Site restoration costs                                                       26,607                        36,185
                                                                   ---------------------         ---------------------

        Total Current Liabilities                                             1,919,664                     1,504,807

Long -Term Liabilities:
    Long- term debt                                                           5,431,246                       420,246
                                                                   ---------------------         ---------------------

        Total  Liabilities                                                    7,350,910                     1,925,053

Stockholders' Equity:
    Common stock (15,000,000 shares authorized;
    4,953,288 shares issued and outstanding @  3/31/96                          990,657                       973,991
     and 4,869,955 shares issued and outstanding
      @  12/31/95)
    Additional paid in capital                                                3,924,345                     3,815,179
    Accumulated deficit                                                      (4,576,372)                   (4,043,792)
                                                                   ---------------------         ---------------------

        Total Stockholders' Equity                                              338,630                       745,378
                                                                   ---------------------         ---------------------

            Total Liabilities and Stockholders' Equity                      $ 7,689,540                   $ 2,670,431
                                                                   =====================         =====================
* CONDENSED FROM AUDITED FINANCIAL STATEMENTS

                                GEOKINETICS INC.
                       Condensed Statements of Operations

                                                                                    Three Months Ended
                                                                                         March 31
                                                                                       (unaudited)
                                                                       ---------------------------------------------
                                                                              1996                     1995
                                                                       --------------------     --------------------
Revenues:
    Oil and gas sales                                                             $108,349                 $117,017
    Operating fees                                                                  64,327                   67,241
    Gain on sale of assets                                                               0                  182,364
                                                                       --------------------     --------------------
        Total Revenues                                                             172,676                  366,622

Expenses:
    General and administrative                                                    $569,151                $ 457,157
    Lease operating expenses                                                       117,099                   73,572
    Amortization expense                                                             4,983                        0
    Depletion expense                                                               16,075                   25,394
    Depreciation expense                                                               673                    1,343
                                                                       --------------------     --------------------
        Total Expenses                                                             707,981                  557,466
                                                                       --------------------     --------------------

    Loss from operations                                                          (535,305)                (190,844)

Other Income:
    Interest income                                                                  2,725                      155
                                                                       --------------------     --------------------
        Total Other Income                                                           2,725                      155

Income (Loss) before provision
  for income tax                                                                 $(532,580)               $(190,689)

Provision for income tax                                                                 0                        0
                                                                       --------------------     --------------------
    Total income tax                                                                     0                        0
                                                                       --------------------     --------------------

 Net Income (Loss)                                                               $(532,580)               $(190,689)
                                                                       ====================     ====================

Earnings (Loss) per share                                                    $       (0.11)            $      (0.04)
                                                                       ====================     ====================

Weighted average common shares
  and equivalents outstanding                                                    4,953,288                4,434,920
                                                                       ====================     ====================

                                GEOKINETICS INC.
                       Condensed Statements of Cash Flows

                                                                                Three Months Ended
                                                                                     March 31
                                                                                    (unaudited)
                                                                       --------------------------------------
                                                                            1996                   1995
                                                                       ---------------        ---------------
Cash flows from operating activities:
    Cash received from customers                                              157,037               $160,076
    Interest and dividends received                                             2,337                    155
    Cash paid to suppliers and employees                                     (568,150)              (381,782)
    Interest paid                                                             (86,438)               (21,489)
                                                                       ---------------        ---------------

        Net cash provided (used) by operating activities                     (495,214)             (243,040)
                                                                       ---------------        ---------------


Cash flows from investing activities:
    Cash proceeds from sale of property                                             0                323,453
    Cash payments for purchase of property and equipment                   (3,785,963)              (174,943)
    Cash payment for certificate of deposit                                         0               (100,000)
                                                                       ---------------        ---------------

        Net cash provided (used) by investing activities                   (3,785,963)                48,510
                                                                       ---------------        ---------------

Cash flows from financing activities:
    Advances from lease bank                                                        0                183,000
    Proceeds from issuance of common stock                                    125,833                      0
     Proceeds from long-term debt                                           5,220,000                      0
                                                                       ---------------        ---------------

        Net cash provided (used) by financing activities                    5,345,833                183,000
                                                                       ---------------        ---------------


Net increase (decrease) in cash                                             1,064,656                (11,530)

Cash, beginning of period                                                      16,905                108,204
                                                                       ---------------        ---------------

                                                                                                           $
Cash, end of period                                                        $1,081,561                 96,674
                                                                       ===============        ===============

NOTES TO INTERIM FINANCIAL STATEMENTS

1.       METHOD OF PRESENTATION.

         The interim financial statements contained herein have been prepared in accordance with the instructions to Form 10-QSB and include all adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position and results of operations for the interim period reported. The financial statements are condensed and should be read in conjunction with the financial statements and related notes included in the Registrant's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1995 , as well as the three-month transition period ended December 31, 1995. A summary of accounting policies and other significant information is included therein.


2.       LIABILITY RELATING TO COMPANY LEASE BANK

         The Company's wholly-owned subsidiary, Geokinetics Production Co., Inc. ("Production") has established a revolving credit facility (the "Lease Bank") that receives cash deposits from private individuals and entities in order to acquire oil and gas prospects. In exchange for such deposits, Production issues promissory notes in principal amounts equal to the deposited cash amounts. These notes bear a floating interest rate, currently at 12.5% per annum for the quarter ended March 31, 1996, and are guaranteed by the Company. The Company's liabilities indicated on the interim financial statements reflect the aggregate principal amounts of the promissory notes payable to the private individuals and entities that have made cash deposits with the Lease Bank.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                       (Three Months Ended March 31, 1996)

GENERAL

         At March 31, 1996, the Company continues to incur various costs and expenses related to its efforts to diversify the Company's business activities. On March 6, 1996, the Company obtained a $5,000,000 loan from an unaffiliated lender to finance the initial operations of Quantum Geophysical, Inc. ("Quantum"). Quantum was formed as a wholly-owned subsidiary to perform 3-D seismic data acquisition services for the Company and the energy industry in the United States. Seismic survey acquisition operations are not expected to commence before July, 1996. In addition, the Company has continued its efforts towards developing geoscience technology and software development capabilities. On April 17, 1996, the Company entered into a Stock Purchase Agreement to acquire 80% of the outstanding capital stock of Green Mountain Geophysics, Inc., a Boulder, Colorado-based manufacturer of specialized software for the petroleum industry. The financial requirements of the oil and gas business as well as the start-up costs incurred in diversifying the Company's business activities continues to require the Company to utilize a substantial portion of its current assets and incur additional indebtedness in order to acquire additional operating assets.

LIQUIDITY AND CAPITAL RESOURCES

CLOSING OF $5,000,000 QUANTUM LOAN TRANSACTION

         The Company's financial position at March 31, 1996, reflects the proceeds received by the Company in connection with the $5,000,000 Quantum loan transaction. Current assets at March 31, 1996, totalled $2,046,129 as compared with $871,252 at December 31, 1995. Cash and short-term investments at March 31, 1996 totalled $1,081,561 as compared to $16,905 at December 31, 1995. In addition, the Company's property and equipment at March 31, 1996, totalled $4,662,072, up from $897,840 at December 31, 1995. A substantial portion of the Quantum loan proceeds were used to purchase seismic equipment and other operating assets of Quantum's seismic operations. As a result of the Quantum loan, the Company's long-term debt increased by approximately $5,000,000 to $5,431,246 at March 31, 1996.

OIL AND GAS OPERATIONS

         The Company (through its subsidiaries, HOC Operating Co., Inc. and Geokinetics Production Co., Inc.) continues to conduct its oil and gas operations consisting of acquiring, exploring, exploiting and developing oil and gas properties. However, the oil and gas industry is a highly capital-intensive business, especially in the initial stages of development of any venture. The Company, therefore, requires capital principally to fund the following expenses:
(i) purchases of leases and other interests in oil and gas properties; (ii) capital expenditures under agreements for geological, geophysical and seismic costs as well as drilling and completion costs of wells; and (iii) general and administrative expenses. The capital expenditures required by the Company to establish oil and gas production are generally incurred prior to the commencement of production revenues. As a result, the Company expects its oil and gas operations to operate with a working capital deficiency during fiscal 1996.

RESULTS OF OPERATIONS

         During the three months ended March 31, 1996, the Company incurred a loss from operations of $532,580 compared to a loss of $190,689 during the comparable period in 1995. This loss is primarily due to increased operating expenses the Company incurred in connection with (i) the start-up of Quantum's seismic operations, (ii) the development of the Company's geoscience and software development capabilities, and (iii) increased expenses in oil and gas operations. General and administrative expenses during the three-months ended March 31, 1996, increased to $569,151 compared with $457,157 during the comparable period in 1995. In addition, lease operating expenses from oil and gas operations during the three-months ended March 31, 1996, totalled $117,099, an approximate 59% increase of such expenses during the comparable period in 1995. This increase was primarily due to unscheduled well recompletions and workovers. Finally, the Company did not realize any revenues during the first quarter of 1996 from the sales of oil and gas prospects; corresponding revenues from the sale of oil and gas prospects during the first quarter of 1995 were $182,364.

DEFERRED TAX BENEFIT

         The Company is reporting an $800,000 asset relating to deferred tax benefits as a result of the closing of the Quantum loan and the expected commencement of Quantum's operations. This asset consists primarily of differences in reporting Quantum's pre-operating costs and the amortization of the Company's net operating losses. The value of such deferred tax benefits reflects the amount that the Company believes to be realizable at this time. As Quantum's operations commence and additional revenues are generated, the company will review its valuation of deferred tax benefits and make adjustments when necessary.

GEOSCIENCE OPERATIONS AND PRIVATE PLACEMENT

         On April 17, 1996, the Company entered into a definitive agreement with respect to the acquisition of Green Mountain Geophysics, Inc. In order to finance this acquisition, the Company intends to conduct a private placement of approximately $4,000,000 - $5,000,000 in equity and debt securities (the "Green Mountain Private Placement"). Closing of the Green Mountain acquisition is expected to occur in June 1996, but is subject to a number of conditions, including the completion of the Green Mountain Private Placement. Completion of the Green Mountain Private Placement will have a substantial effect on the Company's financial position during fiscal 1996 and beyond.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  No Exhibits Required

         (b)      Reports on Form 8-K

                  There were no Form 8-K Reports filed during the quarter ended March 31, 1996.

                                    SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                              GEOKINETICS INC.
                                                              (Registrant)

Date:  March 14, 1996                                By: /s/  JAY D. HABER
                                                              Jay D. Haber
                                                              PRESIDENT

                                                     By: /s/  PAUL MILES
                                                              Paul Miles
                                                              CONTROLLER

