Form 10QSB
period 1996-06-30
GEOKINETICS INC
filed 1996-08-14
CIK 314606

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from
                                 _____ TO ______

                         Commission File Number 0-9268

                                GEOKINETICS INC.
        (Exact name of small business issuer as specified in its charter)

                  DELAWARE                                 94-1690082
       (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                 Identification Number)


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

                          Yes [X]      No [ ]

On June 30, 1996, there were 4,953,288 shares of Registrant's common stock ($.20 par value) outstanding.

                                GEOKINETICS INC.

                                      INDEX


PART I.        FINANCIAL INFORMATION                                    PAGE NO.

Item 1. Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . .  3

                      Condensed Statements of Financial Position
                             June 30, 1996  and December 31, 1995 . . . . . .  3

                      Condensed Statements of Operations
                             Three Months and Six Months Ended
                                                  June 30, 1996 and 1995. . .  5

                      Condensed Statements of Cash Flow
                             Three  Months Ended
                             June 30, 1996  and 1995 . . . . . . . . . . . .   6

                      Notes to Interim Financial Statements . . . . . . . . .  7


               Item 2.  Management's Discussion and
                             Analysis or Plan of Operation  . . . . . . . . .  8


PART II.       OTHER INFORMATION

               Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . .  10

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                GEOKINETICS INC.
                   Condensed Statements of Financial Position

                                             ASSETS
                                                            June 30               December 31
                                                             1996                     1995
                                                           Unaudited                  (*)
                                                       ------------------       -----------------
Current Assets:
    Cash and short term investments                           $  527,064            $     16,905
   Certificate of Deposit-Restricted                             100,000                       0
   Receivables                                                   258,789                 259,370
    Prepaid expenses                                              76,620                  12,775
    Oil  and gas properties held for resale                      658,903                 582,202
                                                       ------------------       -----------------

        Total Current Assets                                   1,621,376                 871,252

Property and Equipment:
    Proved oil and gas Properties (net of depletion)             813,652                 876,747
    (successful efforts method for oil and gas
properties)
    Equipment (net of depreciation)                            3,802,348                  21,093
    Buildings (net of depreciation)                              128,106                       0
    Land                                                          23,450                       0
                                                       ------------------       -----------------

        Total  Property and Equipment                          4,767,556                 897,840

Other Assets:
    Deferred tax benefit                                         800,000                 800,000
    Deferred charges                                              77,221                       0
     Escrow-property investment                                  100,000                       0
    Restricted investments                                       101,339                 101,339
                                                       ------------------       -----------------

        Total Other Assets                                     1,078,560                 901,339
                                                       ------------------       -----------------

            Total Assets                                     $ 7,467,492             $ 2,670,431
                                                       ==================       =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           June 30               December 31
                                                             1996                     1995
                                                           Unaudited                  (*)
                                                       ------------------       -----------------
Current Liabilities:
    Accounts payable                                        $    688,546           $     542,510
    Accrued liabilities                                          299,909                 198,890
    Notes payable                                                714,000                  25,000
    Due to officer                                               101,722                 101,722
    Advances for lease bank                                      600,500                 600,500

    Site restoration costs                                         6,418                  36,185
                                                       ------------------       -----------------

        Total Current Liabilities                              2,411,095               1,504,807

Long -Term Liabilities:
    Long- term debt                                            5,055,742                 420,246
                                                       ------------------       -----------------

        Total  Liabilities                                     7,466,837               1,925,053

Stockholders' Equity:
    Common stock (15,000,000 shares authorized;
    4,953,288 shares issued and outstanding @
6/30/96                                                          990,657                 973,991
     and 4,869,955 shares issued and outstanding
      @  12/31/95)
    Additional paid in capital                                 3,924,345               3,815,179
    Accumulated deficit                                       (4,914,347)             (4,043,792)
                                                       ------------------       -----------------

        Total Stockholders' Equity                                   655                 745,378
                                                       ------------------       -----------------

            Total Liabilities and Stockholders' Equity       $ 7,467,492             $ 2,670,431
                                                       ==================       =================

* CONDENSED FROM AUDITED FINANCIAL STATEMENTS

                                GEOKINETICS INC.
                        Condensed Statement of Operations

                                          Three Months Ended                   Six Months Ended
                                                June 30                             June 30
                                              (unaudited)                         (unaudited)
                                      ----------------------------        ----------------------------
                                         1996            1995                1996            1995
                                      ------------    ------------        ------------   -------------
Revenues:
    Oil and gas sales                 $   148,236     $    83,421        $    256,585    $    200,438
    Operating fees                         67,490          74,072             131,817         141,312
    Gain on sale of assets                      0               0                   0         178,619
                                      ------------    ------------        ------------   -------------
        Total Revenues                    215,726         157,493             388,402         520,369
Expenses:
    General and administrative        $   493,398     $   325,357         $ 1,062,549    $    782,515
    Lease operating expenses               43,274         140,976             160,373         214,548
    Amortization expense                    4,983          14,948               9,996          14,948
    Depletion expense                      17,297          21,116              33,372          46,510
    Depreciation expense                      673             673               1,346           2,685
                                      ------------    ------------        ------------   -------------
        Total Expenses                    559,625         503,740           1,267,606       1,061,206
                                      ------------    ------------        ------------   -------------
Loss from operations                  $  (343,899)    $  (346,247)        $  (879,204)   $   (540,837)
Other Income:
     Interest income                        5,924               0               8,649           3,900
                                      ------------    ------------        ------------   -------------
          Total Other Income                5,924               0               8,649           3,900
Income (Loss) before provision
  for income tax                       $ (337,975)      $(346,247)        $  (870,555)   $   (536,937)
Provision for income tax                        0               0                   0               0
                                      ------------    ------------        ------------   -------------
    Total income tax                            0               0                   0               0
                                      ------------    ------------        ------------   -------------
Net Income (Loss)                     $  (337,975)    $  (346,247)        $  (870,555)   $   (536,937)
                                      ============    ============        ============   =============
 Earnings (Loss) per share            $     (0.07)    $     (0.08)        $     (0.18)   $      (0.12)
                                      ============    ============        ============   =============
Weighted average common shares
  and equivalents outstanding           4,953,288       4,434,920           4,953,288       4,434,920
                                      ============    ============        ============   =============

                                    GEOKINETICS INC.
                           Condensed Statements of Cash Flows

                                                                 Three Months Ended
                                                                      June 30
                                                                    (unaudited)
                                                           -------------------------------
                                                              1996               1995
                                                           ------------       ------------
Cash flows from operating activities:
    Cash received from customers                           $   389,236        $   114,436
    Interest and dividends received                              8,649                  0
    Cash paid to suppliers and employees                      (896,921)          (219,141)
    Interest paid                                             (246,735)           (20,423)
                                                           ------------       ------------

        Net cash provided (used) by operating activities      (745,771)         (125,128)
                                                           ------------       ------------

Cash flows from investing activities:
    Cash payments for purchase of property and equipment    (3,914,399)                 0
    Cash payment for certificate of deposit                   (100,000)                 0
    Cash payment for escrow deposit-property investment       (100,000)                 0
                                                           ------------       ------------
        Net cash provided (used) by investing activities    (4,114,399)                 0
                                                           ------------       ------------
Cash flows from financing activities:
    Advances from lease bank                                         0             19,167
    Proceeds from issuance of common stock                     125,833                  0
    Proceeds from long-term debt                             4,920,000                  0
    Proceeds from short term debt                              400,000             25,000
    Principal payments on long-term debt                       (75,504)                 0
                                                           ------------       ------------
        Net cash provided (used) by financing activities     5,370,329             44,167
                                                           ------------       ------------
Net increase (decrease) in cash                                510,159            (80,961)
Cash, beginning of period                                       16,905             96,674
                                                           ------------       ------------
Cash, end of period                                        $  527, 064        $    15,713
                                                           ============       ============

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


2.      LIABILITY RELATING TO COMPANY LEASE BANK

        The Company's wholly-owned subsidiary, Geokinetics Production Co., Inc. ("Production") has established a revolving credit facility (the "Lease Bank") that receives cash deposits from private individuals and entities in order to acquire oil and gas prospects. In exchange for such deposits, Production issues promissory notes in principal amounts equal to the deposited cash amounts. These notes bear a floating interest rate, currently at 12.5% per annum for the quarter ended June 30, 1996, and are guaranteed by the Company. The Company's liabilities indicated on the interim financial statements reflect the aggregate principal amounts of the promissory notes payable to the private individuals and entities that have made cash deposits with the Lease Bank.


3.      NOTES PAYABLE

        The Company's notes payable currently of $714,000 reflect, in part, (i) the current (i.e., one year) maturities, totaling $289,000, in connection with the Quantum loan, (ii) that certain promissory note payable to Input/Output, Inc., dated January 8, 1996, in the principal amount of $300,000 representing indebtedness incurred by the Company incident to its geophysical operations, and
(iii) a certain $100,000 loan from an unaffiliated lender to finance an escrow deposit made by the Company incident to the proposed acquisition of Green Mountain Geophysics, Inc.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                        (Six Months Ended June 30, 1996)
GENERAL

        At June 30, 1996, the Company continues to incur various costs and expenses related to its efforts to diversify the Company's business activities. On March 6, 1996, the Company obtained a $5,000,000 loan from an unaffiliated lender to finance the initial operations of Quantum Geophysical, Inc. ("Quantum"). Quantum was formed as a wholly-owned subsidiary to perform 3-D seismic data acquisition services for the energy industry in the United States. Seismic survey operations are not expected to commence before September 1996. In addition, the Company has continued its efforts towards developing geoscience technology and software development capabilities. The Company is currently negotiating the acquisition of 80% the outstanding capital stock of Green Mountain Geophysics, Inc., a Boulder, Colorado-based manufacturer of specialized software for the petroleum industry. The financial requirements of the oil and gas business as well as the start-up costs incurred in diversifying the Company's business activities continue to require the Company to utilize a substantial portion of its current assets and incur additional indebtedness in order to acquire additional operating assets. As a result, the Company expects that it will be required to raise substantial additional funds during the remainder of fiscal 1996 from the sale of equity and/or debt securities in order to finance the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

CLOSING OF $5,000,000 QUANTUM LOAN

        The Company's financial position at June 30, 1996 substantially reflects the proceeds received by the Company in connection with the $5,000,000 Quantum loan and the Company's use of such proceeds. Current assets at June 30, 1996, totaled $1,621,376 as compared with $871,252 at December 31, 1995. Cash and short-term investments at June 30, 1996 totaled $527,064 as compared to $16,905 at December 31, 1995. Of this amount, $513,108, reflects the proceeds from the Quantum loan that is restricted for use in Quantum's seismic operations and is, therefore, not available to meet the Company's working capital needs.. In addition, the Company's property and equipment at June 30, 1996, totaled $4,767,556, up from $897,840 at December 31, 1995. As a result of the Quantum loan, the Company's long-term debt increased by approximately $5,000,000 to $5,055,742 at June 30, 1996.

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

RESULTS OF OPERATIONS

        During the three months ended June 30, 1996, the Company incurred a loss from operations of $343,899 compared to a loss of $346,247 during the comparable period in 1995. This loss is primarily due to operating expenses the Company incurred in connection with (i) the development of the Company's geoscience and software development capabilities, and (ii) expenses in oil and gas operations. General and administrative expenses during the three-months ended June 30, 1996, increased to $493,398 compared with $325,357 during the comparable period in 1995. In addition, lease operating expenses from oil and gas operations during the three-months ended June 30, 1996, totaled $43,274, an approximate 70% decrease of such expenses during the comparable period in 1995.

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

GEOSCIENCE OPERATIONS AND PRIVATE PLACEMENT

        The Company is continuing to negotiate the acquisition of 80% of the capital stock of Green Mountain Geophysics, Inc. In order to finance this acquisition, the Company intends to conduct a private placement of approximately $4,000,000 - $5,000,000 in equity and debt securities (the "Green Mountain Private Placement"). Closing of the Green Mountain acquisition is expected to occur in August 1996, but is subject to a number of conditions, including the completion of the Green Mountain Private Placement. Completion of the Green Mountain Private Placement will have a substantial effect on the Company's financial position during fiscal 1996 and beyond.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

               No Exhibits Required

        (b)    Reports on Form 8-K

               There were no Form 8-K Reports filed during the quarter ended June 30, 1996.


                                    SIGNATURE

ursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   GEOKINETICS INC.
                                                   (Registrant)


Date:  August 14, 1996                             ___________________________
                                                   Jay D. Haber
                                                   PRESIDENT


                                                   ---------------------------
                                                   Paul Miles
                                                   CONTROLLER