Form 10-Q
period 1996-09-30
GEOKINETICS INC
filed 1996-11-14
CIK 314606

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from TO

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

               Yes   [X]                              No   [ ]

On September 30, 1996, there were 4,953,288 shares of Registrant's common stock ($.20 par value) outstanding.

                                GEOKINETICS INC.

                                      INDEX


PART I.   FINANCIAL INFORMATION                                         PAGE NO.
                                                                        --------

          Item 1. Financial Statements ................................      3

                  Condensed Statements of Financial Position
                        September 30, 1996 and December 31, 1995 ......      3

                  Condensed Statements of Operations
                        Three Months and Nine Months Ended
                        September 30, 1996 and 1995  ..................      5

                  Condensed Statements of Cash Flow
                        Three  Months Ended
                        September 30, 1996  and 1995 ..................      6

                  Notes to Interim Financial Statements ...............      7


          Item 2. Management's Discussion and
                        Analysis or Plan of Operation .................      8

PART II.  OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K ....................     10

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                GEOKINETICS INC.
                   Condensed Statements of Financial Position

                                     ASSETS

                                                       September 30  December 31
                                                           1996          1995
                                                         Unaudited        (*)
                                                        ----------    ----------
Current Assets:
   Cash ..............................................   $   58,308   $   16,905
   Cash - restricted .................................      420,968            0
   Receivables .......................................      233,342      259,370
   Prepaid expenses ..................................       68,201       12,775
   Oil  and gas properties held for resale ...........      607,170      582,202
                                                         ----------   ----------

        Total Current Assets .........................    1,387,989      871,252

Property and Equipment:
   Proved oil and gas Properties (net of depletion) ..      796,936      876,747
   (successful efforts method for oil and gas
         properties)
   Equipment (net of depreciation) ...................    3,837,395       21,093
   Buildings (net of depreciation) ...................      128,106            0
   Land ..............................................       23,450            0
                                                         ----------   ----------

        Total  Property and Equipment ................    4,785,887      897,840

Other Assets:
    Deferred tax benefit .............................      800,000      800,000
    Deferred charges .................................       74,445            0
    Escrow-property investment .......................      100,000            0
    Restricted investments ...........................       21,700      101,339
                                                         ----------   ----------

        Total Other Assets ...........................      996,145      901,339
                                                         ----------   ----------

            Total Assets .............................   $7,170,021   $2,670,431
                                                         ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         September 30   December 31
                                                             1996           1995
                                                           Unaudited         (*)
                                                         -----------    -----------
Current Liabilities:
    Accounts payable .................................   $   637,241    $   542,510
    Accrued liabilities ..............................       423,114        198,890
    Notes payable ....................................       816,226         25,000
    Due to officer ...................................       106,722        101,722
    Advances for lease bank ..........................       598,000        600,500
    Site restoration costs ...........................         6,418         36,185
                                                         -----------    -----------
        Total Current Liabilities ....................     2,587,721      1,504,807
Long -Term Liabilities:
    Long- term debt ..................................     4,942,558        420,246
                                                         -----------    -----------

        Total  Liabilities ...........................     7,530,319      1,925,053

Stockholders' Equity:
    Common stock, $.20 par value, 15,000,000
    shares authorized; 4,953,288 shares issued and
    outstanding @ 9/30/96 and 4,869,955 shares
    issued and outstanding @ 12/31/95)................       990,657        973,991
    Additional paid in capital .......................     3,924,345      3,815,179
    Accumulated deficit ..............................    (5,275,300)    (4,043,792)
                                                         -----------    -----------
        Total Stockholders' Equity ...................      (360,298)       745,378
                                                         -----------    -----------
            Total Liabilities and Stockholders' Equity   $ 7,170,021    $ 2,670,431
                                                         ============   ============

* CONDENSED FROM AUDITED FINANCIAL STATEMENTS

                                GEOKINETICS INC.
                        Condensed Statement of Operations

                                           Three Months Ended              Nine Months Ended
                                              September 30                    September 30
                                               (unaudited)                     (unaudited)
                                      ----------------------------   ----------------------------
                                         1996            1995             1996           1995
                                      ------------    ------------   -------------   ------------
Revenues:
    Oil and gas sales .............   $   156,903    $   103,986    $   413,488    $   304,424
    Operating fees ................        59,893         66,122        191,710        207,434
    Sale of oil and gas leases ....         4,011              0          4,011              0
    Gain on sale of assets ........             0         13,290              0        199,709
                                      -----------    -----------    -----------    -----------
        Total Revenues ............       220,807        183,398        609,209        711,567
Expenses:
    General and administrative ....   $   262,590    $   271,551    $ 1,075,626    $ 1,017,699
    Lease operating expenses ......        72,928         95,931        233,301        310,479
    Cost of oil and gas leases sold        61,924              0         61,924              0
    Amortization expense ..........         3,321          4,983         13,287         19,931
    Depletion expense .............        17,798         25,768         51,170         72,278
    Depreciation expense ..........           671            673          2,017          3,358
                                      -----------    -----------    -----------    -----------
        Total Expenses ............       419,232        399,906      1,437,325      1,423,745
                                      -----------    -----------    -----------    -----------
Loss from operations ..............   $  (198,425)   $  (216,508)   $  (828,116)   $  (712,178)

Other Income (Expense)
     Interest income ..............         1,716          5,453         10,365          1,553
     Interest expense .............       164,243         36,155        413,756         73,522
                                      -----------    -----------    -----------    -----------
          Total Other Expense .....      (162,527)       (30,702)      (403,391)       (71,969)

Loss before provision
  for income tax ..................   $  (360,952)   $  (247,210)   $(1,231,507)   $  (784,147)

Provision for income tax ..........             0              0              0              0
                                      -----------    -----------    -----------    -----------
    Total income tax ..............             0              0              0              0
                                      -----------    -----------    -----------    -----------
Net Loss ..........................   $  (360,952)   $  (247,210)   $(1,231,507)   $  (784,147)
                                      ===========    ===========    ===========    ===========

Loss per share ....................   $     (0.07)   $     (0.05)   $     (0.25)   $     (0.17)
                                      ===========    ===========    ===========    ===========
Weighted average common shares
  and equivalents outstanding .....     4,953,288      4,620,320      4,953,288      4,620,320
                                      ===========    ===========    ===========    ===========

                                GEOKINETICS INC.
                       Condensed Statements of Cash Flows

                                                           Three Months Ended
                                                              September 30
                                                               (unaudited)
                                                         -----------------------
                                                            1996         1995
                                                         ---------    ---------
Cash flows from operating activities:
    Cash received from customers ....................... $ 246,001    $ 154,139
    Interest and dividends received ....................     1,969        1,398
    Cash paid to suppliers and employees ...............  (265,390)    (398,954)
    Interest paid ......................................  (161,467)     (30,980)
                                                         ---------    ---------
        Net cash  (used) by operating activities .......  (178,887)    (274,397)
                                                         ---------    ---------
Cash flows from investing activities:
    Cash payments for purchase of property and equipment   (40,122)     (77,500)
    Cash proceeds from redemption of certificate of
    deposit ............................................    79,639            0
    Cash proceeds from sale of property ................         0       17,344
    Cash payment for escrow deposit equipment investment  (320,968)           0
                                                         ---------    ---------

        Net cash  (used) by investing activities .......  (281,451)     (60,156)
                                                         ---------    ---------
Cash flows from financing activities:
    Advances for lease bank ............................     2,500      321,333
    Proceeds from short term debt ......................    65,000            0
    Principal payments on long-term debt ...............   (75,918)           0
                                                         ---------    ---------

        Net cash  (used) by financing activities .......    (8,418)     321,333
                                                         ---------    ---------

Net  (decrease) in cash ................................  (468,756)     (13,220)

Cash, beginning of period ..............................   527,064       15,713
                                                         ---------    ---------


Cash, end of period .................................... $  58,308    $   2,493
                                                         =========    =========

NOTES TO INTERIM FINANCIAL STATEMENTS


1.      METHOD OF PRESENTATION.

        The interim financial statements contained herein have been prepared in accordance with the instructions to Form 10-QSB and include all adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position and results of operations for the interim period reported. The financial statements are condensed and should be read in conjunction with the financial statements and related notes included in the Registrant's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1995, as well as the three-month transition period ended December 31, 1995. A summary of accounting policies and other significant information is included therein.


2.      LIABILITY RELATING TO COMPANY LEASE BANK

        The Company's wholly-owned subsidiary, Geokinetics Production Co., Inc. ("Production") has established a revolving credit facility (the "Lease Bank") that receives cash deposits from private individuals and entities in order to acquire oil and gas prospects. In exchange for such deposits, Production issues promissory notes in principal amounts equal to the deposited cash amounts. These notes bear a floating interest rate, currently at 12.25% per annum for the quarter ended September 30, 1996, and are guaranteed by the Company. The Company's liabilities indicated on the interim financial statements reflect the aggregate principal amounts of the promissory notes payable to the private individuals and entities that have made cash deposits with the Lease Bank.


3.      NOTES PAYABLE

        The Company's notes payable currently valued at $816,226 reflect, in part, (i) the current (i.e., one year) maturities, totaling $326,226, in connection with the Quantum loan, (ii) that certain promissory note payable to Input/Output, Inc., dated January 8, 1996, in the principal amount of $300,000 representing indebtedness incurred by the Company incident to its geophysical operations, (iii) a certain $100,000 loan from an unaffiliated lender to finance an escrow deposit made by the company incident to the proposed acquisition of Green Mountain Geophysics, Inc. (iiii) a $65,000 loan from an outside director of the Company.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                            (Nine Months Ended September 30, 1996)

GENERAL

        At September 30, 1996, the Company continues to incur various costs and expenses related to its efforts to diversify the Company's business activities. On March 6, 1996, the Company obtained a $5,000,000 loan from an unaffiliated lender to finance the initial operations of Quantum Geophysical, Inc. ("Quantum"). Quantum was formed as a wholly-owned subsidiary to perform 3-D seismic data acquisition services for the energy industry in the United States. Quantum has not yet commenced operations. The Company is currently negotiating with a third party to provide management and marketing services to Quantum. If negotiations with such third party are successful, the Company believes that Quantum may commence operations by January, 1997. In addition, the Company has continued its efforts towards developing geoscience technology and software development capabilities. The Company is currently negotiating the acquisition of 80% of the outstanding capital stock of Green Mountain Geophysics, Inc., a Boulder, Colorado-based manufacturer of specialized software for the petroleum industry. The financial requirements of the oil and gas business as well as the start-up costs incurred in diversifying the Company's business activities continues to require the Company to utilize a substantial portion of its current assets and incur additional indebtedness in order to acquire additional operating assets. As a result, the Company expects that it will be required to raise substantial additional funds during the remainder of fiscal 1996 from the sale of equity and/or debt securities in order to finance the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

CLOSING OF $5,000,000 QUANTUM LOAN

        The Company's financial position at September 30, 1996 substantially reflects the proceeds received by the Company in connection with the $5,000,000 Quantum loan and the Company's use of such proceeds. Current assets at September 30, 1996, totaled $1,387,989 as compared with $871,252 at December 31, 1995.
Cash at September 30, 1996 totaled $58,308 as compared to $16,905 at December 31, 1995. Restricted cash reflects the proceeds from the Quantum loan that is restricted for use in the Company's seismic operations and is, therefore not available to meet the Company's working capital needs. In addition, the Company's property and equipment at September 30, 1996, totaled $4,785,887 up from $897,840 at December 31, 1995.

OIL AND GAS OPERATIONS

        The Company (through its subsidiaries, HOC Operating Co., Inc. and Geokinetics Production Co., Inc.) continues to conduct its oil and gas operations consisting of acquiring, exploring, exploiting and developing oil and gas properties. However, the oil and gas industry is a highly capital-intensive business, especially in the initial stages of development of any venture. The Company, therefore, requires capital principally to fund the following expenses:
(i) purchases of
leases and other interests in oil and gas properties; (ii) capital expenditures under agreements for geological, geophysical and seismic costs as well as drilling and completion costs of wells; and (iii) general and administrative expenses. The capital expenditures required by the Company to establish oil and gas production are generally incurred prior to the commencement of production revenues. As a result, the Company expects its oil and gas operations to operate with a working capital deficiency during fiscal 1996. The Company is not currently acquiring any additional oil and gas leases or drilling additional wells.

RESULTS OF OPERATIONS

        During the three months ended September 30, 1996, the Company incurred a loss from operations of $360,952 compared to a loss of $247,210 during the comparable period in 1995. This loss is primarily due to operating expenses the Company incurred in connection with (i) the development of the Company's geoscience and software development capabilities, and (ii) expenses in oil and gas operations. General and administrative expenses during the three-months ended September 30, 1996, decreased to $262,590 compared with $271,551 during the comparable period in 1995. In addition, lease operating expenses from oil and gas operations during the three-months ended September 30, 1996, totaled $72,928 an approximate 24% decrease of such expenses during the comparable period in 1995.

DEFERRED TAX BENEFIT

        The Company is reporting an $800,000 asset relating to deferred tax benefits as a result of the closing of the Quantum loan and the expected commencement of Quantum's operations. This asset consists primarily of differences in reporting Quantum's pre-operating costs and amortization and of net operating losses. The value of such deferred tax benefits reflects the amount that the Company believes to be realizable at this time. As Quantum's operations commence and additional revenues are generated, the company will review its valuation of deferred tax benefits and make adjustments when necessary.

PLANNED PLACEMENT

        The Company is continuing to negotiate the acquisition of 80% of the capital stock of Green Mountain Geophysics, Inc. In order to finance this acquisition, the Company plans to sell approximately $4,000,000 - $5,000,000 in equity and debt securities (the "Green Mountain Placement"). There can be no assurance that the Green Mountain acquisition or the Green Mountain Placement will be completed. If the Green Mountain Placement is not completed, the Company will be forced to seek other sources of financing to continue its operations.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

               No Exhibits Required

        (b)    Reports on Form 8-K

               There were no Form 8-K Reports filed during the quarter ended September 30, 1996.

                                    SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   GEOKINETICS INC.
                                                   (Registrant)


Date:  November 14, 1996                           ___________________________
                                                   Jay D. Haber
                                                   PRESIDENT


                                                   ---------------------------
                                                   Paul Miles
                                                   CONTROLLER