Form 10KSB40
period 1996-12-31
GEOKINETICS INC
filed 1997-03-31
CIK 314606

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996

                                       OR

      [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 0-9268

                                GEOKINETICS INC.
        (Exact name of small business issuer as specified in its charter)

                   Delaware                             94-1690082
        (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)             Identification No.)

        5555 San Felipe, Suite 780
              Houston, Texas                               77056
   (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (713) 850-7600

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.20 par value

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        Issuer's revenues for its most recent fiscal year were $813,024.

        As of December 31, 1996, 4,953,288 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately $2,585,581 based on the last reported sales price of such stock on that date.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Documents incorporated by reference:  None.
--------------------------------------------------------------------------------

                                GEOKINETICS INC.

                                   FORM 10-KSB

                          YEAR ENDED DECEMBER 31, 1996

                                TABLE OF CONTENTS

                                                                            PAGE

                                     PART I
        Item 1.  Description of Business..................................... 1
        Item 2.  Description of Properties................................... 15
        Item 3.  Legal Proceedings........................................... 19
        Item 4.  Submission of Matters to a Vote of Security Holders......... 19

                                     PART II
        Item 5.  Market for Common Equity and Related Stockholder Matters.... 19
        Item 6.  Management's Discussion and Analysis or Plan of Operation... 20
        Item 7.  Financial Statements........................................ 21
        Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................... 21

                                    PART III
        Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act........... 22
        Item 10. Executive Compensation...................................... 23
        Item 11. Security Ownership of Certain Beneficial Owners and
                 Management.................................................. 27
        Item 12. Certain Relationships and Related Transactions.............. 29
        Item 13. Exhibits and Reports on Form 8-K............................ 30

                               CERTAIN DEFINITIONS

        As used in this Form 10-KSB, "Mcf" means thousand cubic feet, "MMcf" means million cubic feet, "Bcf" means billion cubic feet, "Bbl" means barrel, "MBbls" means thousand barrels, "MMBbls" means million barrels, "BOE" means barrels of oil equivalent and "MBOE" means thousand equivalent barrels of oil. Unless otherwise indicated in this Form 10-KSB, gas volumes are stated at the legal pressure base of the state or area in which the reserves are located and at 60 degrees Fahrenheit. Barrels of oil equivalent are determined using the ratio of six Mcf of gas to one Bbl of crude oil, condensate or natural gas liquids. The term "gross" refers to the total acres or wells in which the Company has a working interest. The term "net" refers to gross acres or wells multiplied by the percentage working interest owned by the Company. Unless the context requires otherwise, all references to the "Company" include Geokinetics Inc. and its consolidated subsidiaries.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

                       HISTORICAL DEVELOPMENT OF BUSINESS

        The predecessor corporation of Geokinetics Inc. ("Geokinetics" or the "Company") was organized in 1969 under the laws of California. The Company was incorporated in Delaware in April, 1980, and the California corporation was merged into the Company. During its initial years, the Company concentrated on exploration for deposits of nonferrous metals. Historically, the Company was primarily engaged in research and development of processes to extract shale oil from oil shale deposits, and in related activities. The Company conducted these activities by maintaining proprietary positions in oil shale technology and oil shale leases, primarily on lands in the State of Utah. During the three years prior to the 1994 acquisition transaction, however, the Company substantially downsized its organization and scope of activities in order to conserve its assets.

        During 1994, the Company refocused its business strategy and completely phased out its synthetic fuels and oil shale business by entering into the businesses of oil and gas exploration, development, and production. The oil and gas operations were commenced following the Company's acquisition of certain oil and gas properties from two independent oil and gas companies located in Houston, Texas, effective August 1, 1994. The Company completed these acquisitions by means of a merger of HOC Operating Co., Inc. and Hale Exploration Company, each Texas corporations, into two newly-formed subsidiaries of the Company. The Company now conducts oil and gas development, production, and exploration through two of its wholly-owned subsidiaries: HOC Operating Co., Inc. and Geokinetics Production Co., Inc.

        On November 18, 1994, the Company formed Quantum Geophysical, Inc. as a wholly-owned subsidiary to conduct three dimensional ("3-D") seismic data acquisition operations. The Company spent 1995 and 1996 preparing for the commencement of seismic operations. On March 5, 1996, the Company completed financing arrangements for Quantum Geophysical, Inc.

        During fiscal 1997, the Company intends to develop and diversify its seismic contracting operations through a series of planned acquisitions. The Company is currently negotiating with several financing sources to fund these acquisitions. The Company's ability to continue its operations and complete the planned acquisitions depends upon obtaining additional equity and/or debt financing.

        The Company's corporate headquarters is located in Houston, Texas. The Company's address is 5555 San Felipe, Houston, Texas 77056 and its telephone number is (713) 850-7600.

        Unless the context otherwise requires, all references herein to the Company include the Company, its subsidiaries and their predecessors, collectively.

                         CURRENT BUSINESS OF THE COMPANY

GENERAL

        The Company has adopted a business strategy of becoming a technology integrator within the petroleum industry. Over the past decade meaningful oil and gas reserves have become more difficult to find, particularly onshore United States where the Company's efforts are focused. In addressing this situation, many companies, particularly the major oil companies, have increasingly used technology to improve drilling success. The Company's initial step in utilizing high technology was the formation of Quantum Geophysical, Inc. ("Quantum") which will provide state-of-the-art 3-D seismic acquisition services for Geokinetics and third parties.

        By utilizing 3-D seismic technology, the Company believes it can improve the probability of success for both its exploration and in-field development wells. The Company expects that the use of 3-D seismic technology can lead to
(i) as much as a 60-70% exploration success ratio (versus 15- 20% utilizing 2-D seismic data), (ii) greater per well recovery rates as a result of strategically placing wells in optimum locations, and (iii) lower overall drilling costs as a result of drilling fewer dry holes. Additionally, 3-D seismic technology can identify previously undetected hydrocarbons in geologically complex features in mature producing fields. The Company believes that these factors will offset the cost of originating, acquiring and interpreting 3-D seismic surveys.

        By providing this technology to third parties, the Company will have the opportunity to enter joint venture partnerships that may significantly increase its current reserve base with minimal additional capital requirements. Because Quantum will operate its own crew and data acquisition system, the Company believes that it will have a distinct advantage over other companies that must purchase their 3-D acquisition services from third parties. The Company's control of each project, from design through processing, should result in uncompromised, high quality data. The resulting benefits to Quantum's customers will include the immediate availability of a high-tech crew and direct oversight of quality control.

        The Company's management believes that information technology, an integral component within major oil companies, has become a necessary tool for independent oil and gas explorers and producers. Many independents are realizing that they are technologically deficient and lack the necessary infrastructure and financial resources to adopt these technologies. The Company believes that the technological deficiencies of many independent oil and gas companies will provide significant business opportunities for companies possessing superior technological capabilities. The formation of Geoscience Software Solutions is the Company's next step towards capitalizing on this opportunity. Geoscience Software Solutions will work to provide and apply information technology to the Company's core oil and gas business while operating as an independent provider of software technology to the entire industry.

OIL AND GAS OPERATIONS

        The Company's oil and gas operations consist of the acquisition, exploration, exploitation and development of producing and non-producing oil and gas properties. The Company's oil and gas properties are located in the State of Texas and exploration is conducted in the United States Gulf Coast region. The Company believes its primary strengths in this field will be long-lived oil and gas reserves, the experience of its management, and the expertise of its technical staff.

        As of December 31, 1996, the Company, through its wholly-owned subsidiary, HOC Operating Co., Inc., served as the operator of 23 producing wells, all of which were located in the State of Texas.

        The Company's oil and gas reserves are principally in long-lived fields with well established production histories. As of December 31, 1996, the Company's pro forma estimated proved oil and gas reserves totaled 532,724 Bbls of oil and 3,438,495 Mcf of natural gas, or a total of 1,105,807 BOE. During the fiscal year ended December 31, 1996, the Company's gross production averaged approximately 80 Bbls of oil and 288 Mcf of gas per day and was sold at prices averaging $20.67 per Bbl of oil and $2.55 per Mcf of natural gas. Substantially all of the Company's oil and gas production is sold at market responsive prices.

        The Company, through its subsidiaries, HOC Operating Co., Inc. and Geokinetics Production Co., Inc., continues to pursue a program focused on increasing its reserves, cash flow and profitability by the indirect participation in drilling of moderate risk exploratory wells, acquiring and enhancing producing oil and gas properties and by maintaining a low cost operating structure. The Company will continue to focus its efforts on the Gulf Coast region of the United States where management feels it can best exploit its experience.

        Management will actively seek future equity and debt financing in order to expand the Company's exposure to drilling and acquisition opportunities, thereby continuing to accelerate the growth of the Company. As a result of the pervasive need for capital to finance oil and gas operations, however, the Company may reevaluate the scope of its oil and gas operations in the event the Company is unable to secure such financing on acceptable terms or as other conditions warrant.

EXPLORATION STRATEGIES

        The Company pursues exploration projects that meet its evaluation criteria. The Company's objective is to acquire, drill and operate oil and gas prospects that have geological and economic merit as determined by the Company's management. Prospects are offered on a partial working interest basis to industry partners and investment groups knowledgeable in oil and gas operations.

        While the Company does not limit its operations to a particular geographic area, its primary concentration has been the Texas and Louisiana Gulf Coast. These areas have proven to contain prolific hydrocarbon deposits with wells resulting in shorter-term payouts and substantial accumulations of reserves.

        The Company's exploration philosophy is the result of years of continuous analysis of the various selection processes used within the oil and gas industry and the economic results derived therefrom. The Company concentrates its efforts on controlled exploratory prospects that tend to fall within the one-in-two to one-in five risk range, utilizing strong well control and subsurface geological and geophysical data and techniques. This combination of economics and science tends to minimize the risk inherent in oil and gas exploration. Most prospects are in proven trend areas and in many cases have production or shows of hydrocarbons adjacent to the prospect acreage. By concentrating primarily in the Texas and Louisiana Gulf Coast, the Company attempts to encounter prospects with multiple pay potentials that are characteristically inherent to those areas.

        The Company selects its prospects from in-house generated research and analysis, independent oil and gas companies and generating geologists. By reviewing prospects from multiple sources, the Company benefits from a wider exposure to prospect ideas and selection of prospects, while maximizing its resources. Historically, less than five percent of the prospects reviewed meet the Company's criteria.

        In addition to the use of start-of-the-art geological and geophysical techniques for evaluating prospects, the Company subjects each prospect to statistical risk analysis as a part of the decision making process. This analysis allows the Company to eliminate drilling prospects that are uneconomic even when completions result.

        The Company has entered into several prospect ventures with established independent generating geologists. Through each venture, the Company has a preferential right of acquiring each prospect generated by the geologist. In return, the Company, at its sole risk and expense, acquires the oil and gas leasehold rights and such other rights and interests as may be necessary to assemble, package and market the prospect to potential industry participants. The geologist markets the prospect with the assistance of the Company. The benefits or proceeds from the sale of each prospect are ratably shared between the Company and the geologist. This relationship allows the Company to maintain a constant inventory of exploration prospects while reducing the overhead associated with generating and marketing each prospect.

        The Company has established a "Lease Bank" to fund the acquisition of oil and gas prospects for sale to third party participants. The Lease Bank is essentially a revolving credit facility whereby third parties provide funds to the Company to acquire, package and sell oil and gas prospects. Lease Bank funds used by the Company to acquire, package and sell each prospect are refunded to the Lease Bank at the time each prospect is sold to third party participants and prior to any well being drilled on the prospect. Accordingly, the return of Lease Bank funds used for any particular prospect is in no way dependent on the success or failure of drilling on the particular prospect, but instead is solely dependent on the Company's ability to sell the prospect to third party participants.

ACQUISITION AND EXPLOITATION STRATEGIES

        The Company's general acquisition parameters and criteria for producing properties are described below.

               (i) The Company seeks producing properties with relatively stable production rates, long reserve lives and the potential for exploitation and development. The Company believes that future production and ultimate reserve recoveries can be more accurately estimated for such properties. In order to facilitate exploitation and development of acquired properties, the Company will give preference to property interests that can provide the Company with the ability to operate or influence operations. The Company pursues a low cost operating strategy and believes it maintains substantially lower overhead than many similarly sized oil and gas operators. The Company will concentrate on acquisitions that it believes provide opportunities to increase production and reserves through the implementation of mechanical and operational improvements, 3-D seismic surveys, workovers, behind-pipe recompletions, new development wells and other exploitation techniques.

               (ii) The Company generally seeks producing properties that are long-lived, with a reserve-to-production index of at least five years. The Company believes such properties have a more predictable future production performance, provide a better opportunity to benefit from price increases, often provide opportunities for production acceleration or reserve enhancement, and may provide residual values not reflected in the purchase prices of such properties.

               (iii) The Company's management and technical staff have substantial experience in the major producing areas in the United States Gulf Coast region. The Company intends to continue to focus its acquisition efforts in the Gulf Coast region, but may acquire properties meeting its acquisition criteria in other geographic areas.

               (iv) The Company may seek to acquire facilities related to the production, marketing and transportation of oil and gas, including gathering, transportation, and pipeline systems and gas processing plants. These related facility acquisitions may be made in conjunction with producing property acquisitions or separately.

        There can be no assurances that producing properties or facilities meeting the foregoing criteria will be available on terms acceptable to the Company. The Company may reevaluate its adherence to the criteria listed above as conditions warrant.

SEISMIC OPERATIONS

        In November of 1994, the Company formed Quantum as a wholly-owned subsidiary to perform 3-D seismic acquisition services for the energy industry in the United States. Oil and gas companies utilize seismic data in determining suitable locations for drilling exploratory wells, in the development of oil and gas reserves and, increasingly, in reservoir management. In March, 1996, the Company obtained a loan of approximately $5,000,000 from an unaffiliated lender to finance Quantum's initial operations.

        Quantum, on a contract basis, will acquire 3-D seismic data for energy and oil and gas companies, which companies will typically have exclusive ownership of the data. Management believes that there is a significant current demand for providing contract land 3-D seismic acquisition services. The Company will attempt to build Quantum's reputation in the southern regions of the United States, targeting the smaller, independent oil and gas companies. Quantum will utilize geophysical equipment and technically skilled crews, both of which are significant requirements to qualify as a provider of 3-D seismic services. In response to the demand for technologically advanced equipment, the Company has purchased an Input/Output, Inc. ("I/O") System Two ("SYSTEM TWO(R)"). SYSTEM TWO(R) employs a 24 bit analog-to-digital converter using advanced delta sigma technology, which reduces error, in data interpretation. Less errors in data interpretation by the exploration geophysicists means higher success rates for oil and gas exploration companies. Management believes that the SYSTEM TWO(R) data acquisition technology will allow the Company to achieve a share of the independent oil and gas company market. Outside contractors will be utilized to perform operations such as surveying, drilling, and permitting.

SEISMIC CREW

        Once full-scale operations of Quantum are established, Quantum will be capable of staffing a seismic crew consisting of a supervisor, crew chief, assistant crew chief and general laborers who will supervise and conduct all field operations. A fully staffed seismic crew reasonably consists of twenty to thirty persons. Quantum expects that such seismic crews will be staffed according to specific client requirements.

SEASONALITY

        Quantum generally will have the opportunity to generate its highest revenues during the Company's third fiscal quarter (July 1 through September
30), primarily because this period typically provides for more recording hours due to longer days and less curtailment of operations due to poor weather. Although certain seasons during the year generally provide better working conditions, adverse conditions may impact revenues at any time throughout the year.

SEISMIC CONTRACTS

        Quantum's seismic operations will be conducted pursuant to contracts with customers who typically retain exclusive ownership of the acquired seismic data. Contracts, which are awarded on a competitive bid basis, will generally be either "turn-key" contracts which provide for a fixed fee to be paid to Quantum upon the completion of each job or "term" contracts which provide for a fixed fee per square mile of data acquired during the term of the project. Turn-key contracts generally can provide more profit potential for Quantum, but involve more risks because of potential down time for weather and other types of delays.

JOINT VENTURES

        The Company expects to pursue certain joint venture opportunities where the 3-D seismic acquisition crew and expertise of Quantum can be contributed on a reduced cost basis to earn an equity interest in certain projects being shot. In pursuing such joint ventures, the Company will work to identify exploration and production projects that work on a low cost, low risk basis and produce high drilling success rates. From this strategy, rapid growth reserves, production, revenues, earnings and stockholders' value should be realized.

PERSONNEL/MANAGEMENT

        The Company believes that its ability to attract and obtain qualified personnel and management will be a significant factor in the success of Quantum's operations. Historically, the geophysical industry has had high turnover of personnel due to lack of employee benefits and excessive down time. Consequently, highly qualified personnel and management are usually difficult to find. Quantum, however, will attempt to address these issues by providing continuous and ongoing formal and on-the-job training as well as attractive benefits. Management believes that its personnel will be among the most highly qualified and technically skilled in the industry.

ACQUISITION OF SIGNATURE GEOPHYSICAL SERVICES, INC.

        On March 5, 1997, the Company entered into a Letter of Intent to acquire 100% of the issued and outstanding capital stock of Signature Geophysical Services, Inc., a Houston-based provider of 3-D geophysical surveys for the oil and gas industry, with particular emphasis on contract seismic work in the Atchafalaya Swamp Basin of Louisiana. The Company is currently negotiating a definitive agreement concerning this acquisition which is expected to close in the second quarter of fiscal 1997.

GEOSCIENCE OPERATIONS

        During fiscal 1997, the Company is considering diversifying its operations by entering into the geoscience technology business. On February 28, 1996, the Company formed a new wholly-owned subsidiary called Geoscience Software Solutions, Inc. ("GSS") to conduct these operations. It is contemplated that GSS will develop and utilize geoscience technology not only for its own account in the acquisition of oil and gas assets but also by providing technological applications and services to third parties engaged in oil and gas exploration. The Company previously reported that it had entered into a Letter of Intent to acquire 80% of the outstanding capital stock of Green Mountain Geophysics, Inc., a Boulder, Colorado based manufacturer of specialized software for the petroleum industry. The Letter of Intent has expired and the Company's management is not certain whether the Company will further pursue the Green Mountain acquisition.

COMPETITION

OIL AND GAS OPERATIONS

        Competition in the oil and gas industry is intense. The Company encounters strong competition from major oil companies and independent operators in acquiring properties and leases for exploration for crude oil and natural gas. The principal competitive factors in the Company's oil and gas operations include the staff, technology, and data necessary to identify and investigate prospective leases, and the financial resources necessary to acquire and develop such leases. In seeking to acquire producing properties and in marketing oil and gas, the Company faces competition both from major and independent oil and gas companies, and from numerous individuals. Many of the Company's competitors have financial resources, staffs and facilities substantially greater than those of the Company.

        Increases in worldwide energy production capability have brought about surpluses in energy supplies in recent years. This, in turn, has resulted in substantial competition in markets historically served by domestic natural gas from alternative sources of energy, such as residual fuel oil, and among domestic natural gas suppliers. Changes in government regulations (described under "Regulation" below) relating to the production, transportation and marketing of natural gas have also resulted in significant changes in the historical marketing patterns of the industry. Generally, these changes have resulted in the abandonment by many pipelines of long-term contracts for the purchase of natural gas, the development by natural gas producers of their own marketing programs to take advantage of new regulations requiring pipelines to transport natural gas for regulated fees, and the emergence of various types of marketing companies and other aggregations of gas supplies. As a consequence, natural gas prices, which were once effectively determined by government regulations, are now largely established by competition. Competitors of the Company in this market include other producers, natural gas pipelines and their affiliated marketing companies, independent marketers and providers of alternate energy supplies, such as residual fuel oil.

        Exploration for and production of oil and gas is affected by the availability of pipe, casing and other tubular goods and certain other oil field equipment and services, including drilling rigs and tools. The Company is dependent upon independent drilling contractors to furnish rigs, equipment and tools to drill the wells they operate. The Company has not experienced and does not anticipate difficulties in obtaining supplies, materials, drilling rigs, equipment, tools or any attendant services. Higher prices for oil and gas production, however, may cause competition for these items to increase and may result in increased costs of operations.

SEISMIC OPERATIONS

        The acquisition of seismic data for the oil and gas exploration industry is also highly competitive. Although reliable comparative figures are not available, the Company believes that its principal competitors have more extensive and diversified operations and also have financial, operating and other resources substantially in excess of those available to the Company.

        The Company's principal competitors in the seismic area are those companies that offer 3-D capabilities accommodating smaller surveys and smaller independent oil and gas companies. Examples include Grant Geophysical, Inc., Solid State Geophysical, Inc., Dawson Geophysical Incorporated, Universal Seismic Associates Incorporated, Compagni Generale de Geophysique and Veritas - DGC. Competitive factors include the type and capability of equipment used to conduct seismic surveys and that equipment's availability. In addition to price, the performance and dependability of a crew significantly affect a potential customer's decision to award a contract to a company or one of its competitors.

REGULATION

ENVIRONMENTAL REGULATION

         Operations of the Company are subject to numerous federal, state, and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences; restrict or prohibit types, quantities and concentration of substances that can be released into the environment in connection with the drilling and production activities; prohibit drilling activities on certain lands lying within wetlands or other protected areas; and impose substantial liabilities for pollution resulting from drilling and production operations. Moreover, state and federal environmental laws and regulations may become more stringent in the future. These environmental laws and regulations may affect the Company's operations and costs as a result of their effect on oil and gas development, exploration and production operations.

OIL AND GAS REGULATION

        Complex regulations concerning all phases of energy development at the local, state and federal levels apply to the Company's present operations in the oil and gas business, and often require interpretation by the Company's professional staff or outside advisors. The federal government and various state governments have adopted numerous laws and regulations regarding the production, transportation, marketing and sale of oil and natural gas. Regulation by state and local governments usually covers matters such as the spacing of wells, allowable production rates, environmental protection, pollution control, taxation and other related matters. Any federal leases acquired by the Company will be subject to various federal statutes and the rules and regulations of federal administrative agencies. Moreover, future changes in local, state or federal laws or regulations could adversely affect the operations of the Company.

        Domestic exploration for, and production and sale of, oil and gas are extensively regulated at both the federal and state levels. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Numerous departments and agencies, both federal and state, are also authorized by statute to issue, and have issued, rules and regulations binding on the oil and gas industry that are often costly to comply with and that carry substantial penalties for noncompliance. In addition, production operations are affected by changing tax and other laws relating to the petroleum industry, by constantly changing administrative regulations, and possible interruption or termination by governmental authorities. The regulatory burden on the oil and gas industry increases its cost of doing business and, consequently, affects its profitability. Inasmuch as such laws and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such regulations.

EXPLORATION AND PRODUCTION REGULATION

        Exploration and production operations of the Company are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring drilling permits, requiring the maintenance of bonds in order to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandoning of wells. The Company's operations are also subject to various conservation regulations, including regulation of the size of drilling and spacing units or proration units, the density of wells which may be drilled and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of lands and leases to facilitate exploration, while other states rely on voluntary pooling of lands and leases. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas and impose certain requirements regarding the ratability of production. These regulations limit the amounts of crude oil and natural gas the Company can produce from its wells as well as the number of wells or the locations that can be drilled.

        Effective July 1, 1992, the Texas Railroad Commission, which is the state agency that regulates oil and gas production in Texas (the "TRC"), enacted regulations that can limit the rate at which oil and gas may be produced from the Company's Texas properties. Under these Texas regulations, the TRC relies upon certain information filed monthly by well operators, in addition to using historical production data for each well during comparable past periods, to arrive at a production allowable. This is in contrast to the TRC's historic reliance on forecasts of upcoming months' takes filed by purchasers of natural gas in formulating allowables, a procedure which had resulted in substantial excess allowables over volumes actually produced. These Texas regulations and legislation should not have a significant impact on the Company's operations. The Company cannot predict whether other states will adopt similar regulations or legislation. However, the effect of such legislation and regulations may be to decrease the allowable daily production and the revenues from gas properties, including properties that produce both oil and gas. It is also possible that such legislation and regulations may result in a decrease in natural gas production in such states, which could exert upward pressure on the price of natural gas.

NATURAL GAS SALES AND TRANSPORTATION REGULATION

        Federal legislation and regulatory controls have historically affected the price of the gas produced and sold by the Company and the manner in which such production is marketed. Historically, the transportation and sale for resale of gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938 (the "NGA"), the Natural Gas Policy Act of 1978 (the "NGPA") and the regulations promulgated thereunder by the Federal Energy Regulatory Commission (the "FERC"). Since 1978, maximum selling prices of certain categories of natural gas sold in so-called "first sales" (which include the types of sales made by the Company), whether sold in interstate or intrastate commerce, were regulated pursuant to the NGPA. The NGPA established various categories of natural gas and provided for graduated deregulation of price controls of several categories of natural gas and the deregulation of sales of certain categories of natural gas. Most "first sale" price deregulation contemplated under the NGPA occurred by mid-1987. Moreover, on July 26, 1989, the Natural Gas Wellhead Decontrol Act of 1989 was enacted. This act amended the NGPA by removing both price and non-price controls from natural gas sold in "first sales" on the earlier of the termination of the applicable contract or January 1, 1993. In addition, in December 1992, the FERC issued Order 547, which, since January 7, 1993, has constituted a blanket certificate of public convenience and necessity pursuant to Section 7 of the NGA authorizing any company which is not an interstate natural gas pipeline or an affiliate thereof to make sales for resale at negotiated rates in interstate commerce of any category of gas that is subject to the FERC's NGA jurisdiction. As a result, since January 7, 1993, none of the Company's natural gas production has been subject to federal price controls. Under current market conditions, deregulated natural gas prices under recently negotiated contracts tend to be substantially lower than most regulated price ceilings that were previously prescribed by the NGPA.

        Historically, interstate pipeline companies have generally acted as wholesale merchants by purchasing natural gas from producers and reselling the gas to local distribution companies and large end-users. Under the NGA and NGPA, the transportation and sale of natural gas by interstate pipeline companies have been subject to extensive regulation, and the construction of new pipelines, the extension of existing pipelines and the commencement and cessation of sales or transportation services by interstate pipeline companies generally have required prior FERC authorization.

        Commencing in 1985, the FERC promulgated a series of orders and regulations adopting changes that significantly affect the transportation and marketing of natural gas. These changes were intended to foster competition in the natural gas industry by, among other things, inducing or mandating that interstate pipeline companies provide nondiscriminatory transportation services to producers, distributors and other shippers (so-called "open access" requirements). The FERC has also sought to expedite the certification process of new services, facilities and operations of those pipeline companies providing "open access" services. The FERC's actions in these areas have been subject to extensive judicial review and have generated significant industry comment and proposals for modifications to existing regulations.

        In April 1992 (and clarified in August 1992 and finalized in November
1992), the FERC issued Order 636, which has had a major impact on natural gas pipeline operations, services and rates. Among other things, Order 636, and the amendments thereto (collectively, "Order 636"), requires each interstate pipeline company to "unbundle" its traditional wholesale services and create and make available on an open and nondiscriminatory basis numerous constituent services (such as gathering services, storage services, firm and interruptible transportation services, and stand-by sales services) and to adopt a new rate making methodology to determine appropriate rates for those services. To the extent the pipeline company or its sales affiliate makes gas sales as a merchant in the future, it will do so in direct competition with all other sellers pursuant to private contracts; however, pipeline companies are not required to remain "merchants" of gas, and many of the interstate pipeline companies have or will become transporters only. The FERC requires each pipeline company to develop the specific terms of service in individual proceedings and submit to pending court challenges by numerous parties. In addition, upon completion of the individual pipeline restructuring proceedings, appeals are usually filed. The Company cannot predict whether and to what extent juridical review will affect these matters. Although Order 636 and the implementing regulations do not directly regulate natural gas producers such as the Company, the availability of non-discriminatory transportation services and the ability of pipeline customers to modify or terminate their existing purchase obligations under these regulations have greatly enhanced the ability of producers to market through interstate natural gas pipelines, and have increased the marketing activities of the Company. The Company has access to several natural gas pipelines which serve interstate markets in each of its principal areas of operations. See "Geographic Concentration under _Business Strategy._"

        As a result of Order 636, a number of interstate pipeline companies are trying to unbundle their gathering systems and have pending before the FERC applications to (i) "spin down" their gathering systems from regulated pipeline transportation companies to unregulated affiliates, (ii) spin-off gathering systems to non-related entities, and/or (iii) "refunctionalize" portions of their pipeline facilities from transmission to gathering. In response to these applications, the FERC is continually examining its policies regarding not only pipeline and pipeline-affiliate gathering rates, but also gathering system capacity, competition and production area rates. A consequence of this divestiture of gathering facilities could be separate, and higher, gathering fees. In addition, other aspects of Order 636 may have an impact on the Company's gas marketing activities including, but not limited to, the responsibility on pipeline customers to closely monitor delivery volumes so as to avoid pipeline penalties for imbalances, and capacity allocation conditions imposed by pipelines under operational flow orders (OFOs) as part of a pipeline's terms and conditions. Although the Company does not expect that the above issues will have a material effect on the Company's gas marketing activities, these issues are continually monitored by the FERC and the Company cannot predict with certainty how any future modification or implementation of Order 636 will affect the Company's operations.

        With respect to oil pipeline rates subject to the FERC's jurisdiction, in October 1993 the FERC issued Order 561 in order to fulfill the requirements of Title XVIII of the Energy Policy Act of 1992. Order 561, and the subsequent FERC orders related thereto, establish an indexing system, effective January 1, 1995, under which oil pipelines will be able to readily change their rates to track changes in the Producer Price Index for Finished Goods (PPI-FG), minus one percent. This index will establish ceiling levels for rates. Order 561 also permits cost-of-service proceedings to establish just and reasonable rates for initial rates for new service. Cost-of-service review may also be invoked when an oil pipeline company claims it is significantly under-recovering its costs, or when customers claim the pipeline's rates are excessive in relation to actual costs. Order 561 does not alter the right of a pipeline to seek FERC authorization to charge market-based rates. However, until the FERC makes the finding that the pipeline does not exercise significant market power, the pipeline's rates cannot exceed the applicable index ceiling level or a level justified by the pipeline's cost of service. In conjunction with this order and market rates, the FERC issued a notice of inquiry soliciting suggestions for and comments on streamlining market power determinations and establishing standards to be used in determining whether an oil pipeline lacks significant market share, which procedures and standards became effective January 1, 1995. Finally, Order 561 retains the FERC's policy of encouraging settlement of rate issues at any stage of a proceeding.

SUPPLIERS

        The Company's seismic operations are dependent on I/O for additions to and replacements for its SYSTEM TWO(R) seismic data gathering equipment. Because this equipment represents proprietary technology, in the event any system is substantially changed, or should a significant failure occur, or should I/O be unwilling or unable to furnish replacement parts, the Company would probably be unable to obtain replacements from other sources. Under such circumstances the Company would be required to obtain other equipment that may be less technologically advanced or make a substantial investment in new or used equipment to perform its seismic services. Management believes that its relationship with I/O is satisfactory. There are a number of suppliers providing new and used 3-D equipment.

OCCUPATIONAL HAZARDS AND INSURANCE

        The operations of the Company are subject to all risks inherent in the exploration for, and development and production of, oil and gas, including such natural hazards as blowouts, cratering and fires, which could result in damage or injury to, or destruction of drilling rigs and equipment, formations, producing facilities or other property, or could result in personal injury, loss of life or pollution of the environment. Any such event could result in substantial cost to the Company which could have a material adverse effect upon the financial condition of the Company in the event is not fully insured against such risk. The Company carries insurance against certain of these risks, but, in accordance with standard industry practice, the Company is not fully insured for all risks, either because such insurance is unavailable or because the Company elects not to obtain insurance coverage because of cost. Although such operational risks and hazards may to some extent be minimized, no combination of experience, knowledge and scientific evaluations can eliminate the risk of investment or assure a profit to any company engaged in oil and gas operations.

MARKETING ACTIVITIES

        The natural gas production of the Company is sold primarily on the spot market to a variety of purchasers, including intrastate and interstate pipelines, their marketing affiliates, independent marketing companies and other purchasers. Because an insignificant amount of its gas is committed under long-term fixed price contracts, the Company is positioned to take advantage of rising prices for natural gas, but is also subject to gas price reductions. All of the Company's crude oil and condensate production is currently sold at posted prices under short-term contracts, which terms are customary in the industry.

        The availability of a market for oil and gas produced by the Company is dependent upon a number of factors beyond its control which at various times cannot be accurately predicted. These factors include the proximity of wells to, and the available capacity of, natural gas pipelines, the extent of competitive domestic production and imports of oil and gas, the availability of other sources of energy, fluctuations in seasonal supply and demand, and governmental regulation. In addition, there is always the possibility that new legislation may be enacted which would impose price controls or additional excise taxes upon crude oil or natural gas, or both. In the event a productive gas well is completed in an area that is distant from existing gas pipelines, the Company may allow the well to remain shut-in until a pipeline is extended to the well or until additional wells are drilled to establish the existence of sufficient producing reserves to justify the cost of extending existing pipelines to the area. The United States may experience an oversupply of natural gas which may cause delays, restrictions or reductions of natural gas production. In addition, increased imports of natural gas, primarily from Canada, have occurred and are expected to continue. Oversupplies of natural gas can be expected to recur from time to time and may result in the gas producing wells of the Company being shut-in on a temporary basis.

        Since the early 1970's, the market price for crude oil has been significantly affected by policies adopted by the member nations of OPEC. Members of OPEC establish prices and production quotas among themselves for petroleum products from time to time with the intent of manipulating the global supply and price levels for crude oil. In addition, Canada recently amended its tax laws and other laws affecting the exportation of its natural gas to the United States, and such amendments are expected to increase competition and may adversely affect the price of natural gas in certain areas of the United States. The Company is unable to predict the effect, if any, which OPEC or the Canadian legislation will have on the amount of, or the prices received for, oil and natural gas produced and sold from the Company's wells.

        Changes in oil and natural gas prices significantly affect the revenues and cash flow of the Company and the value of its oil and gas properties. Significant declines in the prices of oil and natural gas could have a material adverse effect on the business and financial condition of the Company. The Company is unable to predict accurately whether the prices of oil and natural gas will rise, stabilize or decline in the future.

EMPLOYEES

        At December 31, 1996, the Company employed 6 people in its Houston offices whose functions were associated with management, operations, accounting and oil and gas marketing. The Company primarily uses independent contractors as field personnel for operating wells. Management believes that its relations with its employees are excellent.

FACILITIES

        The Company is leasing approximately 5,298 square feet of office space at its new corporate headquarters located at 5555 San Felipe, Suite 780, Houston, Texas 77056. The lease provides for a base rent of $24,104 per year, plus operating expenses. In 1996, the Company's total rental expenses under this lease (including base rent) were $60,268. The lease expires June 30, 1998. The Company believes that its present space is sufficient for the foreseeable future and that it will be able to negotiate a favorable renewal of its lease or find a suitable replacement facility without substantial difficulty.

ITEM 2.  DESCRIPTION OF PROPERTIES.

ACQUISITION AND EXPLOITATION OF PROPERTIES

        The Company owns working interests in 23 producing oil and gas wells located in Texas. The Company is also the operator of each of these 23 wells. All of the Company's wells were originally drilled and have been continuously operated by current management and their predecessor companies.

OIL AND GAS SALES PRICES AND PRODUCTION COSTS

        The following table sets forth for the Company, its subsidiaries and their predecessors, the pro forma average sales prices per Bbl of oil (including condensate) and per Mcf of gas produced, and the production costs (including taxes on production and property and transportation charges) per BOE produced for each of the last three fiscal years:

                  Company, Subsidiaries and their Predecessors

                                  Year Ended    Transition Period(1)       Year Ended
                                 September 30    10/1/94 to 12/31/94       December 31
                                                                     ----------  -------------
                                     1994               1994            1995        1996
                               ---------------- -------------------- ----------  -------------
Weighted average sales price per
Bbl of oil produced ............   $15.22             $16.00           $16.72       $20.67
Weighted average sales price per
Mcf of gas produced ............   $ 2.19             $ 1.75           $ 1.71       $ 2.55
Weighted average production cost
per BOE ........................   $ 4.18             $ 5.05           $ 6.65       $ 5.22
================================   ======             ======           ======       ======

        (1) Transition period resulting from the Company's change of its fiscal year end from September 30 to December 31 of each year.

RESERVES

        The following table sets forth, as of December 31, 1996, certain information about the pro forma estimated developed and undeveloped proved reserves of the Company's subsidiaries and their predecessors:


                                                         Company Subsidiaries
                                                               Pro Forma
                                                           December 31, 1996
Proved developed:
        Oil (Bbls) .......................................         323,020
        Gas (Mcf) ........................................       1,060,565
Proved undeveloped:
        Oil (Bbls) .......................................         209,704
        Gas (Mcf) ........................................       2,377,930
Total proved:
        Oil (Bbls) .......................................         532,724
        Gas (Mcf) ........................................       3,438,495
Estimated future net cash
flows, before income taxes ...............................     $16,004,000
Present value of estimated
future net cash flows, before
income taxes, discounted
at 10% ...................................................     $ 7,091,700

        There are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond the control of the Company. The reserve data set forth in the above table represent only estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geologic interpretation and judgment. As a result, estimates by different engineers often vary, sometimes significantly. In addition, physical factors, such as the results of drilling, testing and production subsequent to the date of an estimate, as well as economic factors, such as an increase or decrease in product prices that renders production of such reserves more or less economic, may justify revision of such estimates. Accordingly, reserve estimates are different from the quantities of oil and gas that are ultimately recovered.

PRODUCTIVE WELLS AND ACREAGE

        During the fiscal year ended December 31, 1996, neither the Company nor its subsidiaries and their predecessors drilled or completed any productive or non-productive wells. The following table sets forth the approximate number of gross productive wells and net productive wells owned by the Company as of December 31, 1996:


                                                   Gross Net
                                                    ---- ----
                  Texas Panhandle ...............     15 1.15
                  Texas Upper Gulf
                  Coast .........................      5 2.57
                  Texas Lower Gulf
                  Coast .........................      3 1.75
                                 Total ..........     23 5.47
                                                    ---- ----

        The following table shows, by geologic region, the approximate leasehold acreage and royalty and mineral acreage of the Company as of December 31, 1996:

  Region                Leasehold Acreage                     Royalty and Mineral Acreage
--------------------------------------------------------------------------------------------------
                Producing           Non-Producing/         Producing          Non-Producing/
                                     Undeveloped                               Undeveloped
                                      Acreage(1)                                Acreage(1)
--------------------------------------------------------------------------------------------------
              Gross     Net        Gross         Net      Gross    Net      Gross       Net
--------------------------------------------------------------------------------------------------
Texas
Panhandle     5,152      317          -            -         -      -          -         -
Texas Upper                                                                 150(2)      12
Gulf Coast    2,520    1,360        354          354         -      -       765(3)     765
Texas Lower
Gulf Coast      440      215       1571         1571         -      -     1,045(4)     785
  Total       8,112    1,892      1,925 (5)    1,925 (5)     -      -     1,960      1,562
==================================================================================================

        (1) Undeveloped Acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not such acreage contains proved reserves.

        (2) Mineral Fee.

        (3) The Company owns an approximate 1.50% overriding royalty interest and a 6.125% after payout working interest under 765 net acres.

        (4) The Company owns an approximate 2.70% overriding royalty interest under 785 net acres.

        (5) Reflects Undeveloped Acreage.

DRILLING ACTIVITIES

        In the fourth quarter of 1994, the Company participated in an exploration drilling prospect in North Dakota. The initial well resulted in a dry hole, and the Company no longer owns an interest in the project.

        Other than the above-described North Dakota project, neither the Company nor any of its subsidiaries (or their predecessors) has engaged in any drilling activities during each of the last three fiscal years and the three-month transition period. The Company did not acquire any reserves associated with properties on which any drilling was occurring when the Company acquired the oil and gas properties from the Haber/Hale entities on August 1, 1994.

PRESENT DRILLING ACTIVITIES

        Neither the Company nor any of its subsidiaries is currently involved in any drilling activities.

TITLE TO PROPERTIES

        The Company believes that the title to its oil and gas properties is good and defensible in accordance with standards generally accepted in the oil and gas industry, subject to exceptions which, in the opinion of the Company, are not so material as to detract substantially from the use or value of such properties. The Company's properties are typically subject to one or more of the following: royalties and other burdens and obligations, express or implied, under oil and gas leases; overriding royalties and other burdens created by the Company or its predecessors in title; a variety of contractual obligations (including, in some cases, development obligations) arising under operating agreements, farmout agreements, production sales contracts and other agreements that may affect the properties or their titles; liens that arise in the normal course of operations, such as those for unpaid taxes, statutory liens securing obligations to unpaid suppliers and contractors and contractual liens under operating agreements; pooling, unitization and communitization agreements, declarations and orders; and easements, restrictions, rights-of-way and other matters that commonly affect property. To the extent that such burdens and obligations affect the Company's rights to production revenues, they have been taken into account in calculating the Company's net revenue interests and in estimating the quantity and value of the Company's reserves. The Company believes that the burdens and obligations affecting its properties are conventional in the industry for properties of the kind owned by the Company.

SEISMIC EQUIPMENT

        To conduct its seismic operations, the Company has purchased the I/O SYSTEM TWO(R) data acquisition system and related seismic acquisition hardware and software. The I/O SYSTEM TWO(R) employs a 24-bit analog to digital converter using advanced Delta Sigma technology. Owning and operating the SYSTEM TWO(R) affords the Company advantages over other companies that must purchase 3-D acquisition services from third parties. In addition, management believes that the Company's ability to exercise direct control of each project, from design to processing, will lead to higher quality 3-D seismic data for the Company as well as its seismic customers.

ITEM 3.  LEGAL PROCEEDINGS.

        As of this date, neither the Company nor either of its subsidiaries is a party to any pending legal proceedings. Moreover, the Company is not aware of any such legal proceedings that are contemplated by governmental authorities with respect to the Company, any of its subsidiaries, or any of their respective properties.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1996.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company's Common Stock, $.20 par value per share (the "Common Stock") is traded in the "pink sheets" of various NASD broker-dealers under the trading symbol GEOK. As of December 31, 1996, the Company had 355 stockholders of record.

        The following table sets forth the range of high and low bid and asked prices for the Common Stock during the Company's last two fiscal years as reported by the National Association of Security Dealers. These quotations reflect prices between dealers, without adjustment for retail markups, markdowns or commissions, and may not necessarily reflect actual transactions.


                                                Bid                Ask
                                            --------------    --------------
                                            LOW      HIGH      LOW      HIGH
                                            ---      -----    -----    -----
          Fiscal 1995 (ended 9/30/94)
            1st quarter                    1         1 7/8    1 7/8    2 3/4
            2nd quarter                      13/16   1 3/4    1 7/8    2 3/4
            3rd quarter                    1  1/4    1 5/8    1 5/8    3
            4th quarter                       7/8    1 7/16   1 1/2    3

          Fiscal 1996 (ended 12/31/96)
            1st quarter                    1         3 1/8    1 1/2    3 3/4
            2nd quarter                    1 1/8     2 5/8    1 3/8    3 1/8
            3rd quarter                      3/4     2 1/4    1 1/16   2 5/8
            4th quarter                      1/2     2 1/8      3/4    2 1/2

       The Company has not paid any dividends to holders of Common Stock during its last two fiscal years and does not anticipate paying any such dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

       At December 31, 1996, the Company's financial position primarily reflects
(i) the Company's ongoing oil and gas operations, (ii) startup costs relating to the seismic operations being conducted by Quantum, and (iii) the development of the Company's geoscience technologies and software development capabilities. The financial requirements of the oil and gas business and the startup costs incurred in diversifying the Company's business activities have required that the Company utilize a substantial portion of its current assets and incur additional indebtedness in order to acquire additional operating assets. The Company expects that it will be required to raise substantial additional funds during 1997 from the sale of equity and debt securities in order to finance the operations of Quantum and GSS.

       The Company is currently working to complete the Company's audit for the fiscal year ended December 31, 1996 and expects that the 1996 audited financial statements will be completed within sixty (60) days of this filing. The Company intends to supplement the foregoing discussion of the Company's financial condition upon receipt of such audited financial statements by amendment to this Form 10-KSB.

ITEM 7.  FINANCIAL STATEMENTS.

       The Company is currently working to complete the Company's audited financial statements for the fiscal year ended December 31, 1996. Such financial statements will be provided by amendment to this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND OFFICERS

       Set forth below are the names, ages and positions of the directors and executive officers of the Company. Each of the directors and executive officers were elected at the 1996 Annual Meeting of the Company's Stockholders for a term of one year and will serve until their successors are elected.

                                                                       Office
            Name      Age           Position With The Company        Held Since
            ----      ---           -------------------------        ----------
Jay D. Haber           51       President, Chief Executive Officer      1994
                                           and Director

Michael D. Hale        39         Vice President, Secretary and         1994
                                             Director

William H. Murphy      56                    Director                   1994

Herbert H. Hedick      66                    Director                   1995

       There are no family relationships between any of the directors or executive officers of the Company.

       JAY D. HABER, age 51, has served as a director and as the Company's President and Chief Executive Officer since August 1, 1994, when the Company acquired the Haber/Hale oil and gas properties. For more than the past five years, Mr. Haber has served as the President of certain privately-owned oil and gas exploration and production companies, including Haber Oil Company, Inc., Haber Resources Corporation and HOC Operating Co., Inc.

       MICHAEL D. HALE, age 39, was elected to the Board of Directors as of August 1, 1994, and has served as Vice President for the Company since that time. On April 4, 1995, Mr. Hale was appointed Secretary of the Company and continues to serve as the Secretary for the Company. For more than the past five years, Mr. Hale has served as the Vice President of certain privately-owned oil and gas exploration and production companies, including Haber Oil Company, Inc., Haber Resources Corporation, HOC Operating Co., and as President of Hale Exploration Corporation.

       WILLIAM H. MURPHY, age 56, has been a member of the Board of Directors since August 1, 1994. For more than the past five years, Mr. Murphy has been the President and sole shareholder of Wm. H. Murphy & Co., Inc., an investment banking and financial advisory concern located in Houston, Texas.

       HERBERT H. HEDICK, age 66, has been a member of the Board of Directors since April 4, 1995. In 1990, Mr. Hedick founded Long Distance Services, Inc., a low cost communications provider, and has served as its President since that time.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

       Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16(a)-3(d) during the fiscal year ended December 31, 1996 and Form 5 and amendments thereto furnished to the Company with respect to such period, the Company is not aware of any director, officer, or beneficial owner of more 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act") that has failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the Company's most recent fiscal year or prior years.

ITEM 10.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

       The following table reflects all forms of compensation for each of the Company's last three completed fiscal years (including the three-month transition period ended 12/31/94), for Mitchell A. Lekas' services to the Company prior to August 1, 1994, as well as the compensation paid to Jay D. Haber for his services since August 1, 1994, and Michael Hale for his services since January 1, 1995. No other director or executive officer had salary and bonus which exceeded $100,000 during such periods.

                                     Annual compensation                           Long term compensation
                              -----------------------------------   ------------------------------------------------------
                                                                            Awards                     Payouts
                                                                    -----------------------   ----------------------------
                                                        Other       Restricted  Securities
       Name and                                         annual        Stock     underlying                     All other
  principal position  Year    Salary      Bonus      compensation     Awards   options/SARs   LTIP payouts    compensation
                                ($)        ($)            ($)           ($)         (#)            ($)             ($)
          (a)          (b)      (c)        (d)            (e)           (f)         (g)            (h)             (i)
--------------------------------------------------------------------------------------------------------------------------
Jay D. Haber, .....   1996   $140,000   $     0           --            --         50,000(1)       --             --
President and Chief
Executive Officer

Michael Hale, .....   1996   $ 98,000   $     0           --            --         50,000(1)       --             --
Secretary and Vice
President

Jay D. Haber, .....   1995   $140,000   $31,994(2)       $ __          $ __        15,000          $ __           $ __
President and Chief
Executive Officer

                                       Annual compensation                            Long term compensation
                                -----------------------------------   ------------------------------------------------------
                                                                              Awards                     Payouts
                                                                      -----------------------   ----------------------------
                                                          Other       Restricted  Securities
       Name and                                           annual        Stock     underlying                     All other
  principal position  Year      Salary      Bonus      compensation     Awards   options/SARs   LTIP payouts    compensation
                                  ($)        ($)            ($)           ($)         (#)            ($)             ($)
          (a)          (b)        (c)        (d)            (e)           (f)         (g)            (h)             (i)
----------------------------------------------------------------------------------------------------------------------------
Michael Hale,       1995        $98,000    $31,994 (2)    $  __          $  __      15,000 (1)      $ __           $ __
Secretary and Vice
President
Jay D. Haber,       1994 (from  $23,333    $ 2,456 (2)    $  __          $   0      15,000 (1)      $ --           $ --
President, Chief    8/1/94,
Executive Officer   including
                    3-month
                    transition
                    period
                    ended
                    12/31/94(3)
Mitchell A. Lekas,
President and Chief 1994 (until
Executive Officer   8/1/94)      $12,000   $  --          $  --          $  --         __           $ --           $ --
============================================================================================================================

(1) Refers to non-incentive stock options to purchase 15,000 shares of the Company's Common Stock granted to Messrs. Haber and Hale under the 1995 Stock Option Plan adopted by the Company's stockholders at the 1995 Annual Meeting of Stockholders. Messrs. Haber and Hale are each entitled to receive such options pursuant to their respective employment agreements (described under "Employment Contracts" below) with the Company. In addition, Messrs. Haber and Hale were each awarded incentive stock options to purchase 35,000 shares as compensation in connection with the successful funding of the loan obtained by Quantum Geophysical, Inc.

(2) Bonus reflects share of net proceeds from sales of oil and gas prospects. Messrs. Haber and Hale are entitled to this bonus pursuant to their respective employment agreements (described under "Employment Contracts" below) with the Company.

(3) Transition period resulting from the Company's change of its fiscal year end from September 30 to December 31.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                    Number of
                   securities   Percent of total
                   underlying     options/SARs
                  options/SARs     granted to     Exercise or
                     granted      employees in    base price      Market Price   Expiration
  Name                 (#)        fiscal year       ($/Sh)         at date of       date
   (a)                 (b)            (c)             (d)            Grant           (e)
==============================================================================================
                    15,000(1)                     $1.03125(3)       $1.03125    July 31, 2001
Jay D. Haber        35,000(2)         42.5%       $1.7875(4)         $1.625     March 5, 2001

                    15,000(1)                     $1.03125(3)       $1.03125    July 31, 2001
Michael Hale        35,000(2)         42.5%       $1.7875(4)         $1.625     March 5, 2001
==============================================================================================

(1) Messrs. Haber and Hale are each entitled to receive non-incentive stock options under the 1995 Stock Option Plan pursuant to their respective employment agreements (described under "Employment Contracts" below) with the Company.

(2) Messrs. Haber and Hale were each awarded incentive stock options to purchase 35,000 shares of the Company's Common Stock as compensation in connection with the successful funding of the loan obtained by Quantum Geophysical, Inc.

(3) The price of the stock covered by the options equals the average of the closing high bid and low asked quotations for the Company's Common Stock on the first day of each twelve months of employment.

(4) The exercise price of their incentive stock options is equal to 110% of the fair market value of the Company's Common Stock on the date such options were granted.

       The Company entered into employment agreements dated as of August 1, 1994, with its President, Jay D. Haber and its Vice President and Secretary, Michael Hale (See "Employment Contracts" below). Under the terms of the Employment Agreements, Mr. Haber and Mr. Hale are each entitled to receive grants of non-incentive stock options covering 15,000 shares of the Company's Common Stock on August 1 of each year of service rendered to the Company.

                 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL
                   YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

       During the fiscal year ended December 31, 1996, none of the Company's executive officers exercised any options. The Company had not issued any SARs during the fiscal year ended December 31, 1996.

                                                               Estimated Future Payouts under
                                                                 Non-Stock Price-Based Plans
                                                    ------------------ ---------------- ---------------
(a)  Name       (b)  Number               (c)       (d)  Threshold     (e)   Target     (f)   Maximum
                of shares,                          ($ or #)           ($ or #)         ($ or #)
                units or        Performance or
                other rights    other period
                (#)             until
                                maturation or
                                payout
--------------- --------------- ------------------- ------------------ ---------------- ---------------
Jay D. Haber    15,000(1)       The options are     N/A                N/A              N/A
                                exercisable
                                after August 1,
                                1997.
--------------- --------------- ------------------- ------------------ ---------------- ---------------
                35,000(2)       The options are     N/A                N/A              N/A
                                currently
                                exercisable and
                                expire on
                                March 5, 2001.
--------------- --------------- ------------------- ------------------ ---------------- ---------------
Michael Hale    15,000(1)       The options are     N/A                N/A              N/A
                                exercisable
                                after August 1,
                                1997.
--------------- --------------- ------------------- ------------------ ---------------- ---------------
                                The options are
                                currently
                                exercisable and
                                expire on
                35,000(2)       March 5, 2001       N/A                N/A              N/A
=============== =============== =================== ================== ================ ===============

       (1) Messrs. Haber and Hale each received non-incentive stock options covering 15,000 shares of the Company's Common Stock under the terms of their respective Employment Agreements with the Company (See "Employment Contracts" below). The exercise price of the options is equal to the average of the closing high bid and low asked quotations for the Company's Common Stock on the date the options were granted.

       (2) Messrs. Haber and Hale were each awarded incentive stock options to purchase 35,000 shares of the Company's Common Stock as compensation in connection with the successful funding of the loan obtained by Quantum Geophysical, Inc. The exercise price of their incentive stock options is equal to 110% of the fair market value of the Company's Common Stock on the date such options were granted.

COMPENSATION OF DIRECTORS

       Directors of the Company who are not employees receive $2,500 per year for their services as directors. Directors also receive $250 per meeting attended. Directors, who are not employees or officers of the Company, are reimbursed for their actual expenses incurred in attending meetings of the Board of Directors.

EMPLOYMENT CONTRACTS

       Effective August 1, 1994, the Company entered into an Employment Agreement with Jay D. Haber, pursuant to which Mr. Haber serves as the President and Chief Executive Officer of the Company. The compensation payable to Mr. Haber under his Employment Agreement consists of: (i) a base salary of $140,000 per year, (ii) an incentive cash bonus from profits derived from the Company's sales of oil and gas prospects, (iii) the Company's agreement to grant on August 1 of each year of Mr. Haber's services, non-incentive stock options covering 15,000 shares of the Company's Common Stock under the 1995 Stock Option Plan, and (iv) eligibility to participate in the Company's employee benefit plans which may be adopted. The Employment Agreement has a term of three years and is terminable by the Company upon its good faith determination that there has been a willful violation of the terms of the agreement. In 1996, Mr. Haber did not receive a bonus from the Company.

       Effective August 1, 1994, the Company entered into an Employment Agreement with Michael Hale, pursuant to which Mr. Hale serves as Vice President of the Company. Mr. Hale also serves as Secretary of the Company. The compensation payable to Mr. Hale consists of (i) a base salary of $98,000 per year, (ii) an incentive cash bonus from profits derived from the Company's sales of oil and gas prospects, (iii) the Company's agreement to grant, on August 1 of each year of Mr. Hale's services non-incentive stock options covering 15,000 shares of the Company's Common Stock under the 1995 Stock Option Plan, and (iv) eligibility to participate in the Company's employee benefit plans which may be adopted. Mr. Hale's employment agreement has a term of three years and is terminable by the Company upon its good faith determination that there has been a willful violation of the terms of the agreement. In 1996, Mr. Hale did not receive a bonus from the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The following table sets forth, as of March 31, 1997, the number of shares of the Company's Common Stock beneficially owned by (i) each person known by the Company (based on filings under Section 13(d) or 13(g) of the Exchange
Act) to be the holder of more than five percent of its voting securities, (ii) each director or nominee for election as a director, and (iii) all of the Company's directors and officers as a group. Unless otherwise indicated, each holder has sole voting and investment power with respect to the shares of Common Stock owned by such holder.

          Name and Address
         of Beneficial Owner             Amount and Nature of       Percent of
              or Group                   Beneficial Ownership       Class (1)
              --------                   --------------------       ---------

         Jay D. Haber (2)                  1,124,602 shares (2)       15.70 %
         5555 San Felipe, Suite 780
         Houston, TX  77056

         Michael D. Hale (3)               832,054 shares (3)          11.62%
         5555 San Felipe, Suite 780
         Houston, TX  77056

          Name and Address
         of Beneficial Owner             Amount and Nature of       Percent of
              or Group                   Beneficial Ownership       Class (1)
              --------                   --------------------       ---------
         Henry H. Patton                    600,000 shares             8.38%
         1308 The Great Road
         Princeton, NJ  08540

         William H. Murphy                 284,149 shares (4)          3.97%
         2200 Post Oak Boulevard,
         Suite 514
         Houston, TX  77056

         Herbert H. Hedick                 33,119 shares (5)            .46%
         Box 249, 720 Town Hill
         New Hartford, CT  06057

         Robert M. Stafford(6)             607,834 shares (6)          8.49%
         c/o Stafford Capital
           Management
         222 Kearny Street,
         Suite 204
         San Francisco, CA  94108

         James W. Harpel
         c/o Harpel Advisory Co., Inc
         237 Park Avenue                   566,666 shares (7)          7.91%
         Suite 952
         New York, NY 10017

         All Directors and
         Executive  Officers
         as a group
         (four persons)                    2,273,924 shares            31.75%


        (1) These percentages are calculated on the basis of 4,953,288 shares of Common Stock outstanding at March 31, 1997, plus 2,209,610 shares of Common Stock currently purchasable pursuant to options, warrants, conversion privileges or other rights.

        (2) Includes 65,000 shares of Common Stock purchasable pursuant to options granted to Mr. Haber under the 1995 Stock Option Plan.

        (3) Includes 65,000 shares of Common Stock purchasable pursuant to options granted to Mr. Hale under the 1995 Stock Option Plan.

        (4) Refers to warrants entitling Mr. Murphy to purchase 147,764 shares of Common Stock. These warrants are exercisable (i) after the earlier of (a) July 31, 1997 or (b) 30 days after the Company has deducted and utilized the federal income tax net operating loss carryforwards in existence as of August 1, 1994, and (ii) before July 31, 1999. The exercise prices range from $1.00 to $1.75 per share. In addition, the Company has granted Mr. Murphy warrants to purchase 136,385 shares of Common Stock. These warrants are currently exercisable at $1.25 per share and expire December 31, 1997.

        (5) Refers to warrants entitling Mr. Hedick to purchase 33,119 shares of Common Stock. Such shares may be issued upon the exercise of such warrants which are exercisable before September 30, 1999 at a purchase price of $1.50 per share.

        (6) Refers to 458,167 shares owned by Robert M. Stafford and certain affiliated entities and warrants entitling Mr. Stafford and such affiliated entities to purchase an aggregate of 149,667 shares of Common Stock.

        (7) Refers to 83,333 shares owned by James W. Harpel and warrants entitling Mr. Harpel to purchase an aggregate of 483,333 shares of Common Stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

POST-CLOSING ADJUSTMENT.

       The Company entered into a Post-Closing Adjustment Agreement dated as of August 31, 1995 by and among the Company, Jay D. Haber and Michael Hale (the "Post-Closing Agreement"), pursuant to which the Company issued 107,532 shares of the Company's Common Stock to Mr. Haber and 77,868 shares of the Company's Common Stock to Mr. Hale as an adjustment to the consideration paid to Messrs. Haber and Hale in connection with the Company's August 1, 1994 acquisition of the Haber/Hale oil and gas properties. Mr. Haber currently serves as President of the Company and is a member of the Board of Directors. Mr. Hale is the Company's Secretary and Vice President and is also a member of the Board of Directors. The Post-Closing Adjustment Agreement was approved unanimously by the disinterested members of the Board of Directors of the Company.

OFFICER ADVANCES

       During the fiscal years ended December 31, 1995 and December 31, 1996, the Company received working capital advances aggregating $141,722 from Jay D. Haber, the Company's President and a member of the Company's Board of Directors. These advances are payable on demand. Interest on such advances is based on the prime rate as of the first day of each fiscal quarter, plus four per cent (4%) and is payable quarterly.

FINANCIAL ADVISORY COMPENSATION

       On October 23, 1996, the Company issued a promissory note in the principal amount of $104,521 to William H. Murphy, a member of the Company's Board of Directors. The note was issued as compensation to Mr. Murphy as a result of the termination of the Financial Advisory Agreement, dated May 12, 1994, between the Company and Wm. H. Murphy & Co., Inc. The principal balance of this note is payable in full on June 30, 1997. Interest accrues based on the prime rate as of February 1, 1997, plus four percent (4%) and is payable monthly until maturity.

LOAN FROM DIRECTOR.

       On October 23, 1996, the Company received a working capital advance of $65,960 from William H. Murphy, a member of the Company's Board of Directors. This loan is evidenced by a promissory note payable to Mr. Murphy. The principal balance of this note is payable in full on June 30, 1997. Interest accrues based on the prime rate as of February 1, 1997, plus four percent (4%) and is payable monthly until maturity.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

       The following documents are included as exhibits to this Form 10-KSB. Exhibits incorporated by reference are indicated as such by the information supplied thereafter. Exhibits being filed herewith are identified in the parenthetical appearing after each such exhibit.

(a)  EXHIBITS.

        3.1 Certificate of Incorporation of the Company. Reference is made to Exhibit 3(a) to Amendment No. 1 to the Company's Registration Statement on Form S-3, filed with the Securities and Exchange Commission on March 25, 1980.

        3.2 Certificate of Amendment of Certificate of Incorporation of the Company. Reference is made to Exhibit 3.2 to Form 10-KSB filed with the Securities and Exchange Commission on April 24, 1996.

        3.3 Bylaws of the Company. Reference is made to Exhibit 3(b) to Amendment No. 1 to the Company's Registration Statement on Form S-3, filed with the Securities and Exchange Commission on March 25, 1980.

        8.1 Tax Opinion of David E. Hammer, P.C. concerning the deductibility of the Company's net operating loss carryforwards following the Company's acquisition of certain oil and gas properties effective August 1, 1994. Reference is made to
                Exhibit 8.1 to Form 10-KSB filed with the Securities and Exchange Commission on May 19, 1995.

        10.1 Agreement and Plan of Merger dated as of August 1, 1994, between the Company, HOC Acquisition Corp., HLX Acquisition Corp., HOC Operating Co., Inc., Hale Exploration Corporation, Jay D. Haber, and Michael Hale. Reference is made to Exhibit 1 to Form 8-K filed with the Securities and Exchange Commission on August 15, 1994.

        10.2 Four common stock warrants issued to Wm. H. Murphy & Co., Inc., entitling the holder to purchase an aggregate of 443,492 shares of the Company's common stock par value $.20 per share, for purchase prices ranging from $1.00 to $1.75 per share. Reference is made to Exhibit 10.2 to Form 10-KSB filed with the Securities and Exchange Commission on May 19, 1995.

        10.3* Employment Agreement dated as of August 1, 1994 between the Company and Jay D. Haber. Reference is made to Exhibit 10.2 to Form 10-KSB filed with the Securities and Exchange Commission on May 19, 1995.

        10.4* Employment Agreement dated as of August 1, 1994 between the Company and Michael Hale. Reference is made to Exhibit 10.2 to Form 10-KSB filed with the Securities and Exchange Commission on May 19, 1995.

        10.5 Lease Agreement dated April 29, 1988, between Marathon Oil Company and Lexington Oil Co., Inc. concerning office space leased in Houston, Texas. Reference is made to Exhibit 10.2 to Form 10-KSB filed with the Securities and Exchange Commission on May 19, 1995.

        10.6 Post-Closing Adjustment Agreement dated as of August 31, 1995 between the Company, Jay D. Haber and Michael Hale. Reference is made to Exhibit 10.7 to Form 10-KSB filed with the Securities and Exchange Commission on April 24, 1996.

        22      List of the Company's Subsidiaries.
----------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

(b) REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF THE PERIOD COVERED BY THIS FORM 10-KSB.

               None.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GEOKINETICS INC.

Date:  March _____, 1997                By: ___________________________
                                               Jay D. Haber, President
                                               (Principal Executive Officer)

                                        By: ___________________________
                                               Paul Miles
                                               (Controller)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities* and on the dates indicated:


SIGNATURE                       TITLE                          DATE
---------                       -----                          ----
                                Director and President         March      , 1997
Jay D. Haber
                                Director, Vice President       March      , 1997
Michael D. Hale                 and Secretary

William H. Murphy               Director                       March      , 1997

Herbert H. Hedick               Director                       March      , 1997
------------
*    The Registrant does not have a Principal Financial or Accounting Officer.

                                INDEX TO EXHIBITS

      EXHIBIT
      NUMBER                      DESCRIPTION
      -------                     -----------
        3.1 Certificate of Incorporation of the Company. Reference is made to Exhibit 3(a) to Amendment No. 1 to the Company's Registration Statement on Form S-3, filed with the Securities and Exchange Commission on March 25, 1980.

        3.2 Certificate of Amendment of Certificate of Incorporation of the Company. Reference is made to Exhibit 3.2 to Form 10-KSB filed with the Securities and Exchange Commission on April 24, 1996.

        3.3 Bylaws of the Company. Reference is made to Exhibit 3(b) to Amendment No. 1 to the Company's Registration Statement on Form S-3, filed with the Securities and Exchange Commission on March 25, 1980.

        8.1 Tax Opinion of David E. Hammer, P.C. concerning the deductibility of the Company's net operating loss carryforwards following the Company's acquisition of certain oil and gas properties effective August 1, 1994. Reference is made to
                Exhibit 8.1 to Form 10-KSB filed with the Securities and Exchange Commission on May 19, 1995.

        10.1 Agreement and Plan of Merger dated as of August 1, 1994, between the Company, HOC Acquisition Corp., HLX Acquisition Corp., HOC Operating Co., Inc., Hale Exploration Corporation, Jay D. Haber, and Michael Hale. Reference is made to Exhibit 1 to Form 8-K filed with the Securities and Exchange Commission on August 15, 1994.

        10.2 Four (4) common stock warrants issued to Wm. H. Murphy & Co., Inc., entitling the holder to purchase an aggregate of 443,492 shares of the Company's common stock par value $.20 per share, for purchase prices ranging from $1.00 to $1.75 per share. Reference is made to Exhibit 10.2 to Form 10-KSB filed with the Securities and Exchange Commission on May 19, 1995.

        10.3* Employment Agreement dated as of August 1, 1994 between the Company and Jay D. Haber. Reference is made to Exhibit 10.2 to Form 10-KSB filed with the Securities and Exchange Commission on May 19, 1995.

        10.4* Employment Agreement dated as of August 1, 1994 between the Company and Michael Hale. Reference is made to Exhibit 10.2 to Form 10-KSB filed with the Securities and Exchange Commission on May 19, 1995.

        10.5 Lease Agreement dated April 29, 1988, between Marathon Oil Company and Lexington Oil Co., Inc. concerning office space leased in Houston, Texas. Reference is made to Exhibit 10.2 to Form 10-KSB filed with the Securities and Exchange Commission on May 19, 1995.

        10.6 Post-Closing Adjustment Agreement dated as of August 31, 1995 between the Company, Jay D. Haber and Michael Hale. Reference is made to Exhibit 10.2 to Form 10-KSB filed with the Securities and Exchange Commission on April 24, 1996.

        22      List of the Company's Subsidiaries.
----------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.