Form 10-Q
period 1997-03-31
GEOKINETICS INC
filed 1997-05-15
CIK 314606

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1997

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _____________

                         Commission File Number 0 -9268

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

                          Yes [X]   No [ ]

On March 31, 1997, there were 4,953,288 shares of Registrant's common stock ($.20 par value) outstanding.

                               GEOKINETICS INC.

                                    INDEX

PART I.     FINANCIAL INFORMATION                                      PAGE NO.
                                                                       --------
            Item 1. Financial Statements . . . . . . . . . . . . . .      3

                  Condensed Statements of Financial Position
                        March 31, 1997  and December 31, 1996. . . .      3

                  Condensed Statements of Operations
                        Three Months Ended
                        March 31, 1997 and 1996. . . . . . . . . . .      5

                  Condensed Statements of Cash Flow
                        Three  Months Ended
                        March 31, 1997  and 1996 . . . . . . . . . .      6

                  Notes to Interim Financial Statements. . . . . . .      7


            Item 2.  Management's Discussion and
                        Analysis or Plan of Operation . . . . . . . .     8

PART II.    OTHER INFORMATION

            Item 6.  Exhibits and Reports on Form 8-K . . . . . . . .    11

                           PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                GEOKINETICS INC.
                   Condensed Statements of Financial Position

                                     ASSETS

                                                  March 31        December 31
                                                    1997             1996
                                                  Unaudited        Unaudited
                                                 -----------       ----------
Current Assets:
      Cash ...................................   $   (46,536)      $   99,879
      Cash-Restricted ........................       248,337          316,991
   Receivables ...............................       173,864          226,306
      Prepaid expenses .......................        56,652           59,865
      Oil  and gas properties held for resale        612,467          596,452
                                                 -----------       ----------

          Total Current Assets ...............     1,044,784        1,299,493

  Property and Equipment:
      Proved oil and gas Properties (net of
        depletion) ...........................       756,246          776,043
      (successful efforts method for oil
        and gas properties)
      Equipment (net of depreciation) ........     3,838,989        3,839,658
      Buildings (net of depreciation) ........       128,106          128,106
      Land ...................................        23,450           23,450
                                                 -----------       ----------
          Total  Property and Equipment ......     4,746,791        4,767,257

  Other Assets:
      Deferred tax benefit ...................       800,000          800,000
      Deferred charges .......................        75,028           76,317
      Restricted investments .................        21,700           21,700
                                                 -----------       ----------
          Total Other Assets .................       896,728          898,016
                                                 -----------       ----------
              Total Assets ...................   $ 6,688,303       $6,964,767
                                                 ===========       ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  March 31        December 31
                                                    1997             1996
                                                  Unaudited        Unaudited
                                                 -----------      -----------
Current Liabilities:
    Accounts payable ..........................  $   775,842      $   711,563
    Accrued liabilities .......................      406,248          387,319
    Notes payable .............................    1,384,698        1,384,698
    Due to officer ............................      106,722          106,722
    Advances for lease bank ...................      406,000          406,000
    Site restoration costs ....................        6,418            6,418
                                                 -----------      -----------
        Total Current Liabilities .............    3,085,928        3,002,720

Long -Term Liabilities:
    Long- term debt ...........................    4,778,447        4,860,124
                                                 -----------      -----------
        Total Liabilities .....................    7,864,375        7,862,844

Stockholders' Equity:
    Common stock (15,000,000 shares authorized;
      4,953,288 shares issued and outstanding
      @ 3/31/97 and 4,953,288 shares issued
      and outstanding @ 12/31/96) .............      990,657          990,657
  Additional paid in capital ..................    3,924,345        3,924,345
  Accumulated deficit .........................   (6,091,074)      (5,813,079)
                                                 -----------      -----------
      Total Stockholders' Equity ..............   (1,176,072)        (898,077)
                                                 -----------      -----------
          Total Liabilities and
            Stockholders' Equity ..............  $ 6,688,303      $ 6,964,767
                                                 ===========      ===========

                                GEOKINETICS INC.
                       Condensed Statements of Operations

                                                      Three Months Ended
                                                            March 31
                                                           (unaudited)
                                                   ----------------------------
                                                       1997             1996
                                                   -----------      -----------
Revenues:
    Oil and gas sales ........................     $   125,961      $   108,349
    Operating fees ...........................          57,650           64,327
                                                   -----------      -----------
        Total Revenues .......................         183,611          172,676

             Expenses:
                 General and administrative ..     $   197,958      $   482,712
                 Lease operating expenses ....          59,112          117,099
                 Amortization expense ........           4,983            4,983
                 Depletion expense ...........          14,814           16,075
                 Depreciation expense ........             669              673
                                                   -----------      -----------
                     Total Expenses ..........         277,536          621,542
                                                   -----------      -----------
                 Loss from operations ........         (93,925)        (448,866)

             Other Income (Expense):
                  Interest income ............             170            2,725
                  Interest expense ...........        (184,240)         (86,439)
                                                   -----------      -----------
                     Total Other Income ......        (184,070)         (83,714)

             Income (Loss) before provision
               for income tax ................     $  (277,995)     $  (532,580)

             Provision for income tax ........               0                0
                                                   -----------      -----------
                 Total income tax ............               0                0
                                                   -----------      -----------
                  Net Income (Loss) ..........     $  (277,995)     $  (532,580)
                                                   ===========      ===========
             Earnings (Loss) per share .......     $     (0.06)     $     (0.11)
                                                   ===========      ===========
             Weighted average common shares
               and equivalents outstanding ...       4,953,288        4,953,288
                                                   ===========      ===========

                                GEOKINETICS INC.
                       Condensed Statements of Cash Flows

                                                        Three Months Ended
                                                             March 31
                                                            (unaudited)
                                                     --------------------------
                                                       1997             1996
                                                     ---------      -----------
Cash flows from operating activities:
    Cash received from customers ...............     $ 236,052      $   157,037
    Interest and dividends received ............           170            2,337
    Cash paid to suppliers and employees .......      (193,768)        (568,150)
    Interest paid ..............................      (176,251)         (86,438)
                                                     ---------      -----------
        Net cash used by operating activities ..      (133,797)        (495,214)
                                                     ---------      -----------
Cash flows from investing activities
    Cash payments for purchase of property
      and equipment ............................             0       (3,785,963)
    Cash proceeds from restricted cash .........        68,654                0
                                                     ---------      -----------
        Net cash provided (used) by
          investing activities .................        68,654       (3,785,963)
                                                     ---------      -----------
Cash flows from financing activities:
    Principal payments on long-term debt .......       (81,273)               0
    Proceeds from issuance of common stock .....             0          125,833
    Proceeds from long-term debt ...............             0        5,220,000
                                                     ---------      -----------
        Net cash provided (used) by
          financing activities .................       (81,273)       5,345,833
                                                     ---------      -----------
Net increase (decrease) in cash ................      (146,415)       1,064,656

Cash, beginning of period ......................        99,879           16,905
                                                     ---------      -----------
Cash, end of period ............................     $ (46,536)     $ 1,081,561
                                                     =========      ===========

NOTES TO INTERIM FINANCIAL STATEMENTS



1.    METHOD OF PRESENTATION

The interim financial statements contained herein have been prepared in accordance with the instructions to Form 10-QSB and include all adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position and results of operations for the interim period reported. The Company is currently working to complete its audit for the fiscal year ended December 31, 1996, which financial statements will be provided by amendment to the Company's Form 10-KSB filed for the fiscal year ended December 31, 1996. It is contemplated that it may be necessary for the Company to file an amendment to this Form 10-QSB to properly reflect changes to the financial information provided herein by incorporating the results of the Company's audit for the fiscal year ended December 31, 1996. A summary of accounting policies and other significant information will be included therein.


2.    LIABILITY RELATING TO COMPANY LEASE BANK

The Company's wholly-owned subsidiary, Geokinetics Production Co., Inc. ("Production") has established a revolving credit facility (the "Lease Bank") that receives cash deposits from private individuals and entities in order to acquire oil and gas prospects. In exchange for such deposits, Production issues promissory notes in principal amounts equal to the deposited cash amounts. These notes bear a floating interest rate, currently at 12.25% per annum for the quarter ended March 31, 1997, and are guaranteed by the Company. The Company's liabilities indicated on the interim financial statements reflect the aggregate principal amounts of the promissory notes payable to the private individuals and entities that have made cash deposits with the Lease Bank.


3.   NOTES PAYABLE

The Company's notes payable currently valued at $1,384,698 reflect, in part, (i) the current (i.e., within one year) maturities, totaling $331,825 of the Quantum loan, (ii) a promissory note payable to Input/Output, Inc., dated January 8, 1996 (as amended), in the principal amount of $330,848 representing indebtedness incurred by the Company incident to its geophysical operations, and (iii) certain promissory notes dated October 23, 1996 and October 31, 1996 totaling an aggregate of $697,025 from a group of private sources including an outside director of the Company to provide short term working capital for the Company's operations. (See "Extension of Promissory Notes" under Liquidity and Capital Reserves in Item 2 below.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

      At March 31, 1997, the Company continues to incur various costs and expenses related to its efforts to develop and diversify its seismic contracting operations through a series of planned acquisitions. On March 6, 1996, the Company obtained a $5,000,000 loan from an unaffiliated lender to finance the initial operations of Quantum Geophysical, Inc. ("Quantum"). Quantum was formed as a wholly-owned subsidiary to perform 3D seismic data acquisition services for the energy industry in the United States. Quantum has not yet commenced operations. On March 5, 1997, the Company entered into a Letter of Intent to acquire 100% of the issued and outstanding capital stock of Signature Geophysical Services, Inc., a Houston-based provider of 3D geophysical surveys for the oil and gas industry. The Company is currently negotiating a definitive agreement concerning this acquisition which is expected to close in the second quarter of fiscal 1997. The financial requirements of the oil and gas business as well as the start-up costs incurred in diversifying the Company's business activities continues to require the Company to utilize a substantial portion of its current assets and incur additional indebtedness in order to acquire additional operating assets. As a result, the Company expects that it will be required to raise substantial additional funds during the remainder of fiscal 1997 from the sale of equity and/or debt securities in order to finance the Company's operations and proposed acquisitions strategy.

LIQUIDITY AND CAPITAL RESOURCES

CLOSING OF $5,000,000 QUANTUM LOAN

      The Company's financial position at March 31, 1997 substantially reflects the proceeds received by the Company from the $5,000,000 Quantum loan and the Company's use of such proceeds. Current assets at March 31, 1997, totaled $1,044,784 as compared with $1,299,493 at December 31, 1996. Cash at March 31, 1997 totaled negative $46,536 as compared to $99,879 at December 31, 1996. Restricted cash reflects the proceeds from the Quantum loan that are restricted for use in the Company's seismic operations and is, therefore not available to meet the Company's working capital needs.

$500,000 BRIDGE FINANCING

      On April 25, 1997, the Company obtained $500,000 in short-term financing from private investment sources. The financing bears interest at 12% per annum. In addition, the Company issued warrants to these private investment sources to purchase an aggregate of 1,000,000 shares of its common stock at $.75 per share. The Company is currently negotiating with these private investment sources to obtain additional long-term financing. The Company believes that the acquisition of substantial long-term financing is critical to the Company's future operations.

EXTENSION OF PROMISSORY NOTES

      The Company defaulted on interest payable January 31, 1997 under certain promissory notes with an aggregate value of $697,025. Two of such promissory notes are held by an outside director of the Company. On March, 1997, the Company signed an agreement with each noteholder whereby (i) all defaults have been cured and waived, (ii) the Company will pay interest to each noteholder on a monthly basis until maturity, and (iii) the maturity date of each note has been extended until the earlier of June 30, 1997 or such time as the Company has completed a private placement of debt and/or equity of not less than $4,000,000. Additionally, the Company extended until December 31, 1997 the expiration date of certain Common Stock Purchase Warrants that were previously issued to each noteholder in consideration of the loans evidenced by these promissory notes.

      The Company defaulted on the payment of a promissory note in favor of Input/Output, Inc. in the principal amount of $330,848 that was due on July 31, 1996. In April, 1997, the Company signed an agreement with Input/Ouput, Inc. whereby (i) all defaults have been cured and waived, (ii) the Company will pay interest to Input/Ouput, Inc. on a monthly basis until maturity, and (iii) the maturity date of the note has been extended until October 1, 1997.

OIL AND GAS OPERATIONS

      The Company (through its subsidiaries, HOC Operating Co., Inc. and Geokinetics Production Co., Inc.) continues to conduct its oil and gas operations consisting of acquiring, exploring, exploiting and developing oil and gas properties. However, the oil and gas industry is a highly capital-intensive business, especially in the initial stages of development of any venture. The Company, therefore, requires capital principally to fund the following expenses:
(i) purchases of leases and other interests in oil and gas properties; (ii) capital expenditures under agreements for geological, geophysical and seismic costs as well as drilling and completion costs of wells; and (iii) general and administrative expenses. The Company expects its oil and gas operations to operate with a working capital deficiency during fiscal 1997.

RESULTS OF OPERATIONS

      During the three months ended March 31, 1997, the Company incurred a loss from operations of $277,995 compared to a loss of $532,580 during the comparable period in 1996. This loss is primarily due to operating expenses the Company incurred in connection with (i) the development of the Company's geophysical data acquisition business, and (ii) expenses in oil and gas operations. General and administrative expenses during the three-months ended March 31, 1997, decreased to $197,957 compared with $482,712 during the comparable period in 1996. In addition, lease operating expenses from oil and gas operations during the three months ended March 31, 1997, totaled $57,650 an approximate 11% decrease of such expenses during the comparable period in 1996.

DEFERRED TAX BENEFIT

      The Company has reported an $800,000 asset relating to deferred tax benefits as a result of the closing of the Quantum loan and the expected commencement of Quantum's operations. This asset consists primarily of differences in reporting Quantum's pre-operating costs and amortization and of net operating losses. The value of such deferred tax benefits reflects the amount that the Company believes to be realizable as a result of Quantum's planned operations. As Quantum's operations commence and revenues are generated, the company will review its valuation of deferred tax benefits and make adjustments when necessary.

PLANNED PLACEMENT

     The Company is continuing to negotiate a definitive agreement to acquire 100% of the capital stock of Signature Geophysical Services, Inc., a privately owned geophysical contractor based in Houston, Texas. In order to finance the Company's ongoing operations, including the acquisition of Signature Geophysical Services, Inc. and certain other possible acquisitions, the Company plans to issue and sell a minimum of $5,000,000 in equity and/or debt securities ("Placement"). There can be no assurance that the Signature Geophysical Services, Inc. acquisition or the Placement will be completed. If the Placement is not completed, the Company will be forced to seek other sources of financing to continue its operations.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        EXHIBIT NO.                       DESCRIPTION
        -----------                       -----------
            10(a) Securities Purchase Agreement dated as of April 25, 1997 among the Company and each of William R. Ziegler and Steven A. Webster. Reference is made to Exhibit II to the Schedule 13D filed with the Securities & Exchange Commission by William R. Ziegler on May 5, 1997.

            10(b) Form of 12% Senior Secured Promissory Note dated as of April
                  25, 1997 in the principal amount of $250,000 executed by the Company to each of William R. Ziegler and Steven A. Webster. Reference is made to Exhibit III to the Schedule 13D filed with the Securities & Exchange Commission by William R. Ziegler on May 5, 1997.

            10(c) Form of Warrant to Purchase Common Stock dated as of April 25,
                  1997 issued by the Company to each of William R. Ziegler and Steven A. Webster. Reference is made to Exhibit IV to the
                  Schedule 13D filed with the Securities & Exchange Commission by William R. Ziegler on May 5, 1997.

            10(d) Registration Rights Agreement dated as of April 25, 1997 executed by the Company and each of William R. Ziegler and Steven A. Webster. Reference is made to Exhibit V to the
                  Schedule 13D filed with the Securities & Exchange Commission by William R. Ziegler on May 5, 1997.

            10(e) Consulting Agreement dated as of April 25, 1997 executed by the Company and William R. Ziegler. Reference is made to
                  Exhibit VI to the Schedule 13D filed with the Securities & Exchange Commission by William R. Ziegler on May 5, 1997.

            10(f) Letter Agreement dated as of March 25, 1997 executed by the
                  Company and certain of the Company's lenders including William
                  H. Murphy(copy attached).

            10(g) Common Stock Purchase Warrant dated as of March 31,
                  1997 issued by the Company to William H. Murphy (copy attached).

(b)   Reports on form 8-K

      There were no form 8-K reports filed during the quarter ended March 31, 1997.

                                    SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GEOKINETICS INC.
                                        (Registrant)

Date:  May 15, 1997                     Jay D. Haber
                                        PRESIDENT

                                        Paul Miles
                                        CONTROLLER