Form 10QSB
period 1997-06-30
GEOKINETICS INC
filed 1997-08-14
CIK 314606

SECURITIES AND EXCHANGE COMMISSION.

                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 1997

                                       OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to __________

                         Commission File Number 0-9268

                                GEOKINETICS INC.
      (Exact name of small business issuer as specified in its charter)

               DELAWARE                                 94-1690082
---------------------------------------   --------------------------------------
   (State or other jurisdiction of            (I.R.S. Employer Identification
    incorporation or organization)                        Number)

5555 SAN FELIPE, SUITE 780  HOUSTON, TEXAS                  77056
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

                                 Yes [X] No [_]

On June 30, 1997, there were 4,953,288 shares of Registrant's common stock ($.20 par value) outstanding.

                                GEOKINETICS INC.

                                      INDEX


PART I.     FINANCIAL INFORMATION                                  PAGE NO.
                                                                   --------

            Item 1. Financial Statements  . . . . . . . . . . . . . .  3

                  Condensed Statements of Financial Position
                        June 30, 1997  and December 31, 1996. . . . .  3

                  Condensed Statements of Operations
                        Three Months and Six Months Ended
                           June 30, 1997 and 1996 . . . . . . . . . .  5

                  Condensed Statements of Cash Flow
                        Three  Months Ended
                        June 30, 1997  and 1996 . . . . . . . . . . .  6

                  Notes to Interim Financial Statements . . . . . . .  7


            Item 2.  Management's Discussion and
                        Analysis or Plan of Operation  . . . . . . . . 8


PART II.    OTHER INFORMATION

            Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . 11

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                GEOKINETICS INC.
                   Condensed Statements of Financial Position

                                     ASSETS

                                                             June 30   December 31
                                                               1997        1996
                                                            Unaudited   Unaudited
                                                            ----------  ----------
Current Assets:
   Cash ..................................................  $    1,906  $   99,879
   Cash-Restricted .......................................     248,135     316,991
   Receivables ...........................................     163,939     226,306
   Prepaid expenses ......................................      67,740      59,865
   Oil and gas properties held for resale ................     414,026     596,452
                                                            ----------  ----------
     Total Current Assets ................................     895,746   1,299,493

Property and Equipment:
    Proved oil and gas Properties (net of depletion) .....     736,881     776,043
    (successful efforts method for oil and gas properties)
    Equipment (net of depreciation) ......................   3,838,319   3,839,658
    Buildings (net of depreciation) ......................     128,106     128,106
    Land .................................................      23,450      23,450
                                                            ----------  ----------

     Total  Property and Equipment .......................   4,726,756   4,767,257

Other Assets:

    Deferred tax benefit .................................     800,000     800,000
    Deferred charges .....................................      72,475      76,317

    Restricted investments ...............................      21,700      21,700
                                                            ----------  ----------


     Total Other Assets ..................................     894,175     898,017
                                                            ----------  ----------

     Total Assets ........................................  $6,516,677  $6,964,767
                                                            ==========  ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      June 30       December 31
                                                       1997             1996
                                                     Unaudited       Unaudited
                                                    -----------     -----------

Current Liabilities:
    Accounts payable ...........................    $   728,865     $   711,563
    Accrued liabilities ........................        328,584         387,319
    Notes payable ..............................      1,361,585       1,384,698
    Due to officer .............................        106,722         106,722
    Advances for lease bank ....................        406,000         406,000
    Site restoration costs .....................          6,418           6,418
                                                    -----------     -----------
        Total Current Liabilities ..............      2,938,174       3,002,720

Long -Term Liabilities:

    Long- term debt ............................      5,198,074       4,860,124
                                                    -----------     -----------


        Total  Liabilities .....................      8,136,248       7,862,844

Stockholders' Equity:
    Common stock (15,000,000 shares
authorized;
    4,953,288 shares issued and outstanding
     @ 6/30/97 .................................        990,657         990,657
     and 4,953,288 shares issued and
     outstanding
      @ 12/31/96)

    Additional paid in capital .................      3,924,345       3,924,345
    Accumulated deficit ........................     (6,534,573)     (5,813,079)
                                                    -----------     -----------


        Total Stockholders' Equity .............     (1,619,571)       (898,077)
                                                    -----------     -----------

            Total Liabilities and
            Stockholders' Equity ...............    $ 6,516,677     $ 6,964,767
                                                    ===========     ===========

* CONDENSED FROM AUDITED FINANCIAL STATEMENTS

                                GEOKINETICS INC.
                        Condensed Statement of Operations

                                    Three Months Ended            Six Months Ended
                                         June 30                      June 30
                                       (unaudited)                  (unaudited)
                                -------------------------   -------------------------
                                    1997          1996          1997          1996
                                -----------   -----------   -----------   -----------
Revenues:
    Oil and gas sales ........  $    98,386   $   148,236   $   224,347   $   256,585
    Operating fees ...........       60,025        67,490       117,675       131,817
    Gain (Loss) on sale of
    assets ...................      (73,441)            0       (73,441)            0
                                -----------   -----------   -----------   -----------


        Total Revenues .......       84,970       215,726       268,581       388,402

Expenses:
    General and administrative  $   280,956   $   330,323   $   478,914   $   813,036
    Lease operating expenses .       54,925        43,274       114,037       160,373
    Amortization expense .....        4,983         4,983         9,965         9,966
    Depletion expense ........       14,382        17,297        29,196        33,372
    Depreciation expense .....          670           673         1,339         1,346
                                -----------   -----------   -----------   -----------
        Total Expenses .......      355,916       396,550       633,451     1,018,092
                                -----------   -----------   -----------   -----------

Loss from operations .........  $  (270,946)  $  (180,824)  $  (364,870)  $  (629,690)

Other Income:
     Interest income .........            0         5,924           170         8,649
     Interest expense ........     (174,821)     (163,075)     (359,061)     (249,513)
                                -----------   -----------   -----------   -----------
          Total Other Income
          (Expense) ..........     (174,821)     (157,151)     (358,891)     (240,864)

Income (Loss) before provision
  for income tax .............  $  (445,767)  $  (337,975)  $  (723,761)  $ (870,555))


Provision for income tax .....            0             0             0             0
                                -----------   -----------   -----------   -----------

    Total income tax .........            0             0             0             0
                                -----------   -----------   -----------   -----------

Net Income (Loss) ............  $  (445,767)  $  (337,975)  $  (723,761)  $(870,555))
                                ===========   ===========   ===========   ===========

Earnings (Loss) per share ....  $     (0.09)  $     (0.07)  $     (0.15)  $     (0.18)
                                ===========   ===========   ===========   ===========

Weighted average common shares
  and equivalents outstanding     4,953,288     4,953,288     4,953,288     4,953,288
                                ===========   ===========   ===========   ===========

                                GEOKINETICS INC.
                       Condensed Statements of Cash Flows

                                                  Three Months Ended
                                                        June 30
                                                      (unaudited)
                                                -----------------------
                                                   1997          1996
                                                ---------   -----------
Cash flows from operating activities:
    Cash received from customers .............  $ 230,837       $232199
    Interest and dividends received ..........          0         6,312
    Cash paid to suppliers and employees .....   (386,311)     (328,771)
    Interest paid ............................   (216,536)     (160,297)
                                                ---------   -----------

        Net cash provided (used) by operating
        activities ...........................   (372,010)     (250,557)
                                                ---------   -----------

Cash flows from investing activities:
    Cash payments for purchase of property and
    equipment ................................          0      (128,436)
    Cash payment for certificate of deposit ..          0      (100,000)
    Cash payment for escrow deposit-property
    investment................................        202      (100,000)
                                                ---------   -----------

        Net cash provided (used) by investing
        activities ...........................        202      (328,436)
                                                ---------   -----------

Cash flows from financing activities:
    Proceeds from short-term debt ............    500,000       100,000
    Principal payments on long-term debt .....    (79,750)      (75,504)
                                                ---------   -----------

        Net cash provided (used) by financing
        activities ...........................    420,250        24,496
                                                ---------   -----------


Net increase (decrease) in cash ..............     48,442      (554,497)

Cash, beginning of period ....................    (46,536)    1,081,561
                                                ---------   -----------


Cash, end of period ..........................  $   1,906   $   527,064
                                                =========   ===========

NOTES TO INTERIM FINANCIAL STATEMENTS

1.    METHOD OF PRESENTATION.

      The interim financial statements contained herein have been prepared in accordance with the instructions to Form 10-QSB and include all adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position and results of operations for the interim period reported. The Company is working to complete its audit for the fiscal year ended December 31, 1996. When completed, audited financial statements will be included in an amendment to the Company's Form 10-KSB filed for the fiscal year ended December 31, 1996. The Company expects to file an amendment to the Form 10-QSB for the period ended March 31, 1997 and this Form 10-QSB to properly reflect changes to the financial information provided herein by incorporating the results of the Company's audit for the fiscal year ended December 31, 1996. A summary of accounting policies and other significant information is included therein.


2.    LIABILITY RELATING TO COMPANY LEASE BANK

      The Company's wholly-owned subsidiary, Geokinetics Production Co., Inc. ("Production") has established a revolving credit facility (the "Lease Bank") that receives cash deposits from private individuals and entities in order to acquire oil and gas prospects. In exchange for such deposits, Production issues promissory notes in principal amounts equal to the deposited cash amounts. These notes bear a floating interest rate, currently at 12.25% per annum for the quarter ended June 30, 1997, and are guaranteed by the Company. The Company's liabilities indicated on the interim financial statements reflect the aggregate principal amounts of the promissory notes payable to the private individuals and entities that have made cash deposits with the Lease Bank.

3.    NOTES PAYABLE

      The Company's notes payable currently valued at $1,361,585 reflect, in part, (i) the current (i.e., one year) maturities, totaling $331,825, in connection with the Quantum loan, (ii) that certain promissory note payable to Input/Output, Inc., dated January 8, 1996, in the principal amount of $330,848 representing indebtedness incurred by the Company incident to its geophysical operations, (iii) certain promissory notes dated October 23, 1996 and October 31, 1996 totaling an aggregate of $697,025 from a group of private sources including an outside director of the Company to provide short term working capital for the Company's operations. (See "Extension of Promissory Notes" under Liquidity and Capital Reserves in Item 2 below.)

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

      At June 30, 1997, the Company continues to incur various costs and expenses related to its efforts to diversify the Company's business activities. On March 6, 1996, the Company obtained a $5,000,000 loan from an unaffiliated lender to finance the initial operations of Quantum Geophysical, Inc. ("Quantum"). Quantum was formed as a wholly-owned subsidiary to perform 3-D seismic data acquisition services for the energy industry in the United States. Seismic survey operations are not expected to commence before September 1997. On March 5, 1997, the Company entered into a Letter of Intent to acquire 100% of the issue and outstanding capital stock of Signature Geophysical Services, Inc., a Houston based provider of 3D geophysical surveys for the oil and gas industry.

LIQUIDITY AND CAPITAL RESOURCES

CLOSING OF $5,000,000 QUANTUM LOAN

      The Company's financial position at June 30, 1997 substantially reflects the proceeds received by the Company in connection with the $5,000,000 Quantum loan and the Company's use of such proceeds. Current assets at June 30, 1997, totaled $895,746 as compared with $1,299,493 at December 31, 1996. Cash and short-term investments at June 30, 1997 totaled $1,906 as compared to $99,879 at December 31, 1996. Restricted cash reflects the proceeds from the Quantum loan that are restricted for use in the company's seismic operations and is, therefore not available to meet the Company's working capital needs.

$500,000 BRIDGE FINANCING

      On April 25, 1997, the Company obtained $500,000 in short-term financing from private investment sources. The financing bears interest at 12% per annum. In addition , the Company issued warrants to these private investment sources to purchase an aggregate of 1,000,000 shares of its common stock at $.75 per share.

EXTENSION OF PROMISSORY NOTES

      The Company defaulted on interest payable January 31, 1997 under certain promissory notes with an aggregate value of $697,025. Two of such promissory notes are held by an outside director of the company. In March 1997, the Company signed an agreement with each noteholder whereby (i) all defaults have been cured and waived, (ii) the Company will pay interest to each noteholder on a monthly basis until maturity, and (iii) the maturity of each note has been extended until the earlier of June 30, 1997 or such time as the Company has completed a private placement of debt and/or equity of not less than $4,000,000. Additionally, the Company extended until December 31, 1997 the expiration date of certain Common Stock Purchase Warrants that were previously issued to each noteholder in consideration of the loans evidenced by these promissory notes.

      The Company defaulted on the payment of a promissory note in favor of Input/Output, Inc. in the principal amount of $330,884 that was due on July 31, 1997. In April 1997, the Company signed an agreement with Input/Output, Inc. whereby (i) all defaults have been cured and waived, (ii) the Company will pay interest to Input/Output, Inc. on a monthly basis until maturity, and (iii) the maturity of the note has been extended until October 31, 1997.

OIL AND GAS OPERATIONS

      The Company (through its subsidiaries, HOC Operating Co., Inc. and Geokinetics Production Co., Inc.) continues to conduct its oil and gas operations consisting of operating oil and gas properties. However, the oil and gas industry is a highly capital-intensive business, especially in the initial stages of development of any venture. The Company requires additional capital to fund the following expenses: (i) purchases of leases and other interests in oil and gas properties; and ,(ii) capital expenditures under agreements for geological, geophysical and seismic costs as well as drilling and completion costs of wells. The Company expects its oil and gas operations to operate with a working capital deficiency during fiscal 1997.

RESULTS OF OPERATIONS

      During the three months ended June 30, 1997, the Company incurred a loss from operations of $445,767 compared to a loss of $337,975 during the comparable period in 1996. This loss is primarily due to operating expenses the Company incurred in connection with (i) the development of the Company's geophysical data acquisition business, and (ii) expenses in oil and gas operations. General and administrative expenses during the three-months ended June 30, 1997, decreased to $280,956 compared with $330,323 during the comparable period in 1996. In addition, lease operating expenses from oil and gas operations during the three-months ended June 30, 1997, totaled $98,386, an approximate 33% decrease of such expenses during the comparable period in 1996.

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


PRIVATE PLACEMENT

On July 18, 1997, the Registrant entered into a Securities Purchase and Exchange Agreement ( the "Purchase Agreement") with Blackhawk Investors, L.L.C. (the "Blackhawk"), William R. Ziegler, an individual resident of the state of New York ("Ziegler"), and Steven A. Webster, an individual resident of the state of Texas ("Webster") (Blackhawk, Ziegler and Webster being sometimes referred to collectively as the "Blackhawk Group"). Pursuant to the Purchase Agreement, the Blackhawk Group acquired from Registrant (i) 5,500,000 newly-issued shares of Registrant's Common Stock, par value $.20 per share ("Common Stock"), (ii) 187,500 newly-issued shares of Registrant's Series A Preferred Stock, par value $10.00 per share (convertible into an aggregate of 2,500,000 shares of Common Stock, and (iii) Shadow Warrants to purchase up to an additional 7,104,103 shares of Common Stock at a price of $.20 per share, in exchange for (x) an aggregate of $5,500,000 in cash paid to the Registrant and (y) the exchange of certain indebtedness in the principal amount of $500,000 owed by Registrant to Ziegler and Webster. The shares of Common Stock acquired by the Blackhawk Group, pursuant to the Purchase Agreement, represent 62.2% of the Registrant's outstanding Common Stock. The Shadow Warrants issued to the Blackhawk Group are only exercisable in the event that certain warrants previously issued by the Registrant are exercised in the future.

On July 24, 1997, Registrant entered into a Letter Agreement re Additional Investment (the "Letter Agreement") pursuant to which the Blackhawk Group invested an additional $1,000,000 in cash in Registrant and the Registrant will issue 100,000 shares of Registrant's Series B Preferred Stock, par value $10.00 per share (convertible into an aggregate of 1,333,333 shares of Common Stock). The term of the Series B Preferred Stock are identical to the terms of the Series A Preferred Stock except that the Series B Preferred Stock will automatically be converted into shares of Common Stock on January 1, 1998. The Letter Agreement also provides that the Registrant will issue to the Blackhawk Group additional Shadow Warrants to purchase up to an aggregate of 1,172,051 shares of Common Stock.

All of the Shadow Warrants issued to the Blackhawk Group are exercisable only in the event that certain warrants previously issued by the Registrant are exercised in the future.

Upon conversion of the Series A Preferred Stock and Series B Preferred Stock, the Registrant will have an aggregate of 14,686,621 shares of Common Stock outstanding. In addition, the Registrant has outstanding (i) an aggregate of 7,049,973 warrants to purchase shares of Common Stock (at a weighted average exercise price of $.80 per share), (ii) stock options held by executive officers and employees to purchase an aggregate of 2,237,500 shares of Common Stock (at a weighted average exercise price of $.81 per share), and (iii) Shadow Warrants to purchase an aggregate of 8,204,356 shares of Common Stock at a price of $.20 per share. In the event that all of the Registrant's outstanding Warrants, Stock Options and Shadow Warrants were exercised, the Registrant would have an aggregate of 32,178,450 shares of Common Stock outstanding.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

                  None

      (b)   Reports on Form 8-K

                  None

                                    SIGNATURE


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          GEOKINETICS INC.
                                          (Registrant)


Date:  August 14, 1997                    /S/ JAY D. HABER
                                          Jay D. Haber
                                          Chairman and Chief Executive Officer


                                          /S/THOMAS J. CONCANNON
                                          Thomas J. Concannon
                                          Vice President and Chief Financial
                                          Officer