Form 10KSB40/A
period 1996-12-31
GEOKINETICS INC
filed 1997-10-29
CIK 314606

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB/A
(Mark One)
      |X|        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996

                                      OR

      |_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

                         Common Stock, $.20 par value

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

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

                               GEOKINETICS INC.

                                 FORM 10-KSB/A

                         YEAR ENDED DECEMBER 31, 1996

                               TABLE OF CONTENTS

                                                                          PAGE


      Item 6.     Management's Discussion and Analysis or Plan of Operation. 2
      Item 7.     Financial Statements
                     Independent Auditors' Report......................... F-1
                     Consolidated Financial Statements
                        Consolidated Financial Statements................. F-2
                        Consolidated Statements of Operations............. F-4
                        Consolidated Statements of Stockholders' Equity
                        (Deficit)......................................... F-5
                        Consolidated Statements of Cash Flows............. F-6
                        Notes to the Consolidated Financial Statements.... F-7

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

At December 31, 1996, the Company's financial position primarily reflects (i) the Company's ongoing oil and gas operations and (ii) the startup costs relating to the seismic operations being conducted by Quantum. The financial requirements of the oil and gas business and the startup costs incurred in diversifying the Company's business activities have required the Company to utilize a substantial portion of it's current assets and incur additional indebtedness in order to acquire additional operating assets. The Company expects that it will be required to raise substantial additional funds during 1997 from the sale of equity and debt securities in order to finance the Company's expanding seismic operations.

The Company has expended a significant amount of working capital on Quantum's start-up costs. As of the fiscal year ended December 31, 1996, the Company had incurred approximately $661,070 in direct costs associated with Quantum's operations. On March 6, 1996, the Company obtained a loan of $5,000,000 from an unaffiliated lender in order to finance Quantum's initial operations.

As of December 31, 1996 the Company is reporting a $1,620,000 asset relating to deferred tax benefits. This asset consists of the anticipated utilization of the Company's accumulated net operating loss for federal income tax purposes, as a reduction of future taxable income. The value of the deferred tax benefits reflects the amount that the Company believes to be realizable at this time. The Company is confident of the utilization of this asset due to the anticipated revenues to be generated from the commencement of operations in Quantum Geophysical. As the Company's operations expand and additional revenues are generated, the Company will review its valuation of the deferred tax benefits and make adjustments when necessary.

OIL AND GAS OPERATIONS

The Company (through its subsidiaries, HOC Operating Co., Inc. and Geokinetics Production Co., Inc.) continues to conduct its oil and gas operations by actively acquiring, exploring, exploiting and developing producing and non-producing oil and gas properties, with the goal of increasing cash flow, oil and gas reserves, and value for the long-term benefit of its stockholders. Reference is made to the Company's descriptions of its business and properties which are detailed in Item 1 and Item 2 of this Report, respectively. In acquiring and developing oil and gas prospects, the Company continues to attempt to limit its cost of development and, where possible, attempt to realize carried working interests in such prospects in order to generate sufficient revenues to cover development and fixed costs.

Seismic Operations

During 1996, the Company continued to expend significant amounts of working capital on Quantum's start-up. Additionally, on March 6, 1996, the Company completed a loan transaction which ensured the Company's ability to finance Quantum's initial operations. The Company is confident that Quantum will begin to provide 3D seismic acquisition services to the oil and gas industry during calendar year 1997.

LIQUIDITY AND CAPITAL SOURCES

OIL AND GAS OPERATIONS

The oil and gas industry is a highly capital intensive business, especially in the initial stages of development of a new venture. The Company requires capital principally to fund the following expenses: (i) purchase of leases and other interests in oil and gas producing and nonproducing properties; (ii) capital expenditures under agreements for geological, geophysical and seismic costs, and drilling and completion costs of wells; and (iii) general and administrative expenses. The amount of available capital will affect the scope of the Company's operations and the speed of its growth. The capital expenditures required by the Company to establish oil and gas production are generally incurred prior to the commencement of production revenues. As a result, the Company expects to operate with a working capital deficiency during fiscal 1996.

INCREASED CURRENT ASSETS AND INCREASED CASH

At December 31, 1996 the Company's current assets were $1,224,254 compared with $871,252 at December 31, 1995. This increase partially reflects the Company's continued building of its portfolio of oil and gas properties and an increased cash position. The carrying value of the Company's inventory of oil and gas leases at December 31, 1996 was $597,822 compared to $582,202 at December 31, 1995. Cash on hand at December 31, 1996 totaled $413,935 compared with $16,905 as of December 31, 1995. The Company's increase in cash partially reflects the proceeds the Company received from the closing of a $5,000,000 loan during 1996, associated with the start up of the Company's seismic operations.

INCREASED PROPERTY AND EQUIPMENT

At December 31, 1996, the Company's property and equipment accounts were $3,881,648 compared with $897,840 at December 31, 1995. This increase reflects the Company's acquisition of 3D seismic acquisition equipment associated with the start-up of Quantum.

INCREASED OTHER ASSETS

At December 31, 1996, the Company's other assets were $1,898,374 compared with $901,339 at December 31, 1995. This increase partially reflects the increase in the Company's deferred tax asset from $800,000 at December 31, 1995 to $1,620,000 at December 31, 1996. The Company also established a deposits account of $180,357 during 1996 which is associated with equipment to be acquired in the future for the Company's continuing seismic operations.

RESULTS OF OPERATIONS

Operating revenue during the year ended December 31, 1996 was $812,850 compared with $1,211,609 at year end December 31, 1995. This decrease partially reflects the decrease in the sale of oil and gas leases in 1996 of $4,011 when compared to the sale of oil and gas leases of $529,737 during 1995. Operating expenses totaled $2,810,025 during the year ended December 31, 1996 compared with operating expenses of $2,275,235 at the year ended December 31, 1995. This increase partially reflects the non-recovery of advances and the impairment of equipment and vehicles totaling $718,911 during the year ended December 31, 1996. During the year ended December 31, 1996, the Company experienced a net loss of $1,772,817.

INCREASED CURRENT LIABILITIES AND LONG TERM DEBT

At December 31, 1996, the Company's current liabilities were $3,045,760 compared with $1,504,807 at December 31, 1995. This increase reflects the Company's need to continue to borrow additional funds in order to finance the working capital demands of Quantum's initial operations and its continuing acquisition of oil and gas prospects. Management expects that the Company will be required to increase additional indebtedness as the Company continues to increase its portfolio of oil and gas properties and expand its seismic operations.

At December 31, 1996, the Company's long term debt was $4,860,123 compared with $420,246 at December 31, 1995. This increase is the result of the Company closing on a loan of $5,000,000 on March 6, 1996 to finance the start-up of Quantum's 3D seismic acquisition services operations.

PRIVATE PLACEMENT AND STOCKHOLDERS EQUITY

During the fourth quarter of fiscal 1995, the Company conducted a private placement of (i) an aggregate of 332,968 shares of the Company's Common Stock at a purchase price of $1.50 per share, and (ii) warrants at a purchase price of $.01 per warrant to purchase up to an aggregate 332,968 additional shares of the Company's Common Stock (the "Private Placement"). As of December 31, 1995, the Company completed approximately 75% of the

Private Placement. In January, 1996, the Company completed the Private Placement, receiving an additional $125,833 in net proceeds.

The number of issued and outstanding shares of the Company's Common Stock at December 31, 1996 increased to 4,953,288 compared with 4,869,955 at December 31, 1995. This increase to the shares issued is directly attributed to the completion of the Private Placement.

TAX NET OPERATING LOSS CARRYFORWARDS

At December 31, 1996, the Company had approximately $6,440,026 of tax net operating loss ("NOL") carryforwards and $246,000 in tax audit carryforwards that expire in 1998 through 2011. Section 382 of the Internal Revenue Code of 1986, as amended, limits the availability of the losses and credits remaining unused on the date of a change of ownership of more than 50% of the Company's Common Stock . The large numbers of shares of Common Stock issued to Mr. Haber and Mr. Hale make it more likely that this limitation may be triggered by changes in ownership of the Company's Common Stock subsequent to the August 1, 1994 transaction. This limitation, if applied, would limit the utilization of such carryforwards in each taxable year to an amount equal to the product of the federal long-term tax-exempt bond rate prescribed by the Internal Revenue Service times the fair market value of all of the Company's Common Stock at the time of the ownership change. The Company believes, however, that the issuances of Common Stock relating to the August 1, 1994 transaction, including the post-closing issuances, have not triggered the limitation under Section 382; however, it is unknown whether future issuances of the Company's securities will trigger such limitation.

The Company expects that it will be required to raise substantial additional funds during 1997 from the sale of equity and debt securities in order to finance the proposed operations of Quantum.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GEOKINETICS INC.


Date: October 27, 1997        By:/s/JAY D. HABER
                                    Jay D. Haber, Chief Executive Officer
                                    (Principal Executive Officer)


                              By:  /s/    PAUL MILES
                                          Paul Miles
                                          (Controller)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities* and on the dates indicated:

SIGNATURE                        TITLE                    DATE

/s/JAY D. HABER            Director and Chief       October 27, 1997
   Jay D. Haber            Executive Officer

/s/THOMAS J. CONCANNON     Vice President and       October 27, 1997
   Thomas J. Concannon     Chief Financial Officer

/s/STEVEN A. WEBSTER       Director                 October 27, 1997
   Steven A. Webster

/s/William R. Ziegler      Director                 October 27, 1997
   William R. Ziegler


/s/CHRISTOPHER M. HARTE    Director                 October 27, 1997
   Christopher M. Harte

ITEM 7. FINANCIAL STATEMENTS

                        GEOKINETICS INC. AND SUBSIDIARIES

                               ANNUAL CONSOLIDATED
                              FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

TABLE OF CONTENTS
                                               GEOKINETICS INC. AND SUBSIDIARIES
                                                      DECEMBER 31, 1996 AND 1995


INDEPENDENT AUDITORS' REPORT.................................................F-1

CONSOLIDATED FINANCIAL STATEMENTS

      CONSOLIDATED BALANCE SHEETS............................................F-2

      CONSOLIDATED STATEMENTS OF OPERATIONS..................................F-4

      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)..............F-5

      CONSOLIDATED STATEMENTS OF CASH FLOWS..................................F-6

      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.........................F-7

                          INDEPENDENT AUDITORS' REPORT


September 24, 1997


To the Board of Directors and Stockholders
Geokinetics Inc. and Subsidiaries

      We have audited the accompanying consolidated balance sheets of Geokinetics Inc. and Subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Geokinetics Inc. and Subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                               Tsakopulos Brown Schott & Anchors

CONSOLIDATED BALANCE SHEETS
GEOKINETICS INC. AND SUBSIDIARIES

                                     ASSETS

                                                       December 31, December 31,
                                                           1996         1995
                                                        ----------   ----------
CURRENT ASSETS
  Cash ..............................................   $  413,935   $   16,905
  Accounts receivable ...............................      199,150      259,370
  Oil and gas leases held for resale ................      597,822      582,202
  Prepaid expenses ..................................       13,347       12,775
                                                        ----------   ----------
     Total Current Assets ...........................    1,224,254      871,252

PROPERTY AND EQUIPMENT, net (successful efforts
  method for oil and gas properties) ................    3,881,648      897,840

OTHER ASSETS
  Deferred loan cost ................................       76,317         --
  Deferred tax asset ................................    1,620,000      800,000
  Restricted investments ............................       21,700      101,339
  Deposits on software and equipment ................      180,357         --
                                                        ----------   ----------
     Total Other Assets .............................    1,898,374      901,339
                                                        ----------   ----------
         TOTAL ASSETS ...............................   $7,004,276   $2,670,431
                                                        ==========   ==========



                                  The Accompanying Notes Are an Integral Part of
                                         These Consolidated Financial Statemants

CONSOLIDATED BALANCE SHEETS
GEOKINETICS INC. AND SUBSIDIARIES

                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                     December 31,   December 31,
                                                        1996           1995
                                                     -----------    -----------
CURRENT LIABILITIES
  Current maturities of long-term debt ...........   $   331,825    $      --
  Accounts payable - trade .......................       721,535        542,510
  Accrued liabilities ............................       434,526        198,890
  Customer deposits ..............................        10,000           --
  Notes payable ..................................     1,028,733         25,000
  Due to officers ................................       152,223        101,722
  Advances for lease bank ........................       360,500        600,500
  Site restoration costs payable .................         6,418         36,185
                                                     -----------    -----------
     Total Current Liabilities ...................     3,045,760      1,504,807
LONG-TERM LIABILITIES
  Long-term debt, net of current maturities ......     4,860,123        420,246
                                                     -----------    -----------
         TOTAL LIABILITIES .......................     7,905,883      1,925,053

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.20 par value, authorized,
     15,000,000 shares at December 31, 1996
     and 1995; issued and outstanding, 4,953,288
     at December 31, 1996 and 4,869,955 at
     December 31, 1995 ...........................       990,657        973,991
  Additional paid-in capital .....................     3,924,345      3,815,179
  Retained deficit ...............................    (5,816,609)    (4,043,792)
                                                     -----------    -----------
         TOTAL STOCKHOLDERS'
            EQUITY (DEFICIT) .....................      (901,607)       745,378
                                                     -----------    -----------
         TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY (DEFICIT) .......   $ 7,004,276    $ 2,670,431
                                                     ===========    ===========

                                  The Accompanying Notes Are an Integral Part of
                                         These Consolidated Financial Statemants

CONSOLIDATED
STATEMENTS OF OPERATIONS
                                               GEOKINETICS INC. AND SUBSIDIARIES

                                                       For the Years Ended
                                                    December 31,    December 31,
                                                        1996           1995
                                                    -----------     -----------
REVENUES
  Oil and gas sales ............................    $   560,481     $   408,141
  Operator overhead fees .......................        248,358         273,731
  Sale of oil and gas leases ...................          4,011         529,737
                                                    -----------     -----------
     Total Revenues ............................        812,850       1,211,609

EXPENSES
  General and administrative ...................      1,297,474       1,092,848
  Non-recovery of advances .....................        494,460            --
  Pre-operating expenses .......................        327,580         265,328
  Lease operating expenses .....................        288,992         322,170
  Impairment of equipment and vehicles .........        224,451            --
  Depletion, depreciation and amortization .....         91,608         113,283
  Cost of oil and gas leases sold ..............         61,924         342,702
  Delay rentals ................................         22,086          25,749
  Lease abandonments ...........................          1,450          14,796
  Workover/recompletion costs ..................           --            98,359
                                                    -----------     -----------
     Total Expenses ............................      2,810,025       2,275,235
                                                    -----------     -----------

  Loss from Operations .........................     (1,997,175)     (1,063,626)

OTHER INCOME (EXPENSE)
  Interest income ..............................         10,545           4,777
  Interest expense .............................       (606,187)       (104,473)
                                                    -----------     -----------
     Total Other Expense .......................       (595,642)        (99,696)
                                                    -----------     -----------

         Net Loss Before Income Tax Expense ....     (2,592,817)     (1,163,322)

INCOME TAX EXPENSE
  Deferred income tax benefit ..................       (820,000)       (800,000)
                                                    -----------     -----------

NET LOSS .......................................    $(1,772,817)    $  (363,322)
                                                    ===========     ===========

Loss per common share ..........................    $     (0.36)    $     (0.08)
                                                    ===========     ===========

Weighted average common shares and
   equivalents outstanding .....................    $ 4,949,635     $ 4,496,720
                                                    ===========     ===========

                                  The Accompanying Notes Are an Integral Part of
                                         These Consolidated Financial Statemants

Consolidated Statements
of Stockholders' Equity (Deficit)
                                               GEOKINETICS INC. AND SUBSIDIARIES

                                                                          Stockholders' Equity (Deficit)
                                                   --------------------------------------------------------------------------------
                                                 Common Shares                  Additional Paid      Accumulated
                                                    Issued       Common Stock     In Capital           Deficit             Total
                                                   ---------       --------       -----------        -----------        -----------
Balance at January 1, 1995 .................       4,434,920       $886,984       $ 3,537,450        $(3,680,470)       $   743,964
Net Loss ...................................            --             --                --             (363,322)          (363,322)
Post closing agreement - issuance
  of common stock August 31, 1995 ..........         185,400         37,080           (37,080)              --                 --
Private placement offering .................         249,635         49,927           314,809               --              364,736
                                                   ---------       --------       -----------        -----------        -----------
Balance at December 31, 1995 ...............       4,869,955        973,991         3,815,179         (4,043,792)           745,378
Net Loss ...................................            --             --                --           (1,772,817)        (1,772,817)
Private placement offering .................          83,333         16,666           109,166               --              125,832
                                                   ---------       --------       -----------        -----------        -----------
Balance at December 31, 1996 ...............       4,953,288       $990,657       $ 3,924,345        $(5,816,609)       $  (901,607)
                                                   =========       ========       ===========        ===========        ===========

                                  The Accompanying Notes Are an Integral Part of
                                         These Consolidated Financial Statemants

Consolidated Statements of Cash Flows
                                               GEOKINETICS INC. AND SUBSIDIARIES

                                                         FOR THE YEARS ENDED
                                                     DECEMBER 31,   DECEMBER 31,
                                                        1996           1995
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  INFLOWS
     CASH RECEIVED FROM CUSTOMERS ................   $   879,059    $   623,564
     CASH RECEIVED FROM SALE OF LEASES ...........         4,011        529,737
     INTEREST AND DIVIDENDS RECEIVED .............        10,798          4,524
                                                     -----------    -----------
                                                         893,868      1,157,825
  OUTFLOWS
     CASH PAID TO SUPPLIERS AND EMPLOYEES ........     2,349,037      1,549,174
     CASH PAID FOR OIL AND GAS LEASES ............       101,080        377,946
     INTEREST PAID ...............................       472,588         95,331
     CASH PAID FOR SITE RESTORATION COSTS ........        29,767         33,989
                                                     -----------    -----------
                                                       2,952,472      2,056,440
                                                     -----------    -----------
         NET CASH USED BY OPERATING ACTIVITIES ...    (2,058,604)      (898,615)

CASH FLOWS FROM INVESTING ACTIVITIES
  INFLOWS
     REDEMPTION OF CERTIFICATE OF DEPOSIT ........        79,639           --

  OUTFLOWS
     CASH PAYMENTS FOR THE PURCHASE OF PROPERTY ..     3,255,773         90,302
     PURCHASE OF CERTIFICATE OF DEPOSIT ..........          --          101,339
                                                     -----------    -----------
                                                       3,255,773        191,641
                                                     -----------    -----------
         NET CASH USED BY INVESTING ACTIVITIES ...    (3,176,134)      (191,641)

CASH FLOWS FROM FINANCING ACTIVITIES
  INFLOWS
     PROCEEDS FROM LONG-TERM DEBT ................     5,000,000           --
     PROCEEDS FROM SHORT-TERM DEBT ...............       798,732           --
     PROCEEDS FROM PRIVATE PLACEMENT OFFERING ....       125,833        364,736
     ADVANCES FROM OFFICERS ......................        15,501        101,722
     LEASE BANK BORROWINGS .......................          --          532,500
                                                     -----------    -----------
                                                       5,940,066        998,958
  OUTFLOWS
     PAYMENTS ON LONG-TERM DEBT ..................       228,298           --
     PAYMENT OF LOAN COST ........................        80,000           --
                                                     -----------    -----------
                                                         308,298           --
                                                     -----------    -----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES     5,631,768        998,958
                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH ..................       397,030        (91,298)

CASH, BEGINNING OF YEAR ..........................        16,905        108,203
                                                     -----------    -----------

CASH, END OF YEAR ................................   $   413,935    $    16,905
                                                     ===========    ===========

NOTES TO THE CONSOLIDATED
FINANCIAL STATEMENTS
                                               GEOKINETICS INC. AND SUBSIDIARIES
                                                      DECEMBER 31, 1996 AND 1995

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        NATURE OF THE ORGANIZATION

        Geokinetics Inc. and Subsidiaries (the Company) is engaged in the acquisition, operation and development of oil and gas properties in the United States. The Company is generally the operator of wells in which it owns an interest.

        PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of Geokinetics Inc. and its wholly-owned subsidiaries, HOC Operating Co., Inc. (HOC), Geokinetics Production Co., Inc. (GPCI) and Quantum Geophysical, Inc. (Quantum). All inter-company items and transactions have been eliminated in the consolidation.

        BASIS OF ACCOUNTING

        The consolidated financial statements of the Company have been prepared on the accrual basis of accounting and, accordingly, reflect all significant receivables, payables and other liabilities.

        USE OF ESTIMATES IN PREPARING CONSOLIDATED FINANCIAL STATEMENTS

        Management uses estimates and assumptions in preparing consolidated financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses. Actual results could vary from the estimates that were used.

        FAIR VALUES OF FINANCIAL INSTRUMENTS

        The Company's financial instruments consist of cash, accounts receivable, accounts payable and notes payable. The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair values due to the short maturity of those instruments. The fair value of debt was determined based upon the present value of expected cash flows considering expected maturities and using interest rates currently available to the Company for long-term borrowings with similar terms. The carrying amount of debt reported in the consolidated balance sheets approximates fair value.

        OIL AND GAS LEASES HELD FOR RESALE

        The Company has acquired certain oil and gas leases for the purpose of selling the leases for cash consideration and, in some cases, participating in the future development of additional reserves. The leases are recorded at cost. Such leases held for resale are periodically reviewed to determine if they have been impaired. If impairment exists, a loss is recognized by providing an impairment allowance. Abandonments of oil and gas leases held for resale are charged to expense.

        PROPERTY AND EQUIPMENT

        Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets. Repairs and maintenance, which are not considered betterments and do not extend the useful life of property, are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in income.

        The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs and costs of carrying and retaining unproved properties are expensed.

        Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value and a loss is recognized at the time of impairment by providing an impairment allowance. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method.

        On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion and amortization with a resulting gain or loss recognized in income.

        On the sale of an interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually.

        DEFERRED LOAN COST

        The deferred loan cost is the unamortized balance of bank fees that were incurred to obtain long-term financing with a guaranty from the Farmers Home Administration. These costs are amortized over the life of the term loan using the effective interest rate method. The amortized amount for the year ended December 31, 1996 was $3,683.

        RESTRICTED INVESTMENTS AND SITE RESTORATION COSTS

        Restricted investments represent investments carried at cost which approximates market. Such investments are to be used in the future to fund site restoration as required by the state of Utah. Site restoration costs are based upon an estimate of the cost of restoration prepared by the Utah State agency responsible for site restoration. Expenditures made for site restoration are subtracted from the estimate.

        CASH EQUIVALENTS

        For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 1996 and 1995, respectively.

        INCOME TAX

        The Company follows Statement of Financial Accounting Standards No. 109 entitled "Accounting for Income Taxes" which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are computed using the liability method based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

        Deferred income tax is provided in the accompanying consolidated financial statements as a result of differences related to reporting of depreciation and depletion for income tax purposes and consolidated financial statement purposes.

        IMPAIRMENT OF LONG-LIVED ASSETS

        In 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Statement established accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets. There was no material effect on the financial statements from the adoption because the Company's prior impairment recognition practice was consistent with the major provisions of the Statement. Under provisions of the Statement, impairment losses are recognized when expected future cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property, plant and equipment and intangibles in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company adjusts the net book value of the underlying assets if the sum of expected future cash flows is less than book value.

        LOSS PER COMMON SHARE

        Loss per common share is computed based on the weighted average number of common shares outstanding during the respective years. Stock warrants and common stock subscribed have not been included in the calculation as their effect would be antidilutive.

NOTE 2. PROPERTY AND EQUIPMENT

        A summary of property and equipment follows:

                                                      December 31,  December 31,
                                                          1996           1995
                                                       ----------     ----------
Field operating equipment ........................     $2,669,169     $     --
Proved oil and gas properties ....................      1,032,509      1,030,843
Vehicles .........................................        253,025           --
Buildings ........................................        128,106           --
Furniture and equipment ..........................         26,854         26,854
                                                       ----------     ----------
                                                        4,109,663      1,057,697
Less accumulated depletion, depreciation
      and amortization ...........................        251,465        159,857
                                                       ----------     ----------
                                                        3,858,198        897,840
Land .............................................         23,450           --
                                                       ----------     ----------
            Net Property and Equipment ...........     $3,881,648     $  897,840
                                                       ==========     ==========

NOTE 3. ACCRUED LIABILITIES

        Accrued liabilities are as follows:

                                                    December 31,   December 31,
                                                        1996           1995
                                                      --------       --------
Royalties payable ..........................          $245,685       $154,025
Accrued interest payable ...................           157,538         27,623
Payroll taxes payable ......................            21,718          8,980
Other ......................................             9,585          8,262
                                                      --------       --------
                                                      $434,526       $198,890
                                                      ========       ========

NOTE 4. NOTES PAYABLE

        A summary of notes payable follows:

                                                     December 31,  December 31,
                                                         1996          1995
                                                       ----------     -------
Note to an unrelated corporation dated January
      8, 1996 with principal and interest at
      10% (18% default rate) originally due
      February 5, 1996; after default, note
      extended to July 31, 1996 and then to was
      October 1, 1997; secured by certain oil
      and gas leases ..............................    $  306,708     $  --

Notes representing refinancing of defaulted
      lease bank notes; dated March 31, 1997
      with interest at 4% plus prime due
      monthly and principal and unpaid accrued
      interest due on June 30, 1997; secured by
      certain oil and gas leases ..................       697,025        --

Note  in default dated December 18, 1990 due
      December 1, 1992 payable to unrelated
      25,000 corporations with interest
      accruing 10% per annum; secured by
      certain oil and gas leases ..................             l      25,000
                                                       ----------     -------
                                                       $1,028,733     $25,000
                                                       ==========     =======

NOTE 5. LEASE BANK

        The Company has a revolving credit facility to provide funds to acquire, package and sell oil and gas properties. Total borrowings under this facility (Lease Bank) are guaranteed by the Company and may not exceed $1,200,000. Funds are provided from individual investors. Notes issued under this agreement are payable upon demand one year from the date of the individual notes. If there is no demand, the notes automatically renew on a quarterly basis. In no event will the notes extend beyond December 31, 1999. Interest is payable quarterly based on the prime rate as of the first day of each quarter plus 4.0%. In addition to interest, the depositors will receive either (a) a proportionate share of a .25% after prospect payout overriding royalty interest in prospects acquired through the Lease Bank and sold by the Company or (b) a Common Stock Purchase Warrant for each full year of deposit numerically equal to the amount of deposit with a purchase price per share equal to twenty-five percent over the average of the daily closing high bid and low asked quotation for the sixty (60) day period immediately preceding the yearly anniversary date for which such warrant is issued.

NOTE 6. LONG-TERM DEBT

                                                          December 31,    December 31,
                                                              1996           1995
                                                           ----------      --------
Note to a financial institution dated March 1, 1996
      payable in 120 monthly installments of
      principal and interest adjusted quarterly
      based on interest at 1.5% prime plus through
      March 1, 2006 when all unpaid principal and
      accrued interest is due (payments at
      December 31, 1996 were $65,385 including
      principal and interest at 9.75%), secured by
      first security interest in accounts receivable,
      inventory, property and equipment, oil and
      gas leases, intangibles, life insurance policies
      on key officers, guaranty of the Company
      and a $4,000,000 guaranty of the Farmers
      Home Administration of the United States
      Department of Agriculture ........................   $4,771,702      $   --

8% notes dated March 15, 1995 payable to
      individuals for purchase of oil and gas
      interests with interest payable quarterly,
      principal and unpaid accrued interest due
      September 30, 1999; collateralized by
      guarantee agreement with the Company .............      420,246       420,246
                                                           ----------      --------
                                                            5,191,948       420,246
Less Current Maturities ................................      331,825          --
                                                           ----------      --------
                                                           $4,860,123      $420,246
                                                           ==========      ========

        A summary of long-term debt principal maturities follows:


              FOR THE YEARS ENDING DECEMBER 31,                    Amount
                                                              ----------------

                             1997                             $        331,825
                             1998                                      365,152
                             1999                                      823,635
                             2000                                      445,629
                             2001                                      492,292
                          Thereafter                                 2,733,415
                                                              ----------------

                                                              $      5,191,948
                                                              ================

NOTE 7. NON-RECOVERY OF ADVANCES

        The Company has been unsuccessful in its efforts to recover advances disbursed to certain vendors who did not render the anticipated services. Management has concluded that the advances should be written off at December 31, 1996 due to the uncertainty of the outcome of further efforts at attempting to recover the funds.

NOTE 8. IMPAIRMENT OF EQUIPMENT AND VEHICLES

        As a result of improper unauthorized actions exercised by former Company personnel, an accumulation of costs in excess of the amount originally expected to acquire field equipment and vehicles was experienced during 1996. Management has physically examined the acquisitions and determined their fair market value based on current market prices and on recent arms-length transactions involving similar assets. The write-down to fair market value resulted in a charge to income of $224,451 for the year ended December 31, 1996.


NOTE 9. INCOME TAX

        Income tax benefit is deferred tax arising from temporary differences between income for financial reporting and income for tax purposes.


                                                       For the Years Ended
                                                   December 31,     December 31,
                                                       1996             1995
                                                   -----------      -----------
Income tax benefit at statutory rate .........     $ 2,591,850      $ 1,722,608
Valuation allowance ..........................        (971,850)        (922,608)
                                                   -----------      -----------
      Deferred Tax Asset .....................     $ 1,620,000      $   800,000
                                                   ===========      ===========
Deferred tax asset, beginning of year ........     $   800,000      $      --
Deferred tax asset, end of year ..............       1,620,000          800,000
                                                   -----------      -----------
      Deferred Tax Benefit ...................     $  (820,000)     $  (800,000)
                                                   ===========      ===========

        Deferred tax assets at December 31, 1996 and 1995 are comprised primarily of net operating loss carryfoward and differences in reporting pre-operating expenses and amortization. A valuation allowance has been provided for deferred tax assets that the Company has not yet determined to be more likely than not to be realizable at this time. The Company will continue to review this valuation allowance and make adjustments when deemed appropriate.

        At December 31, 1996, the Company had net operating loss carryforwards of $6,440,026 and tax credit carryforwards of $245,769 that expire in 1998 through 2011.

NOTE 10. RELATED PARTY TRANSACTIONS

        The President of the Company has made advances totaling $152,223 to the Company at December 31, 1996. The advances are payable upon demand. Interest is payable quarterly based on the prime rate as of the first day of each quarter plus 4%. Included in accrued interest at December 31, 1996 is $31,149 interest payable on the officer advances.

        The father of the Vice-President of the Company is a participant in the Lease Bank with a note balance of $110,500 at December 31, 1996.

        Included in long-term debt are notes payable totaling $47,357 to a member of the board directors who resigned on July 18, 1997. Interest of $3,799 and $4,744 was paid to this director in 1996 and 1995, respectively, on the notes payable. In addition to the notes, this former director holds 33,119 stock warrants to purchase common stock of the Company at an exercise price of $1.50 per warrant.

        Another former member of the board of directors who resigned on July 18, 1997 holds options to purchase 147,764 shares of common stock at prices ranging from $1.00 to $1.75 per share. The options expire in July 1999 and were all outstanding as of December 31, 1996.

NOTE 11. ACQUISITION OF WHOLLY-OWNED SUBSIDIARY

        A new subsidiary corporation was formed under the name of Quantum Geophysical, Inc. (Quantum) and all of its capital stock was issued to Geokinetics Inc. The articles of incorporation were filed with the State of Texas on November 17, 1994. Quantum was formed to provide 3-D geophysical services. Business operations are expected to commence in October 1997.

        Since the inception of Quantum through December 31, 1996, the Company has expensed $592,908 for non-recoverable pre-operating costs. It is the Company's policy to expense non-recoverable pre-operating costs as incurred. In addition, interest expense of $403,492 and $12,500 for the years ended December 31, 1996 and 1995, respectively, has been incurred.


NOTE 12. POST-CLOSING ADJUSTMENT AGREEMENT

        Effective August 1, 1994, an agreement and plan of merger was executed under which Geokinetics Inc. acquired HOC Operating Co., Inc. (HOC) and Geokinetics Production Co., Inc. (GPCI). The transaction involved the issuance of shares of Geokinetics Inc. to the current President and Vice-President. Based on a post-closing review of the relative values of the Company's assets and the properties acquired by the Company from the President and Vice-President, the Company agreed to issue an aggregate of 185,400 additional shares of common stock to the President and Vice-President on August 31, 1995.


NOTE 13. STOCK OPTION PLAN

        The 1995 Stock Option Plan (the "Plan") was approved by shareholders of the Company on August 9, 1995 with an effective date of August 1, 1994. The purpose of the Plan is to promote the interests of the Company and its shareholders by providing the officers and other key employees with additional incentive and the opportunity through stock ownership to increase their proprietary interest in the Company and their personal interest in its continued success. Five hundred thousand shares of common stock have been authorized for grant under the Plan. Pursuant to the Plan, the Company will grant stock options, stock options with stock appreciation rights attached, incentive stock options and incentive stock options with stock appreciation rights attached.

        Stock options may be granted for the purchase of common stock at a price not less than 75% of the fair market value of the stock on the date of grant. Incentive stock options may be granted for the purchase of common stock at a price not less than the fair market value of the stock on the date of grant.

        At December 31, 1996, 146,500 stock options under the Plan are outstanding. 90,000 have been granted pursuant to the employment agreements the Company entered into with officers of the Company on August 1, 1994.

NOTE 14. PRIVATE PLACEMENT OFFERING

        In December 1995, the Company completed a private offering of 332,968 shares of its common stock for the purpose of raising funds for operations. Net proceeds received from the private offering, after deduction of associated expenses, were $125,833 and $364,736 in 1996 and 1995, respectively. The 332,968 shares were sold at $1.50 per share and with 332,968 accompanying warrants sold at $.01 per warrant.

NOTE 15. OUTSTANDING OPTIONS AND WARRANTS

        Outstanding options and warrants issued in connection with notes payable, the private placement offering and the 1995 Stock Option Plan are as follows:

                                                 Shares          Exercise Price
                                               ----------       ----------------

Outstanding at December 31, 1995 ........       1,079,793       $0.875-$1.875
Employee stock options forfeited ........         (11,500)      $0.875-$1.875
Employee stock options granted ..........         117,500       $1.03125-$1.7875
Warrants issued .........................         513,333       $1.50-$2.26
                                                                ----------------

Outstanding at December 31, 1996 ........       1,699,126       $0.875-$2.26
                                               ==========

NOTE 16. COMMITMENTS

        OPERATING LEASES

        The Company leases its office space under a lease which expires July 30, 1998. The lease provides for a base rental of $24,104 per year. In addition, the Company pays for its share of the basic operating costs of the building. The Company's share of these costs has averaged $41,357 for the past three years. Rental expense under this lease recorded in the consolidated financial statements amounted to $60,338 and $59,581 for the years ended December 31, 1996 and 1995. Aggregate future minimum rentals under the lease agreements including the base rent and the average operating cost follows:


              FOR THE YEARS ENDING DECEMBER 31,                    Amount
                                                              ----------------
                             1997                             $         65,461
                             1998                                       46,368
                                                              ----------------
                                                              $        111,829
                                                              ================

        EMPLOYMENT AGREEMENTS

        Effective August 1, 1994, the Company entered into employment agreements with officers of the Company. The compensation payable under these agreements consists of: (1) annual base salaries, (2) an incentive cash bonus from profits derived from the Company's sales of oil and gas prospects, (3) the Company's agreement to grant options to purchase shares of common stock under a stock option plan adopted by the Company for the benefit of its directors, officers and employees and (4) eligibility to participate in the Company's employee benefits plans which may be adopted. The employment agreements have a term of three years and are terminable by the Company upon its good faith determination that there has been a willful violation of the terms of the agreements.

        Pursuant to the employment agreements, options covering 15,000 shares are to be issued for each year of service during the employment term. 90,000 and 60,000 stock options outstanding at December 31, 1996 and 1995, respectively, under the 1995 Stock Option Plan were granted in accordance with provisions in the employment agreements.


NOTE 17. MAJOR CUSTOMERS

        Revenues from major customers which exceeded ten percent of total revenues are as follows:

                                                   For the Years Ended
                                                 December 31, December 31,
                                                1996                 1995
                                          -----------------    -----------------
                Customer A                $            --       $        510,649
                                          =================    =================
                Customer B                $         137,885    $         235,419
                                          =================    =================

NOTE 18. CONCENTRATION OF CREDIT RISK

        Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of unsecured trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.

        The Company's customer base consists primarily of oil and gas companies. Although the Company is directly affected by the well-being of the oil and gas industry, management does not believe significant credit risk exists at December 31, 1996.

        The Company has cash in bank and short-term investments which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and short-term investments.


NOTE 19. SUBSEQUENT EVENTS

        On July 18, 1997, the Company entered into a Securities Purchase and Exchange Agreement (the Purchase Agreement) with an investment limited liability company (Investment Group). Pursuant to the Purchase Agreement, the Company received $5,500,000 in cash and the exchange of certain indebtedness in the principal amount of $500,000 owed by the Company for the issuance of the following securities to the Investment
        Group: (i) 5,500,000 newly-issued shares of the Company's common stock, par value $.20 per share, (ii)187,500 newly-issued shares of the Company's Series A preferred stock (convertible into an aggregate of 2,500,000 shares of common stock and (iii) shadow warrants to purchase up to an additional 7,104,103 shares of common stock at a price of $.20 per share. As a result of the Purchase Agreement, certain changes to the membership of the Company's board of directors and officers were made effective July 18, 1997.

        Pursuant to a Letter Agreement, the Investment Group invested an additional $1,000,000 in cash for 100,000 shares of the Company's newly-issued Series B preferred stock on July 24, 1997. The Series B preferred stock is automatically convertible into an aggregate of 1,333,333 shares of common stock on January 1, 1998.

        The Investment Group will oversee its investments in the Company pursuant to an Investment Monitoring Agreement agreed to by both parties. The Company will pay the Investment Group $25,000 annually under the Investment Monitoring Agreement.

        On July 18, 1997, the Company acquired all of the outstanding capital stock of Signature Geophysical Services, Inc. (SGS), a Michigan corporation, from Gallant Energy, Inc. (GEI), a Texas corporation, pursuant to the terms of a Stock Purchase Agreement (the SGS Agreement) among the Company, SGS, GEI and the sole shareholder of GEI. SGS, based in Houston, Texas, is engaged in the business of providing 2-D and 3-D seismic surveys of oil and gas properties, focusing on the Permian Basin and the U.S. Gulf Coast, with special emphasis on coastal swamp operations. Pursuant to the SGS Agreement, the Company acquired 500 shares of the outstanding common stock of SGS in exchange for 400,000 newly-issued shares of the Company's common stock. The Company also entered into an Employment Agreement with the sole shareholder of GEI granting options to purchase up to 400,000 shares of the Company's common stock at an exercise price of $.75 per share depending on the financial performance of SGS during the period from July 18, 1997 to September 30, 1999.

NOTE 20. CASH FLOWS

        A reconciliation of net loss to net cash used by operating activities is summarized as follows:

                                                         For the Years Ended
                                                      December 31,  December 31,
                                                          1996           1995
                                                      -----------     ---------

Net Loss .........................................    $(1,772,817)    $(363,322)

Adjustments to reconcile net loss to net cash
      used by operating activities:
Depletion, depreciation and amortization .........         91,608       113,283
Deferred income tax benefit ......................       (820,000)     (800,000)
Amortization of deferred loan cost ...............          3,684          --
(Increase) decrease in current assets
      Accounts receivable ........................         60,220       (58,309)
      Oil and gas leases held for resale .........        (15,620)     (161,903)
      Prepaid expenses ...........................           (572)         (226)
Increase (decrease) in current liabilities
      Accounts payable ...........................        179,024       297,233
      Accrued liabilities ........................        235,636       108,618
      Site restoration costs payable .............        (29,767)      (33,989)
      Customer deposits ..........................         10,000          --
                                                      -----------     ---------
      Net Cash Used by Operating Activities ......    $(2,058,604)    $(898,615)
                                                      ===========     =========

NOTE 21. FAIR VALUES OF FINANCIAL INSTRUMENTS

        The carrying amounts and fair values of the Company's financial instruments are summarized as follows:


                                 December 31, 1996          December 31, 1995
                               -----------------------   -----------------------
                                Carrying                  Carrying
                                 Amount     Fair Value     Amount     Fair Value
                               ----------   ----------   ----------   ----------
Cash .......................   $  413,935   $  413,935   $   16,905   $   16,905
Accounts receivable ........      199,150      199,150      259,370      259,370
Accounts payable ...........      721,535      721,535      542,510      542,510
Indebtedness ...............    6,733,404    6,733,404    1,147,468    1,147,468

NOTE 22. SUPPLEMENTAL OIL AND GAS INFORMATION

        Information with respect to the Company's oil and gas producing activities is presented in the following tables. Estimates of reserve quantities, as well as future production and discounted cash flows, were determined by Raymond T. Garcia, Petroleum Evaluation Engineer, as of December 31, 1996.

        OIL AND GAS RELATED COSTS

        The following table sets forth information concerning costs related to the Company's oil and gas property acquisition, exploration and development activities in the United States during the years ended December 31, 1996 and 1995:


                                                       For the Years Ended
                                                 December 31,      December 31,
                                                     1996              1995
                                                   --------          --------

Property acquisition costs .................       $   --            $ 90,302
Exploration costs, net .....................           --                --
Development costs, net .....................           --                --

        RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES

        The following table sets forth the Company's results of operations from oil and gas producing activities:

                                                         For the Years Ended
                                                      December 31,  December 31,
                                                          1996           1995
                                                       ---------      ---------
Revenues .........................................     $ 560,481      $ 408,141
Production costs and taxes .......................      (288,992)      (420,529)
Depletion, depreciation and amortization .........       (91,608)      (113,283)
                                                       ---------      ---------
Results of operations from oil and gas
      producing activities .......................     $ 179,881      $(125,671)
                                                       =========      =========

        In the presentation above, no deduction has been made for direct costs such as corporate overhead or interest expense. No income taxes are reflected due to the fact that the Company is not currently in a tax-paying position. The depletion, depreciation and amortization rate per barrel of oil equivalent of production was $2.33 and $3.19 for the years ended December 31, 1996 and 1995, respectively.

        OIL AND GAS RESERVES (UNAUDITED)

        The following table sets forth the Company's net proved oil and gas reserves at December 31, 1996 and 1995 and the changes in net proved oil and gas reserves for the year then ended and for the three months then ended. Proved reserves represent the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. The reserve information indicated below requires substantial judgement on the part of the reserve engineers, resulting in estimates which are not subject to precise determination. Accordingly, it is expected that the estimates of reserves will change as future production and development information becomes available and that revisions in these estimates could be significant.

                                             Oil (BBLS)          Gas (MCF)
                                          -----------------    ---------------
Proved reserves:

      Balance at December 31, 1995.......           327,000          2,458,000
            Change in previous estimates.           228,000          1,067,000
            Production...................           (22,000)           (87,000)
                                          -----------------    ---------------
      Balance at December 31, 1996.......           533,000          3,438,000
                                          =================    ===============
                                             Oil (BBLS)           Oil (BBLS)
                                          -----------------    ---------------
Proved developed reserves at December 31:
            1995.........................           257,000          1,101,000
                                          =================    ===============
            1996.........................           323,000          1,061,000
                                          =================    ===============

All of the Company's reserves are located in Texas.

        STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)

        The standardized measure of discounted future net cash flows from the Company's proved oil and gas reserves is presented in the following table:

                                                    December 31,    December 31,
                                                        1996           1995
                                                    ------------    -----------
Future cash inflows .............................   $ 23,069,000    $ 9,884,000
Future production costs and taxes ...............     (5,315,000)    (2,873,000)
Future development costs ........................     (1,750,000)    (1,093,000)
Future income tax expense .......................           --             --
                                                    ------------    -----------
      Net Future Cash Flows .....................     16,004,000      5,918,000

Discounted at 10% for timing of cash flows ......     (8,913,000)    (2,632,000)
                                                    ------------    -----------
Discounted future net cash flows from proved
      reserves at December 31 ...................   $  7,091,000    $ 3,286,000
                                                    ============    ===========

        The following table sets forth the changes in the standardized measure of discounted future net cash flows from proved reserves:

                                                        For the Years Ended
                                                    December 31,    December 31,
                                                         1996           1995
                                                     ----------     -----------
Balance at beginning of year ...................     $3,286,000     $ 2,812,000
Sales, net of production costs and taxes .......        171,000         (12,000)
Net changes in prices, production costs and
      previous estimates .......................      3,634,000         117,000
Purchase of reserves in place ..................           --           369,000
                                                     ----------     -----------
Balance at end of year .........................     $7,091,000     $ 3,286,000
                                                     ==========     ===========

        Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using current sales prices, along with estimates of the production costs, ad valorem and production taxes and future development (and abandonment) costs necessary to produce such reserves. The average prices used at December 31, 1996 and 1995 were $24.25 and $18.03, respectively, per barrel of oil and $2.98 and $1.62, respectively, per mcf of gas. No deduction has been made for depletion, depreciation or any indirect costs such as general corporate overhead or interest expense.

        Operating costs and ad valorem and production taxes are estimated based on current costs with respect to producing oil and gas properties. Future development costs are based on the best estimate of such costs assuming current economic and operating conditions.

        Income tax expense is computed based on applying the appropriate statutory tax rate to the excess of future cash inflows less future production and development costs over the current tax basis of the properties involved, less applicable carryforwards, for both regular and alternative minimum tax (AMT). On such bases, no regular tax or AMT results.

        The future net revenues information assumes no escalation of costs or prices, except for gas sales made under terms of contracts which include fixed and determinable escalation. Future costs and prices could significantly vary from current amounts and, accordingly, revisions in the future could be material.