Form 10QSB
period 1997-09-30
GEOKINETICS INC
filed 1997-11-14
CIK 314606

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1997

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

   Small Business Issuer's telephone number, including area code (713)850-7600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes     X                                             No

On September 30, 1997, there were 10,860,788 shares of Registrant's common stock ($.20 par value) outstanding.

                                GEOKINETICS INC.

                                    INDEX

PART I.    FINANCIAL INFORMATION

         Item 1. Financial Statements

                   Condensed Statements of Financial Position
                              September 30, 1997 and December 31, 1996

                   Condensed Statements of Operations
                              Three Months and Nine Months Ended
                                      September 30, 1997 and 1996
                   Condensed Statements of Cash Flows
                              Three  Months Ended
                              September 30, 1997 and 1996
                   Notes to Interim Financial Statements
                   Pro Forma Financial Statement Information

         Item 2.  Management's Discussion and
                              Analysis or Plan of Operation

PART II.   OTHER INFORMATION

                     Item 6.  Exhibits and Reports on Form 8-K

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                GEOKINETICS INC.
                   Condensed Statements of Financial Position

                                     ASSETS
                                               September 30         December 31
                                                   1997                1996
                                                Unaudited               (*)
                                             ---------------      --------------
Current Assets:
    Cash ........................................     $ 1,739,395     $   97,905
   Cash-Restricted ..............................         268,762        316,030

   Receivables ..................................       2,067,992        199,150

    Prepaid expenses ............................          91,946         13,347
    Oil  and gas properties held for resale .....         417,072        597,822
                                                      -----------     ----------


        Total Current Assets ....................       4,585,167      1,224,254

Property and Equipment:
    Proved oil and gas Properties (net of
depletion) ......................................         593,234        637,028
    (successful efforts method for oil and
gas properties)
    Equipment (net of depreciation) .............      16,842,221      2,938,598
    Buildings (net of depreciation) .............         128,106        128,106
    Land ........................................          23,450         23,450
                                                      -----------     ----------

        Total  Property and Equipment ...........      17,587,011      3,727,182

Other Assets:

    Deferred tax benefit ........................       2,292,430      1,620,000
    Deferred charges ............................          71,130         76,317

    Restricted investments ......................          21,700         21,700
    Deposits on software and equipment ..........           4,146        180,357
    Goodwill ....................................       2,103,538        154,466
                                                      -----------     ----------


        Total Other Assets ......................       4,492,944      2,052,840
                                                      -----------     ----------

            Total Assets ........................     $26,665,122     $7,004,276
                                                      ===========     ==========

* CONDENSED FROM AUDITED FINANCIAL STATEMENTS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                               September 30         December 31
                                                   1997                1996
                                                Unaudited               (*)
                                             ---------------      --------------

Current Liabilities:
    Current maturities on long-term debt ........   $  3,645,823    $   331,825
    Accounts payable - trade ....................      1,492,220        721,535
    Accrued liabilities .........................        780,584        434,526
    Notes payable ...............................        725,713      1,028,733
    Customer deposit ............................              0         10,000
    Due to officers .............................         92,042        152,223
    Due to shareholders .........................         34,457              0
    Advances for lease bank .....................        260,500        360,500
    Site restoration costs payable ..............          6,418          6,418
                                                    ------------    -----------
        Total Current Liabilities ...............      7,037,757      3,045,760
Long -Term Liabilities:
    Long- term debt .............................     13,447,826      4,860,123
                                                    ------------    -----------
        Total  Liabilities ......................     20,485,583      7,905,883

Stockholders' Equity:
    Preferred Stock (287,500 shares issued) .....      2,875,000              0
    Common stock (15,000,000  shares authorized;
     10,860,788 shares issued and outstanding
       @ 9/30/97 and 4,953,288 shares issued
       and outstanding @ 12/31/96)...............      2,178,227        990,657


    Additional paid in capital ..................      7,867,735      3,924,345
    Accumulated deficit .........................     (6,741,423)    (5,816,609)
                                                    ------------    -----------
        Total Stockholders' Equity ..............      6,179,539       (901,607)
                                                    ------------    -----------
            Total Liabilities and
Stockholders' Equity ............................   $ 26,665,122    $ 7,004,276
                                                    ============    ===========
* CONDENSED FROM AUDITED FINANCIAL STATEMENTS

                                GEOKINETICS INC.
                        Condensed Statement of Operations

                                 Three Months Ended         Nine Months Ended
                                    September 30               September 30
                                    (unaudited)                (unaudited)
                                 -----------------------   -------------------------
                                    1997         1996          1997         1996
                                 ----------    ----------   -----------  ------------
Revenues:
    Oil and gas sales ........   $    117,872    $   156,903    $    342,219    $   413,488

    Operating fees ...........         57,444         59,893         174,099        191,710
    Gain (Loss) on sale of
      assets .................              0        (57,913)        (73,441)       (57,913)
    Seismic ..................      3,015,635              0       3,015,635              0
                                 ------------    -----------    ------------    -----------
        Total Revenues .......      3,190,951        158,883       3,458,512        547,285

Expenses:
    General and administrative   $    975,539    $   262,590    $  1,453,590    $ 1,075,626

    Lease operating expenses .         61,701         72,928         175,581        233,301
    Seismic operating expenses      1,989,565              0       1,989,565              0
    Depletion, depreciation and
      amortization.............       369,943         21,790         410,444         66,474
                                 ------------    -----------    ------------    -----------


        Total Expenses .......      3,396,748        357,308       4,029,180      1,375,401
                                 ------------    -----------    ------------    -----------

Loss from operations .........   $   (205,797)   $  (198,425)   $   (570,668)   $  (828,116)

Other Income:
     Interest income .........         31,871          1,716          32,041         10,365
     Interest expense ........       (392,538)      (164,243)       (761,187)      (413,756)
                                 ------------    -----------    ------------    -----------
Total Other Income (Expense)..       (360,667)      (162,527)       (729,146)      (403,391)

Income (Loss) before provision
  for income tax .............   $   (566,464)   $  (360,952)   $ (1,299,814)   $(1,231.507)


Provision for income tax .....       (150,000)             0        (375,000)             0
                                 ------------    -----------    ------------    -----------

    Total income tax .........       (150,000)             0        (375,000)             0
                                 ------------    -----------    ------------    -----------

Net Income (Loss) ............   $   (416,464)   $  (360,952)   $   (924,814)   $(1,231,507)
                                 ============    ===========    ============    ===========
Earnings (Loss) per share ....   $      (0.04)   $     (0.07)   $      (0.09)   $     (0.25)
                                 ============    ===========    ============    ===========

Weighted average common shares
   and equivalents outstanding     10,860,788      4,953,288      10,860,788      4,953,288
                                 ============    ===========    ============    ===========

                             GEOKINETICS INC.
                    Condensed Statements of Cash Flows

                                                    Three Months Ended
                                                       September 30
                                                        (unaudited)
                                                 --------------------------
                                                   1997            1996
                                                 ----------      ----------
Cash flows from operating activities:
    Cash received from customers                 $2,385,352      $246,001
    Interest and dividends received                  31,871         1,969
    Cash paid to suppliers and employees        (3,810,558)      (265,390)
    Interest paid                                 (411,756)      (161,467)
                                                 ----------      ----------

        Net cash provided (used) by operating
activities                                      (1,805,091)      (178,887)
                                                 ----------      ----------

Cash flows from investing activities:
    Cash payments for purchase of property and
equipment                                       (4,042,378)       (40,122)
    Cash proceeds for redemption of certificate
of deposit                                               0         79,639
    Cash payment for escrow deposit-property
investment                                               0       (320,968)
                                                 ----------      ----------

        Net cash provided (used) by investing
activities                                      (4,042,378)      (281,451)
                                                 ----------      ----------

Cash flows from financing activities:
    Lease bank payments                           (655,593)         2,500
    Proceeds from issuance of stock, net         6,481,160              0

    Proceeds from long-term debt                 3,292,427         65,000
    Principal payments on long-term debt          (520,487)       (75,918)
    Principal payments on short-term debt         (939,453)             0
    Payments on amounts due officers               (31,130)             0
                                               ----------      ----------

        Net cash provided (used) by financing
activities                                      7,628,584          (8,418)
                                                ----------      ----------


Net increase (decrease) in cash                 1,779,455        (468,756)

Cash, beginning of period                         268,805         527,064
Cash deficit from acquired subsidiary             (18,404)              0
                                                 ----------      ----------


Cash, end of period                            $2,029,856          $58,308
                                               ==========       ==========

 NOTES TO INTERIM FINANCIAL STATEMENTS


1.    METHOD OF PRESENTATION.

      The interim financial statements contained herein have been prepared in accordance with the instructions to Form 10-QSB and include all adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position and results of operations for the interim period reported. The financial statements are condensed and should be read in conjunction with the financial statements and related notes included in the Registrant's Form 10-KSB filed with the Securities Exchange Commission for the fiscal year ended December 31, 1996. A summary of accounting policies and other significant information is included therein.


2.    LONG TERM DEBT

      At September 30, 1997, the Company's long-term debt was valued at $17,093,649 including $3,645,823 which represents current maturities. Long-term debt consists primarily of (i) a note to a financial institution, bearing interest at prime plus 1 1/2%, totaling $4,523,698, (ii) a note to Input/Output, Inc., bearing interest at 12%, totaling $8,874,778, representing indebtedness incurred by Signature Geophysical Services, Inc. to acquire geophysical acquisition equipment and (iii) a note to Input/Output, Inc., bearing interest at 10%, totaling $3,292,426, representing indebtedness incurred by Quantum Geophysical, Inc. to acquire geophysical acquisition equipment.

                               GEOKINETICS INC.
                  Pro Forma Financial Statement Information


ACQUISITIONS

      On July 18, 1997, the Company completed the acquisition of Signature Geophysical Services, Inc. (SGS) pursuant to the terms of a Stock Purchase Agreement, whereby the Company acquired 500 shares of the outstanding common stock of SGS in exchange for 400,000 shares of the Company's common stock. SGS is engaged in the business of conducting 2-D and 3-D seismic surveys of oil and gas properties, focusing on the Permian Basin and the U.S. Gulf Coast, with special emphasis on coastal swamp work.

      The acquisition has been accounted for as a purchase and the results of operations of SGS are included in the consolidated financial statements from the date of acquisition, July 18, 1997, for the third quarter of 1997. The following represents the unaudited pro forma results of operations as if the acquisition had occurred at the beginning of the third quarter, and therefore includes the results of operations for SGS during the period July 1, 1997, through July 18, 1997. In addition to combining the historical results of operations of the two companies, the pro forma calculations include amortization of goodwill. The excess of cost over the fair value of net assets acquired of $1,974,301 is being amortized on a straight-line basis over 40 years.



                                GEOKINETICS INC.

                        QUARTER ENDED SEPTEMBER 30, 1997


                                               Signature
                         Geokinetics           Geophysical
                            Inc.              SERVICES, INC.  ADJUSTMENTS   COMBINED
                         -----------         ---------------  -----------   ---------
Revenues                 $ 3,190,951  $          912,800               0   4,103,751
General and
Administrative             (975,539)            (96,304)               0  (1,071,843)
Lease Operating
Expenses                    (61,701)                   0               0     (61,701)
Amortization,
Depreciation and
Depletion Expense          (369,943)            (82,776)         (2,056)    (454,775)
Seismic Operations       (1,989,565)           (731,050)               0  (2,720,615)
Interest Income               31,871                  0                0      31,871
Interest Expense           (392,538)            (56,520)               0    (449,058)
Income tax (expense)
benefit                     150,000              14,700                0     164,700
                           ---------            --------         -------    ---------
NET INCOME (LOSS)         $(416,464)           $(39,150)        $(2,056)   $(457,670)
                           =========            ========         =======    =========

Income (loss) per share     $ (0.04)                                        $  (0.04)



Weighted average common
shares and equivalents
outstanding              10,860,788                                       10,860,788


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      At September 30, 1997, the Company's financial position reflects (i) the Company's ongoing oil and gas operations, (ii) the continuous start-up costs relating to the seismic operations to be conducted by Quantum Geophysical, Inc., and (iii) the seismic survey operations being conducted by Signature Geophysical Services, Inc. The Company expects seismic survey operations in Quantum Geophysical, Inc. to commence on or about October 1, 1997. On July 18, 1997, the Company completed the acquisition of 100% of the issued and outstanding capital stock of Signature Geophysical Services, Inc., a Houston based provider of 3-D geophysical surveys for the oil and gas industry. The financial requirements of the oil and gas business as well as the start-up and acquisition costs incurred in diversifying the Company's business activities continues to require the Company to utilize a substantial portion of its current assets and incur additional indebtedness in order to acquire additional operating assets. As a result, on July 18, 1997, the company completed a private placement of both its common and preferred stock. The Company received $5,500,000 in cash and the exchange of other indebtedness in the principal amount of $500,000. On July 24, 1997, the company completed an additional private placement of its preferred stock with the same investment group. The Company received proceeds of $1,000,000 in cash from this transaction.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

                  None

      (b)   Reports on Form 8-K

            During the quarter ended September 30, 1997, the Company filed a Form 8-K dated July 18, 1997 relating to:

               1. A change in control of the Registrant, whereby the Blackhawk
                  Group acquired (i) 5,500,000 newly issued shares of Registrant's Common Stock, (ii) 187,500 newly issued shares of Registrant's Series A Preferred Stock, (iii) Shadow Warrants to purchase up to an additional 7,104,103 shares of Common Stock, and (iv) 100,000 shares of Registrant's Series B Preferred Stock.

               2. On July 18, 1997, the Registrant acquired all of the
                  outstanding stock of Signature Geophysical Services, Inc.

               3. On July 18, 1997 certain changes in the directors and officers of Registrant took place.

                                  SIGNATURE


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          GEOKINETICS INC.
                                          (Registrant)


Date:  November 14, 1997                        ___________________________
                                          Jay D. Haber
                                          Chairman and Chief Executive Officer


                                          ---------------------------
                                          Thomas J. Concannon
                                          Vice President and Chief Financial
Officer