Form 10KSB
period 1997-12-31
GEOKINETICS INC
filed 1998-03-31
CIK 314606

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

    |X|                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

                          Common Stock, $.01 par value

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

        Issuer's revenues for its most recent fiscal year were $9,647,931.

        As of December 31, 1997, 16,589,483 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately [$_________________] based on the last reported sales price of such stock on that date.

        ITEMS OMITTED: Items 1, 2 and 6 of Form 10-KSB are omitted and will be filed as an amendment hereto on or before April 15, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Documents incorporated by reference: Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 1998, are incorporated by reference into Part III of this Form 10-KSB.

                                GEOKINETICS INC.

                                   FORM 10-KSB

                          YEAR ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS

                                                                                           PAGE

                                     PART I
        Item 3.  Legal Proceedings...........................................................1
        Item 4.  Submission of Matters to a Vote of Security Holders.........................1

                                     PART II

        Item 5.  Market for Common Equity and Related Stockholder Matters....................2
        Item 7.  Financial Statements........................................................2
        Item 8.  Changes in and Disagreements with Accountants on Accounting and

               Financial Disclosure..........................................................2

                                    PART III

        Item 13.  Exhibits and Reports on Form 8-K...........................................3

                                     PART I

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The following matters were submitted to a vote of the stockholders of the Company during the 1997 Annual Meeting of Stockholders held on November 20, 1997:

        1. The amendment to the Company's 1995 Stock Option Plan was approved by the stockholders of the Company; the number of votes "for" was 12,350,757, the number of votes "against" was 1,550 and the number of votes abstaining was 800.

        2. The Company's 1997 Stock Awards Plan was approved by the stockholders of the Company; the number of votes "for" was 12,313,784, the number of votes "against" was 38,523 and the number of votes abstaining was 800.

        3. The amendment to the Company's Certificate of Incorporation (i) increasing the number of authorized shares of the Company's Common Stock from 15,000,000 to 100,000,000 shares and (ii) changing the par value of the Company's Common Stock from $.20 to $.01 par value per share, was approved by the stockholders of the Company; the number of votes "for" was 12,315,184, the number of votes "against" was 37,423 and the number of votes abstaining was 500.

        4. The ratification of the appointment of Tsakopulos, Brown, Schott & Anchors as the Company's independent public accountants was approved by the stockholders of the Company; the number of votes "for" was 12,352,807, the number of votes "against" was 0 and the number of votes abstaining was 300.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company's Common Stock, $.01 par value per share (the "Common Stock"), is traded in the "pink sheets" of various NASD broker-dealers under the trading symbol GEOK. As of December 31, 1997, the Company had 376 stockholders of record.

        The following table sets forth the range of high and low bid and asked prices for the Common Stock during the Company's last two fiscal years as reported by the National Association of Security Dealers. These quotations reflect prices between dealers, without adjustment for retail markups, markdowns or commissions, and may not necessarily reflect actual transactions.

                                                 Bid                  Ask
                                            LOW        HIGH      LOW       HIGH
                                            ---        ----      ---       ----
Fiscal 1996 (ended 12/31/96)

  1st quarter ........................          1      3 1/8     1 1/2     3 3/4
  2nd quarter ........................      1 1/8      2 5/8     1 3/8     3 1/8
  3rd quarter ........................        3/4      2 1/4    1 1/16     2 5/8
  4th quarter ........................        1/2      2 1/8       3/4     2 1/2

Fiscal 1997 (ended 12/31/97)

  1st quarter ........................      13/16      1 1/4     29/32    1 9/16
  2nd quarter ........................      21/32     1 5/16     31/32     1 3/4
  3rd quarter ........................      21/32      6 1/4    1 3/32     6 1/2
  4th quarter ........................    3 15/32      5 3/8     3 3/4   5 11/16

---------------

        The Company has not paid any dividends to holders of Common Stock during its last two fiscal years and does not anticipate paying any such dividends in the foreseeable future.

ITEM 7.  FINANCIAL STATEMENTS.

        See page F-0 for Index to Financial Statements.

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

        3.3 Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on July 14, 1997.

        3.4 Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on November 24, 1997.

        3.5 Bylaws of the Company. Reference is made to Exhibit 3(b) to Amendment No. 1 to the Company's Registration Statement on Form S-3, filed with the Securities and Exchange Commission on March 25, 1980.

        3.6    Amended and Restated Bylaws of the Company.

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

        10.5 Employment Agreement dated as of July 15, 1997 between the Company and Lynn A. Turner.

        10.6 Employment Agreement dated as of July 15, 1997 between the Company and Michael A. Dunn.

        10.7 Employment Agreement dated as of July 15, 1998 between the Company and Thomas J. Concannon.

        10.8 Lease Agreement dated April 29, 1988, between Marathon Oil Company and Lexington Oil Co., Inc. concerning office space leased in Houston, Texas. Reference is made to Exhibit 10.2 to Form 10-KSB filed with the Securities and Exchange Commission on May 19, 1995.

        10.9 Post-Closing Adjustment Agreement dated as of August 31, 1995 between the Company, Jay D. Haber and Michael Hale. Reference is made to Exhibit 10.7 to Form 10-KSB filed with the Securities and Exchange Commission on April 24, 1996.

        22     Following is a list of the Company's Subsidiaries:

                                     OTHER NAME UNDER
                                     WHICH SUBSIDIARY        JURISDICTION OF
NAME OF SUBSIDIARY                  CONDUCTS BUSINESS         INCORPORATION

HOC Operating Co., Inc.                    None                   Texas
(formerly HOC Acquisition Corp.)

Geokinetics Production Co., Inc.           None                   Texas
(formerly HLX Acquisition Corp.)

Quantum Geophysical Services, Inc.         None                   Texas
(formerly Quantum Geophysical, Inc.)

Geoscience Software Solutions, Inc.        None                   Texas

 Quantum Geophysical, Inc.                 None                   Texas

Following is a list of the subsidiaries of Quantum Geophysical, Inc.:

                                     Other Name Under
                                     Which Subsidiary        Jurisdiction of
NAME OF SUBSIDIARY                  CONDUCTS BUSINESS         INCORPORATION

Signature Geophysical, Inc.                None                  Michigan
 Reliable Exploration, Incorporated        None                  Montana

* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

(B) REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF THE PERIOD COVERED BY THIS FORM 10-KSB.

               None

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GEOKINETICS INC.

Date:   March 31, 1998              By: Jay D. Haber
                                        Chief Executive Officer
                                       (Principal Executive Officer)

                                    By: Paul Miles
                                        (Controller)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities* and on the dates indicated:

SIGNATURE                       TITLE                          DATE

/s/ Jay D. Haber                Director and Chief             March 31, 1998
Jay D. Haber                    Executive Officer

/s/ Thomas J. Concannon         Vice President and             March 31, 1998
Thomas J. Concannon             Chief Financial Officer

/s/ Steven A. Webster           Director                       March 31 , 1998
Steven A. Webster

/s/ William R. Ziegler          Director                       March 31, 1998
William R. Ziegler


/s/ Christopher M. Harte        Director                       March 31, 1998
Christopher M. Harte

                                INDEX TO EXHIBITS
EXHIBIT
NUMBER                            DESCRIPTION

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

        3.3 Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on July 14, 1997.

        3.4 Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on November 24, 1997.

        3.5 Bylaws of the Company. Reference is made to Exhibit 3(b) to Amendment No. 1 to the Company's Registration Statement on Form S-3, filed with the Securities and Exchange Commission on March 25, 1980.

        3.6    Amended and Restated Bylaws of the Company.

        8.1 Tax Opinion of David E. Hammer, P.C. concerning the deductibility of the Company's net operating loss carryforwards following the Company's acquisition of certain oil and gas properties effective August 1, 1994. Reference is made to Exhibit 8.1 to Form 10-KSB filed with the Securities and Exchange Commission on May 19, 1995.

        10.5 Agreement and Plan of Merger dated as of August 1, 1994, between the Company, HOC Acquisition Corp., HLX Acquisition Corp., HOC Operating Co., Inc., Hale Exploration Corporation, Jay D. Haber, and Michael Hale. Reference is made to Exhibit 1 to Form 8-K filed with the Securities and Exchange Commission on August 15, 1994.

        10.6 Four common stock warrants issued to Wm. H. Murphy & Co., Inc., entitling the holder to purchase an aggregate of 443,492 shares of the Company's common stock par value $.20 per share, for purchase prices ranging from $1.00 to $1.75 per share. Reference is made to Exhibit 10.2 to Form 10-KSB filed with the Securities and Exchange Commission on May 19, 1995.

        10.7 Employment Agreement dated as of August 1, 1994 between the Company and Jay D. Haber. Reference is made to Exhibit 10.2 to Form 10-KSB filed with the Securities and Exchange Commission on May 19, 1995.

        10.8 Employment Agreement dated as of August 1, 1994 between the Company and Michael Hale. Reference is made to Exhibit 10.2 to Form 10-KSB filed with the Securities and Exchange Commission on May 19, 1995.

        10.5 Employment Agreement dated as of July 15, 1997 between the Company and Lynn A. Turner.

        10.6 Employment Agreement dated as of July 15, 1997 between the Company and Michael A. Dunn.

        10.7 Employment Agreement dated as of July 15, 1998 between the Company and Thomas J. Concannon.

        10.8 Lease Agreement dated April 29, 1988, between Marathon Oil Company and Lexington Oil Co., Inc. concerning office space leased in Houston, Texas. Reference is made to Exhibit 10.2 to Form 10-KSB filed with the Securities and Exchange Commission on May 19, 1995.

        10.9 Post-Closing Adjustment Agreement dated as of August 31, 1995 between the Company, Jay D. Haber and Michael Hale. Reference is made to Exhibit 10.7 to Form 10-KSB filed with the Securities and Exchange Commission on April 24, 1996.

                        GEOKINETICS INC. AND SUBSIDIARIES

                               ANNUAL CONSOLIDATED
                              FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

                                TABLE OF CONTENTS

                        GEOKINETICS INC. AND SUBSIDIARIES
                           DECEMBER 31, 1997 AND 1996




INDEPENDENT AUDITORS' REPORT...............................................F-1

CONSOLIDATED FINANCIAL STATEMENTS

        CONSOLIDATED BALANCE SHEETS........................................F-2

        CONSOLIDATED STATEMENTS OF OPERATIONS..............................F-4

        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)..........F-5

        CONSOLIDATED STATEMENTS OF CASH FLOWS..............................F-6

        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.....................F-7

                          INDEPENDENT AUDITORS' REPORT

March 7, 1998

To the Board of Directors and Stockholders
Geokinetics Inc. and subsidiaries

        We have audited the accompanying consolidated balance sheets of Geokinetics Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Geokinetics Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                               Tsakopulos Brown Schott & Anchors

                           CONSOLIDATED BALANCE SHEETS

                        GEOKINETICS INC. AND SUBSIDIARIES

                                     ASSETS

                                                      December 31,  December 31,
                                                          1997         1996
                                                      ------------  ------------
CURRENT ASSETS

  Cash ............................................... $ 2,212,681  $  413,935
  Accounts receivable - trade ........................   3,654,829     199,150
  Accounts receivable - officers and employees .......     182,480        --
  Work in progress ...................................     380,925        --
  Oil and gas leases held for resale .................        --       597,822
  Prepaid expenses ...................................     367,687      13,347
  Accrued interest ...................................      11,221        --
                                                       -----------  ----------
      Total Current Assets ...........................   6,809,823   1,224,254

PROPERTY AND EQUIPMENT, net ..........................  17,314,325   3,881,648

OTHER ASSETS

  Deferred loan cost .................................      60,316      76,317
  Deferred tax asset .................................   2,292,430   1,620,000
  Restricted investments .............................      71,700      21,700
  Deposits ...........................................       4,776     180,357
  Goodwill and other intangibles, net of $87,614
      amortization ...................................   1,949,626        --
                                                       -----------  ----------
      Total Other Assets .............................   4,378,848   1,898,374
                                                       -----------  ----------
           TOTAL ASSETS .............................. $28,502,996  $7,004,276
                                                       ===========  ==========

        The Accompanying Notes Are an Integral Part of These Consolidated
                              Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                        GEOKINETICS INC. AND SUBSIDIARIES

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                         December 31,   December 31,
                                                             1997          1996
                                                         ------------   -----------
CURRENT LIABILITIES
  Current maturities of long-term debt ................  $  3,463,660   $   331,825
  Accounts payable - trade ............................     2,282,037       721,535
  Accrued liabilities .................................     1,049,119       434,526
  Customer deposits ...................................          --          10,000
  Notes payable .......................................       896,686     1,028,733
  Due to officers and shareholders ....................       164,206       152,223
  Advances for lease bank .............................       260,500       360,500
  Site restoration costs payable ......................         6,418         6,418
                                                         ------------   -----------
      Total Current Liabilities .......................     8,122,626     3,045,760

LONG-TERM LIABILITIES

  Long-term debt, net of current maturities ...........    12,129,420     4,860,123
                                                         ------------   -----------
           TOTAL LIABILITIES ..........................    20,252,046     7,905,883

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, Series B, $10 par value, 100,000
      shares authorized, issued and outstanding
      at December 31, 1997, automatically convertible
      into 1,333,333 shares
      common stock on January 1, 1998 .................     1,000,000          --

  Common stock, $.01 par value, 100,000,000 shares
      authorized, 16,589,483 shares outstanding at
      December 31, 1997, and $.20 par value, 15,000,000
      shares authorized, 4,953,288 outstanding at
      December 31, 1996 ...............................       165,985       990,657
  Additional paid-in capital ..........................    14,017,394     3,924,345
  Retained deficit ....................................    (6,932,429)   (5,816,609)
                                                         ------------   -----------
           TOTAL STOCKHOLDERS'
               EQUITY (DEFICIT) .......................     8,250,950      (901,607)
                                                         ------------   -----------
           TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY (DEFICIT) .........  $ 28,502,996    $7,004,276
                                                         ============   ===========

        The Accompanying Notes Are an Integral Part of These Consolidated
                              Financial Statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        GEOKINETICS INC. AND SUBSIDIARIES

                                                                For the Years Ended
                                                                   December 31,
                                                            --------------------------
                                                               1997           1996
                                                            -----------   ------------
REVENUES
  Seismic revenue ........................................  $ 8,848,842   $      --
  Oil and gas sales ......................................      431,533       560,481
  Operator overhead fees .................................      242,556       248,358
  Sale of oil and gas leases .............................      125,000         4,011
                                                            -----------   -----------
      Total Revenues .....................................    9,647,931       812,850

EXPENSES
  Seismic operating expenses .............................    5,563,525          --
  General and administrative .............................    2,441,581     1,297,474
  Depletion, depreciation and amortization ...............    1,207,812        91,608
  Lease abandonments .....................................      364,481         1,450
  Lease operating expenses ...............................      248,686       288,992
  Cost of oil and gas leases sold ........................      168,735        61,924
  Non-recovery of advances ...............................         --         494,460
  Pre-operating expenses .................................         --         327,580
  Impairment of equipment and vehicles ...................         --         224,451
  Delay rentals ..........................................         --          22,086
                                                            -----------   -----------
      Total Expenses .....................................    9,994,820     2,810,025
                                                            -----------   -----------
           Loss from Operations ..........................     (346,889)   (1,997,175)

OTHER INCOME (EXPENSE)

  Interest income ........................................       66,309        10,545
  Interest expense .......................................   (1,210,240)     (606,187)
                                                            -----------   -----------
      Total Other Income (Expense) .......................   (1,143,931)     (595,642)
                                                            -----------   -----------
           Net Loss Before Income Tax Expense ............   (1,490,820)   (2,592,817)
                                                            ===========   ===========
INCOME TAX BENEFIT

  Deferred income tax benefit ............................      375,000       820,000
                                                            -----------   -----------
NET LOSS .................................................  $(1,115,820)  $(1,772,817)
                                                            ===========   ===========
Loss per common share ....................................  $      (.14)  $     (0.36)
                                                            ===========   ===========

Weighted average common shares and equivalents outstanding  $ 8,091,336   $ 4,949,635
                                                            ===========   ===========

        The Accompanying Notes Are an Integral Part of These Consolidated
                              Financial Statements

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                        GEOKINETICS INC. AND SUBSIDIARIES

                                                                                        Stockholders' Equity (Deficit)
                                                                  ------------------------------------------------------------------
                                      Preferred       Common      Preferred      Common       Additional    Accumulated
                                     Shares Issued  Shares Issued   Stock        Stock      Paid In Capital   Deficit        Total
                                    --------------- ------------- ------------ ----------- ---------------- ------------- ----------
Balance at January 1, 1996 ...........      --      4,869,955  $      --     $   973,991   $  3,815,179   $(4,043,792)  $   745,378

Net Loss .............................      --           --           --            --             --      (1,772,817)   (1,772,817)
Private placement offering ...........      --         83,333         --          16,666        109,166          --         125,832
                                        --------   ----------  -----------   -----------   ------------   -----------   -----------
Balance at December 31, 1996 .........      --      4,953,288         --         990,657      3,924,345    (5,816,609)     (901,607)

Net Loss .............................      --           --           --            --             --      (1,115,820)   (1,115,820)
Private placement offerings:
     July 18, 1997 ...................   187,500    5,500,000    1,875,000     1,100,000      3,025,000          --       6,000,000
     July 24, 1997 ...................   100,000         --      1,000,000          --             --            --       1,000,000
Costs of placements ..................      --           --           --            --          (80,728)         --         (80,728)
Employee stock options ...............      --          7,500         --           1,500          7,953          --           9,453
Acquisition of Signature
     Geophysical, Inc. ...............      --        400,000         --          80,000        944,800          --       1,024,800
Exercise of warrants .................      --      1,732,139         --         132,834      2,182,756          --       2,315,590
Exercise of non-cash warrants ........      --      1,505,556         --          15,056        (15,056)         --            --
Purchase of warrants .................      --           --           --            --             (738)         --            (738)
Reduction of common par
     value ...........................      --           --           --      (2,179,062)     2,179,062          --            --
Conversion of Series A
     Preferred Stock .................  (187,500)   2,500,000   (1,875,000)       25,000      1,850,000          --            --
                                        --------   ----------  -----------   -----------   ------------   -----------   -----------
Balance at December 31, 1997 .........   100,000   16,598,483  $ 1,000,000   $   165,985   $ 14,017,394   $(6,932,429)  $ 8,250,950
                                        ========   ==========  ===========   ===========   ============   ===========   ===========

        The Accompanying Notes Are an Integral Part of These Consolidated
                              Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        GEOKINETICS INC. AND SUBSIDIARIES

                                                                                        FOR THE YEARS ENDED
                                                                                            DECEMBER 31,
                                                                                     -------------------------
                                                                                        1997          1996
                                                                                     -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
        INFLOWS
               CASH RECEIVED FROM CUSTOMERS .......................................  $ 6,567,888   $   879,059
               CASH RECEIVED FROM SALE OF LEASES ..................................      125,000         4,011
               INTEREST AND DIVIDENDS RECEIVED ....................................       55,088        10,798
                                                                                     -----------   -----------
                                                                                       6,747,976       893,868
        OUTFLOWS
               CASH PAID TO SUPPLIERS AND EMPLOYEES ...............................    8,607,458     2,349,037
               CASH PAID FOR OIL AND GAS LEASES ...................................       16,115       101,080
               INTEREST PAID ......................................................    1,224,910       472,588
               CASH PAID FOR SITE RESTORATION COSTS ...............................         --          29,767
                                                                                     -----------   -----------
                                                                                       9,848,483     2,952,472
                                                                                     -----------   -----------
                      NET CASH USED BY OPERATING ACTIVITIES .......................   (3,100,507)   (2,058,604)

CASH FLOWS FROM INVESTING ACTIVITIES
        INFLOWS
               REDEMPTION OF CERTIFICATE OF DEPOSIT ...............................         --          79,639

        OUTFLOWS
               CASH PAYMENTS FOR THE PURCHASE OF PROPERTY .........................      904,725     3,255,773
               PURCHASE OF CERTIFICATE OF DEPOSIT .................................       50,000          --
                                                                                     -----------   -----------
                                                                                         954,725     3,255,773
                                                                                     -----------   -----------
                      NET CASH USED BY INVESTING ACTIVITIES .......................     (954,725)   (3,176,134)

CASH FLOWS FROM FINANCING ACTIVITIES
        INFLOWS
               PROCEEDS FROM LONG-TERM DEBT .......................................         --       5,000,000
               PROCEEDS FROM SHORT-TERM DEBT ......................................      500,000       798,732
               PROCEEDS FROM PRIVATE PLACEMENT OFFERING, NET OF STOCK ISSUE
                      COSTS OF $80,728 ............................................    5,419,272       125,833
               PROCEEDS FROM EXERCISE OF WARRANTS .................................    1,899,661
               PROCEEDS FROM EXERCISE OF OPTIONS ..................................        9,453
               ADVANCES FROM OFFICERS .............................................         --          15,501
               PROCEEDS FROM ISSUANCE OF SERIES B PREFERRED STOCK .................    1,000,000          --
                                                                                     -----------   -----------
                                                                                       8,828,386     5,940,066
        OUTFLOWS
               PAYMENTS ON LONG-TERM DEBT .........................................    2,036,589       228,298
               PAYMENTS ON SHORT-TERM DEBT ........................................      778,104          --
               PAYMENTS TO OFFICERS ...............................................      159,715          --
               PAYMENT OF LOAN FEE ................................................         --          80,000
                                                                                     -----------   -----------
                                                                                       2,974,408       308,298
                                                                                     -----------   -----------
                      NET CASH PROVIDED BY FINANCING ACTIVITIES ...................    5,853,978     5,631,768
                                                                                     -----------   -----------
NET INCREASE IN CASH ..............................................................    1,798,746       397,030

CASH, BEGINNING OF YEAR ...........................................................      413,935        16,905
                                                                                     -----------   -----------
CASH, END OF YEAR .................................................................  $ 2,212,681   $   413,935
                                                                                     ===========   ===========

        The Accompanying Notes Are an Integral Part of These Consolidated
                              Financial Statements

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                        GEOKINETICS INC. AND SUBSIDARIES
                           DECEMBER 31, 1997 AND 1996

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        NATURE OF THE ORGANIZATION

        Geokinetics Inc., a Delaware corporation, (the Company) is based in Houston, Texas. The Company has repositioned itself from an oil and gas exploration and production company into a technologically advanced provider of three dimensional ("3-D") seismic acquisition services to the U.S. land-based oil and gas industry. Through equipment purchases and acquisition of other companies, the Company currently operates four seismic crews in the Rocky Mountain region and on the Gulf Coast.

        PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of Geokinetics Inc. and its wholly-owned subsidiaries, HOC Operating Co., Inc. (HOC), Geokinetics Production Co., Inc. (GPCI), Quantum Geophysical, Inc. (Quantum), Quantum Geophysical Services, Inc. (QGS) and Signature Geophysical Services, Inc. (Signature). All inter-company items and transactions have been eliminated in the consolidation.

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

NOTES TO THE CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        WORK IN PROGRESS

        In order to properly match revenue and expenses, the Company records amounts due from customers but not invoiced at the end of each accounting period, based upon the contractual agreement in effect with each customer for services. These calculations are based upon daily progress reports provided by field supervisors.

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

        The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs and costs of carrying and retaining unproved properties are expensed.

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

        On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion and amortization are eliminated from the property accounts and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion and amortization with a resulting gain or loss recognized in income.

        On the sale of an interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually.

NOTES TO THE CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        DEFERRED LOAN COST

        The deferred loan cost is the unamortized balance of bank fees that were incurred to obtain long-term financing with a guaranty from the Farmers Home Administration. These costs are amortized over the life of the term loan using the effective interest rate method. The amortized amount for the years ended December 31, 1997 and 1996 was $16,000 and $3,684, respectively.

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

        CASH EQUIVALENTS

        For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 1997 and 1996, respectively.

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

        A valuation allowance account is maintained to estimate the amount of net operating loss carryforwards and tax credit carryforwards which the Company may not be able to use as a result of the expiration of maximum carryover periods allowed under Internal Revenue tax codes.

NOTES TO THE CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        IMPAIRMENT OF LONG-LIVED ASSETS

        The Company follows Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Statement established accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets. There was no material effect on the consolidated financial statements from the adoption because the Company's prior impairment recognition practice was consistent with the major provisions of the Statement. Under provisions of the Statement, impairment losses are recognized when expected future cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property and equipment and intangibles in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company adjusts the net book value of the underlying assets if the sum of expected future cash flows is less than book value.

        PRE-OPERATING COSTS

        It is the Company's policy to expense non-recoverable pre-operating costs as they are incurred.

        LOSS PER COMMON SHARE

        Loss per common share is computed based on the weighted average number of common shares outstanding during the respective years. Stock warrants and common stock subscribed have not been included in the calculation as their effect would be antidilutive.

NOTES TO THE CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 2.  PROPERTY AND EQUIPMENT

         A summary of property and equipment follows:

                                                     December 31,   December 31,
                                                         1997           1996
                                                     -----------     ----------
Field operating equipment .........................  $18,383,515     $2,669,169
Proved oil and gas properties .....................      919,285      1,032,509
Vehicles ..........................................      377,043        253,025
Buildings .........................................      128,106        128,106
Furniture and equipment ...........................       80,186         26,854
                                                     -----------     ----------
                                                      19,888,135      4,109,663
Less accumulated depletion, depreciation and
        amortization ..............................    2,597,260        251,465
                                                     -----------     ----------
                                                      17,290,875      3,858,198
Land ..............................................       23,450         23,450
                                                     -----------     ----------
               Net Property and Equipment .........  $17,314,325     $3,881,648
                                                     ===========     ==========

NOTE 3.  ACCRUED LIABILITIES

         A summary of accrued liabilities follows:

                                               December 31,   December 31,
                                                    1997          1996
                                               -----------    ----------

Sales tax payable ...........................  $   398,656    $     --
Royalties payable ...........................      270,205       245,685
Accrued payroll .............................      158,736          --
Accrued interest payable ....................      142,868       157,538
Payroll taxes payable .......................       78,654        21,718
Other .......................................         --           9,585
                                               -----------    ----------
                                               $ 1,049,119    $  434,526
                                               ===========    ==========

NOTES TO THE CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 4.  NOTES PAYABLE

         A summary of notes payable follows:

                                                                 December 31,         December 31,
                                                                     1997                 1996
                                                                 ------------         ------------
Note representing an amount due under the - terms of
        an agreement for payment of funds in settlement
        of a claim, dated May 7, 1997, with no interest,
        payable directly out of funds to be received by
        an operating subsidiary in the performance of
        seismic data acquisition services
        under an existing contract with a customer                 $  472,000          $       --

Notes representing financing of insurance
        premiums for operating subsidiaries over
        periods of nine to eleven months at
        interest rates varying from 6.67% to
        6.9% final payment due November 14,
        1998                                                          313,370                  --

Notes representing refinancing arrangements
        with certain suppliers of an operating
        subsidiary for accounts payable invoices
        outstanding beyond normal industry
        payment terms                                                  86,316                  --

Note in default dated December 18, 1990 due
        December 1, 1992 payable to unrelated
        corporation with interest accruing at
        10% per annum; secured by certain oil
        and gas leases                                                 25,000               25,000

Note    to an unrelated corporation dated
        January 8, 1996 with principal and
        interest at 10% (18% default rate)
        originally due February 5, 1996; after
        default, note was extended to July 31,
        1996 and then to October 1, 1997;
        secured by certain oil
        and gas leases                                                    --               306,708

NOTES TO THE CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 4. NOTES PAYABLE (CONTINUED)

                                                        December 31,            December 31,
                                                            1997                    1996
                                                   --------------------    ---------------------
Notes representing refinancing of defaulted                                              697,025
      lease bank notes; dated March 31, 1997 with
      interest at 4% plus prime due monthly and
      principal and unpaid accrued interest due on
      June 30, 1997; secured by certain oil and
      gas leases                                   $             --        $
                                                   --------------------    ---------------------
                                                   $            896,686    $           1,028,733
                                                   ====================    =====================

NOTE 5. LEASE BANK

        The Company has a revolving credit facility to provide funds to acquire, package and sell oil and gas properties. Total borrowings under this facility (Lease Bank) are guaranteed by the Company and may not exceed $1,200,000. Funds are provided from individual investors. Notes issued under this agreement are payable upon demand one year from the date of the individual notes. If there is no demand, the notes automatically renew on a quarterly basis. In no event will the notes extend beyond December 31, 1999. Interest is payable quarterly based on the prime rate as of the first day of each quarter plus 4.0%. In addition to interest, the depositors will receive either (a) a proportionate share of a .25% after prospect payout overriding royalty interest in prospects acquired through the Lease Bank and sold by the Company or (b) a common stock purchase warrant for each full year of deposit numerically equal to the amount of deposit with a purchase price per share equal to twenty-five percent over the average of the daily closing high bid and low asked quotation for the sixty (60) day period immediately preceding the yearly anniversary date for which such warrant is issued. The outstanding balances on the Advances for Lease Bank were $260,500 and $360,500 at December 31, 1997 and 1996, respectively.

NOTES TO THE CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 6. LONG-TERM DEBT

                                                       December 31,            December 31,
                                                           1997                    1996
                                                   --------------------    ---------------------
Note to a financial institution dated March 1,
        1996 payable in 120 monthly
        installments of principal and interest
        adjusted quarterly based on interest at
        prime plus 1.5% through March 1, 2006
        when all unpaid principal and accrued
        interest is due (monthly payments at
        December 31, 1997 were $66,043
        including principal and interest at
        10.0%), secured by first security interest
        in accounts receivable, inventory,
        property and equipment, oil and gas
        leases, intangibles, life insurance policies
        on key officers, guaranty of the
        Company and a $4,000,000 guaranty of
        the Farmers Home Administration of the
        United States Department of Agriculture       $     4,440,077           $    4,771,702

Note to an equipment vendor dated September 30, 1997
        payable in 36 monthly installments of $106,237
        including principal and interest at 10%, due
        September 30, 2007, secured by equipment, unpaid
        principal and interest balances subject to
        certain mandatory prepayment amounts if the
        Company receives proceeds from the sale of
        common stock other than under employee benefit
        plans or currently outstanding warrants             3,054,050                   --

NOTES TO THE CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 6. LONG-TERM DEBT (CONTINUED)

                                                       December 31,            December 31,
                                                           1997                    1996
                                                   --------------------    ---------------------
Note to an equipment vendor dated August 31,
        1997 payable in 4 installments of
        $360,000 including principal and
        interest at 12%, beginning August 31,
        1997, and 45 monthly installments of
        $220,599 including principal and
        interest at 12%, beginning December 31,
        1997, due August 31, 2001, secured by
        equipment, and corporate guaranty of the
        parent company, unpaid principal and
        interest balances subject to certain
        mandatory prepayment amounts if the
        Company receives proceeds from the sale
        of common stock other than under
        employee benefit plans or currently
        outstanding warrants                       $          8,098,953             --

Notes   dated March 15, 1995 payable to
        individuals for purchase of oil and gas
        interests with 8% interest payable
        quarterly, principal and unpaid accrued
        interest due September 30, 1999;
        collateralized by guarantee agreement
        with the Company                                           --             420,246
                                                   --------------------    --------------
                                                             15,593,080         5,191,948
Less Current Maturities                                       3,463,660           331,825
                                                   --------------------    --------------
                                                   $         12,129,420    $    4,860,123
                                                   ====================    ==============

        A summary of long-term debt principal maturities follows:

                    FOR THE YEARS ENDING DECEMBER 31,                        Amount
                                                                          ------------
                                   1998                                   $  3,463,660
                                   1999                                      3,560,111
                                   2000                                      3,655,967
                                   2001                                      2,180,227
                                   2002                                        543,841
                                Thereafter                                   2,189,274
                                                                          ------------
                                                                          $ 15,593,080
                                                                          ============

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. IMPAIRMENT OF EQUIPMENT AND VEHICLES

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

NOTE 8. INCOME TAX

        Income tax benefit is deferred tax arising from temporary differences between income for financial reporting and income for tax purposes.

                                                        For the Years Ended
                                                    ---------------------------
                                                     December 31,   December 31,
                                                        1997            1996
                                                    -----------     -----------
Income tax benefit at statutory rate ...........    $ 3,308,145     $ 2,591,850
Valuation allowance ............................     (1,015,715)       (971,850)
                                                    -----------     -----------
        Deferred Tax Asset .....................    $ 2,292,430     $ 1,620,000
                                                    ===========     ===========
Deferred tax asset, beginning of year ..........    $ 1,620,000     $   800,000
Deferred tax asset, subsidiary acquired ........        297,430            --
Deferred tax asset, end of year ................      2,292,430       1,620,000
                                                    -----------     -----------
        Deferred Tax Benefit ...................    $  (375,000)    $  (820,000)
                                                    ===========     ===========

        Deferred tax assets at December 31, 1997 and 1996 are comprised primarily of net operating loss carryfoward and differences in reporting pre-operating expenses and amortization. A valuation allowance has been provided for deferred tax assets that the Company has not yet determined to be more likely than not to be realizable at this time. The Company will continue to review this valuation allowance and make adjustments when deemed appropriate.

        At December 31, 1997, the Company had net operating loss carryforwards of $9,244,955 and tax credit carryforwards of $245,769 that expire in 1999 through 2012.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. RELATED PARTY TRANSACTIONS

        The Chairman of the Company has made advances totaling $88,500 to the Company at December 31, 1997. The advances are payable upon demand. Interest is payable quarterly based on the prime rate as of the first day of each quarter plus 4%. Included in accrued interest at December 31, 1997 is $2,503 interest payable on the officer advances.

        The father of a Vice-President of the Company is a participant in the Lease Bank with a note balance of $110,500 at December 31, 1997.

        Included in long-term debt at December 31, 1996 are notes payable totaling $47,357 to a member of the board directors who resigned on July 18, 1997. The notes were paid in full during October 1997. Interest of $2,844 and $3,799 was paid to this director in 1997 and 1996, respectively, on the notes payable. In addition to the notes, this former director exercised 107,231 stock warrants to purchase common stock of the Company at an exercise price of $1.50 per warrant, for a total purchase price of $160,846.

        Another former member of the board of directors who resigned on July 18, 1997 held a total of 852,959 warrants to purchase common stock of the Company at prices ranging from $.415 to $1.25 per share. On December 31, 1997, this individual entered into an agreement with the Company to exchange these warrants for 635,000 warrants to acquire common stock of the Company at no cost, exercised the 635,000 warrants and was issued 635,000 shares of common stock.

        On April 25, 1997, the Company obtained a $500,000 private short-term financing from two individuals who were subsequently elected directors at the annual shareholders meeting on November 20, 1997. The Company issued 12% senior notes to the individuals, which were exchanged on July 18, 1997, in connection with the Securities Purchase and Exchange Agreement described in Note 12, for 458,333 shares of the Company's common stock, 15,625 shares of Series A preferred stock and 592,009 shadow warrants. As part of this financing transaction, the Company entered into a consulting agreement with one of the individuals, pursuant to which, in consideration of certain strategic planning and other consulting services to be provided to the Company and its subsidiaries by that individual, he will be paid a quarterly consulting fee equal to one half of 1% of the total investment made by him and certain other persons in debt and equity securities of the Company that is outstanding as of the end of each quarter during the three-year term of such agreement. As of December 31, 1997, the Company owed the director $63,207 in consulting fees under the terms of the agreement, which is included as an amount due to officers and shareholders in the Company's balance sheet. In addition, pursuant to the purchase agreement and in satisfaction of the Company's obligation under the consulting agreement, the Company and the director entered into an option agreement providing for the grant of options to purchase 50,000 shares of common stock of the Company to the Director.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

        Inconnection with the private placement offering described in Note 12 to the consolidated financial statements, the Company entered into an investment monitoring agreement, under which the Company will pay the investment group an annual fee of $25,000. A director of the Company is one of two partners of the sole managing member of the investment group. The Company owed the investment group $12,500 as of December 31, 1997 under the terms of the agreement, which is included as an amount due to officers and shareholders on the Company's balance sheet.

NOTE 10.ACQUISITION OF WHOLLY-OWNED SUBSIDIARIES

        A wholly-owned subsidiary corporation was formed under the name of Quantum Geophysical, Inc. (Quantum) in November 1994. Quantum was formed to provide 3-D geophysical data acquisition services and business operations commenced in October 1997.

        Since the inception of Quantum through September 30, 1997, the Company has expensed $673,959 for non-recoverable pre-operating costs. It is the Company's policy to expense non-recoverable pre-operating costs as incurred. In addition, interest expense of $463,417 and $403,492 for the nine months ended September 30, 1997 and for the year ended December 31, 1996, respectively, has been incurred.

        A new wholly-owned subsidiary, Quantum Geophysical, Inc. was formed in September 1997 to conduct the field operations for 3-D seismic data acquisition commencing October 1, 1997. The name of the original Quantum was simultaneously changed to Quantum Geophysical Services, Inc.

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

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

        The acquisition by the Company of Signature Geophysical Services, Inc. is accounted for as a purchase, with results of SGS operations included in the Company's financial statements from July 18, 1997 forward. The cost of the Company's investment in SGS is $1,024,800 and the goodwill of $1,834,159 acquired in the purchase is being amortized on a straight line basis over a forty-year period. Amortization expense from the date of acquisition through December 31, 1997 was $21,016.

NOTE 11. STOCK OPTION PLANS

        The 1995 Stock Option Plan (the "Plan") was approved by stockholders of the Company on August 9, 1995 with an effective date of August 1, 1994. On August 1, 1997, the Board approved amendments to the plan (Option Amendment), which were approved by the stockholders of the Company on November 20, 1997 in order to increase the total number of shares of common stock available for grant under the 1995 Plan from 500,000 to 2,687,500, to increase the period in which a non-qualified stock option under the 1995 Plan can be exercisable from five years to ten years after the date of grant and to extend the date on which the 1995 Plan will automatically terminate from July 31, 2004 to July 31, 2007. The purpose of the Option Amendment is to allow the Company to meet contractual commitments to certain directors, key management employees and persons affiliated with the Company. The purpose of the 1995 Plan is to secure for the Company and its stockholders the benefits that flow from providing certain directors, key management employees and persons affiliated with the Company (the "Participants") with additional incentive to further the business of the Company by increasing their proprietary interest in the success of the Company. The 1995 Plan provides for the granting of options to purchase shares of the Company's common stock. Under the 1995 Plan, the Participants may be granted Nonqualified Stock Options, Nonqualified Stock Options with Stock Appreciation Rights, Incentive Stock Options and Incentive Stock Options with Stock Appreciation Rights.

        Stock options may be granted for the purchase of common stock at a price determined by the Stock Option Committee. Incentive stock options may be granted for the purchase of common stock at a price not less than the fair market value of the stock on the date of grant.

        At December 31, 1997, 2,687,500 stock options have been awarded under the Plan, 2,672,500 are outstanding, 7,500 have been exercised and 7,500 have been forfeited and are again available for grant under the Plan.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

        On August 1, 1997, the Board authorized the adoption of the Company's 1997 Stock Awards Plan (the "1997 Plan"), which was approved by the stockholders of the Company on November 20, 1997, because the shares available under the 1995 Plan would become depleted once the Company met its contractual commitments to certain directors, key management employees and persons affiliated with the Company, and certain directors of the Company are not eligible to receive awards under the 1995 Plan. Unlike the 1995 Plan, however, the 1997 Plan permits directors who are not employees or consultants of the Company or of a subsidiary to be eligible to participate and takes advantage of recent amendments to Rule 16b-3.

        A total of 5,000,000 shares of common stock are reserved for issuance under the 1997 Plan, which will be used primarily to grant stock options in the future to certain employees, members of the Board or any persons affiliated with the Company.

        The purpose of the 1997 Plan is to provide a means by which the Company and its subsidiaries may attract, retain and motivate employees, members of the Board or other persons affiliated with the Company (the "1997 Plan Participants") and to provide a means whereby such 1997 Plan Participants can acquire and maintain stock ownership, thereby strengthening their concern for the welfare of the Company. Accordingly, the 1997 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Awards or any combination of the foregoing, as is best suited to the particular circumstances.

        The 1997 Plan is to be administered by the Board or, in the discretion of the Board, a committee appointed by the Board (the "1997 Plan Committee"), which will have sole authority, to determine which 1997 Plan Participant shall receive an Award, the time or times when such Award shall be made, the number of shares of common stock which may be issued under each Incentive Stock Option, Nonqualified Stock Option, Stock Appreciation Right or Restricted Stock Award and the value of each Phantom Stock Award.

        Incentive Stock Options may only be granted to employees of the Company and its affiliates at a price which shall be determined by the Board or the 1997 Plan Committee, but such purchase price shall not be less than, in the case of Incentive Stock Options, the fair market value of common stock subject to the stock options on the date the stock option is granted. At December 31, 1997, 210,000 stock options have been awarded and are outstanding under the plan.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. PRIVATE PLACEMENT OFFERINGS

        In December 1995, the Company completed a private offering of 332,968 shares of its common stock for the purpose of raising funds for operations. Net proceeds received from the private offering during 1996, after deduction of associated expenses, were $125,832. The 332,968 shares were sold at $1.50 per share and with 332,968 accompanying warrants sold at $.01 per warrant.

        On July 18, 1997, the Company entered into a Securities Purchase and Exchange Agreement (the Purchase Agreement) with an investment limited liability company (Investment Group). Pursuant to the Purchase Agreement, the Company received $5,500,000 in cash and the exchange of certain indebtedness in the principal amount of $500,000 owed by the Company for the issuance of the following securities to the Investment
        Group: (i) 5,500,000 newly-issued shares of the Company's common stock, par value $.20 per share, (ii)187,500 newly-issued shares of the Company's Series A convertible preferred stock, (which was converted into an aggregate of 2,500,000 shares of common stock on November 20,
        1997) and (iii) shadow warrants to purchase up to an additional 7,104,103 shares (subject to adjustment) of common stock at a price of $.20 per share. As a result of the Purchase Agreement, certain changes to the membership of the Company's board of directors and officers were made effective July 18, 1997.

        Pursuant to a Letter Agreement, the Investment Group invested an additional $1,000,000 in cash for 100,000 shares of the Company's newly-issued Series B preferred stock on July 24, 1997. The Series B preferred stock is automatically convertible into an aggregate of 1,333,333 shares of common stock on January 1, 1998.

        As set forth in Note 9, the Investment Group will oversee its investments in the Company pursuant to an Investment Monitoring Agreement agreed to by both parties. The Company will pay the Investment Group $25,000 annually under the Investment Monitoring Agreement.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. OUTSTANDING OPTIONS AND WARRANTS

        A summary of outstanding options and warrants issued in connection with notes payable, private placement offerings, the 1995 Stock Option Plan and the 1997 Stock Awards Plan are as follows:

EMPLOYEE STOCK OPTIONS

                                                       Shares    Exercise Price
                                                    ----------     -------------
1995 Stock Option Plan:
        Outstanding at December 31, 1996 .......       212,500      $0.875-$2.26
        Employee stock options forfeited .......        (7,500)      $  1.03125
        Employee stock options exercised .......        (7,500)    $0.875-$1.875
        Employee stock options granted .........     2,475,000       $0.75-$1.00
                                                   -------------
        Outstanding at December 31, 1997 .......     2,672,500      $0.75-$1.875
                                                   =============
1997 Stock Awards Plan:

        Employee stock options granted .........       210,000       $0.75-$2.25
                                                   -------------
        Outstanding at December 31, 1997 .......       210,000       $0.75-$2.25
                                                   =============
WARRANTS

Outstanding at December 31, 1996 ...............     1,486,626       $1.50-$2.26
Warrants issued ................................     5,660,589       $0.26-$2.26
Warrants exercised, surrendered or called ......    (3,521,470)      $0.00-$1.50
                                                   -------------
Outstanding at December 31, 1997 ...............     3,625,745       $0.26-$2.26
                                                   =============
SHADOW WARRANTS

Outstanding at December 31, 1997 ...............     7,497,832       $      0.20
                                                   =============
Exercisable at December 31, 1997 ...............     6,100,692
                                                   =============

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. COMMITMENTS

         OPERATING LEASES

        The Company leases office space for its corporate headquarters under a lease which expires July 30, 1998. The lease provides for a base rental of $24,104 per year. In addition, the Company pays for its share of the basic operating costs of the building. The Company's share of these costs has averaged $41,357 for the past three years. Additional space has been leased under a lease which expires November 30, 2002 at a base rental of $37,080 per year, plus its share of basic operating costs, currently $24,120 per year. Rental expense under these leases recorded in the consolidated financial statements amounted to $65,578 and $60,338 for the years ended December 31, 1997 and 1996. Aggregate future minimum rentals under the lease agreements including the base rent and the average operating cost follows:

                    FOR THE YEARS ENDING DECEMBER 31,         AMOUNT
                                                           -------------

                                   1998                    $      99,386
                                   1999                           61,200
                                   2000                           61,200
                                   2001                           61,200
                                   2002                           56,100
                                                           -------------
                                                           $     339,086
                                                           =============

        EMPLOYMENT AGREEMENTS

        Beginning June 19, 1997, the Company entered into new employment agreements with officers of the Company. The compensation payable under these agreements consists of: (1) annual base salaries, (2) an incentive cash bonus in accordance with the Company's bonus plan to be established for its senior executives, (3) the Company's agreement to grant options to purchase shares of common stock under stock option plans adopted by the Company for the benefit of its directors, officers and employees and
        (4) eligibility to participate in the Company's employee benefits plans which may be adopted. The employment agreements have terms of three to five years and are terminable by the Company upon its good faith determination that there has been a willful violation of the terms of the agreements.

        Under the 1995 Stock Option Plan, there were 2,410,000 and 130,000 stock options granted to officers which were outstanding and exercisable at December 31, 1997 and 1996, respectively.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

        Under the 1997 Stock Awards Plan, a total of 5,000,000 shares of the Company's common stock has been reserved for issuance to certain directors and key management employees. There were 50,000 stock options outstanding for officers or directors of the Company at December 31, 1997 under the 1997 Stock Awards Plan.

NOTE 15. MAJOR CUSTOMERS

        Revenues from major customers which exceeded ten percent of total revenues are as follows:

                                           For the Years Ended
                              ---------------------------------------------
                                  December 31,            December 31,
                                      1997                    1996
                              --------------------    ---------------------
             Customer A       $          6,891,867    $                  --
                              ====================    =====================
             Customer B       $            950,608    $                  --
                              ====================    =====================
             Customer C       $                 --    $             137,885
                              ====================    =====================

NOTE 16. CONCENTRATION OF CREDIT RISK

        Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of unsecured trade receivables. In the normal course of business, the

        Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations. The Company's customer base consists primarily of oil and gas companies. Although the Company is directly affected by the well-being of the oil and gas industry, management does not believe significant credit risk exists at December 31, 1997.

        The Company has cash in bank and short-term investments which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and short-term investments.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. SUBSEQUENT EVENTS

        On January 26, 1998, the Company acquired, effective January 1, 1998, all of the outstanding capital stock of Reliable Exploration Incorporated, a Montana corporation ("Reliable"), pursuant to the terms of a Stock Purchase Agreement dated as of December 3, 1997, by and among the Company, Reliable and the holders of all of the outstanding capital stock of Reliable. Reliable, based in Billings, Montana, is engaged in the business of providing 2-D and 3-D seismic surveys to the oil and gas industry, specifically focusing on the Rocky Mountain region of the United States.

        The consideration paid by the Company for the Reliable acquisition included $1,300,000 in cash and 375,000 newly-issued shares of the Company's common stock. On the closing date, Reliable restructured $1,487,500 of indebtedness to a former stockholder of Reliable by paying $900,000 in cash and refinancing the balance of $587,500 in a promissory note, which bears interest at the rate of 10% per annum beginning on January 8, 1998. The promissory note matures on January 8, 2001. The Company has guaranteed payment of Reliable's indebtedness due under the promissory note and advanced Reliable $900,000 on the closing date in order to permit the refinancing. The Company also entered into two-year employment agreements with the three former stockholders of Reliable.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. CASH FLOWS

        A reconciliation of net loss to net cash used by operating activities as follows:

                                                        For the Years Ended
                                                    -------------------------
                                                     December 31,  December 31,
                                                         1997          1996
                                                    -----------   -----------
Net Loss .........................................  $(1,115,820)  $(1,772,817)

Adjustments to reconcile net loss to net cash used by operating activities:

Depletion, depreciation and amortization .........    1,207,812        91,608
Loss on disposal of property .....................      511,735          --
Deferred income tax benefit ......................     (375,000)     (820,000)
(Increase) decrease in current assets, net of
        effects of acquisition of Signature
        Accounts receivable - trade ..............   (2,955,672)       60,220
        Work in progress .........................      347,414          --
        Oil and gas leases held for resale .......         --         (15,620)
        Prepaid expenses .........................     (233,252)         (572)
        Interest .................................      (11,221)         --
Increase (decrease) in current liabilities, net of effects of acquisition of Signature

        Accounts payable - trade .................     (522,132)      179,024
        Accrued liabilities ......................       55,629       235,636
        Site restoration costs payable ...........         --         (29,767)
        Customer deposits ........................      (10,000)       10,000
                                                    -----------   -----------
        Net Cash Used by Operating Activities ....  $(3,100,507)  $(2,062,288)
                                                    ===========   ===========

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. FAIR VALUES OF FINANCIAL INSTRUMENTS

        The carrying amounts and fair values of the Company's financial instruments are determined as described in Note 1, Summary of Significant Accounting Policies, Fair Values of Financial Instruments and are summarized as follows:

                               December 31, 1997            December 31, 1996
                          --------------------------    ------------------------
                             Carrying                     Carrying
                              Amount      Fair Value       Amount     Fair Value
                          -----------    -----------    ----------    ----------
Cash .................    $ 2,212,681    $ 2,212,681    $  413,935    $  413,935
Accounts receivable ..      3,654,829      3,654,829       199,150       199,150
Accounts payable .....      2,282,037      2,282,037       721,535       721,535
Indebtedness .........     16,914,472     16,914,472     6,733,404     6,733,404

NOTE 20. SUPPLEMENTAL OIL AND GAS INFORMATION

        Information with respect to the Company's oil and gas producing activities is presented in the following tables. Estimates of reserve quantities, as well as future production and discounted cash flows, were determined by R. T. Garcia & Co., Inc., Petroleum Engineering-Management Consulting, as of December 31, 1997.

        OIL AND GAS RELATED COSTS

        The following table sets forth information concerning costs related to the Company's oil and gas property acquisition, exploration and development activities in the United States during the years ended December 31, 1997 and 1996:

                                                For the Years Ended
                                           -------------------------------
                                           December 31,         December 31,
                                              1997                  1996
                                           -----------          ----------
Property acquisition costs .......         $    91,162          $     --
Exploration costs, net ...........                --                  --
Development costs, net ...........                --                  --

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

         RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES

        The following table sets forth the Company's results of operations from oil and gas producing activities:

                                                     For the Years Ended
                                                   ------------------------
                                                   December 31,  December 31,
                                                       1997          1996
                                                   ---------      ---------
Revenues ........................................  $ 431,533      $ 560,481
Production costs and taxes ......................   (248,686)      (288,992)
Depletion, depreciation and amortization ........    (14,763)       (91,608)
                                                   ---------      ---------
Results of operations from oil and gas
        producing activities ....................  $ 168,084      $ 179,881
                                                   =========      =========

        In the presentation above, no deduction has been made for direct costs such as corporate overhead or interest expense. No income taxes are reflected due to the fact that the Company is not currently in a taxpaying position. The depletion, depreciation and amortization rate per barrel of oil equivalent of production was $.57 and $2.33 for the years ended December 31, 1997 and 1996, respectively.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

         OIL AND GAS RESERVES (UNAUDITED)

        The following table sets forth the Company's net proved oil and gas reserves at December 31, 1997 and 1996 and the changes in net proved oil and gas reserves for the years then ended. Proved reserves represent the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. The reserve information indicated below requires substantial judgement on the part of the reserve engineers, resulting in estimates which are not subject to precise determination. Accordingly, it is expected that the estimates of reserves will change as future production and development information becomes available and that revisions in these estimates could be significant.

                                                       Oil (BBLS)   Gas (MCF)
                                                        --------   ----------
Proved reserves:
        Balance at December 31, 1996 .................   533,000    3,438,000
               Change in previous estimates ..........   (43,000)      21,000
               Production ............................   (17,000)     (74,000)
                                                        --------   ----------
        Balance at December 31, 1997 .................   473,000    3,385,000
                                                        ========   ==========

                                                       Oil (BBLS)   Gas (MCF)
                                                        --------   ----------
Proved developed reserves at December 31:
                  1996 ...............................   323,000    1,061,000
                                                        ========   ==========
                  1997 ...............................   265,000      947,000
                                                        ========   ==========

        All of the Company's reserves are located in Texas.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

        STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)

        The standardized measure of discounted future net cash flows from the Company's proved oil and gas reserves is presented in the following table:

                                                   December 31,     December 31,
                                                       1997            1996
                                                   ------------    ------------
Future cash inflows ............................   $ 14,717,000    $ 23,069,000
Future production costs and taxes ..............     (3,898,000)     (5,315,000)
Future development costs .......................     (1,812,000)     (1,750,000)
Future income tax expense ......................           --              --
                                                   ------------    ------------
        Net Future Cash Flows ..................      9,007,000      16,004,000

Discounted at 10% for timing of cash flows .....     (4,813,000)     (8,913,000)
                                                   ------------    ------------
Discounted future net cash flows from proved
        reserves at December 31 ................   $  4,194,000    $  7,091,000
                                                   ============    ============

        The following table sets forth the changes in the standardized measure of discounted future net cash flows from proved reserves:

                                                        For the Years Ended
                                                    ---------------------------
                                                    December 31,    December 31,
                                                         1997          1996
                                                    -----------     -----------

Balance at beginning of year ...................    $ 7,091,000     $ 3,286,000
Sales, net of production costs and taxes .......       (183,000)       (171,000)
Net changes in prices, production costs and

        previous estimates .....................     (2,714,000)      3,976,000
Purchase of reserves in place ..................           --              --
                                                    -----------     -----------
Balance at end of year .........................    $ 4,194,000     $ 7,091,000
                                                    ===========     ===========

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

        Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using current sales prices, along with estimates of the production costs, ad valorem and production taxes and future development (and abandonment) costs necessary to produce such reserves. The average prices used at December 31, 1997 and 1996 were $15.68 and $24.25, respectively, per barrel of oil and $2.07 and $2.98, respectively, per mcf of gas. No deduction has been made for depletion, depreciation or any indirect costs such as general corporate overhead or interest expense.

        Operating costs and ad valorem and production taxes are estimated based on current costs with respect to producing oil and gas properties. Future development costs are based on the best estimate of such costs assuming current economic and operating conditions.

        Income tax expense is computed based on applying the appropriate statutory tax rate to the excess of future cash inflows less future production and development costs over the current tax basis of the properties involved, less applicable net operating loss and tax credit carryforwards, for both regular and alternative minimum tax (AMT). On such bases, no regular tax or AMT results.

        The future net revenues information assumes no escalation of costs or prices, except for gas sales made under terms of contracts which include fixed and determinable escalation. Future costs and prices could significantly vary from current amounts and, accordingly, revisions in the future could be material.