Form 10KSB/A
period 1997-12-31
GEOKINETICS INC
filed 1998-04-15
CIK 314606

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB/A
(Mark One)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997

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

      As of December 31, 1997, 16,598,483 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately $27,151,240 based on the last reported sales price of such stock on that date.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Documents incorporated by reference: Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 1998, are incorporated by reference into Part III of this Form 10-KSB/A.

                               GEOKINETICS INC.

                                 FORM 10-KSB/A

                         YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS

                                                                          PAGE

                                    PART I
      Item 1. Description of Business...................................... 1
      Item 2. Description of Properties.....................................7

                                    PART II
      Item 6. Management's Discussion and Analysis or Plan of Operation....11
      Item 7. Financial Statements.........................................14

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

                      HISTORICAL DEVELOPMENT OF BUSINESS

      The predecessor of Geokinetics Inc. (the "Company") was incorporated in 1969 under the laws of California. The Company was incorporated in Delaware in April, 1980, and the California corporation was merged into the Company. Historically, the Company was primarily engaged in research and development of processes to extract shale oil from oil shale deposits, and in related activities. During 1994, the Company completely phased out its synthetic fuels and oil shale business.

      The Company acquired certain oil and gas properties from two independent oil and gas companies located in Houston, Texas, effective August 1, 1994. The Company completed these acquisitions by means of the merger of HOC Operating Co., Inc. and Hale Exploration Company, each Texas corporations, into two newly-formed subsidiaries of the Company. The Company now conducts oil and gas development, production, and exploration through two of its wholly-owned subsidiaries: HOC Operating Co., Inc. and Geokinetics Production Co., Inc.

      On November 18, 1994, the Company began the process of entering into the three dimensional ("3-D") seismic data acquisition business by forming a wholly-owned subsidiary to conduct three dimensional seismic data acquisition operations. On March 5, 1996, the Company completed initial equipment financing arrangements for the subsidiary.

      During the fiscal year ended on December 31, 1997, the Company repositioned itself from an oil and gas exploration and production company into a technologically advanced provider of seismic acquisition services to the domestic land-based oil and gas industry. As a result of equipment purchases and acquisitions of certain competitors, the Company now operates four seismic crews in the Rocky Mountain and Gulf Coast regions of the United States.

      The Company's corporate headquarters is located in Houston, Texas. The Company's address is 5555 San Felipe, Houston, Texas 77056 and its telephone number is (713) 850-7600.

FORWARD-LOOKING INFORMATION

      This report contains forward-looking statements, including statements regarding future financial performance and results and other statements that are not historical facts. Such statements are included in Item 1 ("Business"), Item 2 ("Properties"), and Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations"). When used in this report, words such as "anticipate," "believe," "expect," "estimate," "intend," "may," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that actual results or developments anticipated by the Company will be realized or, even if realized, that they will have the expected effects on its business or operations. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors beyond the Company's control. Such factors include, but are not limited to, dependence upon oil and gas industry spending, worldwide prices, demand for oil and gas, technological changes and developments in the seismic acquisition business, operating risks, regulatory changes, and changes in economic conditions both domestic and international.

RECENT TRANSITIONS

      On April 25, 1997, the Company obtained a $500,000 short-term financing in the form of 12% senior notes from William R. Ziegler and Steven A. Webster (both of whom were appointed to the Company's Board of Directors effective August 1,
1997). These notes were exchanged on July 18, 1997, in connection with the Securities Purchase and Exchange Agreement described below, for 458,333 shares of the Company's Common Stock, $.01 par value ("Common Stock"), 15,625 shares of Series A Preferred Stock, $10.00 par value ("Series A Preferred Stock"), which were converted subsequently into an aggregate of 208,333 shares of Common Stock, and 592,009 Shadow Warrants (exercisable only if certain of the Company's then outstanding warrants are exercised).

      On July 18, 1997, the Company entered into a Securities Purchase and Exchange Agreement (the "Purchase Agreement") with Blackhawk Investors, L.L.C., Mr. Ziegler and Mr. Webster (referred to collectively as the "Blackhawk Group"). Pursuant to the Purchase Agreement, the Blackhawk Group acquired from the Company (i) 5,500,000 newly-issued shares of the Company's Common stock, (ii) 187,500 newly-issued shares of the Company's Series A Preferred Stock (which were converted into an aggregate of 2,500,000 shares of Common Stock on November 24, 1997), and (iii) Shadow Warrants to purchase up to an additional 7,104,103 shares of Common Stock at a price of $0.20 per share, in exchange for (x) an aggregate of $5,500,000 in cash paid to the Company and (y) the exchange of indebtedness in the principal amount of $500,000 owed by the Company to Messrs. Ziegler and Webster.

      On July 24, 1997, Blackhawk Investors, L.L.C. ("Blackhawk") invested an additional $1,000,000 in cash to purchase 100,000 shares of the Company's Series B Preferred Stock, $10.00 par value per share ("Series B Preferred Stock"). The Series B Preferred Stock was automatically converted into an aggregate of 1,333,333 shares of Common Stock on January 1, 1998.

      On July 18, 1997, the Company acquired the stock of Signature Geophysical Services, Inc., a Michigan corporation ("Signature"). Signature, based in Houston, Texas, is engaged in the business of providing 3D seismic surveys of oil and gas properties, focusing on the Gulf Coast of the United States, with particular emphasis on coastal swamp operations.

      On September 5, 1997, the Company organized a wholly-owned subsidiary, Quantum Geophysical, Inc. ("Quantum"), to own all of the Company's subsidiaries engaged in seismic data acquisition operations.

      On January 26, 1998, the Company acquired the stock of Reliable Exploration Incorporated, a Montana corporation ("Reliable"). Reliable, based in Billings, Montana, is engaged in the business of providing 2D and 3D seismic surveys to the oil and gas industry, specifically focusing on the Rocky Mountain region of the United States.

BUSINESS STRATEGY

      The Company's recent transactions repositioned the Company as a technologically advanced provider of 2D and 3D seismic acquisition services to the oil and gas industry in selected onshore domestic markets. The Company is currently operating two state-of-the-art Input/Output, Inc. ("I/O") System Two's, through its Quantum and Signature subsidiaries, and is operating two additional seismic acquisition crews (a 2D system and a 3D system) through its Reliable subsidiary.

      It is the Company's intention to field a fifth seismic crew during the second quarter of 1998. This will be accomplished by purchasing additional seismic acquisition equipment. Upon completion of this planned expansion, the Company believes it will be positioned to participate in the continuing consolidation of the seismic acquisition and seismic data industries with the goal of becoming a significant provider of land based seismic services in the United States. The Company intends to continue to expand by seeking additional acquisitions of other seismic service and technology companies, as well as benefiting from an anticipated improvement in the domestic, land-based seismic market. The Company will also seek to establish strategic alliances with major oil companies and large independents.

INDUSTRY OVERVIEW

      Seismic surveys enable oil and gas companies to determine whether subsurface conditions are favorable for finding new oil and gas accumulations and assist oil and gas companies in determining the size and structure of previously identified oil and gas fields. Seismic surveys consist of the acquisition and processing of two dimensional ("2D") and 3D seismic data, which is used to produce computer-generated, graphic cross-sections, maps and 3D images of the subsurface. The resulting images are then analyzed and interpreted by geophysicists and are used by oil and gas companies in the acquisition of new leases, the selection of drilling locations on exploratory prospects and in managing and developing producing reservoirs.

      With the advent of modern 3D technology, the seismic industry has changed profoundly. In the past the role of seismic, in particular 2D surveys, was restricted to that of simply illustrating gross structural features. 3D surveys provide detailed views of subsurface geologic structure and much higher resolution of the structure than is available from a 2D survey. 3D surveys have proven to be more reliable indicators of the oil and gas potential in the surveyed area. As a result, drilling based on 3D seismic surveys has improved the economics of discovering oil and gas by reducing risks and finding costs for the oil and gas industry. Consequently, the demand for 3D seismic surveys has significantly increased in the past several years. 3D seismic technology is regularly cited in technical literature as the technology most impacting exploration and production economics during the last five years. Additionally, as the image quality of 3D seismic has improved, the role of 3D seismic has expanded beyond the identification of exploration drilling prospects and into the realm of field development and production management.

      Seismic data is acquired by land, transition zone and offshore crews. Seismic data is generated by the propagation of sound waves near the earth's surface by controlled sources, such as dynamite or vibration equipment. The seismic waves radiate into the earth and are reflected back to the surface with the information collected by strategically positioned data collection devices (geophones). This data is then input into a specialized data processing system that (i) enhances the recorded signal by reducing noise and distortion and improving resolution, and (ii) arranges the input data to produce an image of the subsurface area. 3D seismic surveys collect far more information than previously used seismic methods, generating significantly greater detail about the underlying reservoirs. With advances in equipment and computer power resulting in lower costs, 3D technology is now being applied to virtually all exploration ventures as well as field development and prospect delineation.

      The seismic industry is in the midst of a continuing consolidation of seismic data acquisition providers. There is also a technology-driven trend towards larger crews with a greater number of channels and more technologically capable equipment. These conditions are creating a competitive advantage for companies with state-of-the-art equipment and greater access to financial resources. The Company believes that well capitalized companies with access to lower costing capital will have a significant advantage in a high capital cost business and that ongoing consolidation should ultimately improve the operating and financial environments in the domestic land-based seismic market.

SEISMIC ACQUISITION SERVICES

      The company is engaged in land-based and transition zone seismic acquisition services on a contract basis for its clients. As of March 31, 1998 the Company was operating four seismic crews with a total seismic recording capacity of approximately 7,000 channels. All of the Company's crews were operating in the United States, with two performing seismic acquisition services in the Gulf Coast region and two performing such services in the Rocky Mountain region.

      On a typical land seismic survey, the seismic crew is supported by a surveying crew, which lays out the lines to be recorded and identifies the sites for shot-hole placement, and a drilling crew which creates the holes for the explosive charges which produce the necessary acoustical impulse. The survey crew and drill crew are typically provided by third parties and supervised by Company personnel. A fully staffed 3D seismic crew typically consists of 25 to 50 persons, including a party manager, an observer, a head linesman and crew laborers. The number of individuals on each crew is dependent upon the size and nature of the seismic survey requested by the client.

      The Company uses helicopters to assist its crews in seismic data acquisition in circumstances where such use is expected to reduce overall costs and improve productivity. These savings are achieved by deploying the crew and its equipment more rapidly and significantly reducing surface damages.

CAPITAL EXPENDITURES

      The seismic data acquisition industry is capital intensive, and the Company will be required to raise additional capital to continue the implementation of its business strategy. The cost of sophisticated seismic acquisition equipment has increased significantly over the last several years. The costs of equipping a crew with a state-of-the-art system such as an I/O System Two, can range from approximately $4 to $10 million. The Company's ability to expand its business operations is dependent upon the availability of internally generated cash flow and external financing alternatives. Such financing may consist of bank or commercial debt, forward sales of production, equity or debt securities or any combination thereof. There can be no assurance that the Company will be successful in obtaining additional financing when required. Any substantial alteration or increase in the Company's capitalization through the issuance of debt or equity securities or otherwise may significantly decrease the financial flexibility of the Company. Due to the uncertainties arising from the changing market for seismic acquisition services, technological changes, and other matters associated with the Company's operations, the Company is unable to estimate the amount of any financing that it may need to acquire, upgrade and maintain seismic equipment and continue its diversification as a full-scale geotechnology enterprise. If the Company is unable to obtain such financing when needed, it will be forced to curtail its business objectives, and to finance its business activities with only such internally generated funds as may then be available.

OPERATING CONDITIONS

      The Company's seismic acquisition activities are often conducted in extreme weather, on difficult terrain and under other hazardous conditions. As such, these activities are subject to risks of injury to Company personnel and loss of seismic acquisition equipment. The Company maintains insurance against the destruction of its seismic acquisition equipment and injury to persons and property that may result from its operations and considers the amount of such insurance to be adequate. However, the Company is not fully insured for all risks, either because such insurance is unavailable or because the Company elects not to obtain insurance coverage because of cost.

      Fixed costs, including costs associated with operating leases, labor costs, depreciation and interest expense account for a substantial percentage of the Company's costs and expenses. Accordingly, downtime or low productivity resulting from weather interruptions, reduced demand, equipment failures or other causes can result in significant operating losses.

      The Company believes it will have the opportunity to generate its highest revenues during the third quarter (July 1 through September 30) of each year primarily because this period typically provides for more recording hours due to longer days and less curtailment of operations due to poor weather. Although certain seasons during the year generally provide better working conditions, adverse conditions may impact revenues at any time during the year.

MARKETING

      The Company's seismic acquisition services are marketed from its corporate offices. While the Company relies upon the traditional utilization of Company personnel in making sales calls, it anticipates receiving a significant amount of work through word-of-mouth sales, repeat customer sales and the industry reputation and presence of its personnel.

      Contracts are obtained either through competitive bidding, in response to invitations to bid, or by direct negotiation with a prospective client. A significant portion of the Company's contracts result from competitive bidding. Contracts are awarded primarily on the basis of price, crew experience and availability, technological expertise and reputation for dependability and safety.

      Contracts, whether bid or negotiated, provide for payment on either a turnkey or time basis or on a combination of both methods. A turnkey contract provides for a fixed fee to be paid per square mile of data acquired. Such a contract causes the Company to bear substantially all of the risk of business interruption caused by weather delays and other hazards. Time contracts provide for payments based on agreed rates per units of time, which may be expressed in periods ranging from days to months. This type of contract causes the client to bear substantially all of the risk of business interruption. When a combination of both turnkey and time methods is used, the risk of business interruption is shared by the Company and the client. In either case, progress payments are usually required unless it is expected the job can be accomplished in a short period. The Company's contracts for seismic acquisition have been predominantly on a combination turnkey/time basis. The Company's contracts provide that the seismic data acquired is the exclusive property of the Company's client.

      Although the Company has considered opportunities to acquire a partial ownership interest in seismic data obtained during the course of a survey for one or more of its clients, all seismic data acquired to date has been for the exclusive account of the Company's clients. There may be certain opportunities in the future, however, when the Company believes it is in its best interest to acquire an interest in seismic data in a joint venture with one or more of its clients.

CUSTOMERS

      The Company's customers include a number of major oil industry companies and their affiliates, including Schlumberger and Marathon Oil Company, as well as many smaller, independent oil and gas companies. The table below lists customers that accounted for more than 10% of the Company's seismic acquisition revenues during the fiscal year ended December 31, 1997:

                                         FOR THE YEAR ENDED DECEMBER 31, 1997
                                    --------------------------------------------
                                       REVENUES     PERCENTAGE OF TOTAL REVENUES
                                    ------------    ----------------------------
Schlumberger/Geco-Prakla            $  6,891,867               77.9%

Weems Geophysical, Inc.             $    950,608               10.7%

      No other customer accounted for more than 10% of the Company's seismic acquisition revenues in 1997.

BACKLOG

      At March 31, 1998, the Company's backlog of commitments for services was approximately $17.5 million. It is anticipated that significantly all of the March 31, 1998 backlog will be completed during the next 12 months. This backlog consists of written orders or commitments believed to be firm. Contracts for services are occasionally varied or modified by mutual consent and in certain instances are cancelable by the customer on short notice without penalty. As a result of these factors, the Company's backlog as of any particular date may not be indicative of the Company's actual operating revenues for any succeeding fiscal period.

COMPETITION

      The acquisition of seismic data for the oil and gas exploration industry is highly competitive. Although reliable comparative figures are not available, the Company believes that its principal competitors have more extensive and diversified operations and also have financial, operating and other resources substantially in excess of those available to the Company. Competitive factors include the type and capability of equipment used to conduct seismic surveys and that equipment's availability. In addition to price, the performance and dependability of a crew significantly affect a potential customer's decision to award a contract to a company or one of its competitors.

      The Company's major competitors include Western Geophysical, Veritas DGC Inc., Geco-Prakla (a division of Schlumberger) and Eagle Geophysical Inc.

REGULATION

      Seismic acquisition operations are subject to numerous federal, state and local laws and regulations. These laws and regulations govern various aspects of operations, including the discharge of explosive materials into the environment, requiring removal and clean-up of materials that may harm the environment or otherwise relating to the protection of the environment and access to private and governmental land to conduct seismic surveys. The Company's seismic data acquisition contracts typically require customers to obtain all necessary permits. Failure to obtain required permits in a timely manner may result in crew down time and operating losses. The Company believes that it has conducted its operations in substantial compliance with applicable environmental laws and regulations governing its activities. There can be no assurance that environmental or other laws and regulations will not change in the future or that the Company will not be required to incur significant costs related to its compliance with such laws and regulations.

TECHNOLOGY

      The Company relies on certain proprietary information, trade secrets, and confidentiality and licensing agreements (collectively, "Intellectual Property") to conduct its current operations. The Company's future success will depend, in part, on its ability to maintain and preserve its Intellectual Property, without infringing the rights of any third parties. There can be no assurance that the Company will be successful in protecting its Intellectual Property or that its competitors will not develop technologies that are substantially equivalent or superior to the Company's technologies. The Company has not spent any significant amount on research and development during its last two fiscal years, but expects that research and development expenditures will increase as the Company's expansion into other areas of seismic operations continues.

EMPLOYEES

      At March 31, 1998, the Company had approximately 138 full-time employees. None of the Company's employees are parties to a collective bargaining agreement. The Company considers relations with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTIES.

FACILITIES

      The Company is leasing approximately 8,898 square feet of office space under two separate leases at its corporate headquarters located at 5555 San Felipe, Houston, Texas 77056. One lease provides for a base rent of $24,104 per year, plus operating expenses, and the other lease provides for an annual rent of $62,784. In 1997, the Company's rent expenses under the leases (including base rent) were $75,964. These two leases expire on June 30, 1998 and September 30, 2002, respectively. The Company believes that its present space in Houston is sufficient for the foreseeable future and that it will be able to negotiate a favorable renewal of the leases or find a suitable replacement facility without substantial difficulty. In addition, the Company owns approximately one acre of property in Brookshire, Texas, which is serving as the Company's maintenance facility. The property consists of a facility of approximately 5,400 square feet where maintenance activities occur and a smaller storage facility of approximately 1,200 square feet. The Company also leases an office and maintenance facility of approximately 5,000 square feet in Billings, Montana. The Company's annual rent under this lease is $36,000. The lease has an eleven-year term that will expire in December of 2009, but may be terminated by the Company in February 2001 under certain circumstances.

CERTAIN DEFINITIONS

      As used in this Form 10-KSB, "Mcf" means thousand cubic feet, "MMcf" means million cubic feet, "Bcf" means billion cubic feet, "Bbl" means barrel, "MBbls" means thousand barrels, "MMBbls" means million barrels, "BOE" means equivalent barrels of oil and "MBOE" means thousand equivalent barrels of oil. Unless otherwise indicated in this Form 10-KSB, gas volumes are stated at the legal pressure base of the state or area in which the reserves are located and at 60" Fahrenheit. Barrels of oil equivalent are determined using the ratio of six Mcf of gas to one Bbl of crude oil, condensate or natural gas liquids. The term "gross" refers to the total acres or wells in which the Company has a working interest. The term "net" refers to gross acres or wells multiplied by the percentage working interest owned by the Company. Unless the context requires otherwise, all references to the "Company" include Geokinetics Inc. and its consolidated subsidiaries.

ACQUISITION AND EXPLOITATION OF OIL AND GAS PROPERTIES

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

                  Company, Subsidiaries and their Predecessors

                                                               Year Ended
                                                               December 31
                                                        ------------------------
                                                         1995     1996     1997
                                                        ------   ------   ------
Weighted average sales price per Bbl of oil
produced ............................................   $16.72   $20.67   $18.98
Weighted average sales price per Mcf of gas
produced ............................................   $ 1.71   $ 2.55   $ 2.86

Weighted average production cost per BOE ............   $ 6.65   $ 5.22   $ 5.42

RESERVES

      The following table sets forth, as of December 31, 1997, certain information about the pro forma estimated developed and undeveloped proved reserves of the Company's subsidiaries and their predecessors:



                                                         Company Subsidiaries
                                                               Pro Forma
                                                           December 31, 1997
                                                         --------------------
Proved developed:
      Oil (Bbls).....................................                 264,690
      Gas (Mcf)......................................                 946,879

                                                         Company Subsidiaries
                                                               Pro Forma
                                                           December 31, 1997
                                                         --------------------
Proved undeveloped:
      Oil (Bbls).....................................                 208,298
      Gas (Mcf)......................................               2,438,084
Total proved:
      Oil (Bbls).....................................                 472,988
      Gas (Mcf)......................................               3,384,963
Estimated future net cash
flows, before income taxes...........................              $9,007,200
Present value of estimated
future net cash flows, before
income taxes, discounted
at 10%...............................................              $4,149,000

      There are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond the control of the Company. The reserve data set forth in the above table represent only estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geologic interpretation and judgment. As a result, estimates by different engineers often vary, sometimes significantly. In addition, physical factors, such as the results of drilling, testing and production subsequent to the date of an estimate, as well as economic factors, such as the results of drilling, testing and production subsequent to the date of an estimate, as well as economic factors, such as an increase or decrease in product prices that renders production of such reserves more or less economic, may justify revision of such estimates. Accordingly, reserve estimates are different from the quantities of oil and gas that are ultimately recovered.

PRODUCTIVE WELLS AND ACREAGE

      During the fiscal year ended December 31, 1997, neither the Company nor its subsidiaries and their predecessors completed any productive or non-productive wells, The following table sets forth the approximate number of gross productive wells and net productive wells owned by the Company as of December 31, 1997.

                                           Gross     Net
                                           -----    -----
                     Texas Panhandle...     15       1.16
                     Texas Upper Gulf
                     Coast.............      5       2.58
                     Texas Lower Gulf
                     Coast.............      3       1.75
                                           -----    -----
                                 Total      23       5.49


      The following table shows, by geologic region, the approximate leasehold acreage and royalty and mineral acreage of the Company as of December 31, 1997:

                           Leasehold Acreage                          Royalty and Mineral Acreage
                  ----------------------------------------      ----------------------------------------
                                         Non-Producing/                               Non-Producing/
                                         Undeveloped                                    Undeveloped
                     Producing            Acreage(1)               Producing            Acreage(1)
                  -----------------   --------------------      -----------------   --------------------
   Region          Gross      Net      Gross         Net         Gross      Net      Gross         Net
-------------     -------   -------   -------      -------      -------   -------   -------      -------
Texas Panhandle     5,152       317      --           --           --        --        --           --

Texas Upper ...      --        --        --           --           --        --         150(2)        12
Gulf Coast ....     2,520     1,365      --           --           --        --         765(3)       765

TexasLower
Gulf Coast ....       440       215      1571          393         --        --        --           --
                  -------   -------   -------      -------      -------   -------   -------      -------
    Total .....     8,112     1,897     1,925 (5)    1,925 (5)     --        --         915          777
                  =======   =======   =======      =======      =======   =======   =======      =======

--------------

      (1) Undeveloped Acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not such acreage contains proved reserves.

      (2) Mineral Fee.

      (3) The Company owns an approximate 1.5% overriding royalty interest and a 6.125% after payout working interest under 765 net acres.

      (4) Reflects Undeveloped Acreage.

DRILLING ACTIVITY

      During 1997, the Company participated in the drilling of one exploratory well in South Texas, which well was subsequently completed as a commercial producer in February 1998. Through its seismic-based business, the Company has earned a 5% interest through casing point in an exploratory well to be drilled in Louisiana during the first quarter of 1998. The Company anticipates that it may incur certain drilling obligations during 1998 with respect to the continued development of its existing oil and gas leasehold position.

PRESENT DRILLING ACTIVITY

      The Louisiana exploratory well, noted above, was drilled during the first quarter of 1998. This drilling activity resulted in a dry hole. No determination has been made whether any additional drilling will result from this activity.

                                    PART II

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

At December 31, 1997, the Company's financial position primarily reflected (i) the Company's ongoing oil and gas operations, and (ii) commencement of the Company's seismic acquisition operations. This was accomplished with the acquisition of Signature in July 1997, and the activation of the Company's Quantum crew in October, 1997. The financial requirements of the Company's oil and gas operations and seismic acquisition operations during fiscal 1997 required the Company to utilize a substantial portion of its current assets, incur additional indebtedness and raise additional capital in order to acquire additional operating assets and initiate its seismic acquisition operations. The Company expects that it will be required to raise additional capital in 1998 to fully implement its business strategy regarding the continued expansion of the seismic acquisition operation.

As of December 31, 1997, the Company reported a $2,292,430 asset relating to deferred tax benefits. This asset consists of the anticipated utilization of the Company's accumulated net operating loss for federal income tax purposes, as a reduction of future taxable income. The value of the deferred tax benefits reflects the amount that the Company believes to be realizable at this time. The Company is confident of the utilization of this asset due to the anticipated revenues to be generated from the commencement of operations by Quantum. As the Company's operations expand and additional revenues are generated, the Company will review its valuation of the deferred tax benefits and make adjustments when necessary.

SEISMIC OPERATIONS

During the fiscal year ended December 31, 1997, the Company began providing seismic acquisition services to the oil and gas industry.

On July 18, 1997, the Company acquired all of the outstanding capital stock of Signature from Gallant Energy, Inc., a Texas corporation ("GEI"), pursuant to the terms of a Stock Purchase Agreement (the "Signature

Agreement") among the Company, Signature, GEI and the sole shareholder of GEI. Signature, based in Houston, Texas, is engaged in the business of providing 2D and 3D seismic surveys of oil and gas properties, focusing on the Permian Basin and the Gulf Coast, with special emphasis on coastal swamp operations. Pursuant to the Signature Agreement, the Company acquired 500 shares of the outstanding common stock of Signature in exchange for 400,000 newly-issued shares of the Company's common stock. The Company, through Signature, also entered into an employment agreement with the sole shareholder of GEI granting options to purchase up to 400,000 shares of the Company's Common Stock at an exercise price of $.75 per share, depending upon the financial performance of Signature during the period from July 18, 1997 to September 30, 1999.

The acquisition by the Company of Signature was accounted for as a purchase, with results of Signature operations included in the Company's financial statements from July 18, 1997 forward. The cost of the Company's investment in Signature is $1,024,800 and the goodwill of $1,834,159 acquired in the purchase is being amortized on a straight line basis over a forty-year period. Amortization expense from the date of acquisition through December 31, 1997 was $21,016. Operations of the Signature crew have been ongoing since July 19, 1997.

The Company's Quantum crew, the equipment for which was purchased in 1996, began operations October 1, 1997. Its initial operations were conducted in Orange County, Texas and consisted of performing a 3D seismic survey of approximately 40 square miles. Operations of the Quantum crew have been ongoing since October 1, 1997.

OIL AND GAS OPERATIONS

Although no longer a core business, the Company continues to conduct its oil and gas operations by acquiring, exploring, exploiting and developing its existing producing and non-producing oil and gas properties, with the goal of increasing cash flow, oil and gas reserves and value for the long-term benefit of the Company's stockholders.

LIQUIDITY AND CAPITAL SOURCES

SEISMIC ACQUISITION OPERATIONS

      The seismic acquisition industry is capital intensive and the Company will need to raise additional capital to implement its business strategy. The cost of sophisticated seismic acquisition equipment has increased significantly over the last several years. The costs of equipping a crew with a state-of-the-art system, such as an I/O System Two, can range from approximately $4 to $10 million. The Company's ability to expand its business operations is dependent upon the availability of internally generated cash flow and external financing alternatives. Such financing may consist of bank or commercial debt, forward sales of production, equity or debt securities or any combination thereof. There can be no assurance that the Company will be successful in obtaining additional financing when required. Any substantial alteration or increase in the Company's capitalization through the issuance of debt or equity securities or otherwise may significantly decrease the financial flexibility of the Company. Due to the uncertainties respecting the changing market for seismic services, technological changes, and other matters associated with the Company's operations, the Company is unable to estimate the amount of any financing that it may need to acquire, upgrade and maintain seismic equipment and continue its diversification as a full-scale geotechnology enterprise. If the Company is unable to obtain such financing when needed, it will be forced to curtail its business objectives, and to finance its business activities with only such internally generated funds as may then be available.

INCREASED CURRENT ASSETS AND INCREASED CASH

      At December 31, 1997, the Company's current assets were $6,809,823 compared with $1,224,254 at December 31, 1996. This increase partially reflects the Company's initiation of its seismic acquisition operations and an increased cash position. As a reflection of the Company's shift in business activity, the carrying value of the Company's inventory of oil and gas leases held for resale was $0 at December 31, 1997, compared to $597,822 at December 31, 1996. Cash on hand at December 31, 1997 totaled $2,212,681, compared with $413,935 as of December 31, 1996. The Company's increased cash position partially reflects the proceeds the Company received from the closing of a private placement of $7,000,000 in July, 1997, the exercise of certain warrants to purchase shares of Common Stock in December 1997, and the commencement of the Company's seismic acquisition activities.

INCREASED PROPERTY AND EQUIPMENT

      At December 31, 1997, the Company's property and equipment accounts were $17,314,325 compared with $3,881,648 at December 31, 1996. This increase reflects the Company's continuing purchases of seismic acquisition equipment and the acquisition of Signature.

INCREASED OTHER ASSETS

      At December 31, 1997, the Company's other assets were $4,378,848, compared with $1,898,374 at December 31, 1996. This increase partially reflects the increase in the Company's deferred tax asset from $1,620,000 at December 31, 1996 to $2,292,430 at December 31, 1997, and the recording of $1,949,626 of goodwill associated with the acquisition of Signature.

RESULTS OF OPERATIONS

      Operating revenue during the fiscal year ended December 31, 1997 was $9,647,931, compared with $812,850 during the fiscal year ended December 31, 1996. This increase is a result of the Company's seismic acquisition operation which generated revenue of $8,848,842 in fiscal 1997, compared to no revenue in fiscal 1996. Operating expenses totaled $9,994,820 during the year ended December 31, 1997, compared with $2,810,025 during the year ended December 31, 1996. This increase partially reflects $5,563,525 of seismic operating expenses in 1997, as compared to none in 1996, lease abandonments of $364,481 in 1997, compared to $1,450 in 1996 and general and administrative expenses of $2,441,581 in 1997 compared to $1,297,474 during 1996. During the year ended December 31, 1997, the Company experienced a net loss of $1,772,817, compared to a net loss of $1,115,820 during the year ended December 31, 1996.

INCREASED CURRENT LIABILITIES AND LONG-TERM DEBT

      At December 31, 1997, the Company's current liabilities were $8,122,626, compared with $3,045,760 at December 31, 1996. This increase reflects the Company's need to continue to borrow additional funds in order to finance the capital needs of its seismic acquisition operation and its continuing oil and gas operations.

      In December 1995, the Company conducted a private placement of (i) 332,968 shares of the Company's Common Stock at a purchase price of $1.50 per share and
(ii) warrants at a purchase price of $.01 per warrant to purchase up to 332,968 additional shares of the Company's Common Stock (the "Private Placement"). During January 1996, net proceeds received from the Private Offering were $125,832.

PRIVATE PLACEMENT AND STOCKHOLDERS EQUITY

      In December 1995, the Company completed a private offering of 332,968 shares of its Common Stock for the purpose of raising funds for operations. Net proceeds received from the private offering during 1996, after deduction of associated expenses, were $125,832. The 332,968 shares were sold at $1.50 per share and 332,968 accompanying warrants sold at $.01 per warrant.

      On July 18, 1997, the Company entered into the Purchase Agreement with the Blackhawk Group. Pursuant to the Purchase Agreement, the Company received $5,500,000 in cash and the exchange of certain indebtedness in the principal amount of $500,000 owed by the Company for the issuance of the following securities to the Blackhawk Group: (i) 5,500,000 newly-issued shares of the Company's Common Stock, (ii) 187,500 newly-issued shares of the Company's Series A convertible preferred stock (which was converted into an aggregate of 2,500,000 shares of common stock on November 24, 1997) and (iii) Shadow Warrants to purchase up to an additional 7,104,103 shares (subject to adjustment) of Common Stock at a price of $.20 per share. As a result of the Purchase Agreement, certain changes to the membership of the Company's Board of Directors and officers were made effective July 18, 1997.

      On July 24, 1997, Blackhawk invested an additional $1,000,000 in cash for 100,000 shares of the Company's newly-issued Series B Preferred Stock. The Series B Preferred Stock was automatically converted into an aggregate of 1,333,333 shares of Common Stock on January 1, 1998.

      The number of issued and outstanding shares of the Company's Common Stock at December 31, 1997 increased to 16,598,483 from 4,953,288 at December 31, 1996. The increase in the number of outstanding shares reflects the completion of the July 1997 private placement, the acquisition of Signature, and the exercise of certain warrants to purchase shares of Common Stock.

TAX NET OPERATING LOSS CARRYFORWARDS

      At December 31, 1997, the Company had approximately $9,244,955 of tax net operating loss ("NOL") carryforwards and $246,000 in tax credit carryforwards that expire from 1999 through 2012. Section 382 of the Internal Revenue Code of 1986, as amended, limits the availability of the losses and credits remaining unused on the date of a change of ownership of more than 50% of the Company's Common Stock. The limitation, if applied, would limit the utilization of such carryforwards in each taxable year to an amount equal to the product of the federal long-term tax-exempt bond rate prescribed by the Internal Revenue Service times the fair market value of all of the Company's Common Stock at the time of the ownership change. The Company believes that the issuances of Common Stock in conjunction with the July 1997 Private Placement and the Signature acquisition triggered the limitation under Section 382.

ITEM 7.  FINANCIAL STATEMENTS.

      See page F-0 for Index to Financial Statements. The Financial Statements were previously filed on March 31, 1998, and are only being filed to correct a typographical error of the number of outstanding shares as of December 31, 1997.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GEOKINETICS INC.

Date: April 14, 1998          By:   \s\ JAY D. HABER
                                        Jay D. Haber, Chief Executive Officer
                                        (Principal Executive Officer)


                               By:   \s\ THOMAS J. CONCANNON
                                         Thomas J. Concannon
                                         Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities* and on the dates indicated:

SIGNATURE                  TITLE                      DATE

\s\ JAY D. HABER           Director and Chief         April 14, 1998
    Jay D. Haber           Executive Officer

\s\ THOMAS J. CONCANNON    Vice President and         April 14, 1998
    Thomas J. Concannon    Chief Financial Officer

\s\ STEVEN A. WEBSTER      Director                   April 14, 1998
    Steven A. Webster

\s\ WILLIAM R. ZIEGLER     Director                   April 14, 1998
    William R. Ziegler

\s\ CHRISTOPHER M. HARTE   Director                   April 14, 1998
    Christopher M. Harte

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

  Common stock, $.01 par value, 100,000,000 shares
      authorized, 16,598,483 shares outstanding at
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