Form 10QSB
period 1998-03-31
GEOKINETICS INC
filed 1998-05-15
CIK 314606

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  MARCH 31, 1998
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to________________

Commission File Number 0 -9268

                                GEOKINETICS INC.
        (Exact name of small business issuer as specified in its charter)


                    DELAWARE                         94-1690082
         (State or other jurisdiction of
          incorporation or organization) (I.R.S. Employer Identification Number)

5555 SAN FELIPE, SUITE 780  HOUSTON, TEXAS                           77056
        (Address of principal executive offices)                   (Zip Code)

Small Business Issuer's telephone number, including area code   (713) 850-7600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  [X]            No   [ ]

On March 31, 1998, there were 18,326,816 shares of Registrant's common stock ($.01 par value) outstanding.

                                GEOKINETICS INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                          PAGE NO.

         Item 1. Financial Statements  . . . . . . . . . . . . . . . . . .. .3

                  Condensed Statements of Financial Position
                           March 31, 1998  and December 31, 1997 . . . . .. .3

                  Condensed Statements of Operations
                           Three Months Ended
                                         March 31, 1998 and 1997. . . . .  . 5

                  Condensed Statements of Cash Flows
                           Three  Months Ended
                           March 31, 1998  and 1997 . . . . . . . . . . .  . 6

                  Notes to Interim Financial Statements . . . . . . . . .  . 7


         Item 2.  Management's Discussion and
                           Analysis of Plan of Operation  . . . . . . . .  . 8


PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .. 10

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                GEOKINETICS INC.
                   Condensed Statements of Financial Position

                                     ASSETS

                                                             March 31      December 31
                                                               1998           1997
                                                             Unaudited        (*)
                                                             -----------   -----------
Current Assets:
    Cash .................................................   $ 1,004,202   $ 2,055,564
    Cash-restricted ......................................       107,129       157,117
   Earnest money deposits ................................     1,000,000             0
   Receivables ...........................................     4,523,231     4,218,234
    Prepaid expenses .....................................       270,084       367,687
    Accrued interest .....................................           395        11,221
                                                             -----------   -----------
        Total Current Assets .............................     6,905,041     6,809,823

Property and Equipment:
    Proved oil and gas Properties (net of depletion) .....       704,510       708,353
    (successful efforts method for oil and gas properties)
    Equipment (net of depreciation) ......................    16,079,095    16,454,416
    Buildings (net of depreciation) ......................       128,106       128,106
    Land .................................................        23,450        23,450
                                                             -----------   -----------
        Total  Property and Equipment ....................    16,935,161    17,314,325

Other Assets:
    Deferred tax benefit .................................     2,292,430     2,292,430
    Deferred charges .....................................        58,535        60,316
    Restricted investments ...............................       106,700        71,700
    Deposits on software and equipment ...................        74,820         4,776
    Patronage stock, Organization fees, Non-compete Fees .        25,731             0
    Goodwill .............................................     4,965,483     1,949,626
                                                             -----------   -----------
        Total Other Assets ...............................     7,523,699     4,378,848
                                                             -----------   -----------
            Total Assets .................................   $31,363,901   $28,502,996
                                                             ===========   ===========

*CONDENSED FROM AUDITED FINANCIAL STATEMENTS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                     March 31          December 31
                                                                                                       1998                1997
                                                                                                    Unaudited               (*)
                                                                                                   ------------        ------------
Current Liabilities:
    Current maturities of long-term debt ...................................................       $  3,394,984        $  3,463,660
    Accounts payable .......................................................................          2,420,453           2,282,037
    Accrued liabilities ....................................................................          1,251,398           1,049,119
    Customer deposit .......................................................................             35,000                   0
    Notes payable ..........................................................................          2,172,281             896,686
    Due to officer .........................................................................            180,213             164,206
    Advances for lease bank ................................................................            260,500             260,500
    Site restoration costs .................................................................              6,418               6,418
                                                                                                   ------------        ------------
        Total Current Liabilities ..........................................................          9,721,247           8,122,626

Long-Term Liabilities:
    Long-term debt, net of current maturities ..............................................         11,679,530          12,129,420
    Deferred income tax ....................................................................            290,946                   0
                                                                                                   ------------        ------------
        Total  Liabilities .................................................................         21,691,723          20,252,046

Stockholders' Equity:
    Preferred stock, Series B, $10 par value, 100,000 shares authorized, issued and outstanding at 12/31/97, converted into 1,333,333 shares of common stock
       on 1/01/98 ..........................................................................                  0           1,000,000
    Common stock , $.01 par value, 100,000,000 shares

       authorized, 18,326,816 shares outstanding at

       3/31/98, and 16,598,483 shares outstanding at
       12/31/97 ............................................................................            183,268             165,985
    Additional paid in capital .............................................................         16,039,486          14,017,394
    Accumulated deficit ....................................................................         (6,550,576)         (6,932,429)
                                                                                                   ------------        ------------
        Total Stockholders' Equity .........................................................          9,672,178           8,250,950
                                                                                                   ------------        ------------
            Total Liabilities and Stockholders' Equity .....................................       $ 31,363,901        $ 28,502,996
                                                                                                   ============        ============

* CONDENSED FROM AUDITED FINANCIAL STATEMENTS

                                GEOKINETICS INC.
                       Condensed Statements of Operations

                                                      Three Months Ended
                                                            March 31
                                                           (unaudited)
                                                   ----------------------------
                                                       1998            1997
                                                   ------------     -----------
Revenues:
    Seismic revenues ..........................       5,691,339               0
    Oil and gas sales .........................    $     49,745     $   125,961
    Operating fees ............................          57,424          57,493
                                                   ------------     -----------
                           Total Revenues .....       5,798,508         183,454

Expenses:
    General and administrative ................    $  1,124,093     $   197,958
    Seismic operating expenses ................       2,876,523               0
    Lease operating expenses ..................          80,432          58,955
    Amortization expense ......................          47,769           4,983
    Depletion expense .........................           3,843          14,814
    Depreciation expense ......................         846,100             669
                                                   ------------     -----------
        Total Expenses ........................       4,978,760         277,379
                                                   ------------     -----------
    Income (Loss) from operations .............         819,748         (93,925)

Other Income (Expense):
     Interest income ..........................          17,002             170
     Other income .............................           4,900               0
     Interest expense .........................        (459,797)       (188,685)
                                                   ------------     -----------
        Total Other Income ....................        (437,895)       (188,515)

Income (Loss) before provision
  for income tax ..............................    $    381,853     $  (282,440)

Provision for income tax ......................               0          87,000
                                                   ------------     -----------
    Total income tax ..........................               0          87,000
                                                   ------------     -----------
 Net Income (Loss) ............................    $    381,853     $  (195,440)
                                                   ============     ===========
Earnings (Loss) per share .....................    $       0.02     $     (0.04)
                                                   ============     ===========
Weighted average common shares
  and equivalents outstanding .................      18,326,816       4,953,288
                                                   ============     ===========

                                GEOKINETICS INC.
                       Condensed Statements of Cash Flows

                                                              Three Months Ended
                                                                   March 31
                                                                 (unaudited)
                                                           ------------------------
                                                               1998         1997
                                                           -----------    ---------
Cash flows from operating activities:
    Cash received from customers .......................   $ 6,854,232    $ 288,396
    Interest and dividends received ....................        27,828          170
    Cash paid to suppliers and employees ...............    (4,366,208)    (242,158)
    Interest paid ......................................      (501,166)    (179,800)
                                                           -----------    ---------
        Net cash used by operating activities ..........     2,014,686     (133,392)
                                                           -----------    ---------
Cash flows from investing activities:
    Net deposits paid out ..............................        (4,700)           0
    Payments for purchase of property and equipment ....      (164,305)           0
    Acquisition of Reliable Exploration, Incorporated ..    (1,190,430)           0
    Earnest Money for acquisition of GDC ...............    (1,000,000)           0
                                                           -----------    ---------
        Net cash provided (used) by investing activities    (2,359,435)           0
                                                           -----------    ---------
Cash flows from financing activities:
    Proceeds from short-term debt ......................     1,500,000            0
    Principal payments on long-term debt ...............    (2,018,621)     (81,677)
    Principal payments on short-term debt ..............      (224,404)           0

    Principal payments on loans from officers ..........       (13,577)           0
                                                           -----------    ---------
        Net cash (used) by financing activities ........      (756,602)     (81,677)
                                                           -----------    ---------
Net  (decrease) in cash ................................    (1,101,351)    (215,069)

Cash, beginning of period ..............................     2,212,681      413,935
                                                           -----------    ---------
Cash, end of period ....................................   $ 1,111,330    $ 198,866
                                                           ===========    =========

NOTES TO INTERIM FINANCIAL STATEMENTS

1.       METHOD OF PRESENTATION

         The interim financial statements contained herein have been prepared in accordance with the instructions to Form 10-QSB and include all adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position and results of operations for the interim period reported. The financial statements are condensed and should be read in conjunction with the financial statements and related notes included in the Registrant's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1997. A summary of accounting policies and other significant information is included therein.

2.       LONG TERM DEBT

         At March 31, 1998, the Company's long-term debt was $15,074,514 including $3,394,984 which represents current maturities. Long-term debt consists primarily of (i) a note to a financial institution, bearing interest at prime plus 1-1/2%, in the amount of $4,350,045, (ii) a note to Input/Output, Inc., bearing interest at 12%, in the amount of $7,389,917, representing indebtedness incurred by Signature Geophysical Services, Inc. to acquire geophysical acquisition equipment and (iii) a note to Input/Output, Inc., bearing interest at 10%, in the amount of $2,809,664 representing indebtedness incurred by Quantum Geophysical, Inc. to acquire geophysical acquisition equipment.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

                       (Three Months Ended March 31, 1998)

GENERAL

         At March 31, 1998, the Company's financial position reflects (i) the Company's ongoing oil and gas operations, and (ii) the seismic services being conducted by Quantum Geophysical, Inc., Signature Geophysical Services, Inc. and Reliable Exploration, Inc. On January 26, 1998, the Company completed the acquisition of the issued and outstanding capital stock of Reliable Exploration, Inc., a Billings, Montana-based provider of 3-D seismic acquisition services. The Company is presently operating four seismic acquisition crews, consisting of two Input/Output, Inc. System Two's and two Texas Instruments DFSV crews, with a total seismic recording capacity of approximately 7,000 channels. All of the Company's crews are operating in the United States, with two performing seismic acquisition services in the Gulf Coast region and two performing such services in the Rocky Mountain region. It is the Company's intention to field a fifth seismic crew, with recording capacity of 3,000 channels, during the second quarter of 1998. This will be accomplished by purchasing additional equipment from Input/Output, Inc.

RESULTS OF OPERATIONS

         The Company's revenues increased significantly from $183.5 thousand to $5.8 million during the three months ended March 31, 1998. The increase was attributable to seismic acquisition services which totaled $5.7 million during the three months ended March 31, 1998, compared to $0 in 1997. Revenues attributable to oil and gas sales were down marginally.

         Operating expenses during the three month period increased from $60 thousand in 1997 to $3.0 million in 1998. The increase came about from seismic acquisition operating expenses of $2.9 million in the current quarter, as compared to $0 in the same quarter a year ago. Depreciation and amortization increased from $20 thousand to $898 thousand due primarily to acquisitions of operating companies and increases in capital expenditures over the last nine months associated with the Company's seismic acquisition activities. General and administrative expenses increased from $198 thousand in the first quarter of 1997 to $1.1 million in the first quarter of 1998 due to significant personnel increases and costs associated with the repositioning of the Company as a provider of seismic acquisition services to the oil and gas industry. Interest expense increased from $187 thousand to $460 thousand. The increased interest cost is a result primarily from additional equipment financing required for the growth of the Company's seismic acquisition activities.

LIQUIDITY AND CAPITAL RESOURCES

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

         At March 31, 1998, the Company had cash balances of $1.0 million. The Company feels this cash and the anticipated cash flow from its seismic acquisition operations are sufficient to meet the working capital requirements of its seismic acquisition operations for the foreseeable future.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                           None.

         (b)      Reports on Form 8-K:

                  On February 10, 1998, the Registrant filed a Current Report on Form 8-K to report the acquisition of Reliable Exploration, Incorporated (Item 2). No financial statements were included in such Form 8-K.

                                    SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                       GEOKINETICS INC.
                                                       (Registrant)


Date:  May 14, 1998                                    /s/ JAY D. HABER
                                                           Jay D. Haber
                                                       Chief Executive Officer


                                                       /s/THOMAS J. CONCANNON
                                                          Thomas J. Concannon
                                                       Vice President and CFO