Form 10QSB
period 1998-06-30
GEOKINETICS INC
filed 1998-08-14
CIK 314606

SECURITIES AND EXCHANGE COMMISSION.

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1998

                                      OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to __________

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

                                 Yes [X] No [ ]

On June 30, 1998, there were 19,326,816 shares of Registrant's common stock ($.01 par value) outstanding.

                               GEOKINETICS INC.

                                    INDEX


PART I.     FINANCIAL INFORMATION                                  PAGE NO.

            Item 1. Financial Statements  . . . . . . . . . . . . . . . . .    4

                  Condensed Statements of Financial Position
                        June 30, 1998 and December 31, 1997 . . . . . . . .    4

                  Condensed Statements of Operations
                        Three Months and Six Months Ended
                           June 30, 1998 and 1997 . . . . . . . . . . . . .    6

                  Condensed Statements of Cash Flow
                        Three  Months Ended
                        June 30, 1998  and 1997 . . . . . . . . . . . . . .    7

                  Notes to Interim Financial Statements . . . . . . . . . .    8

                  Pro forma Financial Statements Information. . . . . . . .    9

            Item 2.  Management's Discussion and
                        Analysis or Plan of Operation . . . . . . . . . . .   10


PART II.    OTHER INFORMATION

            Item 5. Other Information. . . . . . . . . . . . . . . . . . .    12

            Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . .  13

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                GEOKINETICS INC.
                   Condensed Statements of Financial Position

                                     ASSETS
                                                      June 30        December 31
                                                        1998            1997
                                                      Unaudited          (*)
                                                     -----------     -----------
Current Assets:
   Cash ........................................     $ 6,554,457     $ 2,055,564
   Cash-restricted .............................          49,145         157,117
   Receivables .................................       9,789,245       4,218,234
   Prepaid expenses ............................         357,261         367,687
   Accrued interest ............................             395          11,221
                                                     -----------     -----------

        Total Current Assets ...................      16,750,503       6,809,823

Property and Equipment:
    Proved oil and gas Properties (net of
      depletions (successful efforts
      method for oil and gas properties ........         700,667         708,353
    Equipment (net of depreciation) ............      27,197,720      16,454,416
    Buildings (net of depreciation) ............         262,645         128,106
    Land .......................................          23,450          23,450
                                                     -----------     -----------
        Total  Property and Equipment ..........      28,184,482      17,314,325

Other Assets:
    Deferred tax benefit .......................       2,236,077       2,292,430
    Deferred charges ...........................         273,178          60,316
    Restricted investments .....................         106,700          71,700
    Deposits ...................................          74,720           4,776
    Other ......................................          13,194               0
    Goodwill ...................................      32,425,812       1,949,626
                                                     -----------     -----------
        Total Other Assets .....................      35,129,681       4,378,848
                                                     -----------     -----------
            Total Assets .......................     $80,064,666     $28,502,996
                                                     ===========     ===========

* CONDENSED FROM AUDITED FINANCIAL STATEMENTS.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         June 30       December 31
                                                          1998            1997
                                                        Unaudited         (*)
                                                       ------------    ------------
Current Liabilities:
    Current maturities of  long-term debt ..........   $  4,201,775    $  3,463,660
    Accounts payable ...............................      5,628,302       2,282,037
    Accrued liabilities ............................      2,853,094       1,049,119
    Customer deposit ...............................         30,000               0
    Notes payable ..................................      1,543,965         896,686
    Due to officer and shareholders ................        208,433         164,206
    Advances for lease bank ........................        260,500         260,500
    Site restoration costs .........................          6,418           6,418
                                                       ------------    ------------
        Total Current Liabilities ..................     14,732,487       8,122,626

Long -Term Liabilities:
    Long- term debt (Net of OID of
     $ 8,902,755)...................................     42,391,573      12,129,420
    Deferred income tax ............................        222,045               0
                                                       ------------    ------------

        Total  Liabilities .........................     42,613,618      20,252,046

Stockholders' Equity:
   Preferred stock, Series B, $10 par value,
     100,000 shares authorized, issued and
     outstanding at 12/31/97, converted into
     1,333,333 shares of common stock on 01/01/98 ..              0       1,000,000
    Common stock, $.01 par value, 100,000,000 shares
     authorized , 19,326,816 shares outstanding at
     6/30/98, and 18,326,816 shares outstanding at
     12/31/97 ......................................        193,268         165,985
    Additional paid in capital .....................     29,112,401      14,017,394
    Accumulated deficit ............................     (6,587,108)     (6,932,429)
                                                       ------------    ------------
        Total Stockholders' Equity .................     22,718,561       8,250,950
                                                       ------------    ------------
           Total Liabilities and
             Stockholders' Equity ..................   $ 80,064,666    $ 28,502,996
                                                       ============    ============

* CONDENSED FROM AUDITED FINANCIAL STATEMENTS

                                GEOKINETICS INC.
                        Condensed Statement of Operations

                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                    JUNE 30                       JUNE 30
                                                   (unaudited)                   (unaudited)
                                         ---------------------------    ---------------------------
                                             1998            1997           1998           1997
                                         ------------    -----------    ------------    -----------
Revenues:
    Seismic revenues .................   $  5,895,795    $         0    $ 11,587,134    $         0
    Data processing operations .......      2,400,236              0       2,400,236              0
    Oil and gas sales ................         57,213         98,386         106,958        224,347
    Operating fees ...................         57,654         60,025         115,078        117,675
    Gain (loss) on sale of
     asset ...........................              0        (73,441)              0        (73,441)
                                         ------------    -----------    ------------    -----------
        Total Revenues ...............      8,410,898         84,970      14,209,406        268,581

Expenses:
     General and administrative ......   $  1,244,315    $   280,956    $  2,368,408    $   478,914
    Seismic operating expenses .......      3,689,509              0       6,566,032              0
    Data processing expense ..........        636,209              0         636,209              0
    Lease operating expenses .........         69,774         54,925         150,206        114,037
    Amortization expense .............        635,524          4,983         683,294          9,965
    Depletion expense ................          3,843         14,382           7,686         29,196
    Depreciation expense .............        973,417            670       1,819,516          1,339
                                         ------------    -----------    ------------    -----------
        Total Expenses ...............      7,252,591        355,916      12,231,351        633,451
                                         ------------    -----------    ------------    -----------
Income (Loss) from operations ........   $  1,158,307    $  (270,946)   $  1,978,055    $  (364,870)

Other Income:
     Interest income .................         76,515              0          93,517            170
     Other income ....................             10              0           4,910              0
     Interest expense ................     (1,271,365)      (174,821)     (1,731,162)      (359,061)
                                         ------------    -----------    ------------    -----------
          Total Other Income (Expense)     (1,194,840)      (174,821)     (1,632,735)      (358,891)

Income (Loss) before provision
  for income tax .....................   $    (36,533)   $  (445,767)   $    345,320    $  (723,761)
                                         ------------    -----------    ------------    -----------
Net Income (Loss) ....................   $    (36,533)   $  (445,767)   $    345,320    $  (723,761)
                                         ============    ===========    ============    ===========
Earnings (Loss) per Common Share .....   $     (0.002)   $     (0.09)   $       0.02    $     (0.15)
                                         ============    ===========    ============    ===========
Earnings (loss) per
 Share-assuming dilution .............   $     (0.001)   $     (0.05)   $       0.01    $     (0.09)
                                         ============    ===========    ============    ===========
Weighted average Common Shares
  outstanding ........................     19,008,135      4,953,288      18,615,352      4,953,288
                                         ============    ===========    ============    ===========
Fully Diluted Common Shares ..........     42,938,788      8,162,534      42,546,005      8,162,534
                                         ============    ===========    ============    ===========

                             GEOKINETICS INC.
                    Condensed Statements of Cash Flows

                                                         Three Months Ended
                                                             June 30
                                                            (unaudited)
                                                     --------------------------
                                                         1998            1997
                                                     ------------     ---------
Cash flows from operating activities:
    Cash received from customers ................    $  6,687,407     $ 230,837
    Interest and dividends received .............          76,515             0
    Cash paid to suppliers and employees ........      (2,659,463)     (386,311)
    Interest paid ...............................        (467,637)     (216,536)
                                                     ------------     ---------
        Net cash provided (used) by operating
          activities ............................       3,636,822      (372,010)
                                                     ------------     ---------
Cash flows from investing activities:
   Payments for purchase of property and
     equipment ..................................     (10,571,642)            0
   Cash payment for escrow deposit-property
     investment .................................               0           202
   Acquisition of Geophysical Development
     Corporation ................................     (26,000,000)            0
   Acquisition earnest money refunded ...........       1,000,000             0
                                                     ------------     ---------
        Net cash provided (used) by investing
          activities ............................     (35,571,642)          202
                                                     ------------     ---------

Cash flows from financing activities:
    Proceeds from issuance of  long-term debt ...      40,000,000             0
    Proceeds from short-term debt ...............               0       500,000
    Principal payments on long-term debt ........        (937,760)      (79,750)
    Principal payments on short-term debt .......      (1,661,257)            0
    Principal payments on loan to officers ......         (24,696)            0
                                                     ------------     ---------
        Net cash provided (used) by financing
          activities ............................      37,376,287       420,250
                                                     ------------     ---------
Net increase (decrease) in cash .................       5,441,467        48,442

Cash acquired in aquisition .....................          50,805             0
Cash, beginning of period .......................       1,111,330       201,599
                                                     ------------     ---------
Cash, end of period .............................    $  6,603,602     $ 250,041
                                                     ============     =========

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


2.    LONG-TERM DEBT

      At June 30, 1998, the Company's long-term debt was $46,593,348, including $4,201,775 which represents current maturities. Long-term debt is presented net of unamortized original issue discount, totaling $8,902,755. Long-term debt consists primarily of (i) 12% senior subordinated notes, in the amount of $40,000,000, (ii) a note to a financial institution, bearing interest at prime plus 1 1/2 %, in the amount of $4,226,334, (iii) a note to Input/Output Inc., bearing interest at 12%, in the amount of $6,945,409, (iv) a note to Input/Output, Inc. bearing interest at 10%, in the amount of $2,557,117 and (v) a note to a financial institution bearing interest at prime, in the amount of $1,251,230.

                                GEOKINETICS INC.
                  Pro Forma Financial Statement Information
ACQUISITIONS

      On April 30, 1998, the Company completed the acquisition of Geophysical Development Corporation (GDC) pursuant to the terms of a Stock Purchase Agreement, whereby the Company acquired 100% of the outstanding capital stock of GDC in exchange for $26,000,000 in cash and 1,000,000 newly-issued shares of the Company's common stock. GDC is engaged in the business of providing seismic data processing, software and consultation services to the oil and gas industry.

      The acquisition has been accounted for as a purchase and the results of operations of GDC have been included in the consolidated financial statements from the date of acquisition, April 30, 1998. The following represents the unaudited pro forma results of operations as if the acquisition had occurred at the beginning of the second quarter, and therefore includes the results of operations of GDC during the period April 1, 1998 through April 30, 1998. In addition to combining the historical results of operations of the two companies, the pro forma calculations include amortization of goodwill. Excess of cost over the fair value of the assets acquired of $27,967,807 is being amortized on a straight-line basis over 10 years.

                                GEOKINETICS INC.
                           QUARTER ENDED JUNE 30, 1998

                                                    GEOPHYSICAL
                                    GEOKINETICS     DEVELOPMENT
                                        INC.        CORPORATION    ADJUSTMENTS     COMBINED
                                   --------------  -------------  ------------   -----------
Revenues ........................   $  8,410,898    $  2,097,038           0     10,507,936

Seismic Operating Expenses ......     (3,689,509)              0           0     (3,689,509)
General and Administrative ......     (1,244,315)       (253,283)          0     (1,497,598)
Amortization, Depreciation and
Depletion Expense ...............     (1,612,784)        (55,041)   (235,657)    (1,903,482)
Lease Operating Expenses ........        (69,774)              0           0        (69,774)
Other Income ....................             10               0           0             10
Data Processing Expenses ........       (636,209)       (520,263)          0     (1,156,472)
Interest Income .................         76,515          16,114           0         92,629
Interest Expense ................     (1,271,365)         (9,795)   (461,192)    (1,742,352)
Income Tax (expense) Benefit ....              0        (433,422)    156,805       (276,617)
                                    ------------    ------------    --------    -----------

NET INCOME (LOSS) ...............        (36,533)        841,348    (540,043)       264,771
                                    ============    ============    ========    ===========
Earnings (loss) per  common share       $ (0.002)                               $     0.014
                                    ============                                ===========
Earnings (loss) per share .......       $ (0.001)                               $     0.006
Assuming dilution                   ============                                ===========

Weighted average common
  shares  outstanding ...........     19,008,135                                 19,008,135
                                    ============                                ===========
Fully Diluted common shares .....     42,938,788                                 42,938,788
                                    ============                                ===========



ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

      At June 30, 1998, the Company's financial position reflects (i) the seismic acquisition services being conducted by Quantum Geophysical, Inc., Signature Geophysical Services, Inc. and Reliable Exploration, Inc., (ii) the seismic data processing, software and consultation services being provided by Geophysical Development Corporation, and (iii) the Company's ongoing oil and gas operations. On April 30, 1998, the Company completed the acquisition of 100% of the issued and outstanding capital stock of GDC, a Houston, Texas based provider of seismic data processing, software and consultation services.

      At June 30, 1998, the Company was operating four seismic acquisition crews, consisting of two Input/Output, Inc. System Two's and two Texas Instruments DFSV crews, with a total seismic recording capacity of approximately 7,200 channels. All of the Company's crews are operating in the United States, with one performing seismic acquisition services in the Gulf Coast region and three performing such services in the Rocky Mountain region. A fifth seismic acquisition crew, consisting of Input/Output RSR equipment with recording capacity of 3,000 channels, will begin operations during the third quarter of 1998. It is anticipated that this crew will initially be deployed in the Rocky Mountain region of the United States.

RESULTS OF OPERATIONS

      Revenues for the three months ended June 30, 1998 were $8,410,898 as compared to $84,970 for the three months ended June 30, 1997. This increase is attributable to revenues generated by the Company's seismic acquisition operations and revenues attributable to its recently acquired seismic data processing operations. Neither of these lines of business were operational during the three months ended June 30, 1997. Revenues generated by these operations for the three months totaled $8,296,031.

      Operating expenses for the three month period increased from $54,925 in 1997 to $4,395,492 in 1998. This increase is directly attributable to the Company's seismic acquisition operations and newly acquired seismic data processing operations. These operations generated operating expenses of $3,689,509 and $636,209 respectively during the three months ended June 30, 1998. Operating expense as a percentage of revenues was 52% during the period ended June 30, 1998.

      General and administrative expenses for the three months ended June 30, 1998 totaled $1,244,315 as compared to $280,956 for the three months ended June 30, 1997. This increase is due primarily to increased activity in the Company's seismic acquisition operations and expenses related to the Company's recently acquired seismic data processing business.

      Depreciation and amortization expense for the three months ended June 30, 1998 was $1,612,784 as compared to $20,035 for the period ended June 30, 1997. This increase is due to depreciation associated with the Company's seismic acquisition equipment and amortization of goodwill generated by the Company's recent acquisitions. In the same period ending in 1997, depreciation and amortization expense only applied to the Company's oil and gas operations.

      Interest expense (net of interest income) for the three months ended June 30, 1998 was $1,194,840 as compared to $174,821 for the period ended June 30, 1997. This increase is a result of additional equipment financing required for the growth of the Company's seismic acquisition operations and the Company's closing of a $40,000,000 12% senior subordinated debt financing, due 2005, during the three month period ending June 30, 1998. The proceeds from this financing were utilized by the Company to acquire GDC and purchase additional seismic acquisition equipment which will allow the Company to field a fifth seismic crew.

      The Company had a net loss of $36,522, or ($0.002) per share, for the three months ended June 30, 1998 as compared to a net loss of $445,767, or ($0.09) per share for the three month period ended June 30, 1997, resulting primarily from increased revenues as discussed above.


LIQUIDITY AND CAPITAL RESOURCES

On April 30, 1998, the Company completed a private offering of $40,000,000 of seven year 12% senior subordinated notes with an investment group led by DLJ Investment Partners, L.P., an affiliate of Donaldson Lufkin and Jenrette Securities Corporation. Additionally, the Company (i) granted warrants to the note purchasers entitling them to purchase up to an aggregate of 7,618,594 shares of common stock at a price of $2.00 per share, (ii) caused certain of its wholly owned subsidiaries to execute guarantees of the notes pursuant to an indenture executed by the company and (iii) granted certain registration rights in favor of the note holders. The notes call for semi-annual interest payments with principal due at maturity.

      At June 30, 1998, the Company had working capital of $2,018,016, which includes the current portion of long-term debt of $4,201,775. At June 30, 1997 the Company had a working capital deficiency of $1,312,803.

      The seismic acquisition industry is capital intensive and the Company will need to raise additional capital to implement its business stategy. The cost of sophisticated seismic acquisition equipment has increased significantly over the last several year. The Company's ability to expand its business operations is dependent upon the availability of internally generated cash flow and external financing activities. Such financing may consist of bank or commercial debt, forward sales of production, equity or debt securities or any combination thereof. There can be no assurance that the Company will be successful in obtaining additional financing when required. Any substantial alteration or increase in the Company's capitalization through the issuance of debt or equity securities or otherwise may significantly decrease the financial flexibility of the Company. Due to uncertainties regarding the changing market for seismic services, technological changes, and other matters associated with the Company's operations, the Company is unable to estimate the amount of any financing that it may need to acquire, upgrade and maintain seismic equipment and continue it diversification as a full-scale geotechnology enterprise. If the Company is unable to obtain such financing when needed, it will be forced to curtail its business objectives, and to finance its business activities with only such internally generated funds as may then be available.

      On June 30, 1998, the Company had cash balances of $6,603,602. The Company feels this cash and the anticipated cash flow from its seismic acquisition and data processing operations are sufficient to meet the working capital requirements of its seismic acquisition and date processing operations for the foreseeable future.


ITEM 5.  OTHER INFORMATION

      The Company conducts field operations in states under whose statutes certain of the services provided by the Company may be subject to state sales tax. The Company's financial statements currently reflect a liability of $142,734 for such taxes arising from prior operations of a subsidiary. The Company is currently evaluating whether the liability presently recorded sufficiently reflects the ultimate liability resulting from these state sales taxes and whether the former owners of the subsidiary are responsible for such taxes.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

                  None

      (b)   Reports on Form 8-K

                  On May 15, 1998, the Registrant filed a Current Report on Form 8-K to report the acquisition of Geophysical Development Corporation (Item 2) No financial statements were included in such Form 8-K.

                                    SIGNATURE


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       GEOKINETICS INC.
                                        (Registrant)


Date:  August 14, 1998                 /s/ JAY D. HABER
                                           Jay D. Haber
                                           Chairman and Chief Executive Officer


                                      /s/ THOMAS J. CONCANNON
                                          Thomas J. Concannon
                                          Vice President and Chief Financial
                                          Officer