Form 10QSB
period 1998-09-30
GEOKINETICS INC
filed 1998-11-23
CIK 314606

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1998

                                      OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________________

Commission File Number    0-9268

                                GEOKINETICS INC.
        (Exact name of small business issuer as specified in its charter)

               DELAWARE                                 94-1690082
---------------------------------------      -----------------------------------
   (State or other jurisdiction of            (I.R.S. Employer Identification
    incorporation or organization)                        Number)

          5555 SAN FELIPE, SUITE 780  HOUSTON, TEXAS              77056
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

On September 30, 1998, there were 19,332,480 shares of Registrant's common stock ($.01 par value) outstanding.

                               GEOKINETICS INC.

                                    INDEX


PART I.     FINANCIAL INFORMATION                                  PAGE NO.

            Item 1. Financial Statements ..........................    3

                  Condensed Statements of Financial Position
                        September 30, 1998 and December 31, 1997...    3

                  Condensed Statements of Operations
                        Three Months and Nine Months Ended
                        September 30, 1998 and 1997................    5

                  Condensed Statements of Cash Flow
                        Three Months Ended September 30, 1998 and
                         1997 .....................................    6

                  Notes to Interim Financial Statements ...........    7


            Item 2.  Management's Discussion and
                        Analysis or Plan of Operation .............    8


PART II.    OTHER INFORMATION

            Item 6.  Exhibits and Reports on Form 8-K .............   11

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                GEOKINETICS INC.
                   Condensed Statements of Financial Position

                                     ASSETS
                                                     September 30    December 31
                                                        1998            1997
                                                      Unaudited          (*)
                                                     -----------     -----------
Current Assets:
   Cash ........................................     $ 2,941,524     $ 2,055,564
   Cash-restricted .............................          49,145         157,117
   Receivables .................................      12,984,960       4,218,234
   Prepaid expenses ............................         250,660         367,687
   Accrued interest ............................               0          11,221
                                                     -----------     -----------


        Total Current Assets ...................      16,226,289       6,809,823

Property and Equipment:
    Proved oil and gas properties (net of
       depletion)(successful efforts method
       for oil and gas properties) .............         696,824         708,353
    Equipment (net of depreciation) ............      27,807,394      16,454,416
    Buildings (net of depreciation) ............         283,720         128,106
    Land .......................................          23,450          23,450
                                                     -----------     -----------

        Total  Property and Equipment ..........      28,811,388      17,314,325

Other Assets:

    Deferred tax benefit .......................               0       2,292,430
    Deferred charges ...........................         311,141          60,316
    Restricted investments .....................         106,700          71,700
    Deposits ...................................          94,720           4,776
    Other ......................................           9,028               0
    Goodwill ...................................      31,691,497       1,949,626
                                                     -----------     -----------


        Total Other Assets .....................      32,213,086       4,378,848
                                                     -----------     -----------


            Total Assets .......................     $77,250,763     $28,502,996
                                                     ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   September 30      December 31
                                                      1998              1997
                                                    Unaudited            (*)
                                                  ------------     ------------
Current Liabilities:
    Current maturities of long-term debt .....    $  4,320,190     $  3,463,660
    Accounts payable .........................       7,328,414        2,282,037
    Accrued liabilities ......................       4,220,408        1,049,119
    Customer deposit .........................          30,000                0
    Notes payable ............................         402,835          896,686
    Due to officer and shareholders ..........         229,642          164,206
    Advances for lease bank ..................         260,500          260,500
    Site restoration costs ...................           6,418            6,418
                                                  ------------     ------------


        Total Current Liabilities ............      16,798,407        8,122,626

Long -Term Liabilities:
  Long - term debt (Net of OID of $8,726,265)..     41,447,097       12,129,420
  Deferred income tax ........................         222,045                0
                                                  ------------     ------------

         Total Long-Term Liabilities .........      41,669,142       12,129,420


        Total  Liabilities ...................      58,467,549       20,252,046

Stockholders' Equity:
Preferred stock, Series B, $10 par value,
 100,000 shares authorized, issued and
 outstanding at 12/31/97, converted into
 1,333,333 shares of common stock on
 01/01/98 ....................................               0        1,000,000
Common stock, $.01 par value,
 100,000,000 shares authorized,
 19,332,480 shares outstanding at 9/30/98,
 and 18,326,816 shares outstanding at
 12/31/97 ....................................         193,325          165,985
Additional paid in capital ...................      29,112,344       14,017,394
Accumulated deficit ..........................     (10,522,455)      (6,932,429)
                                                  ------------     ------------


        Total Stockholders' Equity ...........      18,783,214        8,250,950
                                                  ------------     ------------

            Total Liabilities and
             stockholders' equity ............    $ 77,250,763     $ 28,502,996
                                                  ============     ============

* CONDENSED FROM AUDITED FINANCIAL STATEMENTS

                                                                    GEOKINETICS INC.
                                                           Condensed Statement of Operations
                                                                 Three Months Ended                       Nine Months Ended
                                                                    September 30                            September 30
                                                                     (unaudited)                             (unaudited)
                                                           --------------------------------        --------------------------------
                                                                1998                1997                 1998               1997
                                                           ------------        ------------        ------------        ------------
Revenues:
    Seismic revenues ...............................       $  5,910,429        $  3,015,635        $ 17,502,463        $  3,015,635
    Data processing operations .....................          3,637,733                   0           6,037,970                   0
    Oil and gas sales ..............................             40,818             117,872             147,776             342,219
    Operating fees .................................             59,593              57,444             174,671             174,099
    Gain (loss) on sale of asset ...................                  0                   0                   0             (73,441)
                                                           ------------        ------------        ------------        ------------

        Total Revenues .............................          9,648,573           3,190,951          23,862,880           3,458,512

Expenses:
    General and administrative .....................       $  1,354,720        $    975,539        $  3,723,127        $  1,453,590
    Seismic operating expenses .....................          4,921,581           1,989,565          11,487,582           1,989,565
    Data processing expense ........................          1,190,786                   0           1,826,995                   0
    Lease operating expenses .......................             94,620              61,701             244,826             175,581
    Amortization expense ...........................            920,796              15,266           1,604,091              25,231
    Depletion expense ..............................              3,843              14,598              11,529              43,795
    Depreciation expense ...........................          1,321,410             340,079           3,140,927             341,418
                                                           ------------        ------------        ------------        ------------

        Total Expenses .............................          9,807,756           3,396,748          22,039,077           4,029,180
                                                           ------------        ------------        ------------        ------------

Income (Loss) from operations ......................       $   (159,183)       $   (205,797)       $  1,823,803        $   (570,668)

Other Income:
     Interest income ...............................             75,511              31,871             169,028              32,041
     Other income ..................................                800                   0                 810                   0
     Interest expense ..............................         (1,616,428)           (392,538)         (3,347,590)           (761,187)
                                                           ------------        ------------        ------------        ------------
          Total Other Income
           (Expense) ...............................         (1,540,117)           (360,667)         (3,177,752)           (729,146)

Income (Loss) before provision
  for income tax ...................................         (1,699,300)           (566,464)         (1,353,949)         (1,299,814)

Provision for income tax ...........................          2,236,077            (150,000)          2,236,077            (375,000)
                                                           ------------        ------------        ------------        ------------

Net Income (Loss) ..................................       $ (3,935,377)           (416,464)       $ (3,590,026)           (924,814)
                                                           ============        ============        ============        ============

Earnings (Loss) per Common
 Share .............................................       $      (0.20)       $      (0.04)       $      (0.19)       $      (0.14)
                                                           ============        ============        ============        ============

Earnings (Loss) per
Share-assuming dilution ............................       $      (0.09)       $      (0.02)       $      (0.09)       $      (0.06)
                                                           ============        ============        ============        ============

Weighted average Common Shares
  outstanding ......................................         19,328,047           9,764,402          18,855,528           6,574,616
                                                           ============        ============        ============        ============

Fully Diluted Common Shares ........................         43,469,085          24,028,818          38,795,557          15,198,058
                                                           ============        ============        ============        ============

                             GEOKINETICS INC.
                    Condensed Statements of Cash Flows


                                                        Three Months Ended
                                                           September 30
                                                            (unaudited)
                                                     --------------------------
                                                         1998           1997
                                                     -----------    -----------
Cash flows from operating activities:
    Cash received from customers .................   $ 6,453,658    $ 2,385,352
    Interest and dividends received ..............        75,905         31,871
    Cash paid to suppliers and employees .........    (5,613,091)    (3,810,558)
    Interest paid ................................      (407,730)      (411,756)
                                                     -----------    -----------

        Net cash provided (used) by operating
         activities ..............................       508,742     (1,805,091)
                                                     -----------    -----------

Cash flows from investing activities:
   Payments for purchase of property and
    equipment ....................................    (1,957,984)    (4,042,378)

Cash flows from financing activities:
    Proceeds from issuance of stock, net .........             0      6,481,160
    Proceeds from issuance of  long-term debt ....             0      3,292,427
    Principal payments on long-term debt .........    (1,002,551)      (520,487)
    Principal payments on short-term debt ........    (1,141,099)      (939,453)
    Lease bank payments ..........................             0       (655,593)
    Principal payments on loan from officers .....       (20,041)       (31,130)
                                                     -----------    -----------

        Net cash provided (used) by financing
         activities ..............................    (2,163,691)     7,626,924
                                                     -----------    -----------

Net increase (decrease) in cash ..................    (3,612,933)     1,779,455


Cash, beginning of period ........................     6,603,602        268,805
Cash deficit from acquired subsidiary ............             0        (18,404)
                                                     -----------    -----------


Cash, end of period ..............................   $ 2,990,669    $ 2,029,856
                                                     ===========    ===========

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


2.    LONG-TERM DEBT

      At September 30, 1998, the Company's long-term debt was $45,767,287, including $4,320,190 which represents current maturities. Long-term debt is presented net of unamortized Original Issue Discount, totaling $8,726,265. Long-term debt consists primarily of (i) 12% senior subordinated notes, in the amount of $40,000,000, (ii) a note to a financial institution, bearing interest at prime plus 1 1/2 %, in the amount of $4,134,762, (iii) a note to Input/Output Inc., bearing interest at 12%, in the amount of $6,487,432, (iv) a note to Input/Output, Inc. bearing interest at 10%, in the amount of $2,302,254 and (v) a note to a financial institution bearing interest at prime, in the amount of $1,081,103.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


GENERAL

      At September 30, 1998, the Company's financial position reflects (i) the seismic acquisition services being conducted by Quantum Geophysical, Inc., Signature Geophysical Services, Inc. and Reliable Exploration, Inc., (ii) the seismic data processing, software and consultation services being provided by Geophysical Development Corporation, and (iii) the Company's ongoing oil and gas operations.

      The company added an additional seismic acquisition crew to its fleet during the quarter. This additional crew consists of Input/Output RSR equipment with recording capacity of 3,000 channels and was deployed in the Rocky Mountain region of the United States. As a result, at September 30, 1998, the Company was operating five seismic acquisition crews consisting of three Input/Output System Two's and two Texas Instrument DFSV crews, with a total seismic recording capacity of approximately 10,200 channels. All of the Company's crews are operating in the United States, with one performing seismic acquisition services in the Gulf Coast region and four performing such services in the Rocky Mountain region.

RESULTS OF OPERATIONS

      Revenues for the three months ended September 30, 1998 were $9,648,573 as compared to $3,190,151 for the three months ended September 30, 1997. This increase is attributable to revenues generated by the Company's ongoing seismic acquisition operations and seismic data processing operations. The Company was not in the seismic data processing business during the quarter ended September 30, 1997. Revenues generated by seismic data processing during the three month period ending September 30, 1998 totaled $3,637,733.

      Operating expenses for the three month period increased from $2,051,266 in 1997 to $6,206,987 in 1998. This increase is attributable to an increased number of seismic acquisition crews being operational and the operating expenses associated with the seismic data processing business which was not reflected in the September 30, 1997 quarter. Operating expenses as a percentage of revenue were 64% during the period ended September 30, 1998.

      General and administrative expenses for the three months ended September 30, 1998 totaled $1,354,720 as compared to $975,539 for the three months ended September 30, 1997. This increase is due primarily to increased activity associated with the Company's seismic acquisition operations and expenses related to the Company's seismic data processing business which is not reflected in the September 30, 1997 period.

      Depreciation and amortization expense for the three months ended September 30, 1998 was $2,246,049 as compared to $369,943 for the period ended September 30, 1997. This increase is due to depreciation expense associated with the Company's seismic acquisition equipment for its five crews and amortization of goodwill generated by the Company's recent acquisitions. In the same period ending in 1997, depreciation and amortization expense applied to only one seismic acquisition crew and the Company's oil and gas operations.

      Interest expense (net of interest income) for the three months ended September 30, 1998 was $1,540,117 as compared to $360,667 for the period ended September 30, 1997. This increase is a result of additional equipment financing required for the growth of the Company's seismic acquisition operations and the Company's closing a $40,000,000 12% senior subordinated debt financing, due 2005, during April of this year. The proceeds from this financing were utilized by the Company to acquire Geophysical Development Corporation and purchase additional seismic acquisition equipment which allowed the Company to field a fifth seismic acquisition crew during the three month period ending September 30, 1998.

      Income tax expense for the three months ended September 30, 1998 was $2,236,077, compared to an income tax benefit of $150,000 for the three-month period ended September 30, 1997. See Item 5 below regarding the Company's decision to increase the valuation allowance against the deferred tax benefit which the Company carried on its balance sheet as of December 31, 1997.

      The Company had a net loss of $3,935,377, or ($0.20) per share, for the three months ended September 30, 1998 as compared to a net loss of $416,464, or ($0.04) per share for the three month period ended September 30, 1997, resulting primarily from increased interest costs and goodwill associated with the Company's recent acquisitions.


LIQUIDITY AND CAPITAL RESOURCES

      On April 30, 1998, the Company completed a private offering of $40,000,000 12% senior subordinated debt financing from an investment group led by DLJ Investment Partners, L.P., an affiliate of Donaldson Lufkin and Jenrette Securities Corporation. Additionally, the Company (i) granted warrants to the Investment Group entitling them to purchase up to an aggregate of 7,618,594 shares of common stock at a price of $2.00 per share, (ii) caused certain of its wholly owned subsidiaries to execute guarantees of the notes pursuant to an Indenture executed by the parties and (iii) granted certain registration rights in favor of the note holders with respect to the notes. The notes call for semi-annual interest payments and principal due at maturity.

      At September 30, 1998, the Company had a working capital deficiency of $572,118, which includes the current portion of long-term debt of $4,320,190. At September 30, 1997 the Company had a working capital deficiency of $2,452,590.

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

      A customer of a subsidiary of the Company has defaulted on payment of a $2.8 million obligation to such subsidiary. The Company has filed suit against the customer and certain related parties and believes that it will collect a significant portion of the obligation owed. The Company is negotiating to obtain a line of credit which will be secured by the accounts receivable and equipment of certain of its subsidiaries. The Company believes that the line of credit will be completed by November 30, 1998, and will substantially improve the Company's short-term liquidity.

      On September 30, 1998, the Company had cash balances of $2,990,669. The Company feels this cash, anticipated cash flow from its seismic acquisition and data processing operations, and the proceeds from the line of credit will be sufficient to meet the working capital requirements of its seismic acquisition and data processing operations for the foreseeable future.


ITEM 5.  OTHER INFORMATION

      The Company conducts field operations in states under whose statutes certain of the services provided by the Company may be subject to state sales tax. The Company's financial statements currently reflect a liability of $142,734 for such taxes arising from prior operations of a subsidiary. The Company has determined that its subsidiary collected sales taxes from customers and failed, in certain instances, to remit such taxes to the appropriate taxing authorities. The Company is in the process of making the necessary tax filings and intends to poursue the former owners of the subsidiary for the entire liability which the subsidiary is obligated to pay.

      The Company is evaluating the impact of the year 2000 on its computer systems in both operating and financial applications and has developed an action plan which includes a task force to evaluate the Company's major vendors' year 2000 compliance. The Company is in the process of installing a new, previously planned general ledger system that will be year 2000 compliant. The Company believes the impact of the year 2000 and related costs of compliance will not have any material impact on its operations or liquidity.

      The Company has evaluated the deferred tax benefit of $2,236,077 which has been reflected on its balance sheet in accordance with the provisions of FASB
109. As of December 31, 1997, the Company had $8,630,714 of net operating losses available to carryforward against taxable income in future years. The computed benefit of such losses at the statutory tax rate, including tax credits available at December 31, 1997, was $3,180,211. A valuation allowance of $944,134 was established to reflect the tax benefit of the loss carryforward which would expire if no taxable income was recognized through the year ending December 31, 2001. Because of the current conditions in the Company's sector of the oil industry, and because the Company does not expect taxable income for the fiscal year ending December 31, 1998, the Company's management believes that, based upon the weight of currently available evidence, the Company should increase the valuation allowance to the full amount of the computed tax benefit. This results in a current period income tax expense of $2,236,077, or $.012 per share.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

                  None

      (b)   Reports on Form 8-K

                  On August 31, 1998, The Registrant filed the financial statements to its current report on Form 8-K regarding the acquisition of Geophysical Development Corporation.

                                    SIGNATURE


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          GEOKINETICS INC.
                                          (Registrant)


Date:  November 16, 1998                  /s/ JAY D. HABER
                                          Jay D. Haber
                                          Chairman and Chief Executive Officer


                                          /s/ THOMAS J. CONCANNON
                                          Thomas J. Concannon
                                          Vice President and Chief Financial
                                           Officer