Form 10KSB40
period 1998-12-31
GEOKINETICS INC
filed 1999-04-01
CIK 314606

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
      |X|           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 1998

                                         OR

      |_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 0-9268

                                GEOKINETICS INC.
        (Exact name of small business issuer as specified in its charter)

                   Delaware                               94-1690082
         -------------------------------              --------------------
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)               Identification No.)

         5555 San Felipe, Suite 780
                 Houston, Texas                             77056
         -------------------------------              --------------------
    (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (713) 850-7600

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes __X___   No ____.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

     Registrant's revenues for its most recent fiscal year were $33,062,340.

     As of December 31, 1998, 19,332,480 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately $3,861,886 based on the last reported sales price of such stock on that date.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Documents incorporated by reference: None.

--------------
This Report omits Items 6 and 7, which will be filed as an amendment to this Form 10-KSB

                                GEOKINETICS INC.

                                   FORM 10-KSB

                          YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                         PART I

Item 1.  Description of Business..............................................1
Item 2.  Description of Property..............................................8
Item 3.  Legal Proceedings...................................................11
Item 4.  Submission of Matters to a Vote of Security Holders.................12


                                         PART II

Item 5.  Market for Common Equity and Related Stockholder Matters............12
Item 6.  Management's Discussion and Analysis or Plan of Operation...........12
Item 7.  Financial Statements................................................13
Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.................................13


                                        PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act..................13
Item 10.  Executive Compensation.............................................16
Item 11.  Security Ownership of Certain Beneficial Owners and Management.....18
Item 12.  Certain Relationships and Related Transactions.....................20
Item 13.  Exhibits and Reports on Form 8-K...................................23

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Development of Current Business Operations

     The predecessor corporation of Geokinetics Inc. ("Geokinetics" or the "Company") was organized in 1969 under the laws of California. The Company was incorporated in Delaware in April 1980, and the California corporation was merged into the Company. During 1994, the Company acquired certain oil and gas properties from two independent oil and gas companies located in Houston, Texas. The Company completed these acquisitions by means of a merger of HOC Operating Co., Inc. and Hale Exploration Company, each Texas corporations, into two newly-formed subsidiaries of the Company.

     Since April 1997, the Company has repositioned itself from an oil & gas exploration and production company into a technologically advanced provider of seismic acquisition and high-end seismic data processing services to the oil and gas industry. Through equipment purchases, acquisitions of certain competitors and the completion of a series of private equity transactions, the Company now has the capacity to operate five seismic crews in the Rocky Mountain and Gulf Coast regions of the United States ("US"). The Company intends to divest its interests in its oil and gas properties during 1999.

o On April 25, 1997, the Company obtained $500,000 in short-term financing in the form of 12% senior notes from William R. Ziegler and Steven A. Webster (both of whom were appointed to the Company's Board of Directors effective August 1, 1997). As additional consideration for providing this financing, the Company issued warrants entitling each of Messrs. Ziegler and Webster to purchase 500,000 shares (subject to anti-dilution provisions contained therein) of the Company's Common Stock, par value $.01 per share (the "Common Stock") at a price of $0.75 per share. On July 18, 1997, pursuant to the Securities Purchase and Exchange Agreement, described below, these notes were exchanged for (i) 458,333 newly-issued shares of the Company's Common Stock, (ii) 15,625 newly-issued shares of the Company's Series A Preferred Stock and (iii) Shadow Warrants to purchase an additional 592,009 shares of the Company's Common Stock at a price of $0.20 per share.

o On July 18, 1997, the Company entered into a Securities Purchase and Exchange Agreement (the "Purchase Agreement") with Blackhawk Investors, L.L.C., William R. Ziegler and Steven A. Webster (referred to collectively as the "Blackhawk Group"). Pursuant to the Purchase Agreement, the Blackhawk Group acquired from the Company (i) 5,500,000 newly-issued shares of the Company's Common Stock, (ii) 187,500 newly-issued shares of the Company's Series A Preferred Stock (which were converted into an aggregate of 2,500,000 shares of Common Stock on November 24, 1997), and (iii) Shadow Warrants to purchase up to an additional 7,104,103 shares of Common Stock at a price of $0.20 per share, in exchange for (x) an aggregate of $5,500,000 in cash paid to the Company and (y) the exchange of certain indebtedness in the principal amount of $500,000 owed by the Company to Messrs. Ziegler and Webster.

o On July 24, 1997, Blackhawk Investors, L.L.C. acquired 100,000 shares of the Company's newly-issued Series B Preferred Stock for $1 million in cash. The Series B Preferred Stock was automatically converted into an aggregate of 1,333,333 shares of Common Stock on January 1, 1998.

o On July 18, 1997, the Company acquired Signature Geophysical Services, Inc., a Michigan corporation ("Signature"). Signature, based in Houston, Texas, is engaged in the business of providing 3D seismic surveys of oil and gas properties, focusing primarily on the Gulf Coast of the United States, with particular emphasis on coastal swamp operations.


o On January 26, 1998, the Company acquired Reliable Exploration Incorporated, a Montana corporation ("Reliable"). Reliable, based in Billings, Montana, is engaged in the business of providing 2D and 3D seismic surveys to the oil & gas industry, focusing on the Rocky Mountain region of the United States.

o On April 30, 1998, the Company completed the acquisition of Geophysical Development Corporation, a Texas corporation ("GDC"). GDC, based in Houston, Texas is a high-end provider of seismic data processing, software and consultation services to the oil and gas industry.

o On April 30, 1998, the Company completed a private offering of $40,000,000 of certain securities designated as its 12% Senior Subordinated Notes (the "Notes") to DLJ Investment Partners, L.P. and certain additional investors ("Purchasers") pursuant to the terms of a Securities Purchase Agreement by and among the Company and the Purchasers. Additionally, the Company (i) caused certain of its wholly-owned subsidiaries to execute guarantees of the Notes pursuant to an Indenture executed by each of them, (ii) granted warrants (the "Warrants") to the Purchasers entitling them to purchase up to an aggregate of 7,618,594 shares of Common Stock at a price of $2.00 per share, subject to certain adjustments, and (iii) granted certain registration rights in favor of the Purchasers with respect to the Notes, the Warrants and the shares of Common Stock which may be acquired upon exercise of the Warrants. The completion of this offering enabled the Company to purchase an additional 3,000 channel I/O System Two RSR System and complete the acquisition of GDC.

     As a result of these transactions, the Company has evolved into a technologically focused provider of 3D seismic services to the oil and gas industry. By completing the transactions described above, the Company has been able to expand its seismic acquisition capabilities and significantly increase its overall capabilities by being able to provide high-end seismic data processing services.

     Although the industry is currently experiencing a significant downturn, the Company intends to continue to evaluate opportunities which would allow the Company to expand its capabilities and become a significant provider of land-based seismic acquisition services as well as continuing to increase the high-end services provided by its seismic data processing business.


     The Company's corporate headquarters is located in Houston, Texas. The Company's address is 5555 San Felipe, Houston, Texas 77056 and its telephone number is (713) 850-7600.

Forward-Looking Information

     This report contains forward-looking statements, including statements regarding future financial performance and results and other statements that are not historical facts. Such statements are included in Item 1 ("Business"), Item 2 ("Property"), and Item 6 ("Management's Discussion and Analysis of Financial Condition and Results of Operations"). When used in this report, words such as "anticipate," "believe," "expect," "estimate," "intend," "may," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that actual results or developments anticipated by the Company will be realized or, even if realized, that they will have the expected effects on its business or operations. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors beyond the Company's control. Such factors include, but are not limited to, dependence upon oil and gas industry spending, worldwide prices, demand for oil and gas, technological changes and developments in the seismic acquisition business, operating risks, regulatory changes, and changes in economic conditions both domestic and international.


Industry Overview

     Seismic surveys enable oil and gas companies to determine whether subsurface conditions are favorable for finding new oil and gas accumulations and assist oil and gas companies in determining the size and structure of previously identified oil and gas fields. Seismic surveys consist of the acquisition and processing of two dimensional ("2D") and three dimensional ("3D") seismic data, which is used to produce computer generated graphic cross-sections, maps and 3D images of the subsurface. These resulting images are then analyzed and interpreted by geophysicists and are used by oil and gas companies in the acquisition of new leases, the selection of drilling locations on exploratory prospects and in managing and developing producing reservoirs.

     With the advent of modern 3D technology, the seismic industry has changed profoundly. In the past the role of seismic, in particular 2D surveys, was restricted to that of simply illustrating gross structural features. In contrast, 3D surveys provide detailed views of subsurface geologic structures and much higher resolution of the structures than is available from a 2D survey. Moreover, 3D surveys have proven to be more reliable indicators of the oil and gas potential in the surveyed area than 2D surveys. As a result, drilling based on 3D seismic surveys has improved the economics of discovering oil and gas by reducing risks and finding costs for the oil and gas industry. Consequently, the demand for 3D seismic surveys has significantly increased in the past several years. In technical literature, it is 3D seismic technology that is cited time and again as the technology most impacting exploration and production economics over the last five years. Additionally, as the image quality of 3D seismic has improved, the role of 3D seismic has expanded beyond the identification of exploration drilling prospects and into the realm of field development and production management.

     Seismic data is acquired by land, transition zone and offshore crews. Seismic data is generated by the propagation of sound waves near the earth's surface by controlled sources, such as dynamite or vibration equipment. The seismic waves radiate into the earth and are reflected back to the surface with the information collected by strategically positioned data collection devices known in the industry as "geophones". This data is then input into a specialized data processing system that enhances the recorded signal by reducing noise and distortion and improving resolution and arranges the input data to produce an image of the subsurface area. Practically speaking, 3D seismic surveys collect far more information than previously used seismic methods, generating significantly greater detail about the underlying reservoirs. With advances in equipment and computer power resulting in lower costs, 3D technology is now being applied to virtually all exploration ventures as well as field development and prospect delineation.

     Since 1988 the offshore seismic data acquisition market has changed from a market that was roughly 50-60% proprietary 3D seismic surveys to one that is entirely multi-client or "spec surveys". The major difference between a proprietary survey and a multi-client survey is the data acquired from a proprietary survey is exclusively owned by the customer whereas the data acquired from a multi-client survey is owned by the contractor and can be resold. The reduced cost which customers generally enjoy from participating in a multi-client survey more than offset the loss of exclusive data ownership. This fact and the general industry perception that seismic acquisition is a commodity business have been the primary reasons for the rapid expansion of multi-client data in the offshore. Most exploration companies use processing, interpretation or other in-house technology as a means of differentiation rather than acquired data. This same circumstance is now occurring on land. In the next few years, as small onshore oil and gas companies become more comfortable with a multi-client business model, it will become the preferred method of acquiring 3D seismic data causing a reduction in proprietary surveys.


     The seismic service industry has undergone a significant change during 1998. The year began with an abundance of work, attractive gross margins (20-30%) and a solid oil and gas price premise. With the deterioration of the price of oil beginning in the Spring of 1998, the industry is currently experiencing a significant downturn. Margins have been reduced significantly, the number of 3D proprietary seismic surveys to be acquired has been greatly reduced, seismic crews are being stacked and a number of seismic service companies are experiencing financial difficulties. Couple this with a continuing trend towards larger crews with a greater number of channels and more technologically capable equipment and it is clear that properly capitalized companies with access to lower costing capital will have a significant advantage in a high capital cost business. These conditions also apply to the seismic data processing segment of the industry. Margins are continuing to deteriorate, although not as yet to the levels seen in acquisition, and the number of processing opportunities also has decreased. Seismic data processing companies with proprietary processing techniques, large computing infrastructure and industry recognized staffs will have a significant advantage going forward.


Seismic Acquisition Services

     The Company is engaged in land-based and transition zone seismic acquisition services on a contract basis for its clients. The Company's equipment is capable of collecting both 2D and 3D seismic acquisition data, has a combined recording capacity of approximately 10,200 channels and can be configured to operate up to 5 crews. A majority of the Company's land and transition zone acquisition services involve 3D surveys. The Company is currently operating two crews; one in the Rocky Mountain region and one in the Gulf Coast region.

     On a typical land seismic survey, the seismic crew is supported by a surveying crew which lays out the lines to be recorded and identifies the sites for shot-hole placement, a drilling crew which creates the holes for the explosive charges which produce the necessary acoustical impulse or a mechanical vibrating unit in areas where explosives are not utilized. The seismic crew lays out the geophones and recording instruments, directs shooting operations and records the acoustical signal reflected from subsurface strata. The survey crew and drill crew are typically provided by third parties and supervised by Company personnel. A fully staffed 3D seismic crew typically consists of twenty-five to fifty persons, including a party manager, an observer, a head linesman and crew laborers. The number of individuals on each crew is dependent upon the size and nature of the seismic survey requested by the customer.

     The Company uses helicopters to assist its crews in seismic data acquisition in circumstances where such use will reduce overall costs and improve productivity. These savings are achieved by deploying the crew and its equipment more rapidly and significantly reducing surface damages.

Seismic Data Processing

     The Company currently operates one seismic data processing center in Houston, Texas capable of processing 2D and 3D seismic data acquired from its own crews as well as data acquired by other geophysical crews. A majority of the Company's data processing services is performed on 3D seismic data. Seismic data is processed to produce an image of the earth's subsurface using proprietary computer software and techniques developed by the Company. The Company also reprocesses older seismic data using new techniques designed to enhance the quality of the data.

     The Company's data processing center operates high capacity, advanced technology data processing systems based primarily on Sun(R) computer systems using high-speed networks. These systems utilize the Company's proprietary data processing software. The Company processes both land and marine seismic data.

     The geophysical industry is highly technical, and the technological requirements for the acquisition and processing of seismic data have increased continuously over time. Thus, the Company must continually take steps to ensure that its technological capabilities that are comparable or superior to those of its competitors, whether through continuing research and development, strategic alliances with equipment manufacturers or by acquiring technology under license from others. The Company has introduced several technological innovations that have become industry-standard products in the seismic data processing business.

     The Company's seismic data processing operations are conducted by Geophysical Development Corporation ("GDC"), its wholly-owned subsidiary. GDC, which was founded in 1981 to provide geophysical processing, software and consultation services to the oil and gas industry, was acquired by the Company in April 1998.

Capital Expenditures

     The seismic service industry is capital intensive, and the Company will need to raise additional capital to continue to expand its seismic service capabilities. The cost of sophisticated seismic acquisition equipment has increased significantly over the last several years. The cost of equipping a crew with a state-of-the-art system such as an I/O System Two, can range from $4 to $10 million. The Company's ability to expand its business operations is dependent upon the availability of internally generated cash flow and financing alternatives. Such financing may consist of bank or commercial debt, forward sales of production, equity or debt securities or any combination thereof. There can be no assurance that the Company will be successful in obtaining additional financing if and when required. Any substantial alteration or increase in the Company's capitalization through the issuance of debt or equity securities or otherwise may significantly increase the leverage and decrease the financial flexibility of the Company. Due to the uncertainties surrounding the changing market for seismic services, increases in technological requirements, and other matters associated with the Company's operations, the Company is unable to estimate the amount of any financing that it may need to acquire, upgrade and maintain seismic equipment and continue its diversification as a full-scale geotechnology enterprise. If the Company is unable to obtain such financing if and when needed, it will be forced to curtail its business objectives, and to finance its business activities with only such internally generated funds as may then be available.

Operating Conditions

     The Company's seismic acquisition activities are often conducted under extreme weather, in difficult terrain and under other hazardous conditions. As a result, these activities are subject to risks of injury to Company personnel and loss of seismic acquisition equipment. The Company maintains insurance against the destruction of its seismic acquisition equipment and injury to person and property that may result from its operations and considers the amount of such insurance to be adequate. However, the Company is not fully insured for all risks, either because such insurance is not available or because the Company elects not to obtain insurance coverage because of cost.

     Fixed costs, including costs associated with operating leases, labor costs, depreciation and interest expense account for a substantial percentage of the Company's costs and expenses. Accordingly, downtime or low productivity resulting from weather interruptions, reduced demand, equipment failures or other causes can result in significant operating losses.

     The Company believes it will have the opportunity to generate its highest revenues during the third quarter (July 1 through September 30) primarily because this period typically provides for more recording hours due to longer days and less curtailment of operations due to poor weather. Although certain seasons generally provide better working conditions, adverse conditions may impact revenues at any time throughout the year.


Marketing

     The Company's seismic acquisition services are marketed from its corporate offices. The Company's seismic data processing services are marketed from its Houston processing center. While the Company relies upon the traditional utilization of Company personnel in making sales calls, it anticipates receiving a significant amount of work through word-of-mouth referrals and sales, repeat customer sales and the Company's industry reputation and presence of its personnel.

     Contracts are obtained either through competitive bidding, in response to invitations to bid, or by direct negotiation with a prospective client. A significant portion of the Company's contracts result from competitive bidding. Contracts are awarded primarily on the basis of price, crew experience and availability, technological expertise and reputation for dependability and safety.

     Contracts, whether bid or negotiated, provide for payment on either a turnkey or a time basis or on a combination of both methods. A turnkey contract provides for a fixed fee to be paid per square mile of data acquired. Such a contract causes the Company to bear substantially all the risks of business interruption caused by weather delays and other hazards. Time contracts provide for payments based on agreed rates per units of time, which may be expressed in periods ranging from days to months. This type of contract causes the client to bear substantially all of the business interruption risks. When a combination of both turnkey and time methods is used, the risk of business interruption is shared by the Company and the client. In either case, progress payments are usually required unless it is expected the job can be accomplished in a short period. The Company's contracts for seismic acquisition have been predominantly on a turnkey or combination of turnkey/time basis. The Company's contracts currently provide that the seismic data acquired by the Company is the exclusive property of the Company's client. Substantially all of the Company's data processing contracts are on a turnkey basis.

Customers

     The Company's customers include a number of major oil industry companies and their affiliates, including Mobil, Seitel, Marathon and Phillips as well as many smaller, independent oil and gas companies. The table below sets forth customers that accounted for more than 10% of the Company's revenues during the fiscal year ended December 31, 1998:


                                            FOR THE YEAR ENDED
                                             DECEMBER 31, 1998
                               ---------------------------------------------

                                REVENUES       PERCENTAGE OF TOTAL REVENUES
                                --------       ----------------------------

      Seitel Data              $7,845,000               23.7%

      SMK Energy, Inc.(1)      $5,337,000               16.1%

----------
(1) Approximately $2.8 million of amounts due from SMK have not yet been collected. (See "Legal Proceedings" below).

     No other customer accounted for more than 10% of the Company's revenues in 1998.

Backlog

     At March 31, 1999, the Company's backlog of commitments for services was $5.7 million. It is anticipated that significantly all of the March 31, 1999 backlog will be completed in the next 12 months. This backlog consists of written orders or commitments believed to be firm. Contracts for services are occasionally varied or modified by mutual consent and in certain instances are cancelable by the customer on short notice without penalty. As a result of these factors, the Company's backlog as of any particular date may not be indicative of the Company's actual operating results for any succeeding fiscal period.

Competition

     The acquisition and processing of seismic data for the oil and gas industry is highly competitive. Although reliable comparative figures are not available, the Company believes its principal competitors have more extensive and diversified operations and also have financial, operating and other resources substantially in excess of those available to the Company. Competitive factors include the type and capability of equipment used to conduct seismic surveys and that equipment's availability. In addition to price, the performance and dependability of a crew significantly affect a potential customer's decision to award a contract to a company or one of its competitors.

     The Company's major competitors include Western Geophysical (a division of Baker Hughes), Veritas DGC, Geco-Prakla (a division of Schlumberger Ltd.), Eagle Geophysical, Inc., Dawson Geophysical Company and PGS, Inc.

Regulation

     The Company's operations are subject to numerous federal, state and local laws and regulations. These laws and regulations govern various aspects of operations, including the discharge of explosive materials into the environment, requiring removal and clean-up of materials that may harm the environment or otherwise relating to the protection of the environment and access to private and governmental land to conduct seismic surveys. The Company believes it has conducted its operations in substantial compliance with applicable environmental laws and regulations governing its activities.

Technology

     The Company relies on certain proprietary information, trade secrets, and confidentiality and licensing agreements (collectively, "Intellectual Property") to conduct its current operations. The Company's future success will depend, in part, on its ability to maintain and preserve its Intellectual Property, without infringing the rights of any third parties. There can be no assurance that the Company will be successful in protecting its Intellectual Property or that its competitors will not develop technologies that are substantially equivalent or superior to the Company's technologies. The Company continues to incur expenses associated with research and development and expects that research and development expenditures will increase as the Company's expansion into other areas of seismic operations develops.

Employees

     At March 31, 1999, the Company had approximately 150 full-time employees. None of the Company's employees are parties to a collective bargaining agreement. The Company considers the relations with its employees to be good.


ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company is leasing approximately 11,694 square feet of office space under two separate leases at its corporate headquarters located at 5555 San Felipe, Houston, Texas 77056. One lease provides for a base rent of $73,370.86 per year plus estimated yearly operating expenses of $37,877.28, and the other lease provides for base rent of $65,889.10 per year plus estimated operating expenses of $45,738.60. In 1998, the Company's rent expenses under the leases (including base rent and operating expenses) were $166,270.13. The Company leases 26,956 square feet of office space in Houston, Texas for its geophysical data processing center under a lease expiring April 30, 2001. In addition, the Company owns approximately one acre of property in Brookshire, Texas, which is serving as the Company's maintenance facility for its seismic acquisition operations. The Brookshire, Texas property consists of a facility of approximately 5,400 square feet where maintenance activities are conducted and a smaller storage facility of approximately 1,200 square feet. The Brookshire facility is subject to a Deed of Trust, Security Agreement and Fixtures Financing Statement dated March 1, 1996 from Quantum Geophysical, Inc. (now Quantum Geophysical Services, Inc.), Mortgagor, to Benefit Life Insurance Company, Mortgagee. The Company also leases an office and maintenance facility of approximately 5,000 square feet in Billings, Montana. The Company's annual rent under this lease is $41,400. The lease has an eleven-year term that will expire in December of 2009, but may be terminated by the Company in February 2001 under certain circumstances. The Company currently has no plans to renovate, improve or develop any of its forgoing properties, and believes each of the properties is adequately covered by insurance. The Company also believes that its present facilities are sufficient for the foreseeable future and that it will be able to negotiate a favorable lease renewals of the leased facilities or find a suitable replacement facilities without substantial difficulty.

     The Company does not invest in real estate, interests in real estate or real estate mortgages and does not acquire assets primarily for capital gain or primarily for income.

Certain Definitions Concerning Oil and Gas Properties

     As used in this Form 10-KSB with respect to its oil and gas operations, "Mcf" means thousand cubic feet, "MMcf" means million cubic feet, "Bcf" means billion cubic feet, "Bbl" means barrel, "MBbls" means thousand barrels, "MMBbls" means million barrels, "BOE" means equivalent barrels of oil and "MBOE" means thousand equivalent barrels of oil. Unless otherwise indicated in this Form 10-KSB, gas volumes are stated at the legal pressure base of the state or area in which the reserves are located and at 60" Fahrenheit. Barrels of oil equivalent are determined using the ratio of six Mcf of gas to one Bbl of crude oil, condensate or natural gas liquids. The term "gross" refers to the total acres or wells in which the Company has a working interest. The term "net" refers to gross acres or wells multiplied by the percentage working interest owned by the Company. Unless the context requires otherwise, all references to the "Company" include Geokinetics Inc. and its consolidated subsidiaries.

Acquisition and Exploitation of Properties

     The Company owns working interest in 23 producing oil and gas wells located in Texas. The Company is also the operator of each of these 23 wells. All of the Company's wells were originally drilled and have been continuously operated by current management and their predecessor companies.

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


                  Company, Subsidiaries and their Predecessors

                                                    Year Ended
                                                    December 31
                                        ------------------------------------
                                         1996          1997           1998
--------------------------------------------------------------------------------
Weighted average sales price per
  Bbl of oil produced                   $20.67        $18.98         $12.05
--------------------------------------------------------------------------------
Weighted average sales price per
  Mcf of gas produced                   $ 2.55        $ 2.86         $ 2.40
--------------------------------------------------------------------------------
Weighted average production
  cost per BOE                          $ 5.22        $ 5.42         $ 7.97
--------------------------------------------------------------------------------

Reserves

     The following table sets forth, as of December 31, 1998, certain information about the pro forma estimated developed and undeveloped proved reserves of the Company's subsidiaries and their predecessors:

                                 Company Subsidiaries
                                      Pro Forma
                                 --------------------
                                  December 31, 1998
-----------------------------------------------------
Proved developed:
     Oil (Bbls)                          57,685
     Gas (Mcf)                          679,260
-----------------------------------------------------
Proved undeveloped:
     Oil (Bbls)                         198,275
     Gas (Mcf)                        2,544,972
-----------------------------------------------------
Total Proved:
     Oil  (Bbls)                        255,960
     Gas (Mcf)                        3,224,232

Estimated future net cash
Flows, before income taxes            4,851,900
-----------------------------------------------------
Present value of estimated
future net cash flows, before
income taxes, discounted
at 10%                                2,611,200
-----------------------------------------------------

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

Productive Wells and Acreage

     During the fiscal year ended December 31, 1998, neither the Company nor its subsidiaries and their predecessors completed any productive or non-productive wells. The following table sets forth the approximate number of gross productive wells and net productive wells owned by the Company as of December 31, 1998:


                                     Gross      Net
        ----------------------------------------------
        Texas Panhandle               15       1.16
        ----------------------------------------------
        Texas Upper Gulf Coast         5       2.66
        ----------------------------------------------
        Texas Lower Gulf Coast         3       1.76
        ----------------------------------------------
                    Total             23       5.57
        ----------------------------------------------

     The following table shows, by geological region, the approximate leasehold acreage and royalty and mineral acreage of the Company as of December 31, 1998:


   Region                  Leasehold Acreage                    Royalty and Mineral Acreage
-------------------------------------------------------------------------------------------------
                   Producing           Non-Producing/         Producing          Non-Producing/
                                         Undeveloped                              Undeveloped
                                         Acreage (1)                              Acreage (1)
-------------------------------------------------------------------------------------------------
                Gross       Net        Gross     Net        Gross    Net        Gross      Net
-------------------------------------------------------------------------------------------------

Texas
Panhandle       5,152        317        --       --          --       --         --         --
-------------------------------------------------------------------------------------------------
Texas                                                                            --         --
Upper           2,520       --                               --       --        150(2)      12
Gulf Coast                 1,423                 --
-------------------------------------------------------------------------------------------------
Texas
Lower
Gulf Coast        440        215        --       --          --       --         --         --
-------------------------------------------------------------------------------------------------
Total           8,112      1,955        --       --          --       --        150         12
-------------------------------------------------------------------------------------------------


----------

(1) Undeveloped Acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not such acreage contains proved reserves.

(2)  Mineral Fee.


Drilling Activity

     Through its seismic-based business operations, the Company earned a 5% carried interest in an exploratory well to be drilled in Louisiana. The well was drilled during the first quarter of 1998. This drilling activity resulted in a dry hole. The Company anticipates that no additional drilling activities will occur on this prospect.

Present Drilling Activity

     None.

ITEM 3. LEGAL PROCEEDINGS.

     On September 9, 1998 the Company filed suit in Smith County, Texas against SMK Energy Corporation ("SMK") to collect approximately $2.8 million due for seismic data acquisition services performed by one of the Company's subsidiaries. On January 13, 1999, the Company obtained a judgment against SMK for approximately $3 million, including interest and attorneys' fees. SMK is currently the subject of involuntary bankruptcy proceedings that were brought against SMK in March 1999. The Company is vigorously pursuing all legal alternatives available to it in order to collect its judgment against SMK. In addition, the Company is considering other legal actions that may be available to it against other parties involved in this seismic acquisition project.

     Except for the proceedings discussed above, neither the Company nor any of its subsidiaries is a party to any pending legal proceedings. Moreover, the Company is not aware of any such legal proceedings that are contemplated by governmental authorities with respect to the Company, any of its subsidiaries, or any of their respective properties.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.


                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock, $.01 par value per share (the "Common Stock") is traded on the Nasdaq OTC Bulletin Board under the trading symbol "GEOK." As of December 31, 1998, the Company had 386 stockholders of record.

     The following table sets forth the high and low closing prices for the Common Stock during the Company's most recent fiscal quarter and its last two fiscal years as reported by the National Association of Security Dealers on the Nasdaq OTC Bulletin Board.

        Symbol:         GEOK
        Listing:        Nasdaq OTC Bulletin Board


--------------------------------------------------------------------------------
                                                     High           Low
--------------------------------------------------------------------------------
Twelve Months Ended December 31, 1998
--------------------------------------------------------------------------------
        Quarter Ended March 31, 1998                4 1/16          2 1/2
        Quarter Ended June 30, 1998                 4 3/8           3 3/8
        Quarter Ended September 30, 1998            3 3/8           1 13/16
        Quarter ended December 3, 1998              1 13/16         11/32
--------------------------------------------------------------------------------
Twelve Months Ended December 31, 1997
--------------------------------------------------------------------------------
        Quarter Ended March 31, 1997                1 1/2           13/16
        Quarter Ended June 30, 1997                 1 1/2           3/4
        Quarter Ended September 30, 1997            3 3/8           29/32
        Quarter Ended December 31, 1997             5 5/8           3 1/2
--------------------------------------------------------------------------------

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The Company is currently working to complete its audit for the fiscal year ended December 31, 1998 and expects that the 1998 audited financial statements will be completed within sixty (60) days of this filing. The Company intends to provide discussion of the Company's financial condition under this Item upon receipt of such audited financial statements by amendment to this Form 10-KSB.


ITEM 7. FINANCIAL STATEMENTS.

     The Company is currently working to complete its audited financial statements for the fiscal year ended December 31, 1998. Such financial statements will be provided by amendment to this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND OFFICERS

     Set forth below are the names, ages and positions of the directors and executive officers of the Company. Except for Antony T. F. Lundy, each of the directors listed below were elected at the 1998 Annual Meeting of the Company's Stockholders for a term of one year. Mr. Lundy was elected to the Board of Directors on May 27, 1998 to fill the vacancy created in connection with the Company's April 30,1998 private securities offering used to finance the acquisition of Geophysical Development Corporation. Each of the directors named below will be nominated at the 1999 Annual Meeting of Stockholders to serve on the Company's Board of Directors for additional one year terms or until their successors are elected.

                                                                     OFFICE HELD
NAME                    AGE      POSITION WITH THE COMPANY              SINCE
----                    ---      -------------------------              -----

William R. Ziegler      56       Chairman (since February 2, 1999),      1997
                                 and Director (1)

Lynn A. Turner          49       President and Chief Operating Officer   1997

Michael A. Dunn         44       Vice President and                      1997
                                 Chief Technology Officer

Thomas J. Concannon     45       Vice President and                      1997
                                 Chief Financial Officer

Michael A. Schott       54       Vice President of Financial             1998
                                 Reporting and Compliance

Michael Hale            41       Vice President - Exploration and        1994
                                 Production and Secretary

Christopher M. Harte    50       Director                                1997

Steven A. Webster       46       Director                                1997

Antony T. F. Lundy      38       Director                                1998


----------
(1) Effective February 2, 1999, Jay D. Haber resigned from his positions as director, officer and employee of the Company, and William R. Ziegler was appointed as the Company's Chairman.

     There are no family relationships between any of the directors or executive officers of the Company.

     WILLIAM R. ZIEGLER, age 56, was appointed as the Company's Chairman on February 2, 1999 succeeding Jay D. Haber. Mr. Ziegler is a partner of the law firm of Parson & Brown, L.L.P., located in New York, New York, where he has served as Chairman of that firm since June of 1994. Mr. Ziegler was formerly a partner of Whitman Breed Abbott & Morgan, located in New York, New York (1993 - May 1994), and a predecessor law firm, Whitman & Ransom (since 1976), where he was Co-Chairman of its Corporate Department. Mr. Ziegler is a director of R&B Falcon Corporation, a director and Vice Chairman of Grey Wolf, Inc., a director of Ponder Industries, Inc., a director of Flotek Industries Inc. (an oil services equipment supplier), a general partner of Somerset Capital Partners, a general partner of White Owl Capital Partners, the managing member of Marlin Investors, LLC, a principal stockholder of Flotek Industries, and a general partner of Blackhawk Capital Partners, the managing member of Blackhawk Investors, L.L.C. Mr. Ziegler has served as a member of the Company's Board of Directors since August 1, 1997.

     LYNN A. TURNER, age 49, has served as the President and Chief Operating Officer of the Company since July 28, 1997. For more than the past five years, Mr. Turner was employed by Fairfield Industries, Inc., a provider of seismic acquisition services, most recently as Senior Vice President and Manager of Data Acquisition. Mr. Turner has more than 20 years of experience in the seismic data acquisition business.

     MICHAEL A. DUNN, age 44, has served as a Vice President and the Chief Technology Officer of the Company since August 18, 1997. For more than the past five years, Mr. Dunn was employed by Shell Oil Company, most recently as Technology Manager at its Exploration and Production Center. Mr. Dunn has over 18 years background in all aspects of geoscience, including seismic acquisition, seismic processing, exploration and research.

     THOMAS J. CONCANNON, age 45, has served as a Vice President and the Chief Financial Officer of the Company since July 15, 1997. For the past five years, he has worked as a private consultant for various energy companies. Prior to that time, he served as President of NJR Energy, an exploration company and as a director of its parent company, NJ Resources, Inc. Mr. Concannon has over 12 years of energy industry experience.

     MICHAEL A. SCHOTT, age 54, has served as Vice President of Financial Reporting and Compliance, since August 5, 1998. For more than the past five years, Mr. Schott has served as a Vice President and shareholder of a public accounting firm in San Antonio, Texas. Prior to that time Mr. Schott served as Controller, then Senior Vice President and Treasurer of Venus Oil Company. Mr. Schott is a Certified Public Accountant with 30 years of experience, including 10 years in the oil and gas exploration industry and 20 years in the practice of public accounting. Mr. Schott is a member of the Texas Society of Public Accountants and the American Institute of CPAs.

     MICHAEL HALE, age 41, has served as the Vice President of the Company since August 1, 1994, when the Company acquired certain oil and gas properties from a corporation owned by Mr. Hale. For more than the past five years, Mr. Hale has served as the Vice President of certain privately-owned oil and gas exploration and production companies, including Haber Resources Corporation and HOC Operating Co., Inc., and as President of Hale Exploration Corporation.

     CHRISTOPHER M. HARTE, age 50, is a private investor. From 1992 to 1994, Mr. Harte was the President of Portland Newspapers, Inc. Mr. Harte is a director of several corporations, including Harte-Hanks Communications, Inc. (a direct marketing and shopper publishing company), Wildfire Fire Equipment Inc. (a forest fire pump manufacturer) and Hi-Port Inc. (a petroleum product contract packaging company), and is an investor member of Blackhawk Investors, L.L.C. Mr. Harte has served as a member of the Company's Board of Directors since August 1, 1997.

     STEVEN A. WEBSTER, age 45, is the Chief Executive Officer of R&B Falcon Corporation, a marine oil and gas drilling contractor, and from November of 1991 through December 31, 1997, was the Chairman, Chief Executive Officer and Treasurer of Falcon Drilling Company, Inc., a marine oil and gas drilling contractor that, prior to becoming a wholly-owned subsidiary of R&B Falcon Corporation on January 1, 1998, was listed on the New York Stock Exchange. Mr. Webster serves as a director of Grey Wolf, Inc. (formerly DI Industries, Inc.) (an international land drilling company), Ponder Industries, Inc. (an oilfield service and rental tool company), Crown Resources Corporation (a mining company), Carrizo Oil & Gas, Inc. (an independent oil and gas company), and as a trust manager of Camden Property Trust (a real estate investment trust). Mr. Webster is also a general partner of Equipment Asset Recovery Fund (an investment fund), a general partner of Somerset Capital Partners, a principal stockholder of Grey Wolf, Inc., a general partner of White Owl Capital Partners, the managing member of White Owl Investors, LLC, a principal stockholder of Ponder Industries and a general partner of Blackhawk Capital Partners, the managing member of Blackhawk Investors, L.L.C. Mr. Webster has served as a member of the Company's Board of Directors since August 1, 1997.

     ANTONY T. F. LUNDY, age 38, is a Managing Director in the New York investment banking office of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") and a member of DLJ's energy group. Mr. Lundy first joined DLJ in August 1983. In 1988 and 1989, Mr. Lundy served as Vice President of mergers and acquisitions for Castle & Cooke, Inc., a food and real estate development company. Mr. Lundy is a Chartered Financial Analyst. Mr. Lundy was appointed a member of the Board of Directors of the Company on May 27, 1998.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16(a)-3(e) during the fiscal year ended December 31, 1998 and Form 5 and amendments thereto furnished to the Company with respect to such period, the Company is not aware of any director, officer, or beneficial owner of more 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act") that has failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the Company's most recent fiscal year or prior years.

ITEM 10.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table reflects all forms of compensation paid to the Company's chief executive officer and its other executive officers for each of the Company's last three completed fiscal years. No other director or executive officer received compensation which exceeded $100,000 during any of such periods.


-----------------------------------------------------------------------------------------------------------------------------------
                                 Annual compensation                      Long term compensation
-----------------------------------------------------------------------------------------------------------------------------------
                                                                          Awards                      Payouts
-----------------------------------------------------------------------------------------------------------------------------------
                                                              Other     Restricted    Securities
     Name and                                                 annual      Stock       underlying                     All other
principal position     Year       Salary        Bonus     compensation    Awards     options/SARs   LTIP payouts   compensation
                                   ($)           ($)           ($)          ($)          (#)           ($)              ($)
    (a)                 (b)        (c)           (d)           (e)          (f)          (g)           (h)              (i)
-----------------------------------------------------------------------------------------------------------------------------------

Jay D. Haber,          1998       $165,000       --           --           --            --
President and
Chief Executive
Officer
-----------------------------------------------------------------------------------------------------------------------------------
Lynn A. Turner,        1998       $135,000       --           --           --            --             --              --
President and
Chief Operating
Officer
-----------------------------------------------------------------------------------------------------------------------------------
Michael A. Dunn,       1998       $150,000       --           --           --            --             --              --
Vice President
and Chief
Technology
Officer
-----------------------------------------------------------------------------------------------------------------------------------
Thomas J.              1998       $120,000       --           --           --            --
Concannon(1)
(1) Vice
President and
Financial Officer
-----------------------------------------------------------------------------------------------------------------------------------
Michael Hale,          1998       $120,000       --           --                         --             --              --
Vice President
and Secretary
-----------------------------------------------------------------------------------------------------------------------------------
Jay D. Haber,          1997       $156,250                                          600,000(2)
President and
Chief Executive
Officer through
August 1, 1997;
Chairman and
Chief Executive
Officer since
August 1, 1997
-----------------------------------------------------------------------------------------------------------------------------------
Lynn A. Turner,        1997      $          $156,780(3)  $1,200            --       500,000(4)         --              --
President and
Chief Operating
Officer since July
28, 1997
-----------------------------------------------------------------------------------------------------------------------------------
Michael A. Dunn,       1997      $          $ 90,000        --                      550,000(5)         --              --
Vice President
and Chief
Technology
Officer since
August 18, 1997
-----------------------------------------------------------------------------------------------------------------------------------
Michael Hale,          1997      $111,249        --         --                      300,000(6)         --             --
Vice President
and Secretary
-----------------------------------------------------------------------------------------------------------------------------------
Jay D. Haber,          1996      $140,000        --         --                       50,000(7)         --             --
President and
Chief Executive
Officer
-----------------------------------------------------------------------------------------------------------------------------------
Michael Hale,          1996      $ 98,000        --         --                       50,000(7)         --             --
Vice President
and Secretary
-----------------------------------------------------------------------------------------------------------------------------------


----------

(1) In 1997, the Company granted incentive stock options entitling Mr. Concannon to purchase 300,000 shares of Common Stock under the Company's 1995 Stock Option Plan in accordance with the employment agreement between Mr. Concannon and the Company. (See "Certain Relationships and Related Transactions--Employment Agreements" below).

(2) Refers to incentive stock options to purchase 600,000 shares of Common Stock granted to Mr. Haber under the Company's 1995 Stock Option Plan, in accordance with the new employment agreement between Mr. Haber and the Company (See "Certain Relationships and Related Transactions--Employment Agreements" below).

(3) Includes a $156,780 bonus paid to Mr. Turner on February 13, 1998, in accordance with the employment agreement between Mr. Turner and the Company (See "Certain Relationships and Related Transactions--Employment Agreements" below).

(4) Refers to non-qualified stock options to purchase 500,000 shares of Common Stock granted to Mr. Turner under the Company's 1995 Stock Option Plan, in accordance with the employment agreement between Mr. Turner and the Company (See "Certain Relationships and Related Transactions--Employment Agreements" below).

(5) Refers to non-qualified stock options to purchase 550,000 shares of Common Stock granted to Mr. Dunn under the Company's 1995 Stock Option Plan, in accordance with the employment agreement between Mr. Dunn and the Company (See "Certain Relationships and Related Transactions--Employment Agreements" below).

(6) Refers to incentive stock options to purchase 300,000 shares of Common Stock granted to Mr. Hale under the Company's 1995 Stock Option Plan, in accordance with the new employment agreement between Mr. Hale and the Company (See "Certain Relationships and Related Transactions--Employment Agreements" below).

(7) Refers to non-qualified stock options to purchase 15,000 shares of Common Stock granted to each of Mr. Haber and Mr. Hale under the 1995 Stock Option Plan adopted by the Company's stockholders at the 1995 Annual Meeting of Stockholders, in accordance with the terms of their respective employment agreements with the Company dated August 1, 1994 (the "Initial Employment Agreements"). In addition, Mr. Haber and Mr. Hale were each awarded incentive stock options to purchase 35,000 shares of Common Stock as compensation in connection with the successful funding of a loan obtained by a subsidiary of the Company.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

     On August 5, 1998, the Company granted Michael A. Schott, the Company's Vice President of Financial Reporting and Compliance, incentive stock options to purchase 200,000 shares of Common Stock under the 1997 Stock Awards Plan in accordance with the employment agreement between Mr. Schott and the Company (See "Certain Relations and Related Transactions" below). Except for the options granted to Mr. Schott, the Company did not grant any stock options or stock appreciation rights ("SARs") to any of its executive officers during the fiscal year ended December 31, 1998.

AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

     None of the Company's executive officers exercised any options during the fiscal year ended December 31, 1998. The Company has not issued any SARs during the fiscal year ended December 31, 19978.

LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

     None of the Company's executive officers were granted awards under any long-term incentive plan during the fiscal year ended December 31, 1998.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 31, 1999, the number of shares of the Company's Common Stock beneficially owned by (i) each person known by the Company (based on filings under Section 13(d) or 13(g) of the Exchange Act) to be the holder of more than five percent of its voting securities, (ii) each director or nominee for election as a director, and (iii) all of the Company's directors and officers as a group. Unless otherwise indicated, each holder has sole voting and investment power with respect to the shares of Common Stock owned by such holder.



     NAME AND ADDRESS
    OF BENEFICIAL OWNER                              AMOUNT AND NATURE OF             PERCENT OF
         OF GROUP               TITLE OF CLASS       BENEFICIAL OWNERSHIP              CLASS (1)
    -------------------         --------------       --------------------              ---------

Jay D. Haber                        Common           1,289,602 shares (2)                6.59%
5555 San Felipe, Suite 780
Houston, TX  77056

Steven A. Webster                   Common              16,375,602 (3)                  61.31%
R&B Falcon Corporation
901 Threadneedle, Suite 200
Houston, TX  77079

William R. Ziegler                  Common              16,425,625 (4)                  61.39%
Parson & Brown LLP
666 Third Avenue
New York, NY  10017

Christopher M. Harte                Common             85,500 shares (5)                 .44%
364 Spring Street
Portland, ME  04102

Blackhawk Investors,                Common           14,341,506 shares (6)              57.35%
L.L.C.
3662 Piping Rock
Houston, TX 77027

Blackhawk Capital                   Common           14,341,506 shares (7)              57.35%
Partners
3662 Piping Rock
Houston, TX 77027

All Directors and                   Common           21,215,677 shares (7)              72.03%
Executive Officers as a
Group


----------

(1) These percentages are calculated on the basis of 19,322,480 shares of Common Stock, that were issued and outstanding on March 31, 1999, plus, with respect to each person or entity listed, such number of shares of Common Stock as such person or entity has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights held by such person or entity. Certain shares are deemed beneficially owned by more than one person or entity listed in the table.

(2) Includes 320,000 shares of Common Stock purchasable pursuant to options granted to Mr. Haber under the Company's 1995 Stock Option Plan.

(3) Includes (i) 1,482,512 shares of Common Stock issuable pursuant to the warrants held by Mr. Webster, (ii) 333,326 shares owned of record by Mr. Webster, (iii) (A) 8,666,667 shares of Common Stock owned of record by Blackhawk Investors, L.L.C. ("Blackhawk") and (B) 5,674,839 shares of Common Stock presently exercisable pursuant to the Shadow Warrant issued to Blackhawk, since Mr. Webster is one of two partners of Blackhawk Capital Partners ("BCP"), the managing member of Blackhawk, and (iv) 218,258 shares of Common Stock presently exercisable pursuant to the Shadow Warrant issued to Mr. Webster; excludes 979,607 shares of Common Stock not presently exercisable under the Shadow Warrant issued to Blackhawk and 37,676 shares not presently exercisable under the Shadow Warrant issued to Mr. Webster.

(4) Includes (i) 1,482,512 shares of Common Stock issuable pursuant to the warrants held by Mr. Ziegler, (ii) 333,340 shares owned of record by Mr. Ziegler, (iii) (A) 8,666,667 shares of Common Stock owned of record by Blackhawk (B) 5,674,839 shares of Common Stock presently exercisable pursuant to the Shadow Warrant issued to Blackhawk, since Mr. Ziegler is one of two partners of BCP, the managing member of Blackhawk, (iv) 50,000 shares of Common Stock issuable pursuant to stock options held by Mr. Ziegler, and (v) 218,267 shares of Common Stock presently exercisable pursuant to the Shadow Warrant issued to Mr. Ziegler; excludes 979,607 shares of Common Stock not presently exercisable under the Shadow Warrant issued to Blackhawk and 37,678 shares not presently exercisable under the Shadow Warrant issued to Mr. Ziegler.

(5) Includes 85,500 shares of Common Stock issuable pursuant to warrants held by Mr. Harte, which warrants were issued in accordance with the terms of that certain promissory note dated March 24, 1998 of the Company payable to Mr. Harte.

(6) Includes (i) 8,666,667 shares owned of record by Blackhawk and (ii) 5,674,839 shares of Common Stock presently exercisable pursuant to the Shadow Warrant issued to Blackhawk; excludes 979,607 shares of Common Stock not presently exercisable under the Shadow Warrant issued to Blackhawk.

(7) Includes (i) 8,666,667 shares owned of record by Blackhawk and (ii) 5,674,839 shares of Common Stock presently exercisable pursuant to the Shadow Warrant issued to Blackhawk, which are deemed beneficially owned by BCP as the managing member of Blackhawk; excludes 979,607 shares of Common Stock not presently exercisable under the Shadow Warrant issued to Blackhawk.

(8) Includes an aggregate of (i) 11,093,789 issued and outstanding shares beneficially owned by the directors and executive officers as a group, (ii) 10,121,888 shares of Common Stock that such persons have the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights held by such persons (inclusive of 6,111,365 shares of Common Stock presently exercisable pursuant to the Shadow Warrants issued to Blackhawk and Messrs. Webster and Ziegler); excludes 1,054,961 shares of Common Stock not presently exercisable under the Shadow Warrants issued to Blackhawk and Messrs. Webster and Ziegler.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

EMPLOYMENT AGREEMENTS

     Under the terms of their Initial Employment Agreements, Mr. Haber and Mr. Hale were each entitled to receive grants of non-qualified stock options covering 15,000 shares of the Company's Common Stock on August 1 of each year of service rendered to the Company.

     Effective June 19, 1997, the Company entered into a new employment agreement with Mr. Haber, pursuant to which Mr. Haber served as the Chief Executive Officer of the Company. The agreement required Mr. Haber to devote substantially all of his business time, attention, skill, and energy exclusively to the business of the Company, and to use his best efforts to promote the success of the Company's business. Under this agreement, Mr. Haber was entitled to (i) an annual salary, commencing August 1, 1997, of $165,000 (subject to annual review by the Board of Directors), (ii) an incentive bonus in accordance with the Company's bonus plan to be established for its senior executives, (iii) options to purchase an aggregate of 600,000 shares of Common Stock at a price of $1.00 per share which vest over a five-year period, and (iv) participation in the Company's other employee benefit plans. Effective February 2, 1999, Mr. Haber resigned as an officer, director and employee of the Company and on March 5, 1999, the Company and Mr. Haber entered into a Severance Agreement and Release containing, among other things, certain agreements with respect to Mr. Haber's resignation. (See "--Other Related Transactions" below.)

     Effective June 19, 1997, the Company entered into a new employment agreement with Michael Hale, pursuant to which Mr. Hale serves as a Vice President and the Secretary of the Company. The agreement requires Mr. Hale to devote substantially all of his business time, attention, skill, and energy exclusively to the business of the Company, and to use his best efforts to promote the success of the Company's business. In exchange, Mr. Hale is entitled to (i) receive an annual salary, commencing August 1, 1997, of $120,000, (ii) earn an incentive bonus in accordance with the Company's bonus plan to be established for its senior executives, (iii) receive options to purchase an aggregate of 300,000 shares of Common Stock at a price of $1.00 per share which vest over a three-year period, and (iv) participate in the Company's other employee benefit plans. Mr. Hale's employment agreement is terminable by the Company at any time for "cause", as specified in the Agreement, and in certain other events.

     The Company is a party to an employment agreement with Lynn A. Turner, dated July 15, 1997, pursuant to which Mr. Turner serves as the President and Chief Operating Officer of the Company, with overall responsibility for geophysical operations. The compensation payable to Mr. Turner under the employment agreement consists of: (i) a "sign-on" bonus of $156,780 paid on February 13, 1998, (ii) an annual base salary of $135,000 per year, (iii) an annual incentive cash bonus equal to 100% of base salary if the Company's geophysical operations meet certain goals set forth in a plan to be established by the Board of Directors after consultation with Mr. Turner, plus an additional bonus in excess of annual base salary if the financial results of the Company's geophysical operations exceed such goals, and (iv) an option to acquire 500,000 shares of Common Stock, at an exercise price of $0.75 per share, which option vests in equal one-fifth increments of 100,000 shares each on each of July 15, 1998, 1999, 2000, 2001 and 2002, provided that he continues to be employed by the Company on such dates, and he exercises such option prior to or on July 15, 2004. Mr. Turner's employment agreement has a term of five years and is terminable by the Company upon its good faith determination that there has been a willful violation of the terms of the agreement and in certain other events.

        The Company is a party to an employment agreement with Michael A. Dunn, dated July 15, 1997, pursuant to which Mr. Dunn serves as a Vice President and the Chief Technical Officer of the Company. The compensation payable to Mr. Dunn under the employment agreement consists of: (i) a "sign on" bonus of $90,000, paid upon commencement of employment, (ii) an annual base salary of $150,000 per year, (iii) an annual incentive cash bonus commensurate with his position at the Company in accordance with a plan to be established by the Board of Directors after consultation with Mr. Dunn, and (iv) stock options to acquire (A) 50,000 shares of Common Stock, at an exercise price of $0.75 per share, which option became exercisable on August 18, 1997 and has an expiration date of July 15, 2002, and (B) an additional 500,000 shares of Common Stock, at an exercise price of $0.75 per share, which option vests in equal one-fifth increments of 100,000 shares each on each of July 15, 1998, 1999, 2000, 2001 and 2002, provided that he continues to be employed by the Company on such dates, and he exercises such option prior to or on July 15, 2004. Mr. Dunn's employment agreement has a term of five years and is terminable by the Company upon its good faith determination that there has been a willful violation of the terms of the agreement and in certain other events.

     The Company is a party to an employment agreement with Thomas J. Concannon dated July 15, 1997, pursuant to which Mr. Concannon serves as a Vice President and the Chief Financial Officer of the Company. The compensation payable to Mr. Concannon under the employment agreement consists of: (i) an annual base salary of $120,000 per year, (ii) participation in any and all current and future employee/officer incentive plans, employee/officer stock plans, employee/officer stock option plans and any and all other employee/officer benefit/compensation plans of the Company, (iii) stock options to acquire (A) an aggregate of 150,000 shares of Common Stock, at an exercise price of $0.75 per share, which option became exercisable on July 15, 1997 and has an expiration date of July 15, 2002, and (B) an additional 150,000 shares of Common Stock, at an exercise price of $0.75 per share, which option vests in equal one-third increments of 50,000 shares each on each of July 15, 1998, 1999 and 2000, provided that he continues to be employed by the Company on such dates, and he exercises such option prior to or on July 15, 2002. Mr. Concannon's employment agreement has a term of three years and is terminable by the Company upon its good faith determination that there has been a willful violation of the terms of the agreement and in certain other events.

     The Company is a party to an employment agreement with Michael A. Schott dated August 5, 1998, pursuant to which Mr. Schott serves as a Vice President of Financial Reporting and Compliance. The compensation payable to Mr. Schott under the employment agreement consists of: (i) an annual base salary of $105,000 per year, (ii) participation in any and all current and future employee/officer incentive plans, employee/officer stock plans, employee/officer stock option plans and any and all other employee/officer benefit/compensation plans of the Company, (iii) a stock option to acquire an aggregate of 200,000 shares of Common Stock at an exercise price of $2.625 per share, which option vests in equal one-fifth increments of 40,000 shares on each of September 5, 1998 and August 5, 1999, 2000, 2001 and 2002, provided that he continues to be employed by the Company on such dates, and he exercises such option prior to or on August 5, 2004. Mr. Schott's employment agreement has a term of four years and is terminable by the Company upon its good faith determination that there has been a willful violation of the terms of the agreement and in certain other events.

OTHER RELATED TRANSACTIONS

     The father of a Vice-President of the Company is a participant in the Company's lease acquisition program with a note balance of $110,500 at December 31, 1998.

     On April 25, 1997, the Company obtained $500,000 in short-term financing in the form of 12% senior notes from William R. Ziegler and Steven A. Webster (both of whom were appointed to the Company's Board of Directors effective August 1,
1997). As additional consideration for providing this financing, the Company issued warrants entitling each of Messrs. Ziegler and Webster to purchase 500,000 shares (subject to anti-dilution provisions contained therein) of the Company's Common Stock at a price of $0.75 per share. On July 18, 1997, pursuant to the Securities Purchase and Exchange Agreement, described below, these notes were exchanged for (i) 458,333 newly-issued shares of the Company's Common Stock, (ii) 15,625 newly-issued shares of the Company's Series A Preferred Stock and (iii) Shadow Warrants to purchase an additional 592,009 shares of the Company's Common Stock at a price of $0.20 per share. As part of this financing transaction, the Company entered into a three-year consulting agreement with William R. Ziegler pursuant to which Mr. Ziegler agreed to provide the Company certain strategic planning and other consulting services. Under Mr. Ziegler's consulting agreement, Mr. Ziegler is entitled to receive a quarterly consulting fee equal to one-half of 1% of the total investment made by him and certain other persons or before July 31, 1997 in debt and equity securities of the Company that are outstanding as of the end of each quarter during the term of the consulting agreement. As of December 31, 1998 and 1997, respectively, the Company owed Mr. Ziegler $203,207 and $63,207 in consulting fees pursuant to the agreement. In addition, pursuant to the consulting agreement, the Company granted Mr. Ziegler options to purchase 50,000 shares of Common Stock of the Company at a price of $0.75 per share.

     On July 18, 1997, the Company entered into a Securities Purchase and Exchange Agreement (the "Purchase Agreement") with Blackhawk Investors, L.L.C., William R. Ziegler and Steven A. Webster (referred to collectively as the "Blackhawk Group"). Pursuant to the Purchase Agreement, the Blackhawk Group acquired from the Company (i) 5,500,000 newly-issued shares of the Company's Common Stock, (ii) 187,500 newly-issued shares of the Company's Series A Preferred Stock (which were converted into an aggregate of 2,500,000 shares of Common Stock on November 24, 1997), and (iii) Shadow Warrants to purchase up to an additional 7,104,103 shares of Common Stock at a price of $0.20 per share, in exchange for (x) an aggregate of $5,500,000 in cash paid to the Company and (y) the exchange of certain indebtedness in the principal amount of $500,000 owed by the Company to Messrs. Ziegler and Webster.

     On July 24, 1997, Blackhawk Investors, L.L.C. acquired 100,000 shares of the Company's newly-issued Series B Preferred Stock for $1 million in cash. The Series B Preferred Stock was automatically converted into an aggregate of 1,333,333 shares of Common Stock on January 1, 1998.

     On March 27, 1998, the Company obtained a $1,500,000 private short-term financing from a group of individuals, including William R. Ziegler, Steven A. Webster and Christopher M. Harte and several related family members who collectively provided $1,000,000 of this financing. The Company issued promissory notes, with interest at prime plus 2% to these individuals. Additionally, Christopher M. Harte and the related family members were granted warrants to purchase 150,000 shares of Common Stock of the Company at a purchase price of $2.00 per share. The Company paid these notes in full with interest on May 1, 1998 including interest payments of $11,083 to the related parties and family members.

     On April 30, 1998, the Company completed a private offering of $40,000,000 of certain securities designated as its 12% Senior Subordinated Notes (the "Notes") to DLJ Investment Partners, L.P. and certain additional investors ("Purchasers") pursuant to the terms of a Securities Purchase Agreement by and among the Company and the Purchasers. Additionally, the Company (i) caused certain of its wholly-owned subsidiaries to execute guarantees of the Notes pursuant to an Indenture executed by each of them, (ii) granted warrants (the "Warrants") to the Purchasers entitling them to purchase up to an aggregate of 7,618,594 shares of Common Stock at a price of $2.00 per share, subject to certain adjustments, and (iii) granted certain registration rights in favor of the Purchasers with respect to the Notes, the Warrants and the shares of Common Stock which may be acquired upon exercise of the Warrants. The completion of this offering enabled the Company to purchase an additional 3,000 channel I/O System Two RSR System and complete the acquisition of GDC.

     William R. Ziegler is a partner of the New York-based law firm of Parson & Brown, L.L.P. which, from time to time, provides legal services to the Company. During the fiscal years ended December 31, 1997 and December 31, 1998, Parson & Brown billed the Company $110,112.39 and $204,282.72 respectively, for services rendered.

     On March 2, 1999, the Company and Jay D. Haber entered into a Separation Agreement and Release confirming certain agreements and effecting mutual releases relating to Mr. Haber's resignation as a director, officer and employee of the Company. This agreement provides, among other things, that the Company pay Mr. Haber a severance payment of $165,000 in twelve (12) equal monthly installments.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(A)   EXHIBITS

        3.1 Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3(a) to Amendment No. 1 to the Company's Registration Statement on Form S-3, filed with the Securities and Exchange Commission on March 25, 1980 (file no. 000-09268)).

        3.2 Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.2 to Form 10-KSB filed with the Securities and Exchange Commission on April 24, 1996 (file no. 000-09268)).

        3.3 Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on July 14, 1997 (incorporated by reference from Exhibit 3.3 to Form 10-KSB filed with the Securities and Exchange Commission on March 31, 1998 (file no.000-09268))

        3.4 Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on November 24, 1997 (incorporated by reference from Exhibit 3.4 to Form 10-KSB filed with the Securities and Exchange Commission on March 31, 1998 (file no.000-09268)).

        3.5 Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.5 to Form 10-KSB filed with the Securities and Exchange Commission on March 31, 1998 (file no.000-09268)).

        4.1 Statement of Designations of the Company's Series A Preferred Stock (incorporated by reference from Exhibit 4 to Form 8-K filed with the Securities and Exchange Commission on August 5, 1997 (file no.000-09268)).

        4.2 Indenture dated as of April 30, 1998, executed by the Company, HOC Production Co., Inc., Geokinetics Production Co., Inc., Quantum Geophysical, Inc., Geoscience Software Solutions, Inc., Signature Geophysical Services, Inc., Reliable Exploration, Incorporated, and Geophysical Development Corporation (incorporated by reference from Exhibit (4.4) to Form 8-K filed with the Securities and Exchange Commission on May 15, 1998 (file no.000-09268)).

        8.1 Tax Opinion of David E. Hammer, P.C. concerning the deductibility of the Company's net operating loss carryforwards following the Company's acquisition of certain oil and gas properties effective August 1, 1994 (incorporated by reference from Exhibit 8.1 to Form 10-KSB filed with the Securities and Exchange Commission on May 19, 1995 (file no.000-09268)).

        10.1 Securities Purchase Agreement dated as of April 25, 1997 among the Company and each of William R. Ziegler and Steven A. Webster. (incorporated by reference from Exhibit II to the Schedule 13D filed with the Securities and Exchange Commission by William R. Ziegler on May 5, 1997 (file no. 005-32355)).

        10.2 Form of 12% Senior Secured Promissory Note dated as of April 25, 1997 in the principal amount of $250,000 executed by the Company to each of William R. Ziegler and Steven A. Webster (incorporated by reference from Exhibit III to the Schedule 13D filed with the Securities and Exchange Commission by William R. Ziegler on May 5, 1997 (file no. 005-32355)).

        10.3 Registration Rights Agreement dated as of April 25, 1997 executed by the Company and each of the William R. Ziegler and Steven A. Webster (incorporated by reference from Exhibit V to the Schedule 13D filed with the Securities and Exchange Commission by William R. Ziegler on May 5, 1997 (file no. 005-32355)).

        10.4 Form of Warrant to Purchase Common Stock dated as of April 25, 1997 issued by the Company to each of William R. Ziegler and Steven A. Webster (incorporated by reference from Exhibit IV to the Schedule 13D filed with the Securities and Exchange Commission by William R. Ziegler on May 5, 1997 (file no. 005-32355)).

        10.5 Consulting Agreement dated as of April 25, 1997 executed by the Company and William R. Ziegler (incorporated by reference from
               Exhibit VI to the Schedule 13D filed with the Securities & Exchange Commission by William R. Ziegler on May 5, 1997 (file no. 005-32355)).

        10.6 Securities Purchase and Exchange Agreement dated as of July 18, 1997 among the Company, Blackhawk Investors, L.L.C., William R. Ziegler, and Steven A. Webster (incorporated by reference from Exhibit (2.1) to Form 8-K filed on August 5, 1997 (file no.000-09268)).

        10.7 Investment Monitoring Agreement dated July 18, 1997, between the Company and Blackhawk Capital Partners, L.P. (incorporated by reference from Exhibit 10.2 to Form 8-K filed August 5, 1997 (file no.000-09268)).

        10.8 Letter Agreement re Additional Investment dated July 24, 1997, between the Company and Blackhawk Investors, L.L.C. (incorporated by reference from Exhibit (2.3) to Form 8-K filed on August 5, 1997 (file no.000-09268)).

        10.9 Stock Purchase Agreement dated as of June 25, 1997 among the Company, Signature Geophysical Services, Inc., Gallant Energy, Inc. and James Gallant (incorporated by reference from Exhibit (2.2) to Form 8-K filed on August 5, 1997 (file no.000-09268)).

        10.10 Stock Purchase Agreement dated December 3, 1997, by and among the Company, Reliable Exploration, Incorporated, Allen Rein, Scott Schmitt, and Kim Nordberg. (incorporated by reference from Exhibit (2) to Form 8-K filed with the Securities and Exchange Commission on February 10, 1998 (file no.000-09268)).

        10.11 Stock Purchase Agreement dated as of March 24, 1998, among the Company, Geophysical Development Corporation and the holders of all of the capital stock of Geophysical Development Corporation (incorporated by reference from Exhibit 2.1 to Form 8-K filed with the Securities and Exchange Commission on May 15, 1998 (file no.000-09268)).

        10.12 Employment Agreement dated as of July 15, 1997 between the Company and Lynn A. Turner (incorporated by reference from
                Exhibit 10.5 to Form 10-KSB filed with the Securities and Exchange Commission on March 31, 1998 (file no.000-09268)).

        10.13 Employment Agreement dated as of July 15, 1997 between the Company and Michael A. Dunn (incorporated by reference from
                Exhibit 10.6 to Form 10-KSB filed with the Securities and Exchange Commission on March 31, 1998 (file no.000-09268)).

        10.14 Employment Agreement dated as of July 15, 1998 between the Company and Thomas J. Concannon (incorporated by reference from
                Exhibit 10.7 to Form 10-KSB filed with the Securities and Exchange Commission on March 31, 1998 (file no.000-09268)).

        10.15 Securities Purchase Agreement dated as of April 30, 1998, among the Company, DLJ Investment Partners, L.P. and certain additional investors (incorporated by reference from Exhibit (4.1) to Form 8-K filed with the Securities and Exchange Commission on May 15, 1998 (file no.000-09268))

        10.16 Warrant Agreement dated as of April 30, 1998, among the Company, DLJ Investment Partners, L.P. and certain additional investors (incorporated by reference from Exhibit (4.2) to Form 8-K filed with the Securities and Exchange Commission on May 15, 1998 (file no.000-09268)).

        10.17 Note Registration Rights Agreement dated as of April 30, 1998, among the Company, DLJ Investment Partners, L.P. and certain additional investors (incorporated by reference from Exhibit (4.3) to Form 8-K filed with the Securities and Exchange Commission on May 15, 1998 (file no.000-09268)).

        10.18 Tag Along-Drag Along Agreement dated as of April 30, 1998 among the Company, DLJ Investment Partners, L.P. and certain additional investors (incorporated by reference from Exhibit (4.5) to Form 8-K filed with the Securities and Exchange Commission on May 15, 1998 (file no.000-09268)).


        22      Following is a list of the Company's Subsidiaries:

                                           OTHER NAME UNDER
                                           WHICH SUBSIDIARY     JURISDICTION OF
     NAME OF SUBSIDIARY                    CONDUCTS BUSINESS     INCORPORATION
     ------------------                    -----------------     -------------

     HOC Operating Co., Inc.                     None             Texas
     (formerly HOC Acquisition
     Corp.)

     Geokinetics Production Co., Inc.            None             Texas
     (formerly HLX Acquisition
     Corp.)

     Quantum Geophysical Services, Inc.          None             Texas
     (formerly Quantum Geophysical,
     Inc.)

     Geoscience Software Solutions,              None             Texas
     Inc.

     Quantum Geophysical, Inc.                   None
                                                                  Texas

     Geophysical Development Corporation         None             Texas

     Following is a list of the subsidiaries of Quantum Geophysical, Inc.:

                                          OTHER NAME UNDER
                                          WHICH SUBSIDIARY      JURISDICTION OF
         NAME OF SUBSIDIARY               CONDUCTS BUSINESS      INCORPORATION
         ------------------               -----------------      -------------

 Signature Geophysical Services, Inc.         None                Michigan


 Reliable Exploration, Incorporated            None                Montana



(B) REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF THE PERIOD COVERED BY THIS FORM 10-KSB.

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           GEOKINETICS INC.


Date:   March 31, 1999                      By: _______________________________
                                                Lynn A. Turner, President and
                                                Chief Operating Officer


                                            By: _______________________________
                                                Thomas J. Concannon
                                                Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURE                      TITLE                             DATE
---------                      -----                             ----

______________________         President and Chief Operating     March 31, 1999
Lynn A. Turner                 Officer

______________________         Vice President and                March 31, 1999
Thomas J. Concannon            Chief Financial Officer


______________________         Director and Chairman             March 31, 1999
William R. Ziegler

______________________         Director                          March 31, 1999
Steven A. Webster

______________________         Director                          March 31, 1999
Christopher M. Harte


______________________         Director                          March 31, 1999
Antony T. F. Lundy