Form 10QSB
period 1999-03-31
GEOKINETICS INC
filed 1999-05-17
CIK 314606

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        MARCH 31, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number                 0-9268

                                GEOKINETICS INC.
      (Exact name of small business issuer as specified in its charter)

               DELAWARE                                 94-1690082
---------------------------------------       -------------------------------
   (State or other jurisdiction of            (I.R.S. Employer Identification
    incorporation or organization)                        Number)

5555 SAN FELIPE, SUITE 780  HOUSTON, TEXAS                77056
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

            Yes   [X]                        No [ ]

On March 31, 1999, there were 19,332,480 shares of Registrant's common stock ($.01 par value) outstanding.

                                GEOKINETICS INC.

                                      INDEX


PART I.     FINANCIAL INFORMATION                                  PAGE NO.

            Item 1. Financial Statements.....................................  3

                  Condensed Statements of Financial Position
                        March 31, 1999  and December 31, 1998................  3

                  Condensed Statements of Operations
                        Three Months Ended
                        March 31, 1999 and 1998..............................  5

                  Condensed Statements of Cash Flows
                        Three  Months Ended
                        March 31, 1999  and 1998.............................  6


                  Pro forma Financial Statement Information..................  8

                  Notes to Interim Financial Statements......................  9


            Item 2. Management's Discussion and
                        Analysis or Plan of Operation........................ 10

PART II.    OTHER INFORMATION

            Item 5.  Other Information....................................... 13

            Item 6.  Exhibits and Reports on Form 8-K........................ 13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                GEOKINETICS INC.
                   Condensed Statements of Financial Position

                                     ASSETS

                                                              March 31     December 31
                                                                1999          1998
                                                              Unaudited     Unaudited
                                                             -----------   ------------
Current Assets:
    Cash .................................................   $ 3,168,168   $  2,705,581
    Receivables ..........................................     4,533,269      7,385,425
    Prepaid expenses .....................................       321,642        490,098
                                                             -----------   ------------
        Total Current Assets .............................     8,023,079     10,581,104

Property and Equipment:
    Proved oil and gas Properties (net of depletion) .....       697,986        695,439
    (successful efforts method for oil and gas properties)
    Equipment (net of depreciation) ......................    24,742,904     26,376,730
    Buildings (net of depreciation) ......................       281,143        279,893
    Land .................................................        23,450         23,450
                                                             -----------   ------------
        Total  Property and Equipment ....................    25,745,483     27,375,512

Other Assets:
    Deferred charges .....................................       401,514        417,938
    Restricted investments ...............................       106,700        106,700
    Other assets .........................................        79,633         99,632
    Goodwill .............................................    30,222,694     30,957,183
                                                             -----------   ------------
        Total Other Assets ...............................    30,810,541     31,581,453
                                                             -----------   ------------
            Total Assets .................................   $64,579,103   $ 69,538,069
                                                             ===========   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    March 31       December 31
                                                      1999            1998
                                                    Unaudited       Unaudited
                                                   ------------    ------------
Current Liabilities:
    Current maturities of long-term debt .......   $  2,708,528    $  5,210,380

    Accounts payable ...........................      2,650,147       4,822,802
    Accrued liabilities ........................      5,575,827       4,352,380
    Notes payable ..............................      2,504,228       2,151,405
    Advances for lease bank ....................        260,500         260,500
    Other current liabilities ..................         40,979          51,848
                                                   ------------    ------------
        Total Current Liabilities ..............     13,740,209      16,849,315

Long-Term Liabilities:
    Long-term debt, net of current maturities ..     42,472,418      40,062,071
    Deferred income tax ........................        222,045         222,045
                                                   ------------    ------------
        Total  Liabilities .....................     56,434,672      57,133,431
     Common stock, $.01 par value,
       100,000,000 shares authorized,
       19,332,480 outstanding ..................        193,325         193,325
    Additional paid in capital .................     29,112,344      29,112,344
    Accumulated deficit ........................    (21,161,238)    (16,901,031)
                                                   ------------    ------------
        Total Stockholders' Equity .............      8,144,431      12,404,638
                                                   ------------    ------------
            Total Liabilities and
              Stockholders' Equity .............   $ 64,579,103    $ 69,538,069
                                                   ============    ============

                                GEOKINETICS INC.
                       Condensed Statements of Operations

                                                      Three Months Ended
                                                           March 31
                                                          (unaudited)
                                                -------------------------------
                                                     1999              1998
                                                ------------       ------------
Revenues:
    Seismic revenues .....................      $  1,973,041       $  5,691,339
    Data processing operations ...........         3,009,531                  0
    Oil and gas sales ....................            39,661             49,745
    Operating fees .......................            58,693             57,424
                                                ------------       ------------
        Total Revenues ...................         5,080,926          5,798,508

Expenses:
    General and administrative ...........           873,157          1,124,093
    Seismic operating expenses ...........         2,582,685          2,876,523
    Data processing expenses .............         1,617,176                  0
    Lease operating expenses .............            76,236             80,432

    Amortization expense .................           931,183             47,769
    Depletion expense ....................             3,843              3,843

    Depreciation expense .................         1,657,348            846,100
                                                ------------       ------------
        Total Expenses ...................         7,741,628          4,978,760
                                                ------------       ------------
    Income (Loss) from operations ........        (2,660,702)           819,748

Other Income (Expense):
     Interest income .....................            30,251             17,002
     Other income ........................             2,768              4,900
     Interest expense ....................        (1,632,524)          (459,797)
                                                ------------       ------------
        Total Other Income ...............        (1,599,505)          (437,895)

Income (Loss) before provision
  for income tax .........................      $ (4,260,207)      $    381,853

Provision for income tax .................                 0                  0
                                                ------------       ------------
    Total income tax .....................                 0                  0
                                                ------------       ------------
 Net Income (Loss) .......................      $ (4,260,207)      $    381,853
                                                ============       ============
Earnings (Loss) per share ................      $      (0.22)      $       0.02
                                                ============       ============
Weighted average common shares
  and equivalents outstanding ............        19,332,480         18,326,816
                                                ============       ============

                             GEOKINETICS INC.
                    Condensed Statements of Cash Flows


                                                        Three Months Ended
                                                             March 31
                                                            (unaudited)
                                                     --------------------------
                                                         1999           1998
                                                     -----------    -----------
Cash flows from operating activities:
    Cash received from customers .................   $ 7,930,851    $ 6,854,232
    Interest and dividends received ..............        30,251         27,828
    Cash paid to suppliers and employees .........    (7,046,880)    (4,366,208)
    Interest paid ................................      (492,448)      (501,166)
                                                     -----------    -----------
        Net cash provided (used) by operating
          activities .............................       421,774      2,014,686
                                                     -----------    -----------
Cash flows from investing activities:
    Net deposits paid out ........................             0         (4,700)
    Payments for purchase of property and
      equipment ..................................       (36,988)      (164,305)
    Acquisition of Reliable Exploration,
      Incorporated ...............................             0     (1,190,430)
    Earnest Money for acquisition of GDC .........             0     (1,000,000)
                                                     -----------    -----------
        Net cash provided (used) by investing
          activities .............................       (36,988)    (2,359,435)
                                                     -----------    -----------
Cash flows from financing activities:
    Proceeds from short-term debt ................       699,341      1,500,000
    Principal payments on long-term debt .........      (259,895)    (2,018,621)
    Principal payments on short-term debt ........      (361,645)      (224,404)
    Principal payments on loans from officers ....             0        (13,577)
                                                     -----------    -----------
        Net cash provided (used) by financing
          activities .............................        77,801       (756,602)
                                                     -----------    -----------
Net  increase (decrease) in cash .................       462,587     (1,101,351)
Cash, beginning of period ........................     2,705,581      2,212,681
                                                     -----------    -----------
Cash, end of period ..............................   $ 3,168,168    $ 1,111,330
                                                     ===========    ===========

                                GEOKINETICS INC.
                  PRO FORMA FINANCIAL STATEMENT INFORMATION

Acquisitions

On April 30, 1998, the Company completed the acquisition of Geophysical Development Corporation (GDC) pursuant to the terms of a Stock Purchase Agreement, whereby the Company acquired 100% of the shares of the outstanding common stock of GDC in exchange for $26,000,000 in cash and 1,000,000 newly-issued shares of the Company's common stock. GDC is engaged in the business of providing seismic data processing, software and consultation services to the oil and gas industry.

The acquisition is accounted for as a purchase and the results of operations of GDC are included in the consolidated financial statements from the date of acquisition. The following represents the unaudited pro forma results of operations as if the acquisition had occurred at the beginning of the quarter ended March 31, 1998. In addition to combining the historical results of operations of the two companies, the pro forma calculations include amortization of goodwill. Excess of cost over the fair value of net assets acquired of $27,961,807 is being amortized on a straight-line basis over 10 years.

Debt Structure

In connection with the acquisition of GDC, the Company completed a private offering of $40,000,000 designated as its 12% Senior Subordinated Notes due April 15, 2005. In addition to the notes, the Company granted warrants to purchase up to 7,618,594 shares of common stock resulting in original issue discount in the amount of $9,020,415. The notes are included on the balance sheet, net of the unamortized discount, as long-term debt in the amount of $30,979,585. The amortization of the discount included in interest expense on the pro forma income statement for the quarter ended March 31, 1998 is $173,340.

Cost of Private Offering

The cost incurred to complete the private offering was $221,927 and is included as other assets on the Company's balance sheet. The deferred cost is being amortized on a straight-line basis over the life of the notes. The amortization of this cost included in depreciation and amortization on the pro forma income statement for the quarter ended March 31, 1998 is $7,926.

                                                   For the Quarter Ended March 31, 1998
                                     ----------------------------------------------------------------
                                                         Geophysical
                                                         Development      Pro Forma
                                     Geokinetics Inc.    Corporation      Adjustments      Combined
                                     ----------------    ------------    ------------    ------------
Revenues .........................   $      5,798,508    $  3,910,501            --      $  9,709,009

Expenses:
Seismic operations ...............         (2,876,523)           --              --        (2,876,523)
General and Administrative .......         (1,124,093)       (276,850)           --        (1,400,943)
Data processing expenses .........               --        (1,576,172)           --        (1,576,172)
Amortization, depreciation
 and depletion expense ...........           (897,712)       (165,123)       (706,971)     (1,769,806)
Interest expense .................           (459,797)        (20,137)     (1,373,340)     (1,853,274)
Income tax (expense) benefit .....               --          (645,852)        425,000        (220,852)
Lease operating expenses .........            (80,432)           --              --           (80,432)
Interest income ..................             21,902          27,346            --            49,248
                                     ----------------    ------------    ------------    ------------
NET INCOME (LOSS) ................   $        381,853    $  1,253,713    $ (1,655,311)   $    (19,745)
                                     ================    ============    ============    ============
Earnings (Loss) per Common Share .   $           0.02            --              --      $     (0.001)
                                     ================    ============    ============    ============
Earnings (Loss) per Share -
Assuming Dilution ................   $           0.01            --              --      $     (0.000)
                                     ================    ============    ============    ============
Weighted Average Common
 Shares Outstanding ..............         18,218,205            --         1,000,000      19,218,205
                                     ================    ============    ============    ============
Fully Diluted Common Shares ......         32,967,283            --         1,000,000      33,967,283
                                     ================    ============    ============    ============

NOTES TO INTERIM FINANCIAL STATEMENTS

1.    METHOD OF PRESENTATION

      The interim financial statements contained herein have been prepared in accordance with the instructions to Form 10-QSB and include all adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position and results of operations for the interim period reported. The company is working to complete its audit for the fiscal year ended December 31, 1998. When completed, audited financial statements will be included in an amendment to the Company's Form 10-KSB filed for the fiscal year ended December 31, 1998. A summary of accounting policies and other significant information is included therein.

2.    LONG TERM DEBT

      At March 31, 1999, the Company's long-term debt was $45,180,946 including $2,708,528 which represents current maturities. Long-term debt is presented net of unamortized Original Issue Discount, totaling $8,344,528. Long term debt consists primarily of (i) 12% senior subordinated notes, in the amount of $40,000,000, (ii) a note to a financial institution, bearing interest at prime plus 1-1/2%, in the amount of $3,974,310, (iii) a note to Input/Output, Inc., bearing interest at 12%, in the amount of $6,174,430, (iv) a note to Input/Output, Inc., bearing interest at 10%, in the amount of $2,127,425 and (v) a note to a financial institution bearing interest at prime, in the amount of $750,347.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

GENERAL

      At March 31, 1999, the Company's financial position reflects (i) the seismic acquisition services being conducted by Quantum Geophysical, Inc., Signature Geophysical Services, Inc. and Reliable Exploration, Inc., (ii) the seismic data processing, software and consultation services being provided by Geophysical Development Corporation, and (iii) the Company's ongoing oil and gas operations.

      The Company's financial results have been severely impacted by the unprecedented downturn in the oil service industry. This downturn is a direct result of the significant deterioration of the price of oil which began occurring in mid 1998. While there has been a recent upturn in the price of oil, the demand for the services which the Company provides has not as yet been positively affected. The Company has taken steps to reduce its operating expenses and continues to evaluate additional cost reduction measures in response to weakened demand for its services. During the quarter ended March 31, 1999, the Company reduced its number of seismic acquisition crews from five to two. The Company anticipates demand for its seismic acquisition and seismic data processing services to continue to weaken during the second fiscal quarter.

RESULTS OF OPERATIONS

      Revenues for the three months ended March 31, 1999 were $5,080,926 as compared to $5,798,508 for the same period of fiscal 1998, a decrease of 12%. However, the Company was not engaged in the seismic data processing business during the quarter ended March 31, 1998. The Company entered the seismic data processing business by acquiring Geophysical Development Corporation (GDC) on April 30, 1998. First quarter 1998 revenues, on a pro forma basis, would have been $9,709,009 had the Company acquired GDC at the beginning of the quarter ended March 31, 1998. On this basis, 1999 revenues decreased 48% from the levels attained during the same period of fiscal 1998.

      Operating expenses for the three month period were $4,276,097, an increase of 45% from the same period of fiscal 1998. First quarter 1998 operating expenses, on a pro forma basis, would have been $4,533,127 had the GDC acquisition occurred on January 1, 1998. On this basis, 1999 operating expenses decreased 6%. The Company took steps during this quarter to reduce its operating costs including employee layoffs and reduction in third party expenditures. The Company anticipates additional cost reduction measures will be implemented during the fiscal quarter ending June, 1999.

      General and Administrative expenses for the three months ended March 31, 1999 totaled $873,157 as compared to $1,124,093 for the same period of fiscal 1998, a decrease of 22%. During the fourth quarter of 1998, the Company reclassified certain costs previously recorded as General and Administrative expenses, to better reflect seismic industry standards. If this reclassification had been undertaken at the beginning of the fiscal quarter ended March 31, 1998, General and Administrative expenses would have been 702,565. First quarter 1998 General and Administrative expenses, on a pro forma basis, would have been 979,415 had the GDC acquisition occurred on January 1, 1998. On this basis, 1999 General and Administrative expenses decreased 11%.

      Depreciation and Amortization expense for the quarter ended March 31, 1999 totaled $2,592,374, an increase of $1,694,662 from the same period of fiscal 1998. This increase is a result of continuing seismic acquisition equipment purchases during 1998 and the purchase of GDC in April of 1998, which created significant additional amortization of goodwill.

      Interest expense (net of interest income) for the three months ended March 31, 1999 was $1,599,505 as compared to $437,895 for the period ending March 31, 1998. This increase is a result of the Company's closing a $40,000,000 12% senior subordinated financing, due 2005, during April of 1998. The proceeds from this financing were utilized by the Company to acquire GDC and purchase additional seismic acquisition equipment.

      The Company had a net loss of $4,260,207, or ($.22) per share, for the three months ended March 31, 1999 as compared to net income of $381,853, or $0.02 per share, for the three month period ended March 31, 1998. This result is due primarily to the current weak demand for the Company's services as well as increased interest costs, depreciation expense and amortization of goodwill associated with the Company's 1998 acquisitions and expansion of its seismic acquisition fleet.

LIQUIDITY AND CAPITAL RESOURCES

      On April 30, 1998, the Company completed a private offering of $40,000,000 12% senior subordinated debt financing from an investment group led by DLJ Investment Partners, L.P., an affiliate of Donaldson Lufkin and Jenrette Securities Corporation. The notes call for semi-annual interest payments, due April 15 and October 15 of each year, and principal due at maturity. The Company recently reached an agreement with the senior subordinated noteholders to extend the period for making the semi-annual interest payment due on April 15, 1999 to May 21, 1999. The Company is also negotiating a restructuring agreement with the senior subordinated noteholders and is seeking to secure a private placement of senior secured debt. Completion of these transactions will allow the Company to continue its seismic data processing and seismic acquisition operations.

      The Company currently has three notes due to Input/Output, Inc. totaling $9,923.637, with various maturities and interest rates. The Company is currently paying only the interest due on these notes and has reached an informal agreement with Input/Output, Inc. to continue to pay interest only through September of 1999.

      A customer of a subsidiary of the Company has defaulted on payment of a $2.8 million obligation to such subsidiary. The Company has filed suit against the customer and certain related parties but is unable to estimated how much, if any, of this obligation it will ultimately collect. The Company has established a reserve against the collection of this obligation.

      At March 31, 1999, the Company had a working capital deficiency of $5,717,130, which includes the current portion of long-term debt of $2,708,528. At March 31, 1998, the Company had a working capital deficiency of $2,816,206.

      On March 31, 1999, the Company had cash balances of $3,168,168. The Company feels this cash, anticipated cash flow from its seismic acquisition and data processing operations, and the proceeds from the private placement of senior secured debt will be sufficient to meet the working capital requirements of its seismic acquisition and data processing operations for the foreseeable future.

      The seismic acquisition industry is capital intensive and the Company will need to raise additional capital to implement its business strategy. The cost of sophisticated seismic acquisition equipment has increased significantly over the last several years. The Company's ability to expand its business operations is dependent upon the availability of internally generated cash flow and external financing activities. Such financing may consist of bank or commercial debt, equity or debt securities or any combination thereof. There can be no assurance that the Company will be successful in obtaining additional financing when required. Any substantial alteration or increase in the Company's capitalization through the issuance of debt or equity securities or otherwise may significantly decrease the financial flexibility of the Company. Due to uncertainties regarding the changing market for seismic services, technological changes, and other matters associated with the Company's operations, the Company is unable to estimate the amount of any financing that it may need to acquire, upgrade and maintain seismic equipment and continue its diversification as a full-scale geotechnology enterprise. If the Company is unable to obtain such financing when needed, it will be forced to curtail its business objectives, and to finance its business activities with only such internally generated funds as may then be available.

                            PART II OTHER INFORMATION

ITEM 5. OTHER INFORMATION

      The Company conducts field operations in states under whose statutes certain of the services provided by the Company may be subject to state sales tax. The Company's financial statements currently reflect a liability of $142,734 for such taxes arising from prior operations of a subsidiary. The Company has determined that its subsidiary collected sales taxes from customers and failed, in certain instances, to remit such taxes to the appropriate taxing authorities. The Company is in the process of making the necessary tax filings and intends to pursue the former owners of the subsidiary for the entire liability which the subsidiary is obligated to pay.

      The Company is in the process of discontinuing its oil and gas operations. In this regard, the Company is presently negotiating with a third party to sell its oil and gas properties.

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

                  None.

                                    SIGNATURE


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          GEOKINETICS INC.
                                          (Registrant)


Date:  May 17, 1999                       Thomas J. Concannon
                                          Vice President and Chief Financial
                                          Officer