Form 10QSB
period 1999-06-30
GEOKINETICS INC
filed 1999-08-16
CIK 314606

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended     JUNE 30,  1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number   0-9268
                                GEOKINETICS INC.
        (Exact name of small business issuer as specified in its charter)

               DELAWARE                               94-1690082
----------------------------------------  -------------------------------------
    (State or other jurisdiction of      (I.R.S. Employer Identification Number)
    incorporation or organization)

5555 SAN FELIPE, SUITE 780  HOUSTON, TEXAS        77056
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

            Yes   [X]                                       No     [ ]

On June 30, 1999, there were 19,332,480 shares of Registrant's common stock ($.01 par value) outstanding.

                               GEOKINETICS INC.

                                    INDEX


PART I.     FINANCIAL INFORMATION                                  PAGE NO.

            Item 1. Financial Statements....................................   3

                  Condensed Statements of Financial Position
                        June 30, 1999  and December 31, 1998................   3

                  Condensed Statements of Operations
                        Three Months and Six Months Ended
                        June 30, 1999 and 1998..............................   5

                  Condensed Statements of Cash Flows
                        Three  Months Ended
                        June 30, 1999  and 1998.............................   6

                  Pro forma Financial Statement Information.................   7

                  Notes to Interim Financial Statements.....................   9

            Item 2. Management's Discussion and
                        Analysis or Plan of Operation.......................  10


PART II.    OTHER INFORMATION

            Item 3.  Defaults Upon Senior Securities........................  13

            Item 5.  Other Information......................................  13

            Item 6.  Exhibits and Reports on Form 8-K.......................  13

                          PART I. FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS


                                GEOKINETICS INC.
                   Condensed Statements of Financial Position

                                     ASSETS

                                                       June 30       December 31
                                                         1999           1998
                                                       Unaudited      Unaudited
                                                      -----------    -----------
Current Assets:
    Cash .........................................    $ 1,620,317    $ 2,705,581
    Receivables ..................................      2,858,756      7,385,425
    Prepaid expenses .............................        421,322        490,098
                                                      -----------    -----------
        Total Current Assets .....................      4,900,395     10,581,104

Property and Equipment:
    Proved oil and gas Properties (net of
      depletion) .................................        694,143        695,439
    (successful efforts method for oil and gas
      properties)
    Equipment (net of depreciation) ..............     23,163,773     26,376,730
    Buildings (net of depreciation) ..............        275,024        279,893
    Land .........................................         23,450         23,450
                                                      -----------    -----------
        Total  Property and Equipment ............     24,156,390     27,375,512

Other Assets:
    Deferred charges .............................        483,199        417,938
    Restricted investments .......................        106,700        106,700
    Other assets .................................         64,633         99,632
    Goodwill .....................................     29,488,380     30,957,183
                                                      -----------    -----------
        Total Other Assets .......................     30,142,912     31,581,453
                                                      -----------    -----------
            Total Assets .........................    $59,199,697    $69,538,069
                                                      ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     June 30       December 31
                                                      1999            1998
                                                    Unaudited       Unaudited
                                                   ------------    ------------
Current Liabilities:
    Current maturities of long-term debt .......   $  3,513,505    $  5,210,380
    Accounts payable ...........................      1,668,297       4,822,802
    Accrued liabilities ........................      6,748,347       4,352,380
    Notes payable ..............................      2,177,872       2,151,405
    Advances for lease bank ....................        260,500         260,500
    Other current liabilities ..................         40,979          51,848
                                                   ------------    ------------
        Total Current Liabilities ..............     14,409,500      16,849,315

Long-Term Liabilities:
    Long-term debt, net of current maturities ..     41,612,214      40,062,071
    Deferred income tax ........................        222,045         222,045
                                                   ------------    ------------
        Total  Liabilities .....................     56,243,759      57,133,431

Stockholders' Equity:
    Common stock, $.01 par value, 100,000,000
      shares authorized, 19,332,480 outstanding         193,325         193,325
    Additional paid in capital .................     29,112,344      29,112,344
    Accumulated deficit ........................    (26,349,731)    (16,901,031)
                                                   ------------    ------------
        Total Stockholders' Equity .............      2,955,938      12,404,638
                                                   ------------    ------------
          Total Liabilities and Stockholders'
            Equity .............................   $ 59,199,697    $ 69,538,069
                                                   ============    ============

                                GEOKINETICS INC.
                        Condensed Statement of Operations

                                      Three Months Ended              Six Months Ended
                                           June 30                         June 30
                                         (unaudited)                     (unaudited)
                                 ----------------------------    ----------------------------
                                      1999           1998            1999            1998
                                 ------------    ------------    ------------    ------------
Revenues:
    Seismic revenues .........   $  1,268,750    $  5,895,795    $  3,241,791    $ 11,587,134
    Data processing operations      1,818,889       2,400,236       4,828,420       2,400,236
    Oil and gas sales ........         58,989          57,213          98,650         106,958
    Operating fees ...........         61,752          57,654         120,445         115,078
                                 ------------    ------------    ------------    ------------
        Total Revenues .......      3,208,380       8,410,898       8,289,306      14,209,406

Expenses:
    General and administrative   $    775,759    $  1,244,315    $  1,648,916    $  2,368,408
    Seismic operating expenses      1,795,426       3,689,509       4,378,111       6,566,032
    Data processing expense ..      1,636,695         636,209       3,253,871         636,209
    Lease operating expenses .         52,939          69,774         129,175         150,206
    Amortization expense .....        935,489         635,524       1,866,672         683,294
    Depletion expense ........          3,843           3,843           7,686           7,686
    Depreciation expense .....      1,660,237         973,417       3,317,585       1,819,516
                                 ------------    ------------    ------------    ------------
        Total Expenses .......      6,860,388       7,252,591      14,602,016      12,231,351
                                 ------------    ------------    ------------    ------------
Income (Loss) from operations    $ (3,652,008)   $  1,158,307    $ (6,312,710)   $  1,978,055

Other Income:
     Interest income .........         26,010          76,515          56,261          93,517
     Other income ............         42,889              10          45,657           4,910
     Interest expense ........     (1,605,383)     (1,271,365)     (3,237,907)     (1,731,162)
                                 ------------    ------------    ------------    ------------
          Total Other Income
            (Expense) ........     (1,536,484)     (1,194,840)     (3,135,989)     (1,632,735)

Income (Loss) before provision
  for income tax .............   $ (5,188,492)   $    (36,533)   $ (9,448,699)   $    345,320

Provision for income tax .....              0               0               0               0
                                 ------------    ------------    ------------    ------------
   Total income tax ..........              0               0               0               0
                                 ------------    ------------    ------------    ------------
Net Income (Loss) ............   $ (5,188,492)   $    (36,533)   $ (9,448,699)   $    345,320
                                 ============    ============    ============    ============
Earnings (Loss) per Common
  Share ......................   $      (0.27)   $     (0.002)   $      (0.49)   $       0.02
                                 ============    ============    ============    ============
Earnings (Loss) per
  Share-assuming Dilution ....          (0.12)   $     (0.001)          (0.22)   $       0.01
                                 ============    ============    ============    ============
Weighted average Common Shares
  Outstanding ................     19,322,480      19,008,135      19,322,480      18,615,352
                                 ============    ============    ============    ============
Fully Diluted Common Shares ..     42,655,719      42,938,788      42,655,719      42,546,005
                                 ============    ============    ============    ============

                                GEOKINETICS INC.
                       Condensed Statements of Cash Flows

                                                      Three Months Ended
                                                            June 30
                                                          (unaudited)
                                                    ---------------------------
                                                       1999            1998
                                                   ------------    ------------
Cash flows from operating activities:
    Cash received from customers ...............   $  4,925,782    $  6,687,407
    Interest and dividends received ............         26,010          76,515
    Cash paid to suppliers and employees .......     (5,511,906)     (2,659,463)
    Interest paid ..............................       (341,938)       (467,637)
                                                   ------------    ------------
        Net cash provided (used) by operating
          activities ...........................       (902,052)      3,636,822
                                                   ------------    ------------
Cash flows from investing activities:
    Proceeds from insurance settlement .........         21,504               0
    Payments for purchase of  property and
      equipment ................................        (80,717)    (10,571,642)
    Acquisition of Geophysical Development Corp.              0     (26,000,000)
    Acquisition earnest money refunded .........              0       1,000,000
                                                   ------------    ------------
        Net cash provided (used) by investing
          activities ...........................        (59,213)    (35,571,642)
                                                   ------------    ------------
Cash flows from financing activities:
    Proceeds from issuance of short-term debt ..         66,152               0
    Proceeds from issuance of long-term debt ...              0      40,000,000
    Principal payments on long-term debt .......       (260,229)       (937,760)
    Principal payments on short-term debt ......       (392,509)     (1,661,257)
    Principal payments on loans from officers ..              0         (24,696)
                                                   ------------    ------------
        Net cash provided (used) by financing
          activities ...........................       (586,586)     37,376,287
                                                   ------------    ------------
Net  increase (decrease) in cash ...............     (1,547,851)      5,441,467

Cash acquired in acquisition ...................              0          50,805
Cash, beginning of period ......................      3,168,168       1,111,330
                                                   ------------    ------------
Cash, end of period ............................   $  1,620,317    $  6,603,602
                                                   ============    ============

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

The acquisition has been accounted for as a purchase and the results of operations of GDC are included in the consolidated financial statements from the date of acquisition, April 30, 1998. The following represents the unaudited pro forma results of operations as if the acquisition had occurred at the beginning of the first quarter of 1998, and therefore includes the results of operations of GDC during the periods January 1, 1998 through March 31, 1998 for the first quarter and April 1, 1998 through April 30, 1998 on a pro forma basis for the second quarter. In addition to combining the historical results of operations of the two companies, the pro forma calculations include amortization of goodwill. Excess of cost over the fair value of net assets acquired of $27,961,807 is being amortized on a straight-line basis over 10 years.

                                                   For the Quarter Ended June 30, 1998
                                     ----------------------------------------------------------------
                                                         Geophysical
                                                         Development      Pro-Forma
                                     Geokinetics Inc.    Corporation      Adjustments      Combined
                                     ----------------    ------------    ------------    ------------
Revenues
  Seismic Revenues ...............          5,895,795                                       5,895,795
  Oil & Gas Sales ................             57,213                                          57,213
  Operator Overhead Fee ..........             57,654                                          57,654
  Data Processing Revenues .......          2,400,236       2,097,038                       4,497,274
                                     ----------------    ------------    ------------    ------------
     Total Revenues ..............          8,410,898       2,097,038                      10,507,936

Expenses:
  Seismic Operating Expenses .....         (3,689,509)                                     (3,689,509)
  General & Administrative .......         (1,244,315)        (92,283)                     (1,336,598)
  Depl. Depr. & Amort. ...........         (1,612,784)        (55,041)       (235,657)     (1,903,482)
  Lease Operating Expenses .......            (69,774)                                        (69,774)
  Other Income ...................                 10                                              10
  Data Processing Expenses .......           (636,209)       (681,263)                     (1,317,472)
  Interest Income ................             76,515          16,114                          92,629
  Interest Expense ...............         (1,271,365)         (9,795)       (461,192)     (1,742,352)
  Income Tax (expense) benefit ...                           (433,422)        156,805        (276,617)
                                     ----------------    ------------    ------------    ------------
     Net Income (Loss) ...........            (36,533)        841,348        (540,044)        264,771
                                     ================    ============    ============    ============
     Income (Loss) per Share .....             (0.002)                                          0.014
                                     ================                                    ============
     Income (Loss) Fully Diluted .             (0.001)                                          0.006
                                     ================                                    ============
     Weighted Average Common
       Shares and Equivalents
       Outstanding ...............         19,008,135                                      19,008,135
                                     ================                                    ============
     Fully Diluted ...............         42,938,788                                      42,938,788
                                     ================                                    ============


                                                  For the Six Months Ended June 30, 1998
                                     ----------------------------------------------------------------
                                                         Geophysical
                                                         Development      Pro-Forma
                                     Geokinetics Inc.    Corporation      Adjustments      Combined
                                     ----------------    ------------    ------------    ------------
Revenues
  Seismic Revenues ...............         11,587,134                                      11,587,134
  Oil & Gas Sales ................            106,958                                         106,958
  Operator Overhead Fee ..........            115,078                                         115,078
  Data Processing Revenues .......          2,400,236       6,007,539                       8,407,775
                                     ----------------    ------------    ------------    ------------
     Total Revenues ..............         14,209,406       6,007,539                      20,216,945

Expenses:
  Seismic Operating Expenses .....         (6,566,032)                                     (6,566,032)
  General & Administrative .......         (2,368,408)       (369,133)                     (2,737,541)
  Depl. Depr. & Amort. ...........         (2,510,496)       (220,164)       (942,628)     (3,673,288)
  Lease Operating Expenses .......           (150,206)                                       (150,206)
  Other Income ...................              4,910                                           4,910
  Data Processing Expenses .......           (636,209)     (2,257,435)                     (2,893,644)
  Interest Income ................             93,517          43,460                         136,977
  Interest Expense ...............         (1,731,162)        (29,932)     (1,834,532)     (3,595,626)
  Income Tax (expense) benefit ...                         (1,079,274)        623,741        (455,533)
                                     ----------------    ------------    ------------    ------------
     Net Income (Loss) ...........            345,320       2,095,061      (2,153,419)        286,962
                                     ================    ============    ============    ============
     Income (Loss) per Share .....              0.019                                           0.015
                                     ================                                    ============
     Income (Loss) Fully Diluted .              0.008                                           0.007
                                     ================                                    ============
     Weighted Average Common
       Shares and Equivalents
       Outstanding ...............         18,615,352                                      18,615,352
                                     ================                                    ============
     Fully Diluted ...............         42,546,005                                      42,546,005
                                     ================                                    ============

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


2.    LONG TERM DEBT

      At June 30, 1999, the Company's long-term debt was $45,125,719 including $3,513,506 which represents current maturities. Long-term debt is presented net of unamortized Original Issue Discount, totaling $8,141,920. Long term debt consists primarily of (i) 12% senior subordinated notes, in the amount of $40,000,000, (ii) a note to a financial institution, bearing interest at prime plus 1-1/2%, in the amount of $3,874,713, (iii) a note to an equipment supplier, bearing interest at 12%, in the amount of $6,174,430, (iv) a note to an equipment supplier, bearing interest at 10%, in the amount of $2,127,425 and (v) a note to a financial institution bearing interest at prime, in the amount of $589,715.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


GENERAL

      At June 30, 1999, the Company's financial position reflects (i) the seismic acquisition services being conducted by Quantum Geophysical, Inc., Signature Geophysical Services, Inc. and Reliable Exploration, Inc., (ii) the seismic data processing, software and consultation services being provided by Geophysical Development Corporation, and (iii) the Company's ongoing oil and gas operations.

      The Company's financial results continue to be severely impacted by the ongoing downturn in the oil service industry. This downturn resulted from the deterioration of the price of oil which occurred in mid 1998 and continued into early 1999. While there has been a continuing increase in the price of oil, in relation to where it was in early 1999, the demand for the services provided by the Company has not as yet been positively affected. The Company has taken steps to reduce its operating expenses in response to weakened demand for its services. During the quarter ended June 30, 1999, the Company operated two crews, although only one was operating on a continuous basis. The Company anticipates that demand for its seismic acquisition and seismic data processing services will remain weak during the next fiscal quarter.


RESULTS OF OPERATIONS

      Revenues for the six months ended June 30, 1999 were $8,289,306 as compared to $14,209,406 for the same period of fiscal 1998, a decrease of 42%. For the three months ended June 30, 1999 revenues totaled $3,208,380 as compared to $8,410,898 for the same period of fiscal 1998, a decrease of 62%. The Company entered the seismic data processing business by acquiring Geophysical Development Corporation (GDC) on April 30, 1998. Revenues for the six month period ended June 30, 1998, on a pro forma basis, would have been $20,216,945 had the Company acquired GDC at the beginning of 1998. On this basis, 1999 six month revenues declined by 60% from the levels attained during the same period of fiscal 1998. Revenues declined not only due to a weakened demand for the Company's services but also due to a significant reduction in the pricing that the Company is able to charge its customers for the services it is currently providing.

      Operating expenses for the six month period ended June 30, 1999 were $7,761,157 as compared to $7,352,447 for the same period of fiscal 1998, an increase of 6%. For the three month period ended June 30, operating expenses decreased from $4,395,492 in 1998 to $3,485,060 in 1999, a decrease of 21%.
Operating expenses for the six month period ended June 30, 1998, on a pro forma basis, would have been $9,609,882 had the GDC acquisition occurred on January 1, 1998. On this basis, 1999 operating expenses for the six months ended June 30 decreased 19% from the same period in 1998. During this quarter, the Company continued in its effort to reduce its operating expenditures by implementing additional staff reductions and limiting third party expenditures.

      General and Administrative expenses for the six months ended June 30, decreased from $2,368,408 in 1998 to $1,648,916 in 1999, a decrease of 30%. For the three months ended June 30, 1999 General and Administrative expenses totaled $775,759 as compared to $1,244,315 for the same period of fiscal 1998, a decrease of 38%. During the fourth quarter of 1998, the Company reclassified certain costs previously recorded as General and Administrative expenses, to better reflect seismic industry standards. If this reclassification had occurred at the beginning of fiscal 1998, General and Administrative expenses would have been $1,481,917 for the six month period ended June 1998. General and Administrative expenses for the six months ended June 1998, on a pro forma basis, would have been $1,851,050 had the GDC acquisition occurred on January
1, 1998. On this basis, 1999 General and Administrative expenses decreased 11%.

      Depreciation and Amortization expense for the six months ended June 30, 1999 totaled $5,191,943, an increase of $2,681,447 from the same period of fiscal 1998. This increase is a result of continuing seismic acquisition equipment purchases during 1998 and the purchase of GDC in April of 1998, which created significant additional amortization of goodwill.

      Interest expense (net of interest income) for the six months ended June 30, 1999 totaled $3,135,989 as compared to $1,632,735 for the period ending June 30, 1998, an increase of 92%. For the three month period ending June 30, 1999 interest expense totaled $1,536,484, an increase of 29% from the same period of fiscal 1998. This increase in interest expense is a result of the Company's closing a $40,000,000 12% senior subordinated financing, due 2005, during April of 1998. The proceeds from this financing were utilized to acquire GDC and purchase additional seismic acquisition equipment. Interest expense for the six month period ended June 30, 1998, on a pro forma basis, would have been $3,453,739 had the GDC acquisition occurred on January 1, 1998. On this basis, 1999 interest expense for the six months ended June 30 decreased 9% from the same period in 1998.

      The Company had a net loss of $9,448,699, or ($0.49) per share, for the six months ended June 30, 1999 as compared to net income of $345,320, or $0.02 per share, for the six months ended June 30, 1998. For the three months ended June 30, 1999 the Company had a net loss of $5,188,492, or ($0.27) per share, as compared to a net loss of $36,533, or ($0.002) per share, for the three months ended June 30, 1998. This result is due primarily to the continuing weak demand for the Company's services as well as increased interest costs, depreciation expense and amortization of goodwill associated with the Company's 1998 acquisitions and expansion of its seismic acquisition fleet.


LIQUIDITY AND CAPITAL RESOURCES

      In December of 1998 the Company temporarily suspended principal payments on approximately $9.9 million of indebtedness owed to its principal equipment supplier. The Company and such supplier are currently conducting negotiations to restructure the Company's indebtedness and the Company believes that a satisfactory restructuring of the debt will be completed by September 15, 1999.

      At June 30, 1999 the Company had a working capital deficiency of $9,509,105 which includes the current portion of long-term debt of $3,513,505. At June 30, 1998 the Company had working capital of $2,018,016.

      On June 30, the Company had cash balances of $1,620,318. The Company believes this cash, anticipated cash flow from its seismic acquisition and data processing operations will be sufficient to meet the working capital requirements of its seismic acquistion and data processing operations for the immediate future. The Company is negotiating with its senior subordinated noteholders on a debt restructuring agreement and is also seeking to make a private placement of senior debt for its ongoing working capital requirements.

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

                           PART II. OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      On April 30, 1998, the Company issued Senior Subordinated Notes in the original principal amount of $40,000,000 (the "Senior Subordinated Notes") to a group of nine investors. The Senior Subordinated Notes bear interest at a rate of 12% per annum, payable semi-annually. On April 20, May 7 and May 21, 1999, the holders of the Senior Subordinated Notes granted the Company extensions of the payment date for the semi-annual interest payment of $2,400,000 which was originally due to be paid on April 15, 1999. The third such extension expired on June 1, 1999. The Company has not paid the interest payment originally due on April 15, 1999. Since June 1, 1999, the Company has been negotiating with the holders of its Senior Subordinated Notes to restructure certain terms of that indebtedness. The holders of the Senior Subordinated Notes have taken no action to declare a default or accelerate the payment of the Senior Subordinated Notes. Although the Company believes that it has reached a tentative agreement on the terms of a restructuring of the Senior Subordinated Notes which will be completed by September 15, 1999, there can be no assurance that a successful restructuring will be completed by such date.

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

      On July 28, 1999 the Company sold all of the outstanding stock of HOC Operating Co., Inc., a wholly-owed subsidiary of the Company, to Halex Oil Corporation pursuant to the terms of a Stock Purchase agreement. This transaction completes the Company's discontinuance of its oil and gas operations.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

                  None.

      (b) Reports on Form 8-K:

                On August 12, 1999, the Registrant filed a Current Report on Form 8-K to report the sale of HOC Operating Co., Inc. (Item 2). No financial statements were included in such Form 8-K.

                                    SIGNATURE


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          GEOKINETICS INC.
                                          (Registrant)


Date:  August 16, 1999                    ___________________________
                                          Thomas J. Concannon
                                          Vice President and CFO