Form 10QSB
period 1999-09-30
GEOKINETICS INC
filed 1999-11-15
CIK 314606

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  SEPTEMBER 30, 1999
                              --------------------------------------------------
                                      OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission File Number                 0-9268

                                GEOKINETICS INC.
--------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

               DELAWARE                                  94-1690082
----------------------------------------    ------------------------------------
    (State or other jurisdiction of            (I.R.S. Employer Identification
     incorporation or organization)                        Number)

8401 WESTHEIMER, SUITE 150  HOUSTON, TEXAS                  77063
---------------------------------------    -------------------------------------
 (Address of principal executive offices)                 (Zip Code)

Small Business Issuer's telephone number, including area code (713) 850-7600
                                                             -------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes     [X]                                             No      [ ]

On September 30, 1999, there were 19,367,156 shares of Registrant's common stock ($.01 par value) outstanding.

                               GEOKINETICS INC.

                                    INDEX


PART I      FINANCIAL PAGE NO. INFORMATION                       PAGE NO.
                                                                 --------
            Item 1. Financial Statements ........................    3

                  Condensed Statements of Financial Position
                        September 30, 1999  and December 31, 1998    3

                  Condensed Statements of Operations
                        Three Months and Nine Months Ended
                        September 30, 1999 and 1998 .............    5

                  Condensed Statements of Cash Flows
                        Three  Months Ended
                        September 30, 1999  and 1998 ............    6


                  Notes to Interim Financial Statements .........    7


            Item 2. Management's Discussion and
                        Analysis or Plan of Operation ...........    8


PART II     OTHER INFORMATION

            Item 5.  Other Information ..........................   10

            Item 6.  Exhibits and Reports on Form 8-K ...........   11

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                GEOKINETICS INC.
                   Condensed Statements of Financial Position

                                     ASSETS

                                                            SEPTEMBER 30   DECEMBER 31
                                                                1999          1998
                                                              UNAUDITED     UNAUDITED
                                                             -----------   -----------
Current Assets:
    Cash .................................................   $ 2,221,025   $ 2,705,581
    Receivables ..........................................     2,478,066     7,385,425
    Prepaid expenses .....................................       176,436       490,098
                                                             -----------   -----------
        Total Current Assets .............................     4,875,527    10,581,104

Property and Equipment:
    Proved oil and gas Properties (net of depletion) .....             0       695,439
    (successful efforts method for oil and gas properties)
    Equipment (net of depreciation) ......................    21,345,440    26,376,730
    Buildings (net of depreciation) ......................       271,489       279,893
    Land .................................................        23,450        23,450
                                                             -----------   -----------
        Total  Property and Equipment ....................    21,640,379    27,375,512

Other Assets:
    Deferred charges .....................................       658,036       417,938
    Restricted investments ...............................       106,700       106,700
    Other assets .........................................        64,632        99,632
    Goodwill .............................................    28,827,534    30,957,183
                                                             -----------   -----------
        Total Other Assets ...............................    29,656,902    31,581,453
                                                             -----------   -----------
            Total Assets .................................   $56,172,808   $69,538,069
                                                             ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         SEPTEMBER 30    DECEMBER 31
                                                             1999            1998
                                                           UNAUDITED       UNAUDITED
                                                         ------------    ------------
Current Liabilities:
    Current maturities of long-term debt .............   $  4,175,848    $  5,210,380
    Accounts payable .................................      1,617,211       4,822,802
    Accrued liabilities ..............................      9,186,007       4,352,380
    Notes payable ....................................      1,813,490       2,151,405
    Advances for lease bank ..........................        185,500         260,500
    Other current liabilities ........................      1,040,979          51,848
                                                         ------------    ------------
        Total Current Liabilities ....................     18,019,035      16,849,315

Long-Term Liabilities:
    Long-term debt, net of current maturities ........     40,842,599      40,062,071
    Deferred income tax ..............................        222,045         222,045
                                                         ------------    ------------
        Total  Liabilities ...........................     59,083,679      57,133,431

Stockholders' Equity:
    Common stock, $.01 par value, 100,000,000  shares
      authorized, 19367,156 outstanding                       193,671         193,325
    Additional paid in capital .......................     29,121,035      29,112,344
    Accumulated deficit ..............................    (32,225,577)    (16,901,031)
                                                         ------------    ------------
        Total Stockholders' Equity ...................     (2,910,871)     12,404,638
                                                         ------------    ------------
            Total Liabilities and Stockholders' Equity   $ 56,172,808    $ 69,538,069
                                                         ------------    ------------

                              GEOKINETICS INC.
                       Condensed Statements of Operations


                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                     SEPTEMBER 30                    SEPTEMBER 30
                                                      (UNAUDITED)                    (UNAUDITED)
                                             ------------    ------------    ------------    ------------
                                                 1999            1998            1999            1998
                                             ------------    ------------    ------------    ------------
Revenues:
    Seismic revenues .....................   $    721,432    $  5,910,429    $  3,963,222    $ 17,502,463
    Data processing operations ...........      2,217,105       3,637,733       7,045,525       6,037,970
                                             ------------    ------------    ------------    ------------
        Total Revenues ...................      2,938,537       9,548,162      11,008,747      23,540,433
Expenses:
    General and administrative ...........   $    651,138    $  1,281,319    $  2,141,392    $  3,513,307
    Seismic operating expenses ...........      1,064,675       4,921,581       5,442,787      11,487,582
    Data processing expense ..............      1,674,965       1,190,786       4,928,835       1,826,995
    Amortization expense .................        938,160         920,796       2,804,832       1,604,091
    Depreciation expense .................      1,658,250       1,321,410       4,975,835       3,140,927
                                             ------------    ------------    ------------    ------------
        Total Expenses ...................      5,987,188       9,635,892      20,293,681      21,572,902
                                             ------------    ------------    ------------    ------------
Income (Loss) from Operations ............   $ (3,048,651)   $    (87,730)   $ (9,284,934)   $  1,967,531

Other Income:
     Interest income .....................         17,106          75,511          73,367         169,028
     Other income ........................         18,823             800          22,449             810
     Interest expense ....................     (2,328,693)     (1,616,428)     (5,566,600)     (3,347,590)
                                             ------------    ------------    ------------    ------------
          Total Other Income (Expense) ...     (2,292,764)     (1,540,117)     (5,470,784)     (3,177,752)

(Loss) from Continuing Operations
     before income taxes .................   $ (5,341,415)   $ (1,627,847)    (14,755,718)   $ (1,210,221)
Income taxes .............................              0       2,236,077               0       2,236,077
                                             ------------    ------------    ------------    ------------
(Loss) from Continuing Operations ........     (5,341,415)     (3,863,924)    (14,755,718)     (3,446,298)

Discontinued Operations:
     Income (Loss) from operations of
         discontinued segment ............              0         (71,453)        (34,396)       (143,728)
     Loss on disposal of discontinued
         segment .........................       (565,345)              0        (565,345)              0
                                             ------------    ------------    ------------    ------------
(Loss) from Discontinued Operations ......       (565,345)        (71,453)       (599,741)       (143,728)
                                             ------------    ------------    ------------    ------------

Net Income (Loss) ........................   $ (5,906,760)   $ (3,935,377)    (15,355,459)   $ (3,590,026)
                                             ============    ============    ============    ============
Earnings (Loss) per Common Share
    (Loss) from continuing operations ....   $      (0.28)   $      (0.20)   $      (0.76)   $      (0.18)
    (Loss) from discontinued operations ..          (0.03)              0           (0.03)          (0.01)
                                             ------------    ------------    ------------    ------------
Net (Loss) ...............................   $      (0.31)          (0.20)   $      (0.79)          (0.19)
                                             ------------    ------------    ------------    ------------
Weighted average Common Shares Outstanding     19,356,226      19,328,047      19,340,482      18,855,528
                                             ============    ============    ============    ============

                              GEOKINETICS INC.
                     Condensed Statements of Cash Flows

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30
                                                                  (UNAUDITED)
                                                           -----------    -----------
                                                              1999            1998
                                                           -----------    -----------
Cash flows from operating activities:
    Cash received from customers .......................   $ 3,327,324    $ 6,453,658
    Interest and dividends received ....................        17,106         75,905
    Cash paid to suppliers and employees ...............    (3,010,362)    (5,613,091)
    Interest paid ......................................      (108,303)      (407,730)
                                                           -----------    -----------
        Net cash provided (used) by operating activities       225,765        508,742
                                                           -----------    -----------

Cash flows from investing activities:
    Payments for purchase of  property and equipment ...       (30,312)    (1,957,984)
    Proceeds from sale of assets .......................        75,700              0
                                                           -----------    -----------
        Net cash provided (used) by investing activities        45,388     (1,957,984)
                                                           -----------    -----------

Cash flows from financing activities:
    Advances from noteholders ..........................     1,000,000              0
    Proceeds from issuance of common stock .............         9,037              0
    Principal payments on long-term debt ...............      (313,593)    (1,002,551)
    Principal payments on short-term debt ..............      (365,889)    (1,141,099)
    Principal payments on loans from officers ..........             0        (20,041)
                                                           -----------    -----------
        Net cash provided (used) by financing activities       329,555     (2,163,691)
                                                           -----------    -----------

Net  increase (decrease) in cash .......................       600,708     (3,612,933)

Cash, beginning of period ..............................     1,620,317      6,603,602
                                                           -----------    -----------

Cash, end of period ....................................   $ 2,221,025    $ 2,990,669
                                                           ===========    ===========

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


2.    LONG TERM DEBT

      At September 30, 1999, the Company's long-term debt was $45,018,447 including $4,175,848 which represents current maturities. Long-term debt is presented net of unamortized Original Issue Discount, totaling $7,934,091. Long term debt consists primarily of (i) 12% senior subordinated notes, in the amount of $40,000,000, (ii) a note to a financial institution, bearing interest at prime plus 1-1/2%, in the amount of $3,772,630, (iii) a note to an equipment supplier, bearing interest at 12%, in the amount of $6,174,430, (iv) a note to an equipment supplier, bearing interest at 10%, in the amount of $2,127,425 and
(v) a note to a financial institution bearing interest at prime, in the amount of $429,083.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

      At September 30, 1999, the Company's financial position reflects (i) the seismic acquisition services being conducted by Quantum Geophysical, Inc., Signature Geophysical Services, Inc. and Reliable Exploration, Inc. and (ii) the seismic data processing, software and consultation services being provided by Geophysical Development Corporation.

      On October 1, 1999 the Company completed a restructuring of its $40,000,000 12% Senior Subordinated Notes Due April 2005 (the "Prior Notes") and received an additional $4,000,000 from the holders of the Prior Notes and $1,000,000 from other investors. The restructuring involved the Company exchanging the Prior Notes for its 13.5% Senior Secured Notes Due 2005 in the aggregate principal amount of $45,358,000 (the 2005 Notes) and the Company issued $5,000,000 of its 13.5% Senior Secured Notes Due 2002 (the 2002 Notes) for the additional funding received on October 1, 1999. The Company granted security interests covering substantially all of its assets as security for the 2005 Notes and 2002 Notes and caused certain of its wholly-owned subsidiaries to execute guaranties of the 2005 Notes and the 2002 Notes. Concurrently, the Company also completed a restructuring of its debt obligations to its principal equipment supplier for the Company's seismic acquisition operations.

      The Company's financial results continue to be negatively impacted by the ongoing downturn in the oil service industry. This downturn resulted from the deterioration of the price of oil which occurred in mid 1998 and continued into early 1999. While there has been a continuing increase in the price of oil, in relation to where it was in early 1999, the demand for the services provided by the Company has not as yet been positively affected. The Company continues to take steps to reduce its operating expenses in response to weakened demand for its services. During the quarter ended September 30, 1999, the Company operated two seismic acquisition crews, although neither crew operated on a continuous basis. The Company anticipates that demand for its seismic acquisition and seismic data processing services will remain weak during the fourth quarter of 1999.

RESULTS OF OPERATIONS

      Revenues for the nine months ended September 30, 1999 were $11,008,747 as compared to $23,540,433 for the same period of fiscal 1998, a decrease of 53%. For the three months ended September 30, 1999 revenues totaled $2,938,537 as compared to 9,548,162 for the same period of fiscal 1998, a decrease of 69%. Revenues declined not only due to a weakened demand for the Company's services but also due to a significant reduction in the pricing that the Company is able to charge its customers for the services it is currently providing.

      Operating expenses for the nine months ended September 30, 1999 were $10,371,622 as compared to $13,314,577 for the same period of fiscal 1998, a decrease of 22%. For the three month period ended September 30, 1999 operating expenses decreased from $6,112,367 in 1998 to $2,739,640 in 1999, a decrease of 55%. The decrease in operating expenses is a result of the Company's ongoing efforts to reduce its costs by implementing staff reductions and limiting third party expenditures as well as a continued weakening in demand for the Company's services.

      General and Administrative expenses for the nine month period ended September 30, decreased from $3,513,307 in 1998 to $2,141,392 in 1999, a decrease of 39%. For the three months ended September 30, 1999, General and Administrative expenses totaled $651,138 as compared to $1,281,319 for the same period of fiscal 1998, a decrease of 49%. During the fourth quarter of 1998, the Company reclassified certain costs previously recorded as General and Administrative expenses, to better reflect seismic industry standards. If this reclassification had occurred at the beginning of fiscal 1998, General and Administrative expenses would have been $2,080,317 for the nine month period ended September 1998.

      Depreciation and Amortization expense for the nine months ended September 30, 1999 totaled $7,780,667, an increase of $3,035,649 from the same period of fiscal 1998. This increase is a result of purchases of seismic acquisition equipment during 1998 and the purchase of GDC in April of 1998, which created significant additional amortization of goodwill.

      Interest expense (net of interest income) for the nine months ended September 30, 1999 totaled $5,470,784 as compared to $3,177,752 for the period ending September 30, 1998, an increase of 72%. For the three month period ending September 30, 1999 interest expense totaled $2,292,764, an increase of 49% from the same period of fiscal 1998. On October 1, 1999, the Company completed a restructuring of its $40,000,000 12% Senior Subordinated Notes due 2005 by exchanging those notes for its 13.5% Senior Secured Notes due 2005. This restructuring resulted in the Company recognizing an additional $758,000 one time charge to interest expense during the third quarter of 1999. This transaction is responsible for the 49% increase in interest expense during the third quarter of 1999.

      During the third quarter of 1999, the Company disposed of its oil and gas properties. This transaction resulted in a one time charge of $565,345.

      The Company had a net loss of $15,355,459, or ($0.79) per share, for the nine months ended September 30, 1999 as compared to net loss of $3,590,026, or ($0.19) per share, for the nine months ended September 30, 1998. For the three months ended September 30, 1999 the Company had a net loss of $5,906,760, or ($0.31) per share, as compared to a net loss of $3,935,377, or ($0.20) per share, for the three months ended September 30, 1998. The Company's overall results continue to be negatively effected by the continuing downturn in the oil service sector which has caused a significant reduction in the demand for the Company's services.

LIQUIDITY AND CAPITAL RESOURCES

      In December of 1998, the Company temporarily suspended principal payments on approximately $9.9 million of indebtedness owed to its principal equipment supplier. The Company completed a restructuring of this debt on October 1, 1999.

      At September 30, 1999, the Company had cash balances of $2,221,025. The Company believes this cash, the additional cash received in its October 1, 1999 debt restructuring and anticipated cash flow from its seismic acquisition and data processing operations will be sufficient to meet the working capital requirements of its seismic acquisition and data processing operations for the immediate future.

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

                          PART II OTHER INFORMATION

ITEM 5. OTHER INFORMATION

      On October 1, 1999, the Company completed a restructuring of its $40,000,000 12% Senior Subordinated Notes Due April 2005. The notes were held by an Investment Group led by DLJ Investment Partners, L.P. ("Investment Group"). The Company exchanged its 12% Senior Subordinated Notes Due April 2005 for its 13.5% Senior Secured Notes Due 2005 in an aggregate principal amount of $45,358,000, representing both principal and past due interest (the 2005 Notes). In addition, the Company received $4,000,000 from the Investment Group and an additional $1,000,000 from other investors for a total infusion of $5,000,000. In exchange for these additional funds, the Company issued $5,000,000 of its 13.5% Senior Secured Notes Due 2002 (the 2002 Notes). The Company granted security interests covering substantially all of the Company's assets as security for the 2005 Notes and the 2002 Notes and caused certain of its wholly-owned subsidiaries to execute guaranties of the 2005 Notes and the 2002 Notes. Concurrently, the Company also completed a restructuring of its debt obligations to its principal equipment supplier for the Company's seismic acquisition operations.

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

      On July 28, 1999 the Company sold all of the outstanding stock of HOC Operating Co., Inc., a wholly-owed subsidiary of the Company, to Halex Oil Corporation pursuant to the terms of a Stock Purchase agreement. This transaction completes the discontinuance of the Company's oil and gas operations.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

                  None.

      (b) Reports on Form 8-K:

                  On August 12, 1999, the Registrant filed a Current Report on Form 8-K under Item 2 thereof concerning the sale of HOC Operating Co., Inc. No financial statements were included in such Form 8-K.

                                  SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          GEOKINETICS INC.
                                          (Registrant)

Date:  November 15, 1999
                                          ---------------------------
                                          Thomas J. Concannon
                                          Vice President and CFO