Form 10KSB40/A
period 1998-12-31
GEOKINETICS INC
filed 2000-01-21
CIK 314606

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

                         Common Stock, $.01 par value

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Issuer's revenues for its most recent fiscal year were $33,044,271.

      As of December 31, 1998, 19,332,480 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately $3,861,886 based on the last reported sales price of such stock on that date.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Documents incorporated by reference:  None.

                               GEOKINETICS INC.

                                 FORM 10-KSB/A

                         YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS

                                                                          PAGE
PART II

      Item 6.  Management's Discussion and Analysis or Plan of Operation.....2
      Item 7.  Financial Statements..........................................6
                  Independent Auditors' Report
                  Consolidated Financial Statements
                     Consolidated Balance Sheets.......................... F-1
                     Consolidated Statements of Operations................ F-3
                     Consolidated Statements of Stockholders' Equity
                     (Deficit)............................................ F-4
                     Consolidated Statements of Cash Flows................ F-5
                     Notes to the Consolidated Financial Statements....... F-6

PART III

      Item 13. Exhibits and Reports on Form 8-K..............................6

PART II

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

      On January 26, 1998, the Company acquired all of the outstanding capital stock of Reliable Exploration, Incorporated, a Montana corporation (Reliable), pursuant to the terms of a Stock Purchase Agreement, among the Company, Reliable and the holders of all of the outstanding capital stock of Reliable. Reliable, based in Billings, Montana, is engaged in the business of providing 2-D and 3-D seismic surveys to the oil and gas industry, specifically focusing on the Rocky Mountain region of the United States.

      On April 30, 1998, the Company completed the acquisition of Geophysical Development Corporation (GDC) pursuant to the terms of a Stock Purchase Agreement, whereby the Company acquired 100% of the shares of the outstanding common stock of GDC in exchange for $26,000,000 in cash and 1,000,000 newly-issued shares of the Company's common stock. GDC is engaged in the business of providing seismic data processing, software and consultation services to the oil and gas industry. The acquisition of GDC was recorded using the purchase method of accounting and the results of operations of GDC are included in the Company's consolidated financial statements from the date of acquisition.

      At December 31, 1998, the Company's financial position reflects, (i) the seismic acquisition services being conducted by Quantum Geophysical, Inc. (Quantum), Signature Geophysical Services, Inc. (Signature), and Reliable, (ii) the seismic data processing, software and consultation services being provided by GDC and (iii) the Company's oil and gas operations. The Company anticipates that the demand for its seismic acquisition and seismic data processing services will weaken in 1999 as a result of a significant decline of the price of oil which occurred in mid 1998.

RESULTS OF OPERATIONS

      Revenues for the 12 months ended December 31, 1998 were $33,044,271, as compared to $9,647,931 for the same period of 1997, an increase of 242%. The Company initiated seismic acquisition operations in July of 1997 utilizing one crew, an Input/Output System II RSR. In October of 1997, a second crew, an Input/Output System II MRX, was put into service. During 1998, the Company operated as many as five seismic crews at any one time. This increase in crews was the result of the January, 1998, acquisition of Reliable which added two crews, Texas Instruments DFSV's, to the Company's acquisition business and the purchase of a new 3,000 channel Input/Output System II RSR which became operational in August of 1998. These fleet additions increased the Company's production capacity and resulted in an increase of 164% in seismic acquisition revenue from 1997 to 1998. The Company's 1998 revenues were also positively impacted by the acquisition of GDC in April of 1998. Seismic data processing revenue totaled $9,257,500 in 1998. The Company's 1997 results reflected no revenue attributable to seismic data processing services. The Company's revenues from all sources for 1998, on a pro forma basis, would have been $39,051,810 had the Company acquired GDC on January 1, 1998.

      Operating expenses for the 12 months ended December 31, 1998 were $25,452,468 as compared to $6,345,427 for the same period of 1997, an increase of 301%. This increase is attributable to an increased number of seismic acquisition crews being operational in 1998 and the operating expenses associated with the Company's seismic data processing business (which was not part of the Company's operations during 1997). Operating expenses associated with the Company's seismic data processing operation totaled $3,699,989 in 1998.

      General and administrative expenses for 1998 totaled $3,402,398, an increase of $960,817 from 1997. This increase is due to additional expenditures necessary to support the Company's expanding seismic acquisition operations and expenses related to the Company's seismic data processing business, which were not reflected in the Company's 1997 results. During the fourth quarter of 1998, the Company reclassified $1,573,129 of costs previously recorded as General and Administrative expenses, to better reflect seismic industry standards. If this reclassification had not occurred in 1998, General and Administrative expense would have increased by $2,533,946 as compared to 1997.

      Depletion, depreciation and amortization expense for 1998 totaled $7,144,854 as compared to $1,207,812 for the same period of 1997, an increase of 492%. This increase is primarily the result of the expansion of the Company's inventory of seismic acquisition equipment and the amortization of goodwill associated with the acquisitions of GDC and Reliable.

      Interest expense (net of interest income) for the 12 months ended December 31, 1998 totaled $4,777,075 as compared to $1,143,931 for the same period of 1997, an increase of 318%. The increase in interest expense is a result of the Company's closing a $40,000,000 12% Senior Subordinated Debt financing, due 2005, on April 30,1998. The proceeds from this financing were utilized to acquire GDC and purchase additional seismic acquisition equipment.

      The Company had a net loss of $9,968,602, or ($0.53) per share, for the 12 months ended December 31, 1998, as compared to a net loss of $1,115,820, or ($0.14) per share, for the same period of 1997. This increase is the result of significant increases in depletion, depreciation, and amortization expense and interest expense, as outlined above, the recognition of $2.8 million of bad debt expense due to the determination that a particular account of a subsidiary of the Company was uncollectable, and income tax expense of $2,236,078 that resulted from an increase in the Company's tax valuation allowance. Management felt it was appropriate to increase the Company's valuation allowance during 1998 due to continuing weakness in industry conditions and because the Company did not have taxable income for the year ending December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

      The Company completed a private offering of $40,000,000 of 12% Senior Subordinated Notes (Notes) to DLJ Investment Partners, L.P. and certain additional investors (Purchasers) pursuant to the terms of a Securities Purchase Agreement dated April 30, 1998, by and among the Company and the Purchasers. In addition, the Company (i) caused certain of its wholly-owned subsidiaries to execute guarantees of the Notes pursuant to an Indenture executed by each of them, (ii) granted warrants (Warrants) to the Purchasers entitling them to purchase up to an aggregate of 7,618,594 shares of Common Stock at a price of $2.00 per share, subject to certain adjustments, and (iii) granted certain registration rights in favor of the Purchasers with respect to the Notes, the Warrants and the shares of Common Stock which may be acquired upon exercise of the Warrants. The proceeds from this financing were utilized to acquire GDC and purchase additional seismic acquisition equipment. The Company restructured this financing in October 1999.

      In December of 1998, the Company temporarily suspended principal payments on approximately $9.9 million of indebtedness owed to its principal equipment supplier. The Company completed a restructuring of this debt on October 1, 1999.

      A customer of a subsidiary of the Company has defaulted on payment of a $2.8 million obligation. As a result of that customer's involuntary bankruptcy proceedings, the Company determined that this obligation was uncollectable and charged the total amount against earnings during the fourth quarter of 1998.

      At December 31, 1998, the Company had cash balances of $2,705,581. The Company believes this cash and anticipated cash flow from its seismic acquisition and seismic data processing operations will be sufficient to meet its current working capital requirements.

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

YEAR 2000

      The Company utilizes software and technologies throughout its operations and administration that may be vulnerable to the date change in the year 2000. Identification, assessment, and in some cases, replacement of equipment that may be affected by the year 2000 is underway. Software controlled by the Company, including proprietary seismic processing, has been tested successfully. Replacements and upgrades have not been accelerated by the year 2000 issue and do not represent costs in addition to normal operating expenditures. The Company has communicated with its significant suppliers to determine if those parties have appropriate plans to remedy year 2000 issues when their systems interface with the Company's systems or may otherwise impact operations of the Company. However, there can be no guarantee that the systems of other companies, on which the Company's systems rely, will be timely converted or that a failure to convert by another company or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company. Assessment continues by technical staff on an ongoing basis. Although the Company is not aware of any material operational issues, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address the year 2000. A potential source of risk includes, but is not limited to, the inability of principal suppliers to be year 2000 compliant, which could result in an interruption of the Company's services. The Company currently does not have a formal contingency plan. If unforeseen problems are encountered that relate to the year 2000, possible solutions will be evaluated and the most efficient will be enacted.

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

PRO FORMA FINANCIAL STATEMENT INFORMATION

      On April 30, 1998, the Company completed the acquisition of GDC. The acquisition has been accounted for as a purchase and the results of operations of GDC are included in the consolidated financial statements from the date of acquisition, April 30, 1998. The following represents the unaudited pro forma results of operations as if the acquisition had occurred at the beginning of the first quarter of 1998, and therefore includes the results of operations of GDC during the period January 1, 1998 through April 30, 1998. In addition to combining the historical results of operations of the two companies, the pro forma calculations include amortization of goodwill. Excess of cost over the fair value of net assets acquired of $27,961,807 is being amortized on a straight-line basis over 10 years.

                                                FOR THE YEAR ENDED DECEMBER 31, 1998
                                    ----------------------------------------------------------
                                                    GEOPHYSICAL
                                    GEOKINETICS     DEVELOPMENT       PRO-FORMA
                                        INC         CORPORATION      ADJUSTMENTS     COMBINED
                                    ----------------------------------------------------------
REVENUES
 SEISMIC REVENUES .............     23,369,624                                      23,369,624
 OIL AND GAS SALES ............        184,033                                         184,033
 OPERATOR OVERHEAD FEES .......        233,064                                         233,064
 DATA PROCESSING REVENUES .....      9,257,550       6,007,539                      15,265,089
                                    ----------------------------------------------------------

         TOTAL REVENUES .......     33,044,271       6,007,539               0      39,051,810

EXPENSES
 SEISMIC OPERATING EXPENSES ...    (21,396,903)                                    (21,396,903)
 GENERAL AND ADMINISTRATIVE ...     (3,402,398)       (369,133)                     (3,771,531)
 DEPL, DEPR AND AMORT .........     (7,144,854)       (220,164)       (942,628)     (8,307,646)
 LEASE OPERATING EXPENSES .....       (355,576)                                       (355,576)
 DATA PROCESSING EXPENSES .....     (3,699,989)     (2,257,435)                     (5,957,424)
 INTEREST INCOME ..............        207,449          43,460                         250,909
 INTEREST EXPENSE .............     (4,984,524)        (29,932)     (1,834,532)     (6,848,988)
 INCOME TAX (EXPENSE) BENEFIT .     (2,236,078)              0               0      (2,236,078)
                                    ----------------------------------------------------------

        NET INCOME (LOSS) .....     (9,968,602)      3,174,335      (2,777,160)     (9,571,427)
                                    ==========================================================


  BASIC (LOSS) PER COMMON SHARE          (0.53)                                          (0.50)
                                    ==========                                      ==========

WEIGHTED AVERAGE COMMON
  SHARES AND EQUIVALENTS
  OUTSTANDING .................     18,975,746                                      18,975,746
                                    ==========                                      ==========

ITEM 7. FINANCIAL STATEMENTS.

      See page F-0 for Index to Financial Statements.

PART III.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

      The following documents are included as exhibits to this Form 10-KSB/A. Exhibits incorporated by reference are indicated as such by the information supplied thereafter. No exhibits are being filed herewith.

(A)  EXHIBITS

      3.1 Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3(a) to Amendment No. 1 to the Company's Registration Statement on Form S-3, filed with the Securities and Exchange Commission on March 25, 1980 (file no. 000-09268)).

      3.2 Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.2 to Form 10-KSB filed with the Securities and Exchange Commission on April 24, 1996 (file no. 000- 09268)).

      3.3 Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on July 14, 1997 (incorporated by reference from Exhibit 3.3 to Form 10-KSB filed with the Securities and Exchange Commission on March 31, 1998 (file no.000- 09268))

      3.4 Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on November 24, 1997 (incorporated by reference from Exhibit 3.4 to Form 10-KSB filed with the Securities and Exchange Commission on March 31, 1998 (file no.000- 09268)).

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

      4.3 Indenture dated as of October 1, 1999, executed by the Company, Geokinetics Production Co., Inc., Quantum Geophysical, Inc., Geoscience Software Solutions, Inc., Signature Geophysical Services, Inc., Reliable Exploration, Incorporated, and Geophysical Development Corporation (incorporated by reference from Exhibit 4.3 to Form 8-K filed with the Securities and Exchange Commission on October 18, 1999 (file no. 000- 09268)).

      8.1 Tax Opinion of David E. Hammer, P.C. concerning the deductibility of the Company's net operating loss carryforwards following the Company's acquisition of certain oil and gas properties effective August 1, 1994 (incorporated by reference from Exhibit 8.1 to Form 10-KSB filed with the Securities and Exchange Commission on May 19, 1995 (file no.000- 09268)).

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

      10.8 Letter Agreement re Additional Investment dated July 24, 1997, between the Company and Blackhawk Investors, L.L.C. (incorporated by reference from Exhibit (2.3) to Form 8-K filed on August 5, 1997 (file no.000- 09268)).

      10.9 Stock Purchase Agreement dated as of June 25, 1997 among the Company, Signature Geophysical Services, Inc., Gallant Energy, Inc. and James Gallant (incorporated by reference from Exhibit (2.2) to Form 8-K filed on August 5, 1997 (file no.000-09268)).

      10.10 Stock Purchase Agreement dated December 3, 1997, by and among the Company, Reliable Exploration, Incorporated, Allen Rein, Scott Schmitt, and Kim Nordberg. (incorporated by reference from Exhibit
            (2) to Form 8- K filed with the Securities and Exchange Commission on February 10, 1998 (file no.000-09268)).

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

      10.15 Securities Purchase Agreement dated as of April 30, 1998, among the Company, DLJ Investment Partners, L.P. and certain additional investors (incorporated by reference from Exhibit (4.1) to Form 8-K filed with the Securities and Exchange Commission on May 15, 1998 (file no.000- 09268)).

      10.16 Warrant Agreement dated as of April 30, 1998, among the Company, DLJ Investment Partners, L.P. and certain additional investors (incorporated by reference from Exhibit (4.2) to Form 8-K filed with the Securities and Exchange Commission on May 15, 1998 (file no.000-09268)).

      10.17 Note Registration Rights Agreement dated as of April 30, 1998, among the Company, DLJ Investment Partners, L.P. and certain additional investors (incorporated by reference from Exhibit (4.3) to Form 8-K filed with the Securities and Exchange Commission on May 15, 1998 (file no.000- 09268)).

      10.18 Tag Along-Drag Along Agreement dated as of April 30, 1998 among the Company, DLJ Investment Partners, L.P. and certain additional investors (incorporated by reference from Exhibit (4.5) to Form 8-K filed with the Securities and Exchange Commission on May 15, 1998 (file no.000- 09268)).

      10.19 Stock Purchase Agreement, dated July 28, 1999, among Halex Oil Corporation, HOC Operating Co., Inc. and the Company (without exhibits) (incorporated by reference from Exhibit (2.1) to Form 8-K filed with the Securities and Exchange Commission on August 12, 1999 (file no. 000-09268)).

      10.20 Securities Purchase Agreement dated as of October 1, 1999, among the Company, DLJ Investment Partners, L.P. and certain additional investors (incorporated by reference from Exhibit 4.1 to Form 8-K filed with the Securities and Exchange Commission on October 18, 1999 (file no. 000- 09268)).

      10.21 Amended and Restated Warrant Agreement dated as of October 1, 1999, among the Company, DLJ Investment Partners, L.P. and certain additional investors (incorporated by reference from Exhibit 4.2 to Form 8-K filed with the Securities and Exchange Commission on October 18, 1999 (file no. 000-09268)).

      10.22 Amended and Restated Tag Along-Drag Along Agreement dated as of September 30, 1999, among the Company, DLJ Investment Partners, L.P. and certain additional investors (incorporated by reference from Exhibit 4.4 to Form 8-K filed with the Securities and Exchange Commission on October 18, 1999 (file no. 000-09268)).

      10.23 Restructure Agreement dated October 1, 1999, among the Company, Geophysical Services, Inc., Quantum Geophysical Services, Inc., Input/Output, Inc. and Global Charter Corporation (incorporated by reference from Exhibit 99 to Form 8-K filed with the Securities and Exchange Commission on October 18, 1999 (file no. 000-09268)).

      16 Letter dated March 1, 1999 by Tsakopulos Brown Schott & Anchors to the Securities and Exchange Commission (incorporated by reference from Exhibit (16) to Form 8-K filed with the Securities and Exchange Commission on March 4, 1999 (file no. 000-09268)).

      22    Following is a list of the Company's Subsidiaries:

                                              OTHER NAME UNDER
                                              WHICH SUBSIDIARY   JURISDICTION OF
            NAME OF SUBSIDIARY                CONDUCTS BUSINESS   INCORPORATION
            ------------------                -----------------  ---------------
            Geokinetics Production Co., Inc.        None             Texas
            (formerly HLX Acquisition Corp.)

            Quantum Geophysical Services, Inc.
            (formerly Quantum Geophysical, Inc.)    None             Texas

            Quantum Geophysical, Inc.               None             Texas

            Geophysical Development Corporation     None             Texas

            Geoscience Software Solutions, Inc.     None             Texas

            Following is a list of the subsidiaries of Quantum Geophysical,
            Inc.:

                                              OTHER NAME UNDER
                                              WHICH SUBSIDIARY   JURISDICTION OF
            NAME OF SUBSIDIARY                CONDUCTS BUSINESS   INCORPORATION
            ------------------                -----------------  ---------------
            Signature Geophysical, Inc.             None            Michigan

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

                                          GEOKINETICS INC.


Date: January 7, 2000         By:    /s/ LYNN A. TURNER
                                    -----------------------------
                                    Lynn A. Turner, President and
                                          Chief Operating Officer


                              By:    /s/ THOMAS J. CONCANNON
                                    -----------------------------
                                    Thomas J. Concannon
                                      Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURE                  TITLE                            DATE
---------                  -----                            ----
/S/ LYNN A. TURNER         President and Chief Operating    January 7, 2000
------------------------   Officer
Lynn A. Turner

/S/ THOMAS J. CONCANNON    Vice President and               January 7, 2000
------------------------   Chief Financial Officer
Thomas J. Concannon

/S/ WILLIAM R. ZIEGLER     Director and Chairman            January 7, 2000
------------------------
William R. Ziegler

                           Director
------------------------
Steven A. Webster

/S/ CHRISTOPHER M. HARTE   Director                         January 7, 2000
------------------------
Christopher M. Harte

                      ===========================
                      |                         |
                      |   GEOKINETICS INC. AND  |
                      |       SUBSIDIARIES      |
                      |                         |
                      |   ANNUAL CONSOLIDATED   |
                      |   FINANCIAL STATEMENTS  |
                      |                         |
                      |                         |
                      |    DECEMBER 31, 1998    |
                      |                         |
                      ===========================

FITTSROBERTS & CO., P.C.
CERTIFIED PUBLIC ACCOUNTANTS

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Geokinetics Inc. and Subsidiaries
Houston, Texas

We have audited the accompanying consolidated balance sheet of Geokinetics Inc. and Subsidiaries as of December 31, 1998, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Geokinetics Inc. and Subsidiaries for the year ended December 31, 1997 were audited by other auditors whose report dated March 7, 1998, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1998 financial statements referred to above present fairly, in all material respects, the financial position of Geokinetics Inc. and Subsidiaries as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in Note A to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information, in 1998. We audited the adjustments necessary to restate the 1997 segment information provided in Note 19. In our opinion, such adjustments are appropriate and have been properly applied.

                                        /s/ Fitts, Roberts & Co., P.C.
Houston, Texas
October 1, 1999

                           TABLE OF CONTENTS

                   CONSOLIDATED FINANCIAL STATEMENTS

      CONSOLIDATED BALANCE SHEETS............................................F-1

      CONSOLIDATED STATEMENTS OF OPERATIONS..................................F-3

      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY........................F-4

      CONSOLIDATED STATEMENTS OF CASH FLOWS..................................F-5

      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.........................F-6

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                       DECEMBER 31, DECEMBER 31,
                                                          1998          1997
                                                       -----------  -----------
CURRENT ASSETS
    Cash ............................................  $ 2,705,581  $ 2,212,681
    Accounts receivable - trade, net ................    6,831,765    3,654,829
    Accounts receivable - officers and employees ....       39,493      182,480
    Work in progress ................................      514,167      380,925
    Prepaid expenses ................................      490,098      367,687
    Accrued interest ................................         --         11,221
                                                       -----------  -----------

        Total Current Assets ........................   10,581,104    6,809,823
                                                       -----------  -----------

PROPERTY AND EQUIPMENT, net .........................   27,375,512   17,314,325
                                                       -----------  -----------

OTHER ASSETS
    Deferred charges ................................      419,077       60,316
    Deferred tax asset ..............................         --      2,292,430
    Restricted investments ..........................      106,700       71,700
    Deposits and other assets .......................       98,493        4,776
    Goodwill and other intangibles, net of $2,091,170
        amortization in 1998, and $87,614 in 1997 ...   30,957,183    1,949,626
                                                       -----------  -----------

        Total Other Assets ..........................   31,581,453    4,378,848
                                                       -----------  -----------
           TOTAL ASSETS .............................  $69,538,069  $28,502,996
                                                       ===========  ===========

     The accompanying notes are an integral part of these Consolidated Financial
                                                                      Statements

                               CONSOLIDATED BALANCE SHEETS

                           LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         DECEMBER 31,     DECEMBER 31,
                                                             1998             1997
                                                         ------------     ------------
CURRENT LIABILITIES
    Current maturities of long-term debt ............    $  4,648,110     $  3,463,660
    Accounts payable - trade ........................       4,822,802        2,282,037
    Accrued Income Tax Payable ......................         935,000             --
    Accrued liabilities .............................       3,176,673        1,049,119
    Customer deposits ...............................          35,000             --
    Notes payable ...................................       2,151,405          896,686
    Due to officers and stockholders ................         251,137          164,206
    Advances for lease bank .........................         260,500          260,500
    Site restoration costs payable ..................           6,418            6,418
                                                         ------------     ------------
        Total Current Liabilities ...................      16,287,045        8,122,626
                                                         ------------     ------------

LONG-TERM LIABILITIES
    Long-term debt, net of current maturities, net of
      OID ...........................................      40,624,341       12,129,420
    Deferred Income Tax .............................         222,045             --
                                                         ------------     ------------
             Total Long Term Liabilities ............      40,846,386       12,129,420
                                                         ------------     ------------

           TOTAL LIABILITIES ........................      57,133,431       20,252,046
                                                         ------------     ------------

STOCKHOLDERS' EQUITY
    Preferred stock, Series B, $10 par value, 100,000
        shares authorized, issued and outstanding at
        December 31, 1997, automatically convertible
        into 1,333,333 shares common stock on January
        1, 1998 .....................................            --          1,000,000
    Common stock, $.01 par value, 100,000,000 shares
        authorized, 19,332,480 shares outstanding at
        December 31, 1998 and 16,598,483 shares
        outstanding at December 31, 1997 ............         193,325          165,985
    Additional paid-in capital ......................      29,112,344       14,017,394
    Retained deficit ................................     (16,901,031)      (6,932,429)
                                                         ------------     ------------

           TOTAL STOCKHOLDERS'
               EQUITY ...............................      12,404,638        8,250,950
                                                         ------------     ------------
           TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY .................    $ 69,538,069     $ 28,502,996
                                                         ============     ------------

     The accompanying notes are an integral part of these Consolidated Financial
                                                                      Statements

                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      FOR THE YEARS ENDED
                                                  -----------------------------
                                                  DECEMBER 31,     DECEMBER 31,
                                                      1998             1997
                                                  ------------     ------------
REVENUES
    Seismic revenue ..........................    $ 23,369,624     $  8,848,842
    Data processing revenues .................       9,257,550             --
    Oil and gas sales ........................         184,033          431,533
    Operator overhead fees ...................         233,064          242,556
    Sale of oil and gas leases ...............            --            125,000
                                                  ------------     ------------
        Total Revenues .......................      33,044,271        9,647,931

EXPENSES
    Seismic operating expenses ...............      21,396,903        5,563,525
    General and administrative ...............       3,402,398        2,441,581
    Depletion, depreciation and amortization .       7,144,854        1,207,812
    Lease abandonments .......................            --            364,481
    Lease operating expenses .................         355,576          248,686
    Cost of oil and gas leases sold ..........            --            168,735
    Data processing expenses .................       3,699,989             --
                                                  ------------     ------------
        Total Expenses .......................      35,999,720        9,994,820
                                                  ------------     ------------

           Loss from Operations ..............      (2,955,449)        (346,889)

OTHER INCOME (EXPENSE)
    Interest income ..........................         207,449           66,309
    Interest expense .........................      (4,984,524)      (1,210,240)
                                                  ------------     ------------
        Total Other Income (Expense) .........      (4,777,075)      (1,143,931)
                                                  ------------     ------------

           Net Loss Before Income Tax Expense       (7,732,524)      (1,490,820)

INCOME TAX BENEFIT
    Deferred income tax benefit (expense) ....      (2,236,078)         375,000
                                                  ------------     ------------

NET LOSS .....................................    $ (9,968,602)    $ (1,115,820)
                                                  ============     ============
Basic earnings (loss) per common share .......    $       (.53)    $       (.14)
                                                  ------------     ------------
Weighted average common shares outstanding ...      18,975,746        8,091,336
                                                  ============     ------------

     The accompanying notes are an integral part of these Consolidated Financial
                                                                      Statements

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                PREFERRED SHARES  COMMON SHARES
                                                     ISSUED           ISSUED
                                                  ------------     ------------
Balance at January 1, 1997 .....................          --          4,953,288

Net Loss .......................................          --               --
Private placement offerings:
  July 18, 1997 ................................       187,500        5,500,000
  July 24, 1997 ................................       100,000             --
Costs of placements ............................          --               --
Employee stock options .........................          --              7,500
Acquisition of Signature Geophysical, Inc. .....          --            400,000
Exercise of warrants ...........................          --          1,732,139
Exercise of non-cash warrants ..................          --          1,505,556
Purchase of warrants ...........................          --               --
Reduction of common par value ..................          --               --
Conversion of Series A Preferred Stock .........      (187,500)       2,500,000
                                                  ------------     ------------
Balance at December 31, 1997 ...................       100,000       16,598,483
Net Loss .......................................          --               --
Conversion of  Series B Preferred ..............      (100,000)       1,333,333
Acquisition of Reliable Exploration Incorporated          --            375,000
Stock Issued to Vendor in Lieu of Cash .........          --             20,000
Acquisition of Geophysical Development Corp. ...          --          1,000,000
Warrants Issued Associated with
  Subordinated Debt ............................          --               --
Exercise of warrants ...........................          --              5,664
                                                  ------------     ------------

Balance at December 31, 1998 ...................          --         19,332,480
                                                  ============     ============

                                                                                  STOCKHOLDERS' EQUITY
                                                  --------------------------------------------------------------------------------
                                                                                     ADDITIONAL
                                                   PREFERRED          COMMON           PAID IN         RETAINED
                                                     STOCK            STOCK            CAPITAL          DEFICIT           TOTAL
                                                  ------------     ------------     ------------     ------------     ------------
Balance at January 1, 1997 .....................  $       --       $    990,657     $  3,924,345     $ (5,816,609)    $   (901,607)

Net Loss .......................................          --               --               --         (1,115,820)      (1,115,820)
Private placement offerings:
  July 18, 1997 ................................     1,875,000        1,100,000        3,025,000             --          6,000,000
  July 24, 1997 ................................     1,000,000             --               --               --          1,000,000
Costs of placements ............................          --               --            (80,728)            --            (80,728)
Employee stock options .........................          --              1,500            7,953             --              9,453
Acquisition of Signature Geophysical, Inc. .....          --             80,000          944,800             --          1,024,800
Exercise of warrants ...........................          --            132,834        2,182,756             --          2,315,590
Exercise of non-cash warrants ..................          --             15,056          (15,056)            --               --
Purchase of warrants ...........................          --               --               (738)            --               (738)
Reduction of common par value ..................          --         (2,179,062)       2,179,062             --               --
Conversion of Series A Preferred Stock .........    (1,875,000)          25,000        1,850,000             --               --
                                                  ------------     ------------     ------------     ------------     ------------
Balance at December 31, 1997 ...................     1,000,000          165,985       14,017,394       (6,932,429)       8,250,950
Net Loss .......................................          --               --               --         (9,968,602)      (9,968,602)
Conversion of  Series B Preferred ..............    (1,000,000)          13,333          986,667             --               --
Acquisition of Reliable Exploration Incorporated          --              3,750          980,625             --            984,375
Stock Issued to Vendor in Lieu of Cash .........          --                200           54,800             --             55,000
Acquisition of Geophysical Development Corp. ...          --             10,000        4,052,500             --          4,062,500
Warrants Issued Associated with
  Subordinated Debt ............................          --               --          9,020,415             --          9,020,415
Exercise of warrants ...........................          --                 57              (57)            --               --
                                                  ------------     ------------     ------------     ------------     ------------

Balance at December 31, 1998 ...................  $       --       $    193,325     $ 29,112,344     $(16,901,031)    $ 12,404,638
                                                  ============     ============     ============     ============     ============

     The accompanying notes are an integral part of these Consolidated Financial
                                                                      Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  FOR THE YEARS ENDED
                                                              -----------------------------
                                                              DECEMBER 31,     DECEMBER 31,
                                                                  1998             1997
                                                              ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Inflows
    Cash received from customers .........................    $ 32,138,023     $  6,567,888
    Cash received from sale of leases ....................            --            125,000
    Interest and dividends received ......................         210,823           55,088
                                                              ------------     ------------
                                                                32,348,846        6,747,976
                                                              ------------     ------------
  Outflows
    Cash paid to suppliers and employees .................      23,609,091        8,607,458
    Cash paid for oil and gas leases .....................            --             16,115
    Interest paid ........................................       3,894,627        1,224,910
                                                              ------------     ------------
                                                                27,503,718        9,848,483
                                                              ------------     ------------
      Net Cash Provided (Used) by Operating Activities ...       4,845,128       (3,100,507)
                                                              ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Outflows
    Cash paid for the purchase of Reliable
      Exploration Incorporated ...........................       1,300,000             --
    Cash paid for the purchase of Geophysical
      Development Corporation ............................      26,000,000             --
    Cash payments for the purchase of property ...........      12,477,237          904,725
    Purchase of certificate of deposit ...................            --             50,000
    Payments for deposits ................................           4,700             --
                                                              ------------     ------------
      Net Cash (Used) by Investing Activities ............     (39,781,937)        (954,725)
                                                              ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Inflows
    Proceeds from long-term debt .........................      40,000,000             --
    Proceeds from short-term debt ........................       3,435,302          500,000
    Proceeds from private placement offering, net of stock
      issue costs of $80,728 .............................            --          5,419,272
    Proceeds from exercise of warrants ...................            --          1,899,661
    Proceeds from exercise of options ....................            --              9,453
    Proceeds from issuance of Series B preferred stock ...            --          1,000,000
                                                              ------------     ------------
                                                                43,435,302        8,828,386
                                                              ------------     ------------
  Outflows
    Payments on long-term debt ...........................       4,760,475        2,036,589
    Payments on short-term debt ..........................       3,213,491          778,104
    Payments on officers loan ............................          82,432          159,715
                                                              ------------     ------------
                                                                 8,056,398        2,974,408
                                                              ------------     ------------
      Net Cash Provided by Financing Activities ..........      35,378,904        5,853,978
                                                              ------------     ------------
NET INCREASE IN CASH .....................................         442,095        1,798,746

CASH, acquired in acquisitions ...........................          50,805             --
CASH, beginning of year ..................................       2,212,681          413,935
                                                              ------------     ------------
CASH, end of year ........................................    $  2,705,581     $  2,212,681
                                                              ============     ============

     The accompanying notes are an integral part of these Consolidated Financial
                                                                      Statements

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            NATURE OF THE ORGANIZATION

            Geokinetics Inc., a Delaware corporation, founded in 1980, (the "Company") is based in Houston, Texas. The Company has repositioned itself from an oil and gas exploration and production company into a technologically advanced provider of three-dimensional ("3-D") seismic acquisition services to the U.S. land-based oil and gas industry and data processing services to clients involved in both on-shore and off-shore operations. Through equipment purchases and acquisition of other companies, the Company currently has the capability of operating five seismic crews in the Rocky Mountain region and on the Gulf Coast.

            PRINCIPLES OF CONSOLIDATION

            The consolidated financial statements include the accounts of Geokinetics Inc. and its wholly-owned subsidiaries, HOC Operating Co., Inc. (HOC), Geokinetics Production Co., Inc. (GPCI), Quantum Geophysical, Inc. (Quantum), Quantum Geophysical Services, Inc.
            (QGS), Reliable Exploration Incorporated (Reliable), Geophysical Development Corporation (GDC) and Signature Geophysical Services, Inc. (Signature). All inter-company items and transactions have been eliminated in the consolidation.

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

                                               Consolidated Financial Statements
                                                                        Page F-6

   NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

            WORK IN PROGRESS

            In order to properly match revenue and expenses, the Company records amounts due from customers but not invoiced at the end of each accounting period based upon the contractual agreement in effect with each customer for services. These calculations are based upon daily progress reports provided by field supervisors.

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

                                               Consolidated Financial Statements
                                                                        Page F-7

   NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            On the sale of an interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually.

            DEFERRED LOAN COST

            The deferred loan cost is the unamortized balance of bank fees that were incurred to obtain long-term financing with a guaranty from the Farmers Home Administration. These costs are amortized over the life of the term loan using the effective interest rate method. The amortized amount for the years ended December 31, 1998 and 1997 was $7,782 and $16,000.

            RESTRICTED INVESTMENTS AND SITE RESTORATION COSTS

            Restricted investments represent investments carried at cost, which approximates market. Such investments are to be used in the future to fund site restoration as required by the state of Utah. Site restoration costs are based upon an estimate of the cost of restoration prepared by the Utah State agency responsible for site restoration. Expenditures made for site restoration are subtracted from the estimate. The amount of restricted investments was $106,700 at December 31, 1998 and $71,700 at December 31, 1997.

            CASH EQUIVALENTS

            For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 1998 and 1997.

            INCOME TAX

            The Company follows Statement of Financial Accounting Standards No. 109 entitled "Accounting for Income Taxes" which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are computed using the liability method based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

            Deferred income tax is provided in the accompanying consolidated financial statements as a result of differences related to timing differences in reporting of depreciation and depletion for income tax purposes and consolidated financial statement purposes.

                                               Consolidated Financial Statements
                                                                        Page F-8

   NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            A valuation allowance account is maintained to estimate the amount of net operating loss carryforwards and tax credit carryforwards which the Company may not be able to use as a result of the expiration of maximum carryover periods allowed under Internal Revenue tax codes.

            IMPAIRMENT OF LONG-LIVED ASSETS

            The Company follows Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of". The Statement established accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets. There was no material effect on the consolidated financial statements from the adoption because the Company's prior impairment recognition practice was consistent with the major provisions of the Statement. Under provisions of the Statement, impairment losses are recognized when expected future cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property and equipment and intangibles in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company adjusts the net book value of the underlying assets if the sum of expected future cash flows is less than book value.

            PRE-OPERATING COSTS

            It is the Company's policy to expense non-recoverable pre-operating costs as they are incurred.

            LOSS PER COMMON SHARE

            Basic loss per common share is computed based on the weighted average number of common shares outstanding during the respective years. Stock options and stock warrants have not been included in the calculation of diluted earnings per share as their effect would be antidilutive.

            ACCOUNTING STANDARDS ADOPTED

            In June 1997, Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS 131") was issued. SFAS 131 requires that companies report financial and descriptive information about their reportable operating segments. Segment information to be reported is to be based upon the way management organizes the segments for making operating decisions and assessing performance. The Company adopted SFAS 131 in the fourth quarter of 1998 and has made the appropriate disclosures.
                                               Consolidated Financial Statements
                                                                        Page F-9

   NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Effective for fiscal years beginning after December 15, 1995, Statement of Financial Accounting Standards No. 123 establishes accounting and reporting standards for stock-based compensation plans. SFAS No. 123 encourages entities to use a "fair value based method" in accounting for employee stock-based compensation plans but allows the "intrinsic value based method" prescribed by APB Opinion No. 25. SFAS No. 123 amends Opinion No. 25 to require pro forma disclosures of net income and earnings per share as if the "fair valued based method" was used. The Company has elected to remain on its current method of accounting as described in Note 12, and has adopted the disclosure requirements of SFAS No. 123.


NOTE 2.     PROPERTY AND EQUIPMENT

            A summary of property and equipment follows:

                                                    DECEMBER 31,   DECEMBER 31,
                                                       1998           1997
                                                    -----------    -----------
Field operating equipment ....................      $19,124,739    $18,383,515
Proved oil and gas properties ................          919,285        919,285
Vehicles .....................................          867,506        377,043
Buildings and improvements ...................          279,893        128,106
Software .....................................          167,830
Data processing equipment ....................       16,355,278
Furniture and equipment ......................          264,988         80,186
                                                    -----------    -----------
                                                     37,979,519     19,888,135

Less accumulated depletion, depreciation
      and amortization .......................       10,627,457      2,597,260
                                                    -----------    -----------
                                                     27,352,062     17,290,875

Land .........................................           23,450         23,450
                                                    -----------    -----------
            Net Property and Equipment .......      $27,375,512    $17,314,325
                                                    ===========    ===========

                                               Consolidated Financial Statements
                                                                       Page F-10

NOTE 3.     ACCRUED LIABILITIES

            A summary of accrued liabilities follows:

                                                 DECEMBER 31,    DECEMBER 31,
                                                     1998            1997
                                                  ----------      ----------
Sales tax payable ......................          $  681,505      $  398,656
Royalties payable ......................             282,796         270,205
Accrued payroll ........................             816,488         158,736
Accrued interest payable ...............           1,178,440         142,868
Payroll taxes payable ..................               9,056          78,654
Accrued operating expense ..............             208,388            --
                                                  ----------      ----------

                                                  $3,176,673      $1,049,119
                                                  ==========      ==========

                                               Consolidated Financial Statements
                                                                       Page F-11

NOTE 4.     NOTES PAYABLE

            A summary of notes payable follows:

                                                    DECEMBER 31,    DECEMBER 31,
                                                        1998            1997
                                                    ------------    ------------
Note representing an amount due under
the terms of an agreement for payment of
funds in settlement of a claim, dated
May 7, 1997, with no interest, payable
directly out of funds to be received by
an operating subsidiary in the
performance of seismic data acquisition
services under an existing contract with
a customer ....................................     $    158,524    $    472,000

Notes representing financing of
insurance premiums for operating
subsidiaries over periods of nine to
eleven months at interest rates varying
from 7.9% to 8.2% .............................          315,908         313,370

Notes representing refinancing
arrangements with certain suppliers of
an operating subsidiary for accounts
payable invoices outstanding beyond
normal industry payment terms .................           30,191          86,316

Note in default dated December 18, 1990
due December 1, 1992 payable to
unrelated corporation with interest
accruing at 10% per annum; secured by
certain oil and gas leases ....................           25,000          25,000

Note to an equipment vendor dated
November 11, 1998 secured by seismic
equipment, with interest at 9.5%, payable
interest only monthly through May 11,
1999, principal and interest through
October 11, 1999 and all remaining
principal and interest due November 11, 1999....       1,621,782            --

                                                    ------------    ------------
                                                    $  2,151,405    $    896,686
                                                    ============    ============

                                               Consolidated Financial Statements
                                                                       Page F-12

NOTE 5.     LEASE BANK

            The Company has a revolving credit facility to provide funds to acquire, package and sell oil and gas properties. Total borrowings under this facility (the "Lease Bank") are guaranteed by the Company and may not exceed $1,200,000. Funds are provided from individual investors. Notes issued under this agreement are payable upon demand one year from the date of the individual notes. If there is no demand, the notes automatically renew on a quarterly basis. In no event will the notes extend beyond December 31, 1999. Interest is payable quarterly based on the prime rate as of the first day of each quarter plus 4.0%. In addition to interest, the depositors will receive either (a) a proportionate share of a .25% after prospect payout overriding royalty interest in prospects acquired through the Lease Bank and sold by the Company or (b) a common stock purchase warrant for each full year of deposit numerically equal to the amount of deposit with a purchase price per share equal to twenty-five percent over the average of the daily closing high bid and low asked quotation for the sixty (60) day period immediately preceding the yearly anniversary date for which such warrant is issued. The outstanding balance on the advances for Lease Bank was $260,500 at December 31, 1998 and 1997.

NOTE 6.     LONG-TERM DEBT
                                                     DECEMBER 31,   DECEMBER 31,
                                                         1998           1997
                                                      ----------     ----------
Note to a financial institution dated March
1, 1996 payable in 120 monthly installments
of principal and interest adjusted quarterly
based on interest at prime plus 1.5% through
March 1, 2006 when all unpaid principal and
accrued interest is due (monthly payments at
December 31, 1998 were $65,485 including
principal and interest at 9.75%), secured by
first security interest in accounts
receivable, inventory, property and
equipment, oil and gas leases, intangibles,
guaranty of the Company and a $4,000,000
guaranty of the Farmers Home Administration
of the United States Department of Agriculture ...    $4,073,573     $4,440,077

Note to an equipment vendor dated September
30, 1997 payable in 36 monthly installments
of $106,237 including principal and interest
at 10%, due September 30, 2007, secured by
equipment, unpaid principal and interest
balances subject to certain mandatory
prepayment amounts if the Company receives
proceeds from the sale of common stock other
than under employee benefit plans or
currently outstanding warrants ...................    $2,127,425      3,054,050

                                               Consolidated Financial Statements
                                                                       Page F-13

NOTE 6.     LONG-TERM DEBT

                                                     DECEMBER 31,   DECEMBER 31,
                                                        1998            1997
                                                     -----------     -----------
Note dated June 9, 1998, payable to a
financial institution in 11 monthly
installments of principal in the amount of
$53,544 plus accrued interest at prime
beginning July 2, 1998 with a final payment
of the unpaid principal balance plus accrued
interest due on June 2, 1999.  The note is
secured by equipment inventory, accounts
receivable, fixtures and a corporate guaranty ....    $  910,979

Note dated January 8, 1998 payable to an
individual in 36 monthly installments of $18,957
including principal and interest at 10% beginning
February 8, 1998, secured by equipment, accounts
receivable and a corporate guaranty...............    $  501,356

Notes to financial institutions for the
purchase of Company vehicles used by
marketing and sales personnel, secured by
vehicles, principal and interest payable
monthly ..........................................    $   22,479

Note to an equipment vendor dated August 31,
1997 payable in 4 installments of $360,000
including principal and interest at 12%,
beginning August 31, 1997, and 45 monthly
installments of $220,599 including principal
and interest at 12%, beginning December 31,
1997, due August 31, 2001, secured by
equipment, and corporate guaranty of the
parent company, unpaid principal and
interest balances subject to certain
mandatory prepayment amounts if the Company
receives proceeds from the sale of common
stock other than under employee benefit
plans or currently outstanding warrants ..........    $6,174,430    $8,098,953

12% Senior Subordinated Notes dated April 30,
1998 in the aggregate principal amount of
$40,000,000, to certain investors due and
payable on April 15, 2005, and interest of 12%
per annum is payable on each April 15 and
October 15, commencing October 15, 1998. The notes
are guaranteed by all subsidiaries of the Company
(except Quantum Geophysical Services, Inc.)
and the notes and guaranty are subordinated in
right of payment to certain senior debt of the
company and the subsidiaries which have guaranteed
the 12% Senior Subordinated Notes.  Pursuant
to the terms of  a warrant agreement, the
Company issued to the investors warrants to
purchase up to an aggregate of 7,618,594
shares of the Company's Common Stock.  The warrants
have an exercise price of $2.00 per share and are
exercisable at any time on or prior to April
30, 2005.  For financial statement purposes,
the notes are presented net of original
issue discount ....................................  $31,462,209
                                                     -----------     -----------
                                                     $45,272,451      15,593,080
                                                     -----------     -----------

           Less Current Maturities ...............     4,648,110       3,463,660
                                                     -----------     -----------

                                                     $40,624,341     $12,129,420
                                                     ===========     ===========

                                               Consolidated Financial Statements
                                                                       Page F-14

NOTE 6.     LONG-TERM DEBT

            A summary of long-term debt principal maturities follows:

                              FOR THE YEARS ENDING DECEMBER 31,      AMOUNT
                              ---------------------------------    -----------
                                            1999                   $ 4,648,110
                                            2000                     3,921,769
                                            2001                     2,199,027
                                            2002                       543,841
                                            2003                       599,504
                                         Thereafter                 33,360,200
                                                                   -----------
                                                                   $45,272,451
                                                                   ===========
NOTE 7.     INCOME TAX

            Pretax (loss) from continuing operations for the years ended December 31, 1998 and 1997 was taxed by the following jurisdictions:

                                               1998                    1997
                                            -----------             -----------
Domestic .......................            $(7,179,391)            $(2,191,002)
Foreign ........................                   --                      --
                                            -----------             -----------
      Total ....................            $(7,179,391)            $(2,191,002)
                                            ===========             ===========

                                               Consolidated Financial Statements
                                                                       Page F-15

NOTE 7.     INCOME TAX

The income tax benefit (expense) charged to continuing operations for the years ended December 31, 1998 and 1997 was as follows:

                                                     1998              1997
                                                  -----------       -----------
Current:
   U.S. Federal ............................      $ 1,940,000       $   493,000
   State and Local .........................             --                --
   Foreign .................................             --                --
                                                  -----------       -----------
      Total Current ........................        1,940,000           493,000
                                                  -----------       -----------

Deferred:
   U.S. Federal ............................          429,376           255,000
   State and Local .........................             --                --
   Foreign .................................             --                --
                                                  -----------       -----------
      Total Deferred .......................          429,376           255,000
                                                  -----------       -----------

Other:
   Adjustment to valuation allowance .......       (4,605,454)         (373,000)
                                                  -----------       -----------
      Total ................................      $(2,236,078)      $   375,000
                                                  ===========       ===========

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal Income Tax Rate to pre-tax income from continuing operations for the years ended December 31, 1998 and 1997 due to the following:


                                                      1998             1997
                                                   -----------      -----------
Computed "Expected" tax benefit (expense).....     $ 2,369,376      $   748,000

Increase decrease in income tax resulting from:

          Change in valuation allowance ......      (4,605,454)        (373,000)
                                                   -----------      -----------
Income tax benefit (expense) .................     $(2,236,078)     $   375,000
                                                   ===========      ===========

                                               Consolidated Financial Statements
                                                                       Page F-16

NOTE 7.     INCOME TAX

            Net deferred tax liabilities consist of the following components as of December 31, 1998 and 1997:

            Deferred tax liabilities:
               Property and equipment ........  $   222,045        $      --
                                                -----------        -----------

            Deferred tax assets:
               Loss carry forwards ...........    5,375,400          3,062,376
               Tax credits ...................      245,769            245,769
                                                -----------        -----------
                                                  5,621,169          3,308,145
            Less valuation allowance .........   (5,621,169)        (1,015,715)
                                                -----------        -----------
                  Total ......................         --            2,292,430
                                                -----------        -----------
                  Net deferred tax liability .  $   222,045        $      --
                                                ===========        ===========

            Deferred tax assets at December 31, 1998 and 1997 are comprised primarily of net operating loss carryforward and differences in reporting pre-operating expenses and amortization. A valuation allowance has been provided for deferred tax assets that the Company has not yet determined to be more likely than not to be realizable at this time. The Company will continue to review this valuation allowance and make adjustments when deemed appropriate.

            At December 31, 1998, the Company had net operating loss carryforwards of $15,810,105 and tax credit carryforwards of $245,769 that expire in 1999 through 2013.

            The Company has evaluated the deferred tax benefit of $2,236,078 which has been reflected on its balance sheet in accordance with the provisions of FASB 109. As of December 31, 1997, the Company had $8,630,714 of net operating losses available to carry forward against taxable income in future years. The computed benefit of such losses at the statutory tax rate, including tax credits available at December 31, 1997, was $3,308,145. A valuation allowance of $1,015,715 was established to reflect the tax benefit of the loss carryforward which would expire if no taxable income was recognized through the year ending December 31, 2001. Because of the current conditions in the Company's sector of the oil industry, and because the Company did not have taxable income for the year ending December 31, 1998, the Company's management believes that, based upon the weight of currently available evidence, the Company should increase the valuation allowance to the full amount of the computed tax benefit. This results in a current period income tax expense of $2,236,078. The computed tax benefit at December 31, 1998 is $5,621,169 and the valuation allowance has been increased to $5,621,169.

                                               Consolidated Financial Statements
                                                                       Page F-17

NOTE 7.     INCOME TAX

            The amounts and expiration dates of the carryforwards are as follows:

                                                    NET OPERATING     TAX CREDIT
                       EXPIRATION DATE               LOSS AMOUNT        AMOUNT
                       ---------------               -----------     -----------
                            1999                     $               $   113,531
                            2000                         257,107         118,936
                            2001                         206,140              74
                            2002                       1,502,500
                            2003                         142,273
                            2004                          94,586
                            2005                           1,134
                            2006                         141,998
                            2007                          46,928          13,228
                            2008                         304,632
                            2009                         249,844
                            2010                         879,151
                            2011                       2,613,419
                            2012                       2,191,002
                            2013                       7,179,391
                                                     -----------     -----------
                            Totals                   $15,810,105     $   245,769
                                                     ===========     ===========

NOTE 8.     RELATED PARTY TRANSACTIONS

            The former Chairman of the Company has made advances totaling $88,500 to the Company. Of this amount, $9,871 remains outstanding at December 31, 1998. The advances are payable upon demand. Interest is payable quarterly based on the prime rate as of the first day of each quarter plus 4%. Included in accrued interest at December 31, 1998 and 1997, respectively is $319 and $2,503 payable on the officer advances.

            The father of a Vice-President of the Company is a participant in the Lease Bank with a note balance of $110,500 at December 31, 1998.

            During 1997 notes payable totaling $47,357 were due to a member of the board of directors who resigned on July 18, 1997. The notes were paid in full during October 1997. Interest of $2,844 was paid to this director in 1997 on the notes payable. In addition to the notes, this former director exercised 107,231 stock warrants to purchase common stock of the Company at an exercise price of $1.50 per warrant, for a total purchase price of $160,846.

            Another former member of the board of directors who resigned on July 18, 1997 held a total of 852,959 warrants to purchase common stock of the Company at prices ranging from $.415 to $1.25 per share. On December 31, 1997, this individual

                                               Consolidated Financial Statements
                                                                       Page F-18

NOTE 8.     RELATED PARTY TRANSACTIONS

            entered into an agreement with the Company to exchange these warrants for 635,000 shares of common stock of the Company at no cost, and was issued 635,000 shares of common stock.

            On April 25, 1997, the Company obtained a $500,000 short-term financing from two individuals who were subsequently elected directors at the annual shareholders meeting on November 20, 1997. The Company issued 12% senior notes to the individuals, which were exchanged on July 18, 1997, in connection with the Securities Purchase and Exchange Agreement described in Note 11, for 458,333 shares of the Company's common stock, 15,625 shares of Series A preferred stock and 592,009 shadow warrants. As part of this financing transaction, the Company entered into a consulting agreement with one of the individuals, pursuant to which, in consideration of certain strategic planning and other consulting services to be provided to the Company and its subsidiaries by that individual, he will be paid a quarterly consulting fee equal to one half of 1% of the total investment made by him and certain other persons in debt and equity securities of the Company that is outstanding as of the end of each quarter during the three-year term of such agreement. As of December 31, 1998 and 1997, respectively, the Company owed the director $203,207 and $63,207 in consulting fees under the terms of the agreement, which are included as amounts due to officers and shareholders in the Company's balance sheet. In addition, pursuant to the purchase agreement and in satisfaction of the Company's obligation under the consulting agreement, the Company and the director entered into an option agreement providing for the grant of options to purchase 50,000 shares of common stock of the Company to the director at $0.75 per share.

            In connection with the private placement offering described in Note 11 to the consolidated financial statements, the Company entered into an investment monitoring agreement, under which the Company will pay the investment group an annual fee of $25,000. Two directors of the Company are the two partners of the sole managing member of the investment group. The Company owed the investment group $37,500 and $12,500 as of December 31, 1998 and 1997, respectively, under the terms of the agreement, which are included as amounts due to officers and shareholders on the Company's balance sheet.

            On March 27, 1998, the Company obtained a $1,500,000 short-term financing from a group of individuals. Three of the Company's directors and several related family members provided $1,000,000 of this financing. The Company issued promissory notes, with interest at prime plus 2%, to these individuals. Additionally, one director and the related family members were granted warrants to purchase 150,000 shares of common stock of the Company at a purchase price of $2.00 per share. The Company paid these notes in full with interest due on May 1, 1998. The above noted related parties received interest payments of $11,083.

            A director of the Company is a partner of a law firm which provides legal services to the Company related to financing and private placement offering activities. In

                                               Consolidated Financial Statements
                                                                       Page F-19

NOTE 8.     RELATED PARTY TRANSACTIONS

            connection with these activities the Company incurred legal costs from the director's law firm during the year ended December 31, 1998 and 1997, respectively of $204,283 and $110,112.


NOTE 9.     ACQUISITION OF WHOLLY-OWNED SUBSIDIARIES

            A wholly-owned subsidiary corporation was formed under the name of Quantum Geophysical, Inc. (Quantum) in November 1994. Quantum was formed to provide 3-D geophysical data acquisition services and business operations commenced in October 1997.

            Since the inception of Quantum through September 30, 1997, the Company has expensed $673,959 for non-recoverable pre-operating costs. It is the Company's policy to expense non-recoverable pre-operating costs as incurred. In addition, interest expense of $463,417 for the nine months ended September 30, 1997 has been incurred.

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

            The acquisition by the Company of Signature Geophysical Services, Inc. is accounted for as a purchase, with results of SGS' operations included in the Company's financial statements from July 18, 1997 forward. The cost of the Company's investment in SGS is $1,024,800 and the goodwill of $1,834,159 acquired in the purchase is being amortized on a straight line basis over a forty-year period. Amortization expense from the date of acquisition through December 31, 1998 was $73,484.

                                               Consolidated Financial Statements
                                                                       Page F-20

NOTE 9.     ACQUISITION OF WHOLLY-OWNED SUBSIDIARIES

            On January 26, 1998, the Company acquired, effective January 1, 1998, all of the outstanding capital stock of Reliable Exploration Incorporated, a Montana corporation (Reliable), pursuant to the terms of a Stock Purchase Agreement dated as of December 3, 1997, by and among the Company, Reliable and the holders of all of the outstanding capital stock of Reliable. Reliable, based in Billings, Montana, is engaged in the business of providing 2-D and 3-D seismic surveys to the oil and gas industry, specifically focusing on the Rocky Mountain region of the United States.

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

            The acquisition by the Company of Reliable Exploration Incorporated is accounted for as a purchase, with results of Reliable's operations included in the Company's financial statements from January 1, 1998 forward. The cost of the Company's investment in Reliable is $2,284,375 and the goodwill of $3,053,075 acquired in the purchase is being amortized on a straight line basis over a forty-year period. Amortization expense from the date of acquisition through December 31, 1998 was $68,858.

            On April 30, 1998, the Company acquired all of the outstanding capital stock of Geophysical Development Corporation, a Texas corporation (GDC) pursuant to the terms of a Stock Purchase Agreement (GDC Agreement) among the Company, GDC and the holders of all of the outstanding capital stock of GDC. GDC is a Houston, Texas-based provider of seismic data processing, software and consultation services.

            Pursuant to the GDC Agreement, the Company acquired 6,750 shares of GDC's common stock (GDC shares), representing 100% of the outstanding capital stock of GDC from the shareholders of GDC in exchange for (i) cash in the amount of $26,000,000 and (ii) 1,000,000 newly-issued shares of the Company's common stock. In addition, the Company granted options entitling certain employees of GDC to purchase up to an aggregate of 1,000,000 shares of common stock at an exercise price of $3.00 per share. Effective April 30, 1998, the Company also entered into employment agreements with certain of the former GDC shareholders, pursuant to which such former GDC shareholders were granted options to purchase up to an aggregate of 400,000 shares of common stock at an exercise price equal to the closing price per share of the common stock on April 30, 1998. The amount of consideration paid by the Company to the former GDC shareholders for the

                                               Consolidated Financial Statements
                                                                       Page F-21

NOTE 9.     ACQUISITION OF WHOLLY-OWNED SUBSIDIARIES

            acquisition of the GDC Shares was determined as a result of arms-length negotiations and agreement between unrelated parties.

            The acquisition by the Company of GDC is accounted for as a purchase, with results of GDC's operations included in the Company's financial statements from May 1, 1998 forward. The cost of the Company's investment in GDC is $30,062,500 and the goodwill of $27,961,807 acquired in the purchase is being amortized on a straight line basis over a ten-year period. Amortization expense from the date of acquisition through December 31, 1998 was $1,864,120.

            The Company's consolidated results of operations have incorporated activity from the effective date of the acquisitions of the above subsidiaries. The unaudited pro forma information below presents combined results of operations as if the acquisitions had occurred at the beginning of the respective years presented. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined company had the acquisition occurred at the beginning of the years presented, nor is it necessarily indicative of future results.

                                                    1998             1997
                                                ------------     ------------
            Revenues .......................    $ 39,051,810     $ 40,076,593
            Net Income (Loss) ..............      (9,571,427)         968,918
            Earnings (Loss) per share.......           (0.50)            0.12

NOTE 10.    STOCK OPTION PLANS

            The 1995 Stock Option Plan (1995 Plan) was approved by stockholders of the Company on August 9, 1995 with an effective date of August 1, 1994. On August 1, 1997, the Board approved amendments to the 1995 Plan (Option Amendment), which were approved by the stockholders of the Company on November 20, 1997 in order to increase the total number of shares of common stock available for grant under the 1995 Plan from 500,000 to 2,687,500, to increase the period in which a non-qualified stock option under the 1995 Plan can be exercisable from five years to ten years after the date of grant and to extend the date on which the 1995 Plan will automatically terminate from July 31, 2004 to July 31, 2007. The purpose of the Option Amendment is to allow the Company to meet contractual commitments to certain directors, key management employees and persons affiliated with the Company. The purpose of the 1995 Plan is to secure for the Company and its stockholders the benefits that flow from providing certain directors, key management employees and persons affiliated with the Company (Participants) with additional incentive to further the business of the Company by increasing their proprietary interest in the success of the Company. The 1995 Plan provides for the granting of options to purchase shares of the Company's common stock. Under the 1995 plan, the participants may be granted nonqualified stock options, nonqualified stock options with stock appreciation rights, incentive stock options and incentive stock options with stock

                                               Consolidated Financial Statements
                                                                       Page F-22

NOTE 10.    STOCK OPTION PLANS

            appreciation rights.

            Stock options may be granted for the purchase of common stock at a price determined by the Stock Option Committee. Incentive stock options may be granted for the purchase of common stock at a price not less than the fair market value of the stock on the date of grant.

            At December 31, 1998, 2,687,500 stock options have been awarded under the Plan, 2,672,500 are outstanding, 7,500 have been exercised and 7,500 have been forfeited and are again available for grant under the Plan. These options vest over periods ranging from three to five years.

            On August 1, 1997, the Board authorized the adoption of the Company's 1997 Stock Awards Plan (1997 Plan), which was approved by the stockholders of the Company on November 20, 1997, because the shares available under the 1995 Plan would become depleted once the Company met its contractual commitments to certain directors, key management employees and persons affiliated with the Company, and certain directors of the Company are not eligible to receive awards under the 1995 Plan. Unlike the 1995 Plan, however, the 1997 Plan permits directors who are not employees or consultants of the Company or of a subsidiary to be eligible to participate and takes advantage of recent amendments to Rule 16b-3.

            A total of 5,000,000 shares of common stock are reserved for issuance under the 1997 Plan, which will be used primarily to grant stock options in the future to certain employees, members of the Board or any persons affiliated with the Company.

            The purpose of the 1997 Plan is to provide a means by which the Company and its subsidiaries may attract, retain and motivate employees, members of the Board or other persons affiliated with the Company (1997 Plan Participants) and to provide a means whereby such 1997 Plan Participants can acquire and maintain stock ownership, thereby strengthening their concern for the welfare of the Company. Accordingly, the 1997 Plan provides for granting incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards or any combination of the foregoing, as is best suited to the particular circumstances.

            The 1997 Plan is to be administered by the Board or, in the discretion of the Board, a committee appointed by the Board (1997 Plan Committee), which will have sole authority to determine which 1997 Plan Participant shall receive an Award, the time or times when such Award shall be made, the number of shares of common stock which may be issued under each incentive stock option, nonqualified stock option, stock appreciation right or restricted stock award and the value of each phantom stock award.

            Incentive stock options may only be granted to employees of the Company and its affiliates at a price which shall be determined by the Board or the 1997 Plan

                                               Consolidated Financial Statements
                                                                       Page F-23

NOTE 10.    STOCK OPTION PLANS

            Committee, but such purchase price shall not be less than, in the case of incentive stock options, the fair market value of common stock subject to the stock options on the date the stock option is granted.

            At December 31, 1998 a total of 2,917,500 stock options have been awarded under the plan, 2,634,500 are outstanding, and 283,000 have been forfeited and are again available for grant under the plan. These options vest over periods ranging from three to five years.


NOTE 11.    PRIVATE PLACEMENT OFFERINGS

            On July 18, 1997, the Company entered into a Securities Purchase and Exchange Agreement (Purchase Agreement) with an investment limited liability company (Investment Group). Pursuant to the Purchase Agreement, the Company received $5,500,000 in cash and the exchange of certain indebtedness in the principal amount of $500,000 owed by the Company for the issuance of the following securities to the Investment Group: (i) 5,500,000 newly-issued shares of the Company's common stock, (ii)187,500 newly-issued shares of the Company's Series A convertible preferred stock, (which was converted into an aggregate of 2,500,000 shares of common stock on November 20, 1997) and (iii) shadow warrants to purchase up to an additional 7,104,103 shares (subject to adjustment) of common stock at a price of $.20 per share. As a result of the Purchase Agreement, certain changes to the membership of the Company's board of directors and officers were made effective July 18, 1997.

            Pursuant to a Letter Agreement, the Investment Group invested an additional $1,000,000 in cash for 100,000 shares of the Company's newly-issued Series B preferred stock on July 24, 1997. The Series B preferred stock was converted into an aggregate of 1,333,333 shares of common stock on January 1, 1998.

            As set forth in Note 8, the Investment Group will oversee its investments in the Company pursuant to an Investment Monitoring Agreement agreed to by both parties. The Company will pay the Investment Group $25,000 annually under the Investment Monitoring Agreement.

            In order to finance the acquisition of GDC, the Company completed a private offering in the amount of $40,000,000 of certain securities designated as its 12.0% Senior subordinated Notes (Notes) to DLJ Investment Partners, L.P. (DLJ) and certain additional investors (DLJ and certain other investors being referred to herein collectively as the "Purchasers") pursuant to the terms of a Securities Purchase Agreement dated as of April 30, 1998, by and among the Company and the Purchasers. In addition, the Company (i) caused certain of its wholly-owned subsidiaries to execute guarantees of the Notes pursuant to an Indenture executed by

                                               Consolidated Financial Statements
                                                                       Page F-24

NOTE 11.    PRIVATE PLACEMENT OFFERINGS

            each of them, (ii) granted warrants (Warrants) to the Purchasers entitling them to purchase up to an aggregate of 7,618,594 shares of Common stock at a price of $2.00 per share, subject to certain adjustments, and (iii) granted certain registration rights in favor of the Purchasers with respect to the Notes, the Warrants and the shares of Common Stock which may be acquired upon exercise of the Warrants.

NOTE 12.    OUTSTANDING OPTIONS AND WARRANTS

            Under two plans, the Company may grant stock options and other awards to key executive, management and other personnel at exercise prices equal to or exceeding the market value at the date of grant. In general, options become exercisable over a three to five year period from the date of grant and expire five to seven years after the date of grant. Shares available for future option grants at December 31, 1998, totaled 2,380,500.

            The following table summarizes information about stock option transactions:

                                   1998                          1997
                         -------------------------     -------------------------
                                         WEIGHTED                     WEIGHTED
                                          AVERAGE                      AVERAGE
                                         EXERCISE                     EXERCISE
                           SHARES         PRICE          SHARES         PRICE
                         ----------     ----------     ----------     ----------
Outstanding at
Beginning of year .....   2,882,500     $      .96        212,500     $     1.43

Awards:
   Granted ............   2,707,500           2.61      2,685,000            .92
   Exercised ..........        --                          (7,500)          1.26
   Forfeited ..........    (283,000)          3.18         (7,500)          1.03
                         ----------                    ----------

Outstanding at
December 31 ...........   5,307,000     $     1.69      2,882,500     $      .96
                         ----------                    ----------

Exercisable at
December 31 ...........   1,126,653     $      .95        197,500     $     1.46
                         ----------                    ----------

                                               Consolidated Financial Statements
                                                                       Page F-25

NOTE 12.    OUTSTANDING OPTIONS AND WARRANTS

            The following table summarizes information about stock options outstanding at December 31, 1998:

                                           WEIGHTED                 WEIGHTED
               RANGE OF      NUMBER OF      AVERAGE     NUMBER OF    AVERAGE
               EXERCISE       OPTIONS      EXERCISE      OPTIONS    EXERCISE
                PRICES      OUTSTANDING      PRICE     EXERCISABLE    PRICE
             -----------    -----------  ------------  -----------  -----------
                $0-$1         2,970,000         $ .83      920,820       $ .82
                $1-$2           347,500          1.72      152,500        1.63
                $2-$3           649,500          2.34       53,333        2.75
                $3-$4         1,040,000          3.03            -
                $4-$5           300,000          4.06            -
                            -----------                -----------
                              5,307,000                  1,126,653
                            ===========                ===========

            As permitted under generally accepted accounting principles, stock-based awards granted to employees are accounted for following APB 25. Accordingly, the Company has not recognized compensation expense for its stock-based awards to employees. Outlined below are pro forma results had compensation costs for the Company's stock-based compensation plans been determined based on the fair value approach of SFAS 123.

            The weighted average fair value of options granted during 1997 is $0.55. The weighted average fair value of options granted during 1998 is $1.19. The fair value of each option granted is estimated on the date of grant, using the Black-Scholes option-pricing model. The model assumed expected volatility of 50% and risk-free interest rate of 6.0% in 1997 and volatility of 50% and risk-free interest rate of 5.4% in 1998. As the Company has not declared dividends since it became a public entity, no dividend yield was used. The expected life of the options granted ranges from five to seven years.

                                               Consolidated Financial Statements
                                                                       Page F-26

NOTE 12.    OUTSTANDING OPTIONS AND WARRANTS

            The following table reflects pro forma net income and earnings per share had the Company elected to adopt the fair value approach of SFAS 123:

                                                      1998              1997
                                                   -----------      -----------
Net Loss:
     As reported ...........................       $(9,968,602)     $(1,115,820)
     Pro Forma .............................       (10,332,681)      (1,290,315)

Earnings per share:
     As reported ...........................       $      (.53)     $      (.14)
     Pro Forma .............................              (.54)            (.16)

            These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

            A summary of outstanding warrants issued in connection with notes payable and private placement offerings is as follows:

WARRANTS                                                              EXERCISE
                                                     SHARES             PRICE
                                                   ----------        -----------
Outstanding at December 31, 1997 ..........         3,625,745        $0.26-$2.26
Warrants issued ...........................         8,324,945        $0.75-$2.86
Warrants exercised, surrendered or
  called ..................................            (7,194)       $0.33-$0.46
                                                   ----------
Outstanding at December 31, 1998 ..........        11,943,496        $0.26-$2.86
                                                   ==========

SHADOW WARRANTS

Outstanding at December 31, 1998 ..........         7,543,180        $      0.20
                                                   ==========

Exercisable at December 31, 1998 ..........         6,111,365        $      0.20
                                                   ==========

                                               Consolidated Financial Statements
                                                                       Page F-27

NOTE 13.    COMMITMENTS

            OPERATING LEASES

            The Company leases office space for its corporate headquarters under a lease, which expires June 30, 2003. The lease provides for a base rental of $65,889 per year. In addition, the Company pays for its share of the basic operating costs of the building. The Company's share of these costs for the initial year is $45,739. Additional space has been leased under a lease which expires June 30, 2003 at a base rental of $73,371 per year, plus its share of basic operating costs, currently $37,877 per year.

            Certain of the Company's operating subsidiaries also lease office, maintenance, and warehouse facilities under various lease agreements ranging in terms from one month to five years. The current base rental for these leases is $284,556 per year.

            The Company's data processing subsidiary, Geophysical Development Corporation, entered in to a lease agreement for computer software and hardware for a thirty-six month period beginning January 1, 1999, with annual lease payments of $628,764 for the initial two years and a $157,068 annual payment in the final year.

            The Company's seismic acquisition subsidiaries lease vehicles for use in field operations under various forty-eight month leases which expire beginning in the year 2000. Rental expense under these leases amounted to $220,258 for the year ended December 31, 1998.

            Rental expense under the leases recorded in the consolidated financial statements amounted to $727,690 and $107,482 for the years ended December 31, 1998 and 1997. Aggregate future minimum rentals under the various lease agreements including the base rent and the average operating cost are as follows:

                           FOR THE YEARS ENDING DECEMBER 31,            AMOUNT
                           ---------------------------------          ----------
                                          1999                        $1,431,422
                                          2000                         1,409,377
                                          2001                           718,067
                                          2002                           466,989
                                          2003                           249,624
                                                                      ----------
                                                                      $4,275,479
                                                                      ==========
            EMPLOYMENT AGREEMENTS

            Beginning June 19, 1997, the Company entered into new employment agreements with officers of the Company. The compensation payable under these agreements consists of: (1) annual base salaries, (2) an incentive cash bonus in accordance with the Company's bonus plan to be established for its senior executives, (3) the

                                               Consolidated Financial Statements
                                                                       Page F-28

NOTE 13.    COMMITMENTS

            Company's agreement to grant options to purchase shares of common stock under stock option plans adopted by the Company for the benefit of its directors, officers and employees and (4) eligibility to participate in the Company's employee benefits plans which may be adopted. The employment agreements have terms of three to five years and can be terminated by the Company upon its good faith determination that there has been a willful violation of the terms of the agreements.

            Under the 1995 Stock Option Plan, there were 2,410,000 stock options granted to officers, which were outstanding and exercisable at December 31, 1998 and 1997, respectively.

            Under the 1997 Stock Awards Plan, a total of 5,000,000 shares of the Company's common stock has been reserved for issuance to certain directors and key management employees. There were 50,000 stock options outstanding for officers or directors of the Company at December 31, 1998 under the 1997 Stock Awards Plan.


NOTE 14.    MAJOR CUSTOMERS

            Revenues from major customers, which exceeded ten percent of total revenues, are as follows:

                                               FOR THE YEARS ENDED
                                         -------------------------------
                                        DECEMBER 31,         DECEMBER 31,
                                            1998                 1997
                                         ----------           ----------
            Customer A ................. $7,971,545           $6,891,867

            Customer B ................. $5,336,732           $  950,608


NOTE 15.    CONCENTRATION OF CREDIT RISK

            Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of unsecured trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.

            The Company generally provides services to a relatively small group of key customers that account for a significant percentage of the accounts receivable of the Company at any given time. The Company's key customers vary over time. The Company extends credit to various companies in the oil and gas industry, including its key customers, for the acquisition of seismic data, which results in a concentration

                                               Consolidated Financial Statements
                                                                       Page F-29

NOTE 15.    CONCENTRATION OF CREDIT RISK

            of risk. This concentration of credit risk may be affected by changes in the economic or other conditions of the Company's key customers and may accordingly impact the Company's overall credit risk. The Company wrote off a receivable from a customer of approximately $2.8 million during 1998 as a result of that company's involuntary bankruptcy proceedings. Historical credit losses incurred on receivables by the Company, except for the above, have been immaterial.

            The Company has cash in bank and short-term investments which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and short-term investments.

NOTE 16.    CASH FLOWS

            A reconciliation of net loss to net cash used by operating activities as follows:

                                                       FOR THE YEARS ENDED
                                                    ---------------------------
                                                    DECEMBER 31,    DECEMBER 31,
                                                        1998            1997
                                                    -----------     -----------
Net Loss .......................................    $(9,968,602)    $(1,115,820)

Adjustments to reconcile net loss to net cash
      used by operating activities:
Depletion, depreciation and amortization .......      7,144,854       1,207,812
(Gain) Loss on disposal of property ............           (600)        511,735
Deferred income tax (benefit) expense ..........      2,236,078        (375,000)
(Increase) decrease in current assets,
      net of effects of acquisitions
      Accounts receivable - trade ..............      1,636,771      (2,955,672)
      Work in progress .........................        177,563         347,414
      Prepaid expenses .........................        (47,546)       (233,252)
      Interest .................................         11,221         (11,221)
Increase (decrease) in current liabilities, net
      of effects of acquisitions
      Accounts payable - trade .................      1,814,997        (522,132)
      Accrued liabilities ......................      1,840,392          55,629
      Customer deposits ........................              0         (10,000)
                                                    -----------     -----------
      Net Cash Provided (Used) by
      Operating Activities .....................    $ 4,845,128     $(3,100,507)
                                                    ===========     ===========

                                               Consolidated Financial Statements
                                                                       Page F-30

NOTE 17.    FAIR VALUES OF FINANCIAL INSTRUMENTS

            The carrying amounts and fair values of the Company's financial instruments are determined as described in Note 1, Summary of Significant Accounting Policies, Fair Values of Financial Instruments and are summarized as follows:

                                DECEMBER 31, 1998           DECEMBER 31, 1997
                             -----------------------    -----------------------
                              CARRYING                   CARRYING
                               AMOUNT     FAIR VALUE      AMOUNT     FAIR VALUE
                             ----------   ----------    ----------   ----------
 Cash                        $2,705,581   $2,705,581    $2,212,681   $2,212,681
 Accounts receivable          6,831,765    6,831,765     3,654,829    3,654,829
 Accounts payable             4,822,802    4,822,802     2,282,037    2,282,037
 Indebtedness                47,935,493   47,935,493    16,914,472   16,914,472

NOTE 18.    SUBSEQUENT EVENTS

            On July 28, 1999, the Company sold all of the outstanding capital stock of HOC Operating Co., Inc. (HOC), a wholly-owned subsidiary of the Company, to Halex Oil Corporation, a Texas Corporation, pursuant to the terms of a Stock Purchase Agreement (HOC Agreement). Pursuant to the HOC Agreement, Halex acquired all of the capital stock of HOC in exchange for the assumption by Halex of certain debt obligations and accounts payable of HOC and Geokinetics Production Company, Inc., a Texas Corporation and wholly-owned subsidiary of the Company. This transaction completes the discontinuance of the Company's oil and gas operations. The Company recognized a charge to earnings during the third quarter of 1999 in the amount of $565,345 as a result of the transaction.

            On October 1, 1999 the Company entered into a Securities Purchase Agreement (Purchase Agreement) with DLJ Partners, L. P. (DLJ) and certain additional investors (collectively, the "Purchasers"), pursuant to which the Company completed a restructuring of its $40,000,000 12% Senior Subordinated Notes due April 2005 (Prior Notes) and received and additional $4,000,000 from the Purchasers, the holders of the Prior Notes, and $1,000,000 from other sources. The restructuring involved the Company exchanging the Prior Notes for its 13.5% Senior Secured Notes due 2005 in the aggregate principal amount of $45,358,000 (the 2005 Notes) and the Company issued $5,000,000 of its 13.5% Senior Secured Notes due 2002 (the 2002 Notes) for the additional funding received on October 1, 1999. The Company granted security interest covering substantially all of its assets as security for the 2005 Notes and 2002 Notes and caused certain of its wholly-owned subsidiaries to execute guaranties of the 2005 Notes and 2002 Notes. As additional consideration, the Company issued warrants to the Purchasers to acquire 50,068,594 shares of the Company's common stock at an exercise price of $.56 per share. The warrants expire on September 15, 2006. The Company also recognized additional interest expense of $758,000 upon completion of the restructuring as a result of the interest rate increasing from 12% to 13.5% on accrued unpaid interest. As a result of the issuance

                                               Consolidated Financial Statements
                                                                       Page F-31

NOTE 18.    SUBSEQUENT EVENTS

            of the warrants, the Purchasers, collectively, have the right to acquire 51.6% of the Company's outstanding common stock on a fully diluted basis.

            Concurrently with the transactions contemplated by the Purchase Agreement, the Company completed a refinancing of its debt obligations to the principal equipment supplier for the Company's seismic acquisition operations.

NOTE 19.    SEGMENT  DISCLOSURES AND RELATED INFORMATION

            DESCRIPTION OF REPORTABLE SEGMENTS

            The Company has two reportable segments, seismic acquisition and data processing, but also presents information for its oil and gas exploration and production segment. The seismic acquisition segment acquires data for clients by conducting seismic shooting operations in the Rocky Mountain and Gulf Coast regions of North America. The data processing segment operates a processing center in Houston, Texas which processes seismic data for oil and gas exploration companies. The oil and gas exploration and production segment operates oil and gas properties in Texas.

            MEASUREMENT OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

            The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. The Company evaluates performance based on earnings or loss from operations before interest, taxes, depreciation and amortization.

            There are no inter-segment sales or transfers.

            Investment in acquired subsidiaries, amortization of related goodwill, and interest expenses related to financing of acquired business units are accounted for at the Parent Company.

            FACTORS MANAGEMENT USED TO IDENTIFY REPORTABLE SEGMENTS

            The Company's reportable segments are strategic business units that offer different services to clients. Each segment is managed separately, has a different client base, and requires unique and sophisticated technology.

            The following table sets forth the Company's significant information from reportable segments:

                                               Consolidated Financial Statements
                                                                       Page F-32

NOTE 19.    SEGMENT  DISCLOSURES AND RELATED INFORMATION

                                      FOR THE YEAR ENDED DECEMBER 31, 1998
                           --------------------------------------------------------------
                              SEISMIC           DATA         OIL & GAS
                            ACQUISITION      PROCESSING      PRODUCTION         TOTALS
                           ------------     ------------    ------------     ------------
Revenues from external
  customers ...........    $ 23,369,624     $  9,257,550    $    417,097     $ 33,044,271

Segment earnings before
  interest, taxes,
  depreciation and
  amortization ........         851,950        5,015,614        (222,698)       5,644,866

Interest Revenue ......          38,856              750           1,615           41,221
Interest Expense ......       1,634,945           85,276          46,652        1,766,873

Depreciation and
  Amortization ........       4,059,161          578,753          16,260        4,654,174

Segment Profit (Loss) .      (4,803,300)       4,352,335        (283,995)        (734,960)


Segment Assets ........      36,911,140        8,823,741       2,483,048       48,217,929

Expenditures for
  Segment Assets ......      12,376,470          100,767            --         12,477,237

                                               Consolidated Financial Statements
                                                                       Page F-33

NOTE 19.    SEGMENT DISCLOSURES AND RELATED INFORMATION

            The following table sets forth the Company's significant information from reportable segments:

                                       FOR THE YEAR ENDED DECEMBER 31, 1997
                            --------------------------------------------------------------
                               SEISMIC           DATA         OIL & GAS
                             ACQUISITION      PROCESSING      PRODUCTION        TOTALS
                            ------------     ------------    ------------     ------------
Revenues from external
  customers ............    $  8,848,842             --      $    799,089     $  9,647,931

Segment earnings before
  interest, taxes,
  depreciation and
  amortization .........       2,334,238             --          (430,796)       1,903,442

Interest Revenue .......           8,037             --             1,678            9,715

Interest Expense .......       1,001,016             --           113,710        1,114,726

Depreciation and
  Amortization .........       1,147,411             --            16,775        1,164,186

Income Taxes ...........         350,000             --              --            350,000

Segment Profit
(Loss) .................        (156,152)            --          (559,603)        (715,755)

Segment Assets .........      21,319,039             --         2,488,131       23,807,170

Expenditures for
  Segment Assets .......         904,725             --              --            904,725

                                               Consolidated Financial Statements
                                                                       Page F-34

NOTE 19.    SEGMENT DISCLOSURES AND RELATED INFORMATION

            Annual Revenues from major customers, which exceed ten percent of a segment's total revenues are as follows:

                                           SEISMIC         DATA       OIL & GAS
                                         ACQUISITION    PROCESSING    PRODUCTION
                                         -----------    ----------    ----------
December 31, 1998: ...................    $7,971,545
     Customer A ......................     5,336,732          --            --
     Customer B ......................          --            --            --
     Customer C ......................          --      $2,375,200          --

December 31, 1997:
     Customer A ......................    $6,891,867          --            --
     Customer B ......................       950,608          --            --

            The Company's geographic revenue and asset locations is as follows:

            All of the Company's revenue and asset locations of long-lived assets were geographically within the United States during 1998 and 1997.

                                               Consolidated Financial Statements
                                                                       Page F-35

NOTE 19.    SEGMENT DISCLOSURES AND RELATED INFORMATION

             RECONCILIATIONS OF REPORTABLE SEGMENT REVENUES, PROFIT
                               OR LOSS AND ASSETS

                                                                     1998             1997
                                                                 ------------     ------------
REVENUES
    Total revenues for reportable segments ..................    $ 33,044,271     $  9,647,931
    Adjustments .............................................            --               --
                                                                 ------------     ------------
          Total consolidated revenues .......................    $ 33,044,271     $  9,647,931

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND
AMORTIZATION
    Total for reportable segments ...........................    $  5,644,866     $  1,903,442
    Unallocated corporate expenses ..........................      (1,455,461)      (1,042,519)
                                                                 ------------     ------------
           Total consolidated earning before interest, taxes,
             depreciation and amortization ..................    $  4,189,405     $    860,923
                                                                 ============     ============

PROFIT OR LOSS
    Total profit or loss for reportable segments ............    ($   734,960)    ($   715,755)
    Unallocated amounts:
           Corporate expenses net of interest earnings ......      (1,289,233)        (985,926)
           Interest expense on acquisitions indebtedness ....      (3,217,651)         (95,514)
           Depreciation and amortization of goodwill ........      (2,490,680)         (43,625)
           Deferred tax benefit (cost) ......................      (2,236,078)         725,000
                                                                 ------------     ------------
                    Total consolidated loss .................    $ (9,968,602)    $ (1,115,820)
                                                                 ============     ============

INTEREST REVENUE
       Total revenue expense for reportable segments ........          41,221            9,715
       Unallocated amounts:
              Corporate consolidated cash management ........         166,228           56,594
                                                                 ------------     ------------
                    Total consolidated interest revenue .....         207,449           66,309
                                                                 ============     ============

INTEREST EXPENSE
       Total interest expense for reportable segments .......       1,766,873        1,114,726
       Unallocated amounts:
              Corporate interest expense ....................          17,651           95,514
              Interest expense on acquisitions indebtedness .       3,200,000             --
                                                                 ------------     ------------
                    Total consolidated interest expense .....       4,984,524        1,210,240
                                                                 ============     ============


                                               Consolidated Financial Statements
                                                                       Page F-36

DEPRECIATION AND AMORTIZATION
        Total depreciation and amortization for reportable
          segments: .........................................       4,654,174        1,164,186
        Unallocated amounts:
               Depreciation and amortization ................         485,302            2,678
               Amortization of goodwill .....................       2,005,378           40,948
                                                                 ------------     ------------
                    Total Depreciation and Amortization .....       7,144,854        1,207,812
                                                                 ============     ============
ASSETS
        Total assets for reportable segments ................    $ 48,217,929     $ 23,807,170
        Unallocated corporate assets ........................       2,765,468        4,696,499
        Elimination of net receivable from corporate ........     (12,402,511)      (1,948,351)
        Goodwill not allocated to segments ..................      30,957,183        1,947,678
                                                                 ------------     ------------
                Total consolidated assets ...................    $ 69,538,069     $ 28,502,996
                                                                 ============     ============


NOTE 20.    SUPPLEMENTAL OIL AND GAS INFORMATION

            Information with respect to the Company's oil and gas producing activities is presented in the following tables. Estimates of reserve quantities, as well as future production and discounted cash flows, were determined by R. T. Garcia & Co., Inc., Petroleum Engineering-Management Consulting, as of December 31, 1998.

            OIL AND GAS RELATED COSTS

            The following table sets forth information concerning costs related to the Company's oil and gas property acquisition, exploration and development activities in the United States during the years ended December 31, 1998 and 1997:

                                                         FOR THE YEARS ENDED
                                                     --------------------------
                                                     DECEMBER 31,   DECEMBER 31,
                                                        1998            1997
                                                     -----------    -----------
Property acquisition costs .......................          --      $    91,162
Exploration costs, net ...........................          --             --
Development costs, net ...........................          --             --

                                               Consolidated Financial Statements
                                                                       Page F-37

NOTE 20.    SUPPLEMENTAL OIL AND GAS INFORMATION

            RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES

            The following table sets forth the Company's results of operations from oil and gas producing activities:

                                                        FOR THE YEARS ENDED
                                                     -------------------------
                                                    DECEMBER 31,    DECEMBER 31,
                                                       1998            1997
                                                     ---------       ---------
Revenues .......................................     $ 184,033       $ 431,533
Production costs and taxes .....................      (355,576)       (248,686)
Depletion, depreciation and amortization .......       (15,327)        (14,763)
                                                     ---------       ---------
Results of operations from oil and gas
      producing activities .....................     $(186,870)      $ 168,084
                                                     =========       =========

            In the presentation above, no deduction has been made for direct costs such as corporate overhead or interest expense. No income taxes are reflected due to the fact that the Company is not currently in a taxpaying position. The depletion, depreciation and amortization rate per barrel of oil equivalent of production was $.60 and $.57 for the years ended December 31, 1998 and 1997, respectively.


            OIL AND GAS RESERVES (UNAUDITED)

            The following table sets forth the Company's net proved oil and gas reserves at December 31, 1998 and 1997 and the changes in net proved oil and gas reserves for the years then ended. Proved reserves represent the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. The reserve information indicated below requires substantial judgment on the part of the reserve engineers, resulting in estimates which are not subject to precise determination. Accordingly, it is expected that the estimates of reserves will change as future production and development information becomes available and that revisions in these estimates could be significant.

                                               Consolidated Financial Statements
                                                                       Page F-38

NOTE 20.    SUPPLEMENTAL OIL AND GAS INFORMATION

                                                       Oil (BBLS)     Gas (MCF)
                                                      -----------     ---------
            Proved reserves:

                Balance at December 31, 1997              473,000     3,385,000
                      Change in previous estimates       (207,500)      (88,000)
                      Production                           (9,500)      (73,000)
                                                      -----------     ---------
                Balance at December 31, 1998              256,000     3,224,000
                                                      ===========     =========
            Proved developed reserves at December 31:

                      1997                                265,000       947,000
                                                      ===========     =========
                      1998                                 58,000       679,000
                                                      ===========     =========

            All of the Company's reserves are located in Texas.


            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)

            The standardized measure of discounted future net cash flows from the Company's proved oil and gas reserves is presented in the following table:

                                                  DECEMBER 31,     DECEMBER 31,
                                                      1998             1997
                                                  ------------     ------------
Future cash inflows ..........................    $  8,524,000     $ 14,717,000
Future production costs and taxes ............      (2,073,000)      (3,898,000)
Future development costs .....................      (1,599,000)      (1,812,000)
Future income tax expense ....................            --               --
                                                  ------------     ------------
      Net Future Cash Flows ..................       4,852,000        9,007,000

Discounted at 10% for timing of cash flows ...      (2,241,000)      (4,813,000)
                                                  ------------     ------------
Discounted future net cash flows from
      proved reserves at December 31 .........    $  2,611,000     $  4,194,000
                                                  ============     ============

                                               Consolidated Financial Statements
                                                                       Page F-39

            The following table sets forth the changes in the standardized measure of discounted future net cash flows from proved reserves:

                                                     FOR THE YEARS ENDED
                                                  ---------------------------
                                                  DECEMBER 31,    DECEMBER 31,
                                                     1998            1997
                                                  -----------     -----------
   Balance at beginning of year ..................$ 4,194,000     $ 7,091,000
   Sales, net of production costs and taxes ......    (75,000)       (183,000)
   Net changes in prices, production costs
         and previous estimates .................. (1,508,000)     (2,714,000)
   Purchase of reserves in place .................       --              --
                                                  -----------     -----------
   Balance at end of year ........................$ 2,611,000     $ 4,194,000
                                                  ===========     ===========

            Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using current sales prices, along with estimates of the production costs, ad valorem and production taxes and future development (and abandonment) costs necessary to produce such reserves. The average prices used at December 31, 1998 and 1997 were $9.53 and $15.68, respectively, per barrel of oil and $1.87 and $2.07, respectively, per mcf of gas. No deduction has been made for depletion, depreciation or any indirect costs such as general corporate overhead or interest expense.

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

            The future net revenues information assumes no escalation of costs or prices except for gas sales made under terms of contracts which include fixed and determinable escalation. Future costs and prices could significantly vary from current amounts and, accordingly, revisions in the future could be material.

                                               Consolidated Financial Statements
                                                                       Page F-40

NOTE 21.    YEAR 2000

            The Company utilizes software and technologies throughout its operations and administration that may be vulnerable to the date change in the year 2000. Identification, assessment, and in some cases, replacement of equipment that may be affected by the year 2000 is underway. Software controlled by the Company, including proprietary seismic processing, has been tested successfully. Replacements and upgrades have not been accelerated by the year 2000 issue and do not represent costs in addition to normal operating expenditures. The Company has communicated with its significant suppliers to determine if those parties have appropriate plans to remedy year 2000 issues when their systems interface with the Company's systems or may otherwise impact operations of the Company. However, there can be no guarantee that the systems of other companies, on which the Company's systems rely, will be timely converted or that a failure to convert by another company or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company. Assessment continues by technical staff on an ongoing basis. Although the Company is not aware of any material operational issues, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address the year 2000. A potential source of risk includes, but is not limited to, the inability of principal suppliers to be year 2000 compliant, which could result in an interruption of the Company's services. The Company currently does not have a formal contingency plan. If unforeseen problems are encountered that relate to the year 2000, possible solutions will be evaluated and the most efficient will be enacted.

NOTE 22.    SIGNIFICANT FOURTH QUARTER ADJUSTMENT

            As previously disclosed in the Company's public filings, a customer of a subsidiary of the Company has defaulted on payment of a $2.8 million obligation. As a result of that customer's involuntary bankruptcy proceedings, the Company has determined that the amount of this obligation is not collectible and has charged the amount against earnings during the fourth quarter of 1998.

                                               Consolidated Financial Statements
                                                                       Page F-41