Form 10KSB40
period 1999-12-31
GEOKINETICS INC
filed 2000-04-14
CIK 314606

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB
   (Mark One)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999

                                      OR

      [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-9268

                               GEOKINETICS INC.
       (Exact name of small business issuer as specified in its charter)

                Delaware                                  94-1690082
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

      8401 Westheimer, Suite 150
            Houston, Texas                                  77063
(Address of principal executive offices)                 (Zip Code)

      Registrant's telephone number, including area code:  (713) 850-7600

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Registrant's revenues for its most recent fiscal year were $14,194,126.

      As of December 31, 1999, 19,367,156 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately $3,115,157 the last reported sales price of such stock on that date.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Documents incorporated by reference: None.

                               GEOKINETICS INC.

                                  FORM 10-KSB

                         YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS


                                                                          PAGE
                                    PART I

      Item 1.  Description of Business.......................................1
      Item 2.  Description of Property.......................................9
      Item 3.  Legal Proceedings............................................10
      Item 4.  Submission of Matters to a Vote of Security Holders..........10


                                    PART II

      Item 5.  Market for Common Equity and Related Stockholder Matters.....10
      Item 6.  Management's Discussion and Analysis or Plan of Operation....11
      Item 7.  Financial Statements.........................................14
      Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................14


                                   PART III

      Item 9.  Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act............15
      Item 10. Executive Compensation.......................................17
      Item 11. Security Ownership of Certain Beneficial Owners and
               Management...................................................19
      Item 12. Certain Relationships and Related Transactions...............22
      Item 13. Exhibits and Reports on Form 8-K.............................25

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

      Since April 1997, the Company has repositioned itself from an oil & gas exploration and production company into a technologically advanced provider of seismic acquisition and high-end seismic data processing services to the oil and gas industry. Through equipment purchases, acquisitions of certain competitors and the completion of a series of private equity transactions, the Company now has the capacity to operate three seismic crews in the Rocky Mountain and Gulf Coast regions of the United States ("US"). As previously disclosed, the Company divested its interests in its oil and gas properties during 1999.

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

     o On April 30, 1998, the Company completed a private offering of $40,000,000 of certain securities designated as its 12% Senior Subordinated Notes (the "1998 Notes") to DLJ Investment Partners, L.P. and certain additional investors (the "1998 Purchasers") pursuant to the terms of a Securities Purchase Agreement by and among the Company and the 1998 Purchasers. Additionally, the Company (i) caused certain of its wholly-owned subsidiaries to execute guarantees of the 1998 Notes pursuant to an Indenture executed by each of them, (ii) granted warrants (the "Warrants") to the Purchasers entitling them to purchase up to an aggregate of 7,618,594 shares of Common Stock at a price of $2.00 per share, subject to certain adjustments, and (iii) granted certain registration rights in favor of the Purchasers with respect to the 1998 Notes, the Warrants and the shares of Common Stock which may be acquired upon exercise of the Warrants. The completion of this offering enabled the Company to purchase an additional 3,000 channel I/O RSR System Two and complete the acquisition of GDC.

     o On July 28, 1999, the Company sold HOC Operating Co., Inc., a wholly owned subsidiary of the Company ("HOC"), to Halex Oil Corporation ("Halex"). Immediately prior to the sale of HOC to Halex, Geokinetics Production Company, Inc., a wholly owned subsidiary of the Company, conveyed to HOC various interests in certain oil and gas properties. These transactions completed the Company's divestment of its oil and gas operations.

      o On October 1, 1999, the Company completed a restructuring of its 1998 Notes and received an additional $4,000,000 from the holders of the 1998 Notes and $1,000,000 from other investors. On November 30, 1999, the Company received an additional $895,000 from other investors. The restructuring involved the company exchanging the 1998 Notes in the aggregate principal amount of $45,358,000 (the "2005 Notes")
              and the Company issued $5,895,000 of its 13.5% Senior Secured Notes due 2002 (the "2002 Notes") for the additional funding received on October 1 and November 30, 1999. The company granted security interests covering substantially all of its assets as security for the 2005 Notes and 2002 Notes and caused certain of its wholly-owned subsidiaries to execute guaranties of the 2005 Notes and the 2002 Notes. Concurrently, the Company also completed a restructuring of its debt obligations to its principal equipment supplier for the Company's seismic acquisition operations.

      o On February 23, 2000, the Company sold Reliable Exploration, Incorporated, a wholly-owned subsidiary of the Company ("Reliable"), to RNS, LLC, a Montana limited liability company. RNS, LLC is wholly-owned by Allen Rein, Kim Nordberg and Scott Schmitt, the persons from whom the Company had previously acquired Reliable in January of 1998. In addition, as a condition to the closing of the sale of Reliable, the Company obtained a release of its guaranty of Reliable's indebtedness to a former shareholder of Reliable.

      As a result of these transactions, the Company has evolved into a technologically focused provider of 3D seismic services to the oil and gas industry. By completing the transactions described above, the Company has been able to expand its seismic acquisition capabilities and significantly increase its overall capabilities by being able to provide high-end seismic data processing services.

      The industry downturn which began in mid-1998 worsened during 1999. Demand for the Company's seismic acquisition and seismic data processing services weakened significantly in 1999. Although the downturn continues to negatively affect the Company's operating and financing results, the Company will continue to evaluate opportunities which would allow the Company to expand its capabilities and become a significant provider of land-based seismic acquisition services as well as continuing to increase the high-end services provided by its seismic data processing and interpretation business.

      The Company's corporate headquarters is located in Houston, Texas. The Company's address is 8401 Westheimer, Suite 150, Houston, Texas 77063 and its telephone number is (713) 850-7600.

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

      Seismic data is acquired by land, transition zone and offshore crews. Seismic data is generated by the propagation of sound waves near the earth's surface by controlled sources, such as dynamite or vibration equipment. The seismic waves radiate into the earth and are reflected back to the surface with the information collected by strategically positioned data collection devices known in the industry as "geophones". This data is then input into a specialized data processing system that enhances the recorded signal by reducing noise and distortion and improving resolution and arranges the input data to produce an image of the subsurface. Practically speaking, 3D seismic surveys collect far more information than previously used seismic methods, generating significantly greater detail about the underlying reservoirs. With advances in equipment and computer power resulting in lower costs, 3D technology is now being applied to virtually all exploration ventures as well as field development and prospect delineation.

      Since 1988 the offshore seismic data acquisition market has changed from a market that was roughly 50-60% proprietary 3D seismic surveys to one that is predominately multi-client or "spec surveys". The major difference between a proprietary survey and a multi-client survey is the data acquired from a proprietary survey is exclusively owned by the customer whereas the data acquired from a multi-client survey is owned by the contractor and can be resold. The reduced cost which customers generally enjoy from participating in a multi-client survey more than offset the loss of exclusive data ownership. This fact and the general industry perception that seismic acquisition is a commodity business have been the primary reasons for the rapid expansion of multi-client data in the offshore. Most exploration companies use processing, interpretation or other in-house technology as a means of differentiation rather than acquired data. This same circumstance is now occurring on land. In the next few years, as small onshore oil and gas companies become more comfortable with a multi-client business model, it will become the preferred method of acquiring 3D seismic data causing a reduction in proprietary surveys.

      In the past several years, the seismic service industry has undergone a significant change. 1998 began with an abundance of work, attractive gross margins (20-30%) and a solid oil and gas price premise. However, with the deterioration of the price of oil which began in mid-1998 and continued into early 1999, the industry has experienced a significant downturn. Margins have been reduced significantly, the number of 3D proprietary seismic surveys to be acquired has been greatly reduced, seismic crews have been stacked and a number of seismic service companies are experiencing financial difficulties. Couple this with a continuing trend towards larger crews with a greater number of channels and more technologically capable equipment and it is clear that properly capitalized companies with access to lower costing capital will have a significant advantage in a high capital cost business. These conditions also apply to the seismic data processing segment of the industry. Margins have deteriorated, although not to the levels seen in acquisition, and the number of processing opportunities also has decreased. Seismic data processing companies with proprietary processing techniques, large computing infrastructure and industry recognized staffs will have a significant advantage going forward. While the price of oil has steadily increased during the second half of 1999 and continues to increase in early 2000, demand for the services provided by the Company has not as yet been positively affected.

SEISMIC ACQUISITION SERVICES

      The Company is engaged in land-based and transition zone seismic acquisition services on a contract basis for its clients. The Company's equipment is capable of collecting both 2D and 3D seismic acquisition data, has a combined recording capacity of approximately 9,000 channels and can be configured to operate up to 3 crews. A majority of the Company's land and transition zone acquisition services involve 3D surveys. The Company is currently operating one crew in the Gulf Coast region.

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

      The geophysical industry is highly technical, and the technological requirements for the acquisition and processing of seismic data have increased continuously over time. Thus, the Company must continually take steps to ensure that its technological capabilities are comparable or superior to those of its competitors, whether through continuing research and development, strategic alliances with equipment manufacturers or by acquiring technology under license from others. The Company has introduced several technological innovations that have become industry-standard products in the seismic data processing business.

      The Company significantly expanded its capability to provide pre-stack time and pre-stack depth migration by recently entering into an alliance with a Texas-based hardware infrastructure and software company. The alliance provides the Company with additional computer capacity to deliver more than 400 OCS blocks of pre-stacked depth migration per year.

      The Company's seismic data processing operations are conducted by Geophysical Development Corporation ("GDC"), its wholly-owned subsidiary. GDC, which was founded in 1981 to provide geophysical processing, interpretation, software and consultation services to the oil and gas industry, was acquired by the Company in April 1998.

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

MARKETING

      The Company's seismic acquisition and seismic data processing services are marketed from its Houston office. While the Company relies upon the traditional utilization of Company personnel in making sales calls, it anticipates receiving a significant amount of work through word-of-mouth referrals and sales, repeat customer sales and the Company's industry reputation and presence of its personnel.

      Contracts are obtained either through competitive bidding, in response to invitations to bid, or by direct negotiation with a prospective client. A significant portion of the Company's contracts result from competitive bidding. Contracts are awarded primarily on the basis of price, crew experience and availability, technological expertise and reputation for dependability and safety.

      Seismic acquisition contracts, whether bid or negotiated, provide for payment on either a turnkey or a time basis or on a combination of both methods. A turnkey contract provides for a fixed fee to be paid per square mile of data acquired. Such a contract causes the Company to bear substantially all the risks of business interruption caused by weather delays and other hazards. Time contracts provide for payments based on agreed rates per units of time, which may be expressed in periods ranging from days to months. This type of contract causes the client to bear substantially all of the business interruption risks. When a combination of both turnkey and time methods is used, the risk of business interruption is shared by the Company and the client. In either case, progress payments are usually required unless it is expected the job can be accomplished in a short period. The Company's contracts for seismic acquisition have been predominantly on a turnkey or combination of turnkey/time basis. The Company's contracts currently provide that the seismic data acquired by the Company is the exclusive property of the Company's client. Substantially all of the Company's data processing contracts are on a turnkey basis.

CUSTOMERS

      The Company's customers include a number of major oil industry companies and their affiliates, including Mobil, Seitel, Marathon, Texaco and Phillips as well as many smaller, independent oil and gas companies. The table below sets forth customers that accounted for more than 10% of the Company's revenues during the fiscal year ended December 31, 1999:


                                             FOR THE YEAR ENDED
                                              DECEMBER 31, 1999
                               -------------------------------------------------
                                    REVENUES      PERCENTAGE OF TOTAL REVENUES

Phillips Petroleum Company         $2,073,262                14.6%
Mobil                              $1,642,600                11.6%

      No other customer accounted for more than 10% of the Company's revenues in 1999.

BACKLOG

      At March 31, 2000, the Company's backlog of commitments for services was $7.5 million. It is anticipated that significantly all of the March 31, 2000 backlog will be completed in the next 12 months. This backlog consists of written orders or commitments believed to be firm. Contracts for services are occasionally varied or modified by mutual consent and in certain instances are cancelable by the customer on short notice without penalty. As a result of these factors, the Company's backlog as of any particular date may not be indicative of the Company's actual operating results for any succeeding fiscal period.

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

EMPLOYEES

      At March 31, 2000, the Company had approximately 100 full-time employees. None of the Company's employees are parties to a collective bargaining agreement. The Company considers the relations with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY.

      In October of 1999, the Company consolidated all of its office operations to what formerly had been its geophysical data processing center, located at 8401 Westheimer, Houston, Texas 77063. Prior to this consolidation, the Company's headquarters and seismic acquisition operations had been located at 5555 San Felipe, Houston, Texas 77056. The Company leases 26,956 square feet of office space at its current headquarters under a lease expiring April 30, 2001. The Company's annual rent under this lease is $243,156. In addition, the Company owns approximately one acre of property in Brookshire, Texas, which is serving as the Company's maintenance facility for its seismic acquisition operations. The Brookshire, Texas property consists of a facility of approximately 5,400 square feet where maintenance activities are conducted and a smaller storage facility of approximately 1,200 square feet. The Brookshire facility is subject to a Deed of Trust, Security Agreement and Fixtures Financing Statement dated March 1, 1996 from Quantum Geophysical, Inc. (now Quantum Geophysical Services, Inc.), Mortgagor, to Benefit Life Insurance Company, Mortgagee. The Company also leases an office and maintenance facility of approximately 5,000 square feet in Billings, Montana. The Company's annual rent under this lease is $41,400. The lease has an eleven-year term that will expire in December of 2009, but may be terminated by the Company in February 2001 under certain circumstances. The Company currently has no plans to renovate, improve or develop any of its forgoing properties, and believes each of the properties is adequately covered by insurance. The Company also believes that its present facilities are sufficient for the foreseeable future and that it will be able to negotiate favorable lease renewals of the leased facilities or find suitable replacement facilities without substantial difficulty.

      The Company does not invest in real estate, interests in real estate or real estate mortgages and does not acquire assets primarily for capital gain or primarily for income.

ITEM 3. LEGAL PROCEEDINGS.

      On September 9, 1998 the Company filed suit in Smith County, Texas against SMK Energy Corporation ("SMK") to collect approximately $2.8 million due for seismic data acquisition services performed by one of the Company's subsidiaries. On January 13, 1999, the Company obtained a judgment against SMK for approximately $3 million, including interest and attorneys' fees. SMK is currently the subject of involuntary bankruptcy proceedings that were brought against SMK in March 1999. On February 17, 2000, the Company entered into a final compromise and settlement of any and all claims it had against SMK and any other involved parties. The Company had previously entered into and agreed to the terms of a Settlement Term Sheet approved by the United States Bankruptcy Court for the Southern District of Texas and made effective on December 6, 1999. As part of the settlement agreement, the Company received an ownership interest in 200 miles of previously recorded seismic data located in the Atchafalaya Basin of Louisiana.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.


                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's Common Stock, $.01 par value per share (the "Common Stock") is traded on the Nasdaq OTC Bulletin Board under the trading symbol "GEOK." As of December 31, 1999, the Company had 378 stockholders of record.

      The following table sets forth the high and low closing prices for the Common Stock during the Company's most recent fiscal quarter and its last two fiscal years as reported by the National Association of Security Dealers on the Nasdaq OTC Bulletin Board.


                                                         HIGH           LOW
                                                        ------         ------
Twelve Months Ended December 31, 1999
      Quarter Ended March 31, 1999                       5/8             1/5
      Quarter Ended June 30, 1999                       25/32           17/32
      Quarter Ended September 30, 1999                  1 1/8            9/32
      Quarter Ended December 31, 1999                   1 7/32           7/32

                                                         HIGH           LOW
                                                        ------         ------
Twelve Months Ended December 31, 1998
      Quarter Ended March 31, 1998                      4 1/16          2 1/2
      Quarter Ended June 30, 1998                       4 3/8           3 3/8
      Quarter Ended September 30, 1998                  3 3/8          1 13/16
      Quarter ended December 31, 1998                  1 13/16          11/32

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

      On July 28, 1999, the Company sold all of the outstanding capital stock of HOC Operating Co., Inc. ("HOC"), a wholly-owned subsidiary of the Company, to Halex Oil Corporation ("Halex"), a Texas corporation owned by a former officer of the Company, pursuant to the terms of a Stock Purchase Agreement ("HOC Agreement"). Under the HOC Agreement, Halex acquired all of the capital stock of HOC in exchange for the assumption by Halex of certain debt obligations and accounts payable of HOC and Geokinetics Production Company, Inc. ("Geokinetics Production"), a wholly-owned subsidiary of the Company. Immediately prior to the sale of HOC's Stock to Halex, Geokinetics Production conveyed to HOC various interests in certain oil and gas properties, as well as certain liabilities. This transaction completed the discontinuance of the Company's oil and gas operations and has been accounted for as a discontinued operation.

      On February 23, 2000, the Company sold all of the outstanding capital stock of Reliable Exploration, Incorporated ("Reliable"), a wholly-owned subsidiary of the Company, to RNS, LLC, a Montana limited liability company ("RNS"). RNS is wholly-owned by Allen Rein, Kim Nordberg and Scott Schmitt (the "Former Shareholders"), current officers of Reliable and the persons from whom the Company had previously acquired Reliable in January 1998. The transaction ("Reliable Sale") was completed pursuant to the terms of a Stock Purchase Agreement, by and among the Company, RNS, and the Former Shareholders. The consideration received by the Company in the Reliable Sale consisted of (i) a $250,000 promissory note of RNS, payable in 36 monthly installments and bearing interest at a fixed rate of 8% per annum and (ii) 375,000 shares of the Company's Common Stock, $0.01 par value per share. In addition, as a condition to the closing of the Reliable Sale, the Company obtained a release of its guaranty of Reliable's indebtedness, in the amount of $501,356, to a former shareholder of Reliable.

      At December 31, 1999, the Company's financial position reflects (i) the seismic acquisition services being conducted by Quantum Geophysical, Inc. ("Quantum") and (ii) the seismic data processing, software and consultation services being provided by Geophysical Development Corporation ("GDC"). The oil service industry downturn, which began in 1998, worsened during 1999. This downturn resulted from the deterioration of the price of oil which occurred in mid 1998 and continued into early 1999. Demand for the Company's seismic acquisition and seismic data processing services weakened significantly in 1999. This unprecedented downturn severely constrained the Company's working capital position. While there has been a continuing increase in the price of oil, in relation to where it was in early 1999, the demand for services provided by the Company has not yet been positively affected. The Company anticipates that the demand for its seismic acquisition and seismic data processing services will remain weak during the first half of 2000.

RESULTS OF OPERATIONS

      Revenues for the 12 months ended December 31, 1999 were $14,194,126, as compared to $32,627,174 for the same period of 1998, as adjusted for the discontinuance of the Company's oil and gas operations, a decrease of 57%. This decrease is a direct result of the weakened demand for the Company's seismic acquisition and seismic data processing services which occurred in 1999. During 1998, the Company operated as many as five seismic acquisition crews. During 1999, the Company did not operate more than two crews at any one time and had periods where no crews were operational. The Company also saw weakness in its seismic data processing operations. Seismic data processing revenue totaled $9,257,500 in 1998. This revenue was generated over an eight month period as revenue was recognized from the date of acquisition of GDC, April 30, 1998, to December 31, 1998. Revenue in 1999 totaled $8,786,231 but was generated over a twelve month period.

      Operating expenses for the 12 months ended December 31, 1999 were $13,922,368, as compared to $25,096,892 for the same period of 1998, as adjusted for the discontinuance of the Company's oil and gas operations, a decrease of 45%. This decrease is directly attributable to the weakened demand for the Company's seismic data acquisition and seismic data processing services.

      General and Administrative expenses for 1999 totaled $2,817,885, a decrease of $300,294 from 1998, as adjusted for the discontinuance of the Company's oil and gas operations. The decrease in General and Administrative expenses is attributable to manpower reductions and other measures instituted to reduce costs during this period of weakened demand.

      Depletion, depreciation and amortization expense for 1999 totaled $9,907,917, as compared to $7,128,594 for the same period of 1998 and as adjusted for the discontinuance of the Company's oil and gas operations, an increase of 39%. This increase is primarily the result of the previous expansion of the Company's inventory of seismic acquisition equipment and the amortization of goodwill associated with the acquisition of GDC.

      During 1999, a decision was made to dispose of Reliable. An impairment reserve of $2,143,635 was recorded during 1999 to provide for the loss on the ultimate disposal of Reliable. Reliable was subsequently sold on February 23, 2000.

      Interest expense (net of interest income) for the 12 months ended December 31, 1999 totaled $7,331,600, as compared to $4,732,038 for the same period of 1998, as adjusted for the discontinuance of the Company's oil and gas operations, an increase of 55%. The increase in interest expense is a result of
(i) the Company's closing of a $40,000,000 12% Senior Subordinated Debt financing on April 30, 1998, (ii) the restructuring of that financing on October 1, 1999 in exchange for 13.5% Senior Secured Notes in the amount of $45,358,000, inclusive of accrued unpaid interest of $5,358,000, and (iii) the Company's closing of a $5,895,000 in 13.5% Senior Secured debt financing on October 1 and November 30, 1999. The proceeds from these financings were utilized to acquire GDC, purchase additional seismic acquisition equipment and provide the Company with additional working capital to meet its current obligations.

      On July 28, 1999, the Company sold all of the outstanding capital stock of HOC to Halex. As a result of this transaction, the Company recognized a loss on the disposal in the amount of $563,375. In addition, the loss for 1999 from the Company's oil and gas operations, prior to the sale, totaled $71,494. This transaction completed the discontinuance of the Company's oil and gas exploration and production operations and has been accounted for as a discontinued operation.

      The Company had a net loss of $30,419,897, or ($1.57) per share, for the 12 months ended December 31, 1999, as compared to a net loss of $9,968,602, or ($0.53) per share, for the same period of 1998. This increase in net loss is the result of (i) a significant decrease in the Company's revenues, attributable to a significant industry downturn, (ii) increases in depletion, depreciation and amortization expense and interest expense, as outlined above, (iii) the recognition of an $8.3 million loss associated with the extinguishment and restructuring of the Company's Senior Subordinated debt and (iv) a $563,000 loss on the disposition of the Company's oil and gas operations.

LIQUIDITY AND CAPITAL RESOURCES

      During 1999, the seismic service industry experienced an unprecedented downturn which severely constrained the Company's working capital position. During this period, management developed a financial and operational plan to carry the Company's operations through the year 2000. One component of this plan included a restructuring of the Company's long term debt. The plan also included disposing of the Company's oil and gas operations as well as one of its seismic acquisition subsidiaries.

      As a result of the conditions and plan implementation outlined above, the Company incurred a loss of approximately $30.4 million during 1999, and a loss of approximately $10 million incurred in 1998, leaving the Company with an equity deficit of approximately $14.1 million at December 31, 1999.

      On October 1, 1999 the Company entered into a Securities Purchase Agreement ("Purchase Agreement") with DLJ Partners, L.P. ("DLJ") and certain additional investors (collectively, the "Purchasers"), pursuant to which the Company completed a restructuring of its $40,000,000 12% Senior Subordinated Notes due April 2005 ("Prior Notes") and received an additional $4,000,000 from the Purchasers, the holders of the Prior Notes, and $1,000,000 from other sources. On November 30, 1999, the Company received an additional $895,000 from other investors. The restructuring involved the Company exchanging the Prior Notes for its 13.5% Senior Secured Notes due 2005 in the aggregate principal amount of $45,358,000 (the "2005 Notes") and the Company issuing $5,895,000 of its 13.5% Senior Secured Notes due 2002 (the "2002 Notes") for the additional funding received on October 1, 1999 and November 30, 1999. This transaction provided the Company with the option, during 2000, to make interest payments due on the 13.5% Senior Secured Notes either in cash or by issuing additional notes.

      Concurrently with the transactions contemplated by the Purchase Agreement, the Company completed a restructuring of its debt obligations to the principal equipment supplier for the Company's seismic acquisition operations.

      At December 31, 1999, the Company had cash balances of $2,677,996. The Company believes this cash, anticipated cash flow from its seismic acquisition and seismic data processing operations, continued adherence to the financial and operational plan noted above and the deferral of certain accrued expenses will provide sufficient liquidity to continue operations through 2000. As noted above, the Company has the option to avoid making cash interest payments on its 13.5% Senior Secured Notes during 2000. As presently structured, the Company will be required to make a cash interest payment of approximately $3.9 million on March 15, 2001. Under current conditions, continued operations by the Company through this payment will be dependent upon a continued forbearance by the holders of the Company's 13.5% Senior Secured Notes.

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

YEAR 2000

      As of March 30, 2000, the Company had not experienced any materially important business disruptions or system failures as a result of year 2000 issues nor was it aware of any year 2000 issues that impacted its suppliers or other third parties to an extent significant to the Company. However, year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Consequently, there can be no assurance that unforeseen circumstances may not arise, or that the Company will not in the future identify equipment or systems which are not year 2000 compliant.

OTHER INFORMATION

      During 1998, a customer of a subsidiary of the Company defaulted on payment of $2.8 million due the Company for seismic data acquisition services performed by its subsidiary. The Company obtained a judgment against the customer in the amount of the outstanding obligation plus interest and attorney's fees. As a result of the customer's subsequent bankruptcy proceedings, the Company determined that the obligation was not collectible and charged the amount against earnings during the fourth quarter of 1998. On February 17, 2000, the Company entered into a compromise and settlement of all claims it had against the customer and any other involved party. As part of the settlement agreement, the Company received an ownership interest in approximately 200 miles of previously recorded seismic data located in the Atchafalaya Basin of Louisiana. No value has been assigned to the data and income will be recognized upon any subsequent sale.

ITEM 7. FINANCIAL STATEMENTS.

      The Company's Annual Consolidated Financial Statements, Notes to Consolidated Financial Statements and the report of Fitts, Roberts & Co., Inc., independent certified public accountants, with respect thereto, referred to in the Table of Contents to Consolidated Financial Statements, appear elsewhere in this report beginning on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND OFFICERS

      Set forth below are the names, ages and positions of the directors and executive officers of the Company. Each of the directors named below were elected at the Company's 1998 Annual Meeting of the Stockholders for a term of one year or until their successors were elected. Each of the directors named below will be nominated at the 2000 Annual Meeting of Stockholders to serve on the Company's Board of Directors for additional one year terms or until their successors are elected.

                                                                                                                       OFFICE HELD
                  NAME                            AGE                      POSITION WITH THE COMPANY                      SINCE
                  ----                            ---                      -------------------------                   -----------
William R. Ziegler                                57                    Chairman (non executive) (since                    1997
                                                                        February 2, 1999) and Director

Lynn A. Turner                                    50                 President and Chief Operating Officer                 1997

Michael A. Dunn                                   45                          Vice President and                           1997
                                                                           Chief Technology Officer

Thomas J. Concannon                               46                          Vice President and                           1997
                                                                            Chief Financial Officer

Michael A. Schott                                 55                      Vice President of Financial                      1998
                                                                           Reporting and Compliance

Christopher M. Harte                              51                               Director                                1997

Steven A. Webster                                 47                               Director                                1997

      There are no family relationships between any of the directors or executive officers of the Company.

      WILLIAM R. ZIEGLER, age 57, was appointed as the Company's Chairman (non-executive) on February 2, 1999 succeeding Mr. Jay D. Haber. Mr. Ziegler is a partner of the law firm of Satterlee Stephens Burke & Burke, LLP, located in New York, New York. Since June 1994, Mr. Ziegler served as Chairman of the New York law firm of Parson & Brown, L.L.P. which merged with Satterlee Stephens Burke & Burke, LLP effective September 1, 1999. Mr. Ziegler was formerly a partner of Whitman Breed Abbott & Morgan, located in New York, New York (1993 - May 1994), and a predecessor law firm, Whitman & Ransom (since 1976), where he was Co-Chairman of its Corporate Department. Mr. Ziegler is a director of R&B Falcon Corporation, a director and Vice Chairman of Grey Wolf, Inc., a director of Ponder Industries, Inc., a director of Flotek Industries Inc. (an oil services equipment supplier), a general partner of Somerset Capital Partners, and a general partner of Blackhawk Capital Partners, the managing member of Blackhawk Investors, L.L.C. Mr. Ziegler has served as a member of the Company's Board of Directors since August 1, 1997.

      LYNN A. TURNER, age 50, has served as the President and Chief Operating Officer of the Company since July 28, 1997. Prior to joining the Company, Mr. Turner was employed for six years by Fairfield

Industries, Inc., a provider of seismic acquisition services, most recently as Senior Vice President and Manager of Data Acquisition. Mr. Turner has more than 20 years of experience in the seismic data acquisition business.

      MICHAEL A. DUNN, age 45, has served as a Vice President and the Chief Technology Officer of the Company since August 18, 1997. On August 1, 1999, Mr. Dunn was appointed President of Geophysical Development Corporation, a wholly-owned subsidiary of the Company. Prior to joining the Company, Mr. Dunn was employed for 18 years by Shell Oil Company, most recently as Technology Manager at its Exploration and Production Research Center. Mr. Dunn has over 20 years background in all aspects of geoscience, including seismic acquisition, seismic processing, exploration and research.

      THOMAS J. CONCANNON, age 46, has served as a Vice President and the Chief Financial Officer of the Company since July 15, 1997. Prior to joining the Company, he worked for four years as a private consultant for various energy companies. Prior to that time, he served as President of NJR Energy, an exploration company and as a director of its parent company, NJ Resources, Inc. Mr. Concannon has over 15 years of energy industry experience.

      MICHAEL A. SCHOTT, age 55, has served as Vice President of Financial Reporting and Compliance and Secretary since August 5, 1998. Prior to joining the Company, Mr. Schott served eight years as a Vice President and shareholder of a public accounting firm in San Antonio, Texas. Prior to that time Mr. Schott served as Controller, then Senior Vice President and Treasurer of Venus Oil Company. Mr. Schott is a Certified Public Accountant with more than 30 years of experience, including 10 years in the oil and gas exploration industry and 20 years in the practice of public accounting. Mr. Schott is a member of the Texas Society of Public Accountants and the American Institute of CPAs.

      CHRISTOPHER M. HARTE, age 51, is a private investor. From 1992 to 1994, Mr. Harte was the President of Portland Newspapers, Inc. Mr. Harte is a director of several corporations, including Harte-Hanks Communications, Inc. (a direct marketing and shopper publishing company), Wildfire Fire Equipment Inc. (a forest fire pump manufacturer) and Hi-Port Inc. (a petroleum product contract packaging company), and is an investor member of Blackhawk Investors, L.L.C. Mr. Harte has served as a member of the Company's Board of Directors since August 1, 1997.

      STEVEN A. WEBSTER, age 47, is the Vice Chairman of R&B Falcon Corporation, an international oil and gas drilling contractor which is listed on the New York Stock Exchange. From January 1998 to June 1999, Mr. Webster served as the President and Chief Executive Officer of R&B Falcon Corporation, and from November 1991 to December 31, 1997, was the Chairman, Chief Executive Officer and Treasurer of Falcon Drilling Company, Inc., a marine oil and gas drilling contractor that, prior to becoming a wholly- owned subsidiary of R&B Falcon Corporation on January 1, 1998, was listed on the New York Stock Exchange. Mr. Webster is a Managing director of Global Energy Partners, a wholly-owned affiliate of the Merchant Banking division of Donaldson Lufkin & Jenrette. Mr. Webster serves as a director of R&B Falcon Corporation, Grey Wolf, Inc. (formerly DI Industries, Inc.) (an international land drilling company), Crown Resources Corporation (a precious metals mining company), Carrizo Oil & Gas, Inc. (an independent oil and gas company), and as a trust manager of Camden Property Trust (a real estate investment trust). Mr. Webster is Chairman of the Board of Directors of Carrizo Oil & Gas, Inc. Mr. Webster is also a general partner of Equipment Asset Recovery Fund (an investment fund), a general partner of Somerset Capital Partners, and a general partner of Blackhawk Capital Partners, the managing member of Blackhawk Investors, L.L.C. Mr. Webster has served as a member of the Company's Board of Directors since August 1, 1997.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16(a)-3(e) during the fiscal year ended December 31, 1999 and Form 5 and amendments thereto furnished to the Company with respect to such period, the Company is not aware of any director, officer, or beneficial owner of more 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act") that has failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the Company's most recent fiscal year or prior years.

ITEM 10.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

      The following table reflects all forms of compensation paid to the Company's chief executive officer and its other executive officers for each of the Company's last three completed fiscal years. No other director or executive officer received compensation which exceeded $100,000 during any of such periods.

                                              ANNUAL COMPENSATION                            LONG TERM COMPENSATION
                                  ---------------------------------------- ---------------------------------------------------------
                                                                                     AWARDS                        PAYOUTS
                                                                           --------------------------- -----------------------------
                                                                  OTHER     RESTRICTED   SECURITIES
        NAME AND                                                 ANNUAL        STOCK     UNDERLYING                       ALL OTHER
   PRINCIPAL POSITION     YEAR      SALARY        BONUS       COMPENSATION    AWARDS    OPTIONS/SARS    LTIP PAYOUTS    COMPENSATION
                                      ($)          ($)             ($)          ($)          (#)             ($)             ($)
           (A)             (B)        (C)          (D)             (E)          (F)          (G)             (H)             (I)
--------------------------------- ---------- -------------- -------------- --------------------------- -------------- --------------
Lynn A. Turner,           1999    $135,000         --               -            -            -              --               -
President and Chief       1998    $135,000         --               -            -            -               -               -
Operating Officer (since  1997        --       $156,780(1)       $1,200          -       500,000(2)           -              --
July 28, 1997)
Michael A. Dunn, Vice     1999    $150,000          -               -            -            -               -               -
President and Chief       1998    $150,000          -               -            -            -               -               -
Technology Officer        1997         -        $90,000(3)          -            -       550,000(4)           -              --
(since August 18, 1997)
Thomas J.                 1999    $120,000          -               -            -            -               -               -
Concannon(4)  Vice        1998    $120,000          -               -            -       300,000(5)           -               -
President and             1997         -            -               -            -            -               -              --
Chief Financial Officer
Michael A. Schott         1999    $105,000          -               -            -            -               -               -
Vice President of         1998         -            -               -            -       200,000(6)           -               -
Financial Reporting and   1997         -            -               -            -            -               -              --
Compliance and
Secretary
Jay D. Haber,             1999    $165,000          -               -            -            -               -               -
Chairman and Chief        1998    $165,000          -               -            -            -               -               -
Executive Officer (from   1997    $156,250          -               -            -       600,000(7)           -              --
August 1, 1997 until
February 2, 1999)
Michael Hale,             1999    $ 60,000          -               -            -            -               -               -
Vice President and        1998    $120,000          -               -            -            -
Secretary                 1997    $111,249          -               -            -       300,000(8)

================================= ========== ============== ============== =========================== ============== ==============

(1) Refers to a $156,780 bonus paid to Mr. Turner on February 13, 1998, in accordance with the employment agreement between Mr. Turner and the Company (See "Certain Relationships and Related Transactions--Employment Agreements" below).

(2) Refers to non-qualified stock options to purchase 500,000 shares of Common Stock granted to Mr. Turner under the Company's 1995 Stock Option Plan, in accordance with the employment agreement between Mr. Turner and the Company (See "Certain Relationships and Related Transactions--Employment Agreements" below).

(3) Refers to a $90,000 bonus paid to Mr. Dunn in August 1997, in accordance with the employment agreement between Mr. Dunn and the Company (See "Certain Relationships and Related Transactions --Employment Agreements" below).

(4) Refers to non-qualified stock options to purchase 550,000 shares of Common Stock granted to Mr. Dunn under the Company's 1995 Stock Option Plan, in accordance with the employment agreement between Mr. Dunn and the Company (See "Certain Relationships and Related Transactions--Employment Agreements" below).

(5) Refers to incentive stock options entitling Mr. Concannon to purchase 300,000 shares of Common Stock under the Company's 1995 Stock Option Plan in accordance with the employment agreement between Mr. Concannon and the Company. (See "Certain Relationships and Related Transactions--Employment Agreements" below).

(6) Refers to incentive stock options to purchase 200,000 shares of Common Stock granted to Mr. Schott under the Company's 1997 Stock Awards Plan, in accordance with the employment agreement between Mr. Schott and the Company (See "Certain Relationships and Related Transactions--Employment Agreements" below).

(7) Refers to incentive stock options to purchase 600,000 shares of Common Stock issued to Mr. Haber under the Company's 1995 Stock Option Plan. However, as a result of Mr. Haber's resignation from the Company effective February 2, 1999, stock options to purchase an aggregate of 240,000 of such shares of Common Stock were vested and are currently exercisable. (See "Certain Relationships and Related Transactions--Other Related Transactions" below).

(8) Refers to incentive stock options to purchase 300,000 shares of Common Stock granted to Mr. Hale under the Company's 1995 Stock Option Plan, in accordance with the new employment agreement between Mr. Hale and the Company. As a result of Mr. Hale's resignation from the Company effective July 1, 1999, stock options to purchase an aggregate of 200,000 shares were vested and remain exercisable. (See "Certain Relationships and Related Transactions--Other Related Transactions" below).

OPTION/SAR GRANTS IN LAST FISCAL YEAR

      The Company did not grant any stock options or stock appreciation rights ("SARs") to any of its executive officers during the fiscal year ended December 31, 1999.

AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

      None of the Company's executive officers exercised any options during the fiscal year ended December 31, 1999. The Company did not issue any SARs during the fiscal year ended December 31, 1999. As of December 31, 1999, none of the stock options held by the executive officers named above had a value that exceeded the exercise price of any such options. The following table sets forth the number of shares underlying the unexercised options of each of the Company's executive officers as of December 31, 1999:

           NAME                    EXERCISABLE               UNEXERCISABLE
           ----                    -----------               -------------
Lynn A. Turner                       200,000                    300,000
Michael A. Dunn                      250,000                    300,000
Thomas J. Concannon                  250,000                     50,000
Michael A. Schott                     80,000                    120,000


LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

      None of the Company's executive officers were granted awards under any long-term incentive plan during the fiscal year ended December 31, 1999.

COMPENSATION OF DIRECTORS

      Directors of the Company who are not employees are entitled to receive $2,500 per year for their services as directors and $250 per meeting attended. Directors, who are not employees or officers of the Company, are reimbursed for their actual expenses incurred in attending meetings of the Board of Directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth, as of December 31, 1999, the number of shares of the Company's Common Stock beneficially owned by (i) each person known by the Company (based on filings under Section 13(d) or 13(g) of the Exchange
Act) to be the holder of more than five percent of its voting securities, (ii) each director or nominee for election as a director, and (iii) all of the Company's directors and officers as a group. Unless otherwise indicated, each holder has sole voting and investment power with respect to the shares of Common Stock owned by such holder.



  NAME AND ADDRESS
 OF BENEFICIAL OWNER                    AMOUNT AND NATURE OF       PERCENT OF
      OF GROUP         TITLE OF CLASS   BENEFICIAL OWNERSHIP        CLASS (1)
      --------         --------------   --------------------        ---------
Jay D. Haber               Common       1,191,734 shares (2)          6.08%
2310C Nantucket
Houston, TX  77057

Steven A. Webster          Common       19,791,025 shares (3)        65.62%
R&B Falcon Corporation
901 Threadneedle, Suite
200
Houston, TX  77079

William R. Ziegler         Common       19,841,048 shares (4)        65.68%
Satterlee Stevens Burke
& Burke, LLP
230 Park Avenue
New York, NY 10169

  NAME AND ADDRESS
 OF BENEFICIAL OWNER                    AMOUNT AND NATURE OF       PERCENT OF
      OF GROUP         TITLE OF CLASS   BENEFICIAL OWNERSHIP        CLASS (1)
      --------         --------------   --------------------        ---------
Christopher M. Harte       Common        479,902 shares (5)           2.42%
217 Commercial Street,
Suite 200
Portland, ME  04101

Blackhawk Investors,       Common       14,402,178 shares (6)        57.37%
L.L.C.
1013 Centre Road
Wilmington, DE 19805-
1297

Blackhawk Capital          Common       14,402,178 shares (7)        57.37%
Partners
3711 San Felipe, #5G
Houston, TX 77027

All Directors and          Common       23,728,983 shares (8)        70.28%
Executive Officers as a
Group

DLJ Funds                  Common           22,362,204(9)            53.59%

Chase Equity Associates,   Common          10,648,669(10)            35.48%
L.P.

Spindrift Partners, L.P.   Common           5,324,334(11)            21.56%

MHR Capital Partners,      Common           3,194,601(12)            14.16%
L.P.

------------------

      (1) These percentages are calculated on the basis of 19,367,156 shares of Common Stock, that were issued and outstanding on December 31, 1999, plus, with respect to each person, group or entity listed, such number of shares of Common Stock as such person or entity has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights held by such person or entity. Certain shares are deemed beneficially owned by more than one person or entity listed in the table.

      (2) Includes 240,000 shares of Common Stock purchasable pursuant to options granted to Mr. Haber under the Company's 1995 Stock Option Plan.

      (3) Includes (i) 2,074,115 shares of Common Stock issuable pursuant to warrants held by Mr. Webster, (ii) 333,326 shares owned of record by Mr. Webster, (iii) (A) 8,666,667 shares of Common Stock owned of record by Blackhawk Investors, L.L.C. ("Blackhawk") and (B) 5,735,511 shares of Common Stock presently exercisable pursuant to the Shadow Warrant issued to Blackhawk, since Mr. Webster is one of two partners of Blackhawk Capital Partners ("BCP"), the managing member of Blackhawk and excludes 610,740 shares of Common Stock not presently exercisable pursuant to the Shadow Warrant issued to Blackhawk, (iv) 220,592 shares of Common Stock presently exercisable pursuant to the Shadow Warrant issued to Mr. Webster, and excludes 23,489 shares not presently exercisable pursuant to the Shadow Warrant issued to Mr. Webster, and (v) 2,760,814 shares of Common Stock issuable pursuant to warrants held by Somerset Capital Partners ("SCP"), since Mr. Webster is one of three general partners of SCP.

      (4) Includes (i) 2,074,115 shares of Common Stock issuable pursuant to warrants held by Mr. Ziegler, (ii) 333,340 shares owned of record by Mr. Ziegler, (iii) (A) 8,666,667 shares of Common Stock owned of record by Blackhawk (B) 5,735,511 shares of Common Stock presently exercisable pursuant to the Shadow Warrant issued to Blackhawk, since Mr. Ziegler is one of two partners of BCP, the managing member of Blackhawk, and excludes 610,740 shares of Common Stock not presently exercisable under the Shadow Warrant issued to Blackhawk , (iv) 50,000 shares of Common Stock issuable pursuant to stock options held by Mr. Ziegler, (v) 220,601 shares of Common Stock presently exercisable pursuant to the Shadow Warrant issued to Mr. Ziegler, and excludes 23,490 shares not presently exercisable under the Shadow Warrant issued to Mr. Ziegler, and (vi) 2,760,814 shares of Common Stock issuable pursuant to warrants held by SCP, since Mr. Ziegler is one of three general partners of SCP.

      (5) Includes (i) 85,500 shares of Common Stock issuable pursuant to warrants held by Mr. Harte, which warrants were issued in accordance with the terms of that certain promissory note dated March 24, 1998 of the Company payable to Mr. Harte, and (ii) 394,402 shares of Common Stock issuable pursuant to warrants held by Spicewood Family Partners of which Mr. Harte is the general partner.

      (6)     Includes (i) 8,666,667 shares owned of record by Blackhawk and
              (ii) 5,735,511 shares of Common Stock presently exercisable pursuant to the Shadow Warrant issued to Blackhawk; excludes 979,607 shares of Common Stock not presently exercisable under the Shadow Warrant issued to Blackhawk.

      (7)     Includes (i) 8,666,667 shares owned of record by Blackhawk and
              (ii) 5,735,511 shares of Common Stock presently exercisable pursuant to the Shadow Warrant issued to Blackhawk, which are deemed beneficially owned by BCP as the managing member of Blackhawk; excludes 979,607 shares of Common Stock not presently exercisable under the Shadow Warrant issued to Blackhawk.

      (8) Includes an aggregate of (i) 9,333,333 issued and outstanding shares beneficially owned by the directors and executive officers as a group, (ii) 14,395,650 shares of Common Stock that such persons have the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights held by such persons (inclusive of 6,111,364 shares of Common Stock presently exercisable pursuant to the Shadow Warrants issued to Blackhawk and Messrs. Webster and Ziegler); excludes 1,054,961 shares of Common Stock not presently exercisable under the Shadow Warrants issued to Blackhawk and Messrs. Webster and Ziegler.

      (9) Refers to shares of Common Stock issuable pursuant to warrants beneficially owned by each of DLJ Investment Partners, L.P., DLJ Investment Funding, Inc., DLJ LBO Plans Management Corporation, and DLJ Capital Investors, Inc. Pursuant to a

              Schedule 13D filed October 18, 1999, each of the following has expressly disclaimed beneficial ownership with respect to these shares: Donaldson Lufkin & Jenrette, Inc., AXA Financial, Inc., AXA, Finaxa, AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle, AXA Courtage Assurance Mutuelle, AXA Conseil Vie Assurance Mutuelle, and Claude Bebear, Patrice Garnier and Henri deClermonte- Tonnerre ("AXA Voting Trustees"), trustees of a voting trust established pursuant to a Voting Trust Agreement by and among AXA and the AXA Voting Trustees, dated as of May 12, 1999, as amended January 22, 1997.

      (10) Refers to shares of Common Stock issuable pursuant to warrants held by Chase Equity Associates, L.P.

      (11) Refers to shares issuable pursuant to warrants held by Spindrift Partners, L.P.

      (12) Refers to shares issuable pursuant to warrants held by MHR Capital Partners.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

EMPLOYMENT AGREEMENTS

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

      The Company is a party to an employment agreement with Michael A. Schott dated August 5, 1998, pursuant to which Mr. Schott serves as a Vice President of Financial Reporting and Compliance. The compensation payable to Mr. Schott under the employment agreement consists of: (i) an annual base salary of $105,000 per year, (ii) participation in any and all current and future employee/officer incentive plans, employee/officer stock plans, employee/officer stock option plans and any and all other employee/officer benefit/compensation plans of the Company, (iii) a stock option to acquire an aggregate of 200,000 shares of Common Stock at an exercise price of $2.625 per share, which option vests in equal one-fifth increments of 40,000 shares on each of August 5, 1998 and August 5, 1999, 2000, 2001 and 2002, provided that he continues to be employed by the Company on such dates, and he exercises such option prior to or on August 5, 2004. Mr. Schott's employment agreement has a term of four years and is terminable by the Company upon its good faith determination that there has been a willful violation of the terms of the agreement and in certain other events.

OTHER RELATED TRANSACTIONS

      The father of a former Vice-President of the Company is a participant in the Company's lease acquisition program with a note balance of $35,500 at December 31, 1999.

      In connection with certain financing transactions that were completed in April and July of 1997, the Company entered into a three-year consulting agreement (beginning April 25, 1997) with William R. Ziegler, pursuant to which Mr. Ziegler agreed to provide the Company certain strategic planning and other consulting services. Under Mr. Ziegler's consulting agreement, Mr. Ziegler is entitled to receive a quarterly consulting fee equal to one-half of 1% of the total investment made by him and certain other persons or before July 31, 1997 in debt and equity securities of the Company that are outstanding as of the end of each quarter during the term of the consulting agreement. As of December 31, 1999 and 1998, respectively, the Company owed Mr. Ziegler $343,207 and $203,207 in consulting fees pursuant to the agreement. In addition, pursuant to the consulting agreement, the Company granted Mr. Ziegler options to purchase 50,000 shares of Common Stock of the Company at a price of $0.75 per share.

      On March 27, 1998, the Company obtained a $1,500,000 private short-term financing from a group of investors, including William R. Ziegler, Steven A. Webster and Christopher M. Harte and several related family members who collectively provided $1,000,000 of this financing. The Company issued promissory notes, with interest at prime plus 2% to these individuals. Additionally, Christopher M. Harte and the related family members were granted warrants to purchase 150,000 shares of Common Stock of the Company at a purchase price of $2.00 per share. The Company paid these notes in full with interest on May 1, 1998 including interest payments of $11,083 to the related parties and family members.

      On April 30, 1998, the Company completed a private offering of $40,000,000 of certain securities designated as its 12% Senior Subordinated Notes (the "1998 Notes") to DLJ Investment Partners, L.P. and certain additional investors ("1998 Purchasers") pursuant to the terms of a Securities Purchase Agreement by and among the Company and the Purchasers. Additionally, the Company (i) caused certain of its wholly-owned subsidiaries to execute guarantees of the 1998 Notes pursuant to an Indenture executed by each of them, (ii) granted warrants (the "Warrants") to the 1998 Purchasers entitling them to purchase up to an aggregate of 7,618,594 shares of Common Stock at a price of $2.00 per share, subject to certain adjustments, and (iii) granted certain registration rights in favor of the Purchasers with respect to the 1998 Notes, the Warrants and the shares of Common Stock which may be acquired upon exercise of the Warrants. The completion of this offering enabled the Company to purchase an additional 3,000 channel I/O System Two RSR System and complete the acquisition of GDC.

      On July 28, 1999, the Company sold all of the outstanding capital stock of HOC Operating Co., Inc., a Texas corporation and wholly-owned subsidiary of the Company ("HOC"), to Halex Oil Corporation ("Halex"), a Texas corporation controlled by Michael Hale, the Company's Vice President and Secretary until June 30, 1999, pursuant to the terms of a Stock Purchase Agreement (the "HOC Agreement") among the Company, HOC and Halex. Pursuant to the HOC Agreement, Halex acquired 1,000 shares of the common stock of HOC (the "HOC shares"), representing 100% of the outstanding capital stock of HOC from the Company in exchange for the assumption by Halex of (i) $75,000 of the Company's obligations under that certain Lease Bank Facility Promissory Note in the principal amount of $110,000 payable by Geokinetics Production Company, Inc., a Texas corporation and wholly-owned subsidiary of the Company ("Geokinetics Production"), to the Dan C. Hale and Donna Jane Hale Trust dated January 17, 1995 (the "Trust"); and
(ii) approximately $58,500 of HOC's and Geokinetics Production's accounts payable (as defined in the HOC Agreement). The value of the proved producing oil and gas reserves owned by HOC on the date of the transaction was approximately $136,000. Immediately prior to the sale of HOC's stock to Halex, Geokinetics Production conveyed to HOC various interests in certain oil and gas properties. Further, the Company issued to the Trust a Common Stock Purchase Warrant entitling the Trust to purchase from the Company all or any part of 35,000 shares of fully paid and non-assessable Common Stock at a purchase price of $0.656 per share. The expiration date of this warrant is June 30, 2004. The Company also entered into a Promissory Note with the Trust for $35,000, with an effective interest rate based on the Citibank, N.A. prime rate plus four percent, due on or before December 31, 2000.

      On October 1, 1999, the Company restructured its obligations to the holders of the 1998 Notes and entered into a Securities Purchase Agreement (the "1999 Purchase Agreement") with the holders of the 1998 Notes and certain additional investors, including Steven A. Webster and William R. Ziegler, two of the Company's directors (collectively, the "1999 Purchasers"), pursuant to which the Company completed a restructuring of the 1998 Notes, and received $4,000,000 in additional senior secured debt financing from the holders of the 1998 Notes and $1,000,000 from three other investors, including Messrs. Webster and Ziegler (the "Secured Loan"). Pursuant to the 1999 Purchase Agreement, the Company (i) exchanged the

1998 Notes for its 13.5% Senior Secured Notes due 2005 in the aggregate principal amount of $45,358,000 issued to the 1999 Purchasers (the "2005 Notes"), (ii) issued the 1999 Purchasers its 13.5% Senior Secured Notes due 2002 in the aggregate principal amount of up to $6,000,000 (the "2002 Notes"), (iii) granted security interests covering substantially all of the Company's assets as security for the 2005 Notes and the 2002 Notes, (iv) caused certain of the Corporation's wholly-owned subsidiaries to execute guarantees of the 2005 Notes and the 2002 Notes, (v) issued warrants to the 1999 Purchasers of the 2002 Notes (the "2002 Warrants") to purchase 23,250,000 shares of the Common Stock at a price of $0.56 per share, and (vi) issued warrants to the 1999 Purchasers of the 2005 Notes (the "2005 Warrants") to purchase 26,818,594 shares of Common Stock at a price of $0.56 per share (the 2005 Warrants, together with the 2002 Warrants, being the "New Warrants"). The Company issued 7,618,594 of the 2005 Warrants in exchange for 7,618,594 warrants issued to the holders of the 1998 Notes. The New Warrants were issued in accordance with an Amended and Restated Warrant Agreement executed among the Company and the 1999 Purchasers. As a result of the issuance of the New Warrants, the 1999 Purchasers, collectively, have the right to acquire 66.5% of the Company's outstanding Common Stock on a fully diluted basis.

      On November 30, 1999, the Company completed an additional $895,000 in financing by issuing the remaining $895,000 of the 2002 Notes in accordance with the 1999 Purchase Agreement to certain private investors, including Spicewood Family Partnership of which Christopher M. Harte, one of the Company's directors, is the general partner. In exchange for providing $100,000 in financing to the Company, the Company issued Spicewood Family Partnership (i) 2002 Notes in the aggregate principal amount of $100,000, and (ii) 2002 Warrants to purchase 394,402 shares of the Common Stock, all in accordance with the 1999 Purchase Agreement.

      William R. Ziegler is a partner of the New York-based law firm of Satterlee Stephens Burke & Burke, LLP, the successor in interest of Parson & Brown, L.L.P. of which Mr. Ziegler was also a partner. During the fiscal years ended December 31, 1998 and December 31, 1999, those firms billed the Company $204,282.72 and $123,217.80 respectively, for services rendered.

      On March 5, 1999, the Company and Jay D. Haber entered into a Severance Agreement and Release terminating the Company's employment agreement with Mr. Haber and confirming certain agreements and effecting mutual releases relating to Mr. Haber's resignation as a director, officer and employee of the Company. This agreement provided, among other things, that the Company pay Mr. Haber a severance payment of $165,000 in twelve (12) equal monthly installments (which amounts were paid in full in February 2000). In addition, effective February 2, 1999, stock options entitling Mr. Haber to purchase an aggregate of 240,000 shares of Common Stock at a price of $1.00 per share were deemed vested and exercisable until June 2002.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(A)   EXHIBITS AND REPORTS ON FORM 8-K.

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

      10.2 Form of 12% Senior Secured Promissory Note dated as of April 25, 1997 in the principal amount of $250,000 executed by the Company to each of William R. Ziegler and Steven A. Webster (incorporated by reference from Exhibit III to the Schedule 13D filed with the Securities and Exchange Commission by William R. Ziegler on May 5, 1997 (file no. 005- 32355)).

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

      10.5 Consulting Agreement dated as of April 25, 1997 executed by the Company and William R. Ziegler (incorporated by reference from
              Exhibit VI to the Schedule 13D filed with the Securities & Exchange Commission by William R. Ziegler on May 5, 1997 (file no. 005- 32355)).

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

      (1) On October 18, 1999, the Company filed a Current Report on Form 8-K under (i) Item 1 concerning a change in control of the Company pursuant to a restructuring of its $40,000,000 in 12% Senior Subordinated Notes due April 2005 and the completion of up to %6,000,000 in additional secured debt financing, and (ii) Item 5 concerning a refinancing of the Company's debt obligations to a supplier and the election of Steven A. Webster as a non-executive Chairman of the Executive Committee of the Company's Board of Directors.

      (2) On November 17, 1999, the Company filed a Current Report on Form 8-K under Item 5 thereof concerning the resignation of Antony T.
              F. Lundy as a member of the Board of Directors of the Company.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GEOKINETICS INC.


Date: April 14, 2000                      By:/s/Lynn A. Turner
                                                Lynn A. Turner, President and
                                                Chief Operating Officer


                                          By:/s/Thomas J. Concannon
                                                Thomas J. Concannon
                                                Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURE                  TITLE                                 DATE
---------                  -----                                 ----

/s/Lynn A. Turner          President and Chief Operating         April 14, 2000
   Lynn A. Turner          Officer

/s/Thomas J. Concannon     Vice President and                    April 14, 2000
   Thomas J. Concannon     Chief Financial Officer

/s/William R. Ziegler      Director and Chairman                 April 14, 2000
   William R. Ziegler

/s/Steven A. Webster       Director                              April 14, 2000
   Steven A. Webster

                              GEOKINETICS INC. AND
                                  SUBSIDIARIES

                               ANNUAL CONSOLIDATED
                              FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

                                TABLE OF CONTENTS

                        CONSOLIDATED FINANCIAL STATEMENTS

      INDEPENDENT AUDITOR'S REPORT..........................................F-2


      CONSOLIDATED BALANCE SHEETS...........................................F-3


      CONSOLIDATED STATEMENTS OF OPERATIONS.................................F-5


      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY.......................F-6


      CONSOLIDATED STATEMENTS OF CASH FLOWS.................................F-7


      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS........................F-8

                                                                        Page F-1

                    [FITTS, ROBERTS & CO., P.C. LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT



      To the Board of Directors
      Geokinetics Inc. and Subsidiaries
      Houston, Texas



      We have audited the accompanying consolidated balance sheets of Geokinetics Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geokinetics Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

      As described in Note 7 to the financial statements, a cash interest payment of approximately $3.9 million is required on March 15, 2001.


      /s/ FITTS, ROBERTS & CO., P.C.
      Houston, Texas
      April 7, 2000

                                                                        Page F-2

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                         DECEMBER 31,   DECEMBER 31,
                                                            1999           1998
                                                         -----------    -----------
CURRENT ASSETS
    Cash ............................................    $ 2,677,996    $ 2,705,581
    Accounts receivable - trade, net ................      2,010,381      6,831,765
    Accounts receivable - officers and employees ....         19,930         39,493
    Work in progress ................................      1,225,799        514,167
    Prepaid expenses ................................        411,489        490,098
    Accrued income tax refund .......................         16,000           --
                                                         -----------    -----------
        Total Current Assets ........................      6,361,595     10,581,104
                                                         -----------    -----------

PROPERTY AND EQUIPMENT, net .........................     11,877,927     27,375,512
                                                         -----------    -----------
OTHER ASSETS
    Deferred charges ................................         44,534        419,077
    Restricted investments ..........................        106,700        106,700
    Deposits and other assets .......................         78,097         98,493
    Goodwill and other intangibles, net of $4,923,964
        amortization in 1999, and $2,091,170 in
        1998 and net of impairment reserve of
        $2,143,635 in 1999 ..........................     25,781,443     30,957,183
                                                         -----------    -----------

        Total Other Assets ..........................     26,010,774     31,581,453
                                                         -----------    -----------

           TOTAL ASSETS .............................    $44,250,296    $69,538,069
                                                         ===========    ===========

                                  The accompanying notes are an integral part of
                                         these Consolidated Financial Statements
                                                                        Page F-3

                               CONSOLIDATED BALANCE SHEETS

                           LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         DECEMBER 31,     DECEMBER 31,
                                                             1999             1998
                                                         ------------     ------------
CURRENT LIABILITIES
    Current maturities of long-term debt ............    $    713,280     $  4,648,110
    Accounts payable - trade ........................       1,182,144        4,822,802
    Accrued income tax payable ......................         146,327          935,000
    Accrued liabilities .............................       3,599,099        3,176,673
    Customer deposits ...............................          15,000           35,000
    Notes payable ...................................         398,109        2,151,405
    Due to officers and stockholders ................         410,268          251,137
    Advances for lease bank .........................         185,500          260,500
    Site restoration costs payable ..................           6,418            6,418
    Deferred revenue ................................          74,188             --
                                                         ------------     ------------

        Total Current Liabilities ...................       6,730,333       16,287,045
                                                         ------------     ------------

LONG-TERM LIABILITIES
    Long-term debt, net of current maturities, net of
    OID .............................................      51,267,997       40,624,341
                                                         ------------     ------------

OTHER LIABILITIES

    Deferred income tax .............................            --            222,045
    Deferred gain ...................................         359,974             --
                                                         ------------     ------------
         Total Other Liabilities ....................         359,974          222,045
                                                         ------------     ------------


           TOTAL LIABILITIES ........................      58,358,304       57,133,431
                                                         ------------     ------------

STOCKHOLDERS' EQUITY

    Preferred stock, Series B, $10.00 par value,
    100,000 shares authorized, none outstanding .....            --               --
    Common stock, $.01 par value, 100,000,000 shares
         authorized, 19,367,156 shares outstanding at
         December 31, 1999 and 19,332,480 shares
         outstanding at December 31, 1998 ...........         193,672          193,325
    Additional paid-in capital ......................      33,019,248       29,112,344
    Retained deficit ................................     (47,320,928)     (16,901,031)
                                                         ------------     ------------

           TOTAL STOCKHOLDERS' EQUITY ...............     (14,108,008)      12,404,638
                                                         ------------     ------------

           TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY ...................    $ 44,250,296     $ 69,538,069
                                                         ============     ============

                                  The accompanying notes are an integral part of
                                         these Consolidated Financial Statements
                                                                        Page F-4

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     FOR THE YEARS ENDED
                                                                -----------------------------
                                                                DECEMBER 31,     DECEMBER 31,
                                                                    1999             1998
                                                                ------------     ------------
REVENUES
    Seismic revenue ........................................    $  5,407,895     $ 23,369,624
    Data processing revenues ...............................       8,786,231        9,257,550
                                                                ------------     ------------
        Total Revenues .....................................      14,194,126       32,627,174
                                                                ------------     ------------

EXPENSES
    Seismic operating expenses .............................       7,513,734       21,396,903
    Data processing expenses ...............................       6,408,634        3,699,989
    General and administrative .............................       2,817,885        3,118,179
    Depletion, depreciation and amortization ...............       9,907,917        7,128,594
    Provision for disposition of subsidiary ................       2,143,635             --
                                                                ------------     ------------
        Total Expenses .....................................      28,791,805       35,343,665
                                                                ------------     ------------
           Loss from Continuing Operations before Income Tax     (14,597,679)      (2,716,491)


OTHER INCOME (EXPENSE)
    Interest income ........................................         128,698          205,834
    Interest expense .......................................      (7,460,298)      (4,937,872)
                                                                ------------     ------------
        Total Other Income (Expense) .......................      (7,331,600)      (4,732,038)
                                                                ------------     ------------
           Loss Before Income Tax, Discontinued
           Operations and Extraordinary Item ...............     (21,929,279)      (7,448,529)

INCOME TAX BENEFIT (EXPENSE)
    Current income tax benefit .............................         197,596             --
    Deferred income tax benefit (expense) ..................         222,045       (2,236,078)
                                                                ------------     ------------
        Total income tax benefit (expense) .................         419,641       (2,236,078)
                                                                ------------     ------------
           Loss before Discontinued Operations and
           Extraordinary Item ..............................     (21,509,638)      (9,684,607)

LOSS FROM DISCONTINUED OPERATIONS
    Loss from oil and gas operations .......................         (71,494)        (283,995)
    Loss on disposition of oil and gas operations ..........        (563,375)            --
                                                                ------------     ------------
        Total loss from discontinued operations ............        (634,869)        (283,995)
                                                                ------------     ------------
           Loss before Extraordinary Item ..................     (22,144,507)      (9,968,602)
                                                                ------------     ------------
EXTRAORDINARY ITEM
    Loss on extinguishment of debt .........................      (8,275,390)            --
                                                                ------------     ------------
NET LOSS ...................................................    $(30,419,897)    $ (9,968,602)
                                                                ============     ============

NET EARNINGS (LOSS) PER COMMON SHARE-BASIC
    Loss from Continuing Operations ........................    $      (1.11)    $       (.51)
    Loss from Discontinued Operations ......................            (.03)            (.02)
    Extraordinary loss on extinguishment of debt ...........            (.43)            --
                                                                ------------     ------------
            Net Loss .......................................    $      (1.57)    $       (.53)
                                                                ============     ============
         Weighted average common shares outstanding ........      19,348,155       18,975,746
                                                                ============     ============

                                  The accompanying notes are an integral part of
                                         these Consolidated Financial Statements
                                                                        Page F-5

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                   STOCKHOLDERS' EQUITY
                                                    ---------------     ---------------     -----------------------------------
                                                    PREFERRED SHARES     COMMON SHARES
                                                        ISSUED              ISSUED          PREFERRED STOCK      COMMON STOCK
                                                    ---------------     ---------------     ---------------     ---------------
Balance at January 1, 1998 .....................            100,000          16,598,483     $     1,000,000     $       165,985
Net Loss .......................................
Conversion of  Series B Preferred ..............           (100,000)          1,333,333          (1,000,000)             13,333
Acquisition of Reliable Exploration Incorporated                                375,000                                   3,750
Stock Issued to Vendor in Lieu of Cash .........                                 20,000                                     200
Acquisition of Geophysical Development Corp. ...                              1,000,000                                  10,000
Warrants Issued Associated with
  Subordinated Debt ............................
Exercise of Warrants ...........................                                  5,664                                      57
                                                    ---------------     ---------------     ---------------     ---------------

Balance at December 31, 1998 ...................               --            19,332,480                --               193,325

Net Loss .......................................
Warrants Issued Associated with
Senior Secured
  Debt
     Notes due 2002 ............................
     Notes due 2005 ............................
Exercise of Warrants ...........................                                 34,676                                     347
                                                    ---------------     ---------------     ---------------     ---------------

Balance at December 31, 1999 ...................               --            19,367,156     $        --         $       193,672
                                                    ===============     ===============     ===============     ===============
                                                                STOCKHOLDERS' EQUITY
                                                    ------------------------------------------------------
                                                    ADDITIONAL PAID       RETAINED
                                                       IN CAPITAL          DEFICIT              TOTAL
                                                    ---------------    ---------------     ---------------
Balance at January 1, 1998 .....................    $    14,017,394    $    (6,932,429)    $     8,250,950
Net Loss .......................................                            (9,968,602)         (9,968,602)
Conversion of  Series B Preferred ..............            986,667                                   --
Acquisition of Reliable Exploration Incorporated            980,625                                984,375
Stock Issued to Vendor in Lieu of Cash .........             54,800                                 55,000
Acquisition of Geophysical Development Corp. ...          4,052,500                              4,062,500
Warrants Issued Associated with
  Subordinated Debt ............................          9,020,415                              9,020,415
Exercise of Warrants ...........................                (57)                                  --
                                                    ---------------    ---------------     ---------------

Balance at December 31, 1998 ...................         29,112,344        (16,901,031)         12,404,638

Net Loss .......................................                           (30,419,897)        (30,419,897)
Warrants Issued Associated with
Senior Secured
  Debt
     Notes due 2002 ............................          1,860,000                              1,860,000
     Notes due 2005 ............................          2,038,213                              2,038,213
Exercise of Warrants ...........................              8,691                                  9,038
                                                    ---------------    ---------------     ---------------

Balance at December 31, 1999 ...................    $    33,019,248    $   (47,320,928)    $   (14,108,008)
                                                    ===============    ===============     ===============

                                  The accompanying notes are an integral part of
                                         these Consolidated Financial Statements
                                                                        Page F-6

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           FOR THE YEARS ENDED
                                                                       -----------------------------
                                                                       DECEMBER 31,     DECEMBER 31,
                                                                           1999             1998
                                                                       ------------     ------------
OPERATING ACTIVITIES
     Net Loss......................................................    $(30,419,897)    $ (9,968,602)

Adjustments to reconcile net loss to net cash provided by (used in)
operating activities
     Depreciation and Amortization ................................       9,916,418        7,144,854
     (Gain) Loss on disposal of assets
          Operating assets ........................................           7,348             (600)
          Oil and gas operations ..................................         563,375             --
     Reserve for disposition of subsidiary ........................       2,143,635             --
     Extinguishment of debt, net ..................................       7,818,756             --
     Current & deferred tax (benefit) expense .....................        (419,641)       2,236,078
     Changes in operating assets and liabilities
          Accounts receivable .....................................       4,840,857        1,636,771
          Work in progress ........................................        (711,632)         177,563
          Prepaid expenses and other assets .......................          62,609          (36,325)
          Accounts payable ........................................      (3,640,658)       1,814,997
          Accrued liabilities and deferred revenue ................        (152,928)       1,840,392
                                                                       ------------     ------------
Net cash provided (used) in operating activities ..................      (9,991,758)       4,845,128

INVESTING ACTIVITIES
     Purchase of Reliable Exploration Incorporated ................            --         (1,300,000)
     Purchase of Geophysical Development
Corporation .......................................................            --        (26,000,000)
     Proceeds from insurance ......................................          21,504             --
     Purchases of capital assets ..................................        (945,083)     (12,477,237)
     Proceeds from sale of capital assets .........................       9,999,337             --
     Payments for deposits ........................................            --             (4,700)
                                                                       ------------     ------------
Net cash provided (used) in investing activities ..................       9,075,758      (39,781,937)

FINANCING ACTIVITIES
     Proceeds from long-term debt .................................      51,253,000       40,000,000
     Proceeds from short-term debt ................................       1,043,582        3,352,870
     Proceeds from software financing .............................         795,997             --
     Principal paid on long-term debt .............................     (49,399,690)      (4,760,475)
     Principal paid on short-term debt ............................      (2,813,512)      (3,213,491)
     Proceeds from issuance of common stock .......................           9,038             --
                                                                       ------------     ------------

Net cash provided from financing activities .......................         888,415       35,378,904

Net increase (decrease) in cash ...................................         (27,585)         442,095

Cash acquired in acquisitions .....................................            --             50,805
Cash at beginning of period .......................................       2,705,581        2,212,681
                                                                       ------------     ------------
Cash at end of period .............................................    $  2,677,996     $  2,705,581
                                                                       ============     ============

SUPPLEMENTAL DISCLOSURE RELATED TO CASH FLOWS:
     Income taxes of $935,000 were paid in 1999.
     Interest expense of $5,851,653 and $3,894,627 was paid in 1999 and 1998. Change in accounts receivable is net of a bad debt of $2.8 million in 1998.

                                  The accompanying notes are an integral part of
                                         these Consolidated Financial Statements
                                                                        Page F-7

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

   NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            NATURE OF THE ORGANIZATION

            Geokinetics Inc., a Delaware corporation, founded in 1980, (the "Company") is based in Houston, Texas. The Company has repositioned itself from an oil and gas exploration and production company into a technologically advanced provider of three-dimensional ("3-D") seismic acquisition services to the U.S. land-based oil and gas industry and data processing services to clients involved in both on-shore and off-shore operations. Through equipment purchases and acquisition of other companies, the Company currently has the capability of operating three seismic crews in the Rocky Mountain region and on the Gulf Coast.

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

            USE OF ESTIMATES IN PREPARING CONSOLIDATED FINANCIAL STATEMENTS

            Management uses estimates and assumptions in preparing consolidated financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of management estimates relate to the percentage of work completed in determining work in process, evaluating the outcome of uncertainties involving claims against or on behalf of the Company, useful lives for depreciation and amortization and cash flow projections used in the determination of asset impairment. Actual results could differ materially from these estimates.

                                               Consolidated Financial Statements
                                                                        Page F-8

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

            IMPAIRMENT OF LONG-LIVED ASSETS

            In accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company records impairment losses on long-lived assets and related intangibles and goodwill related to those assets that are used in operations, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The Company has significant investments in seismic acquisition equipment and in the goodwill of subsidiaries acquired, as described in Note 10. The downturn in the seismic service industry caused the Company to review the carrying value of these assets in accordance with FASB 121. The Company's estimate of undiscounted cash flows currently indicates that such carrying amounts are expected to be recovered. However, actual results could vary materially from these estimates should the current downturn in the industry continue.

                                               Consolidated Financial Statements
                                                                        Page F-9

            GOODWILL

            Goodwill represents the aggregate excess cost of companies acquired over the fair value of their net assets at dates of acquisition. Goodwill is amortized using the straight-line method over a period of 40 years for subsidiaries providing seismic acquisition services and 10 years for subsidiaries providing seismic data processing services. In accordance with APB 17, Intangible Assets, the Company continues to evaluate the amortization period to determine whether events or circumstances warrant revised amortization periods. Additionally, the Company considers whether the carrying value of such assets should be reduced based on the future benefits of its intangible assets. Goodwill amortization expense totaled $2,927,293 and $2,005,196 during 1999 and 1998.

            DEBT ISSUANCE COSTS

            The value of detachable warrants issued in relation to debt obligations is reflected as discount which is netted against the face amount of the obligation and is amortized to expense over the term of the obligation. Discount amortization expense totaled $603,700 and $482,624 in 1999 and 1998, respectively.

            PRE-OPERATING COSTS

            It is the Company's policy to expense non-recoverable pre-operating costs as they are incurred.

            RESTRICTED INVESTMENTS AND SITE RESTORATION COSTS

            Restricted investments represent investments carried at cost, which approximates market. Such investments represent amounts of certificates of deposit or other deposit accounts required by various state and federal agencies in connection with the performance of field operations by the Company and its subsidiaries. The amount of restricted investments was $106,700 at December 31, 1999 and 1998.

            CASH EQUIVALENTS

            For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 1999 and 1998.

            INCOME TAX

            The Company follows Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included

                                               Consolidated Financial Statements
                                                                       Page F-10
            in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are computed using the liability method based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

            ACCOUNTING STANDARDS ADOPTED

            In June 1997, Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), was issued. SFAS 131 requires that companies report financial and descriptive information about their reportable operating segments. Segment information to be reported is to be based upon the way management organizes the segments for making operating decisions and assessing performance. The Company adopted SFAS 131 in the fourth quarter of 1998 and has made the appropriate disclosures.

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

                                               Consolidated Financial Statements
                                                                       Page F-11

   NOTE 2.  FINANCIAL RESULTS, LIQUIDITY AND BASIS OF PRESENTATION

            These financial statements are prepared assuming that the Company will continue as a going concern. They do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that would be necessary in the event the Company cannot continue in existence.

            During 1999, the seismic service industry experienced an unprecedented downturn which severely constrained the Company's working capital position. During this period, management developed a financial and operational plan to carry the Company's operations through the year 2000. One component of this plan included a restructuring of the Company's long term debt as further outlined in
            Note 11. The restructuring provided the Company with additional funding, in the amount of $5,895,000, and the option, during 2000, to make interest payments due on its 13.5% Senior Secured Notes either in cash or by issuing additional notes. The plan also included disposing of the Company's oil and gas operations as well as one of its seismic acquisition subsidiaries, as further discussed in Notes 18 and 19.

            As a result of the above outlined conditions and plan implementation, the Company incurred a loss of approximately $30.4 million during 1999 in addition to a loss of approximately $10 million incurred in 1998, leaving the Company with a deficit equity position of approximately $14.1 million at December 31, 1999.

            Management believes that this plan, along with the deferral of certain accrued expenses, will provide sufficient liquidity to continue operations through 2000. As noted above, the Company has the option to avoid making cash interest payments on its 13.5% Senior Secured Notes during 2000. As presently structured, the Company will be required to make a cash interest payment of approximately $3.9 million on March 15, 2001. Under current conditions, continued operations by the Company through this payment will be dependent upon a continued forbearance by the holders of the Company's 13.5% Senior Secured Notes.

                                               Consolidated Financial Statements
                                                                       Page F-12

NOTE 3.     PROPERTY AND EQUIPMENT

            A summary of property and equipment follows:

                                                    December 31,    December 31,
                                                       1999            1998
                                                    -----------     -----------
Field operating equipment ......................    $17,213,247     $32,401,674
Proved oil and gas properties ..................           --           919,285
Vehicles .......................................        735,994         867,506
Buildings and improvements .....................        287,429         279,893
Software .......................................        977,913         167,830
Data processing equipment ......................      3,219,272       3,106,399
Furniture and equipment ........................        228,050         236,932
                                                    -----------     -----------
                                                     22,661,905      37,979,519

Less accumulated depletion, depreciation and ...     10,807,428      10,627,457
                                                    -----------     -----------
           Amortization ........................     11,854,477      27,352,062

Land ...........................................         23,450          23,450
                                                    -----------     -----------

            Net Property and Equipment .........    $11,877,927     $27,375,512
                                                    ===========     ===========

NOTE 4.     ACCRUED LIABILITIES

            A summary of accrued liabilities follows:

                                                    December 31,    December 31,
                                                       1999            1998
                                                    -----------     -----------
Sales tax payable ..............................    $   189,377     $   681,505
Royalties payable ..............................           --           282,796
Accrued payroll ................................        647,406         816,488
Accrued interest payable .......................      1,769,687       1,178,440
Payroll taxes payable ..........................           --             9,056
Accrued operating expense ......................        992,629         208,388
                                                    -----------     -----------

                                                    $ 3,599,099     $ 3,176,673
                                                    ===========     ===========

                                               Consolidated Financial Statements
                                                                       Page F-13

NOTE 5.     NOTES PAYABLE

            A summary of notes payable follows:

                                                            DECEMBER 31,   DECEMBER 31,
                                                                1999           1998
                                                            ------------   ------------
                Note representing an amount due under
                the terms of an agreement for payment of
                funds in settlement of a claim, dated
                May 7, 1997, with no interest               $    158,524   $    158,524

                Notes representing financing of
                insurance premiums for operating
                subsidiaries over periods of nine to
                eleven months at interest rates varying
                from 7.9% to 8.2%                                237,037        315,908

                Notes representing refinancing
                arrangements with certain suppliers of
                an operating subsidiary for accounts
                payable invoices outstanding beyond
                normal industry payment terms                                    30,191

                Note dated December 18, 1990 due
                December 1, 1992 payable to unrelated
                corporation with interest accruing at
                10% per annum; secured by certain oil
                and gas leases                                                   25,000

                Note to an equipment vendor dated
                November 11, 1998 secured by seismic
                equipment, with interest at 9.5%,
                payable interest only monthly through
                May 11, 1999, principal and interest
                through October 11, 1999 and all
                remaining principal and interest due
                November 11, 1999. Obligation was
                satisfied on October 1, 1999                                  1,621,782

                Notes to financial institutions for the
                purchase of Company vehicles used by
                marketing and sales personnel secured by
                vehicles, principal and interest payable
                monthly.                                           2,548
                                                            ------------   ------------
                                                            $    398,109   $  2,151,405
                                                            ============   ============

                                               Consolidated Financial Statements
                                                                       Page F-14

NOTE 6.     LEASE BANK

            The Company had previously utilized a revolving credit facility to provide funds to acquire, package and sell oil and gas properties. Notes issued under this facility are payable upon demand one year from the date of the individual notes. If there is no demand, the notes automatically renew on a quarterly basis. The Notes matured on December 31, 1999. The outstanding balance on the advances for Lease Bank was $185,500 at December 31, 1999 and $260,500 at December 31, 1998. The Company intends to continue to meet its quarterly interest obligation of prime plus 4%.


NOTE 7.     LONG-TERM DEBT

                                                            DECEMBER 31,   DECEMBER 31,
                                                                1999           1998
                                                            ------------   ------------

            Note to a financial institution dated
            March 1, 1996 payable in 120 monthly
            installments of principal and interest
            adjusted quarterly based on interest at
            prime plus 1.5% through March 1, 2006
            when all unpaid principal and accrued
            interest is due (monthly payments at
            December 31, 1999 were $64,104 including
            principal and interest at 9.75%),
            secured by first security interest in a
            subsidiary's accounts receivable,
            inventory, property and equipment, oil
            and gas leases, intangibles, guaranty of
            the Company and a $4,000,000 guaranty of
            the Farmers Home Administration of the
            United States Department of Agriculture         $  3,616,758   $  4,073,573


            Note to an equipment vendor dated
            September 30, 1997 payable in 36 monthly
            installments of $106,237 including
            principal and interest at 10%, due
            September 30, 2007, secured by
            equipment, unpaid principal and interest
            balances subject to certain mandatory
            prepayment amounts if the Company
            receives proceeds from the sale of
            common stock other than under employee
            benefit plans or currently outstanding
            warrants. Obligation was satisfied on
            October 1, 1999. (See Note 11)                                 $  2,127,425

                                               Consolidated Financial Statements
                                                                       Page F-15

                                                            DECEMBER 31,   DECEMBER 31,
                                                                1999           1998
                                                            ------------   ------------

           Note originally dated June 9, 1998,
           extended on September 2, 1999, payable
           to a financial institution in 7 monthly
           installments of principal in the amount
           of $53,544 plus accrued interest at
           prime beginning October 2, 1999 with a
           final payment of the unpaid principal
           balance plus accrued interest due on May
           2, 2000. The Note is secured by
           equipment, inventory, accounts
           receivable, fixtures and a guaranty of
           the Company                                      $   268,451    $   910,979

           Note dated January 8, 1998 payable to an
           individual in 36 monthly installments of
           $18,957 including principal and interest
           at 10% beginning February 8, 1998,
           secured by certain equipment, accounts
           receivable and a guaranty of the
           Company. The subsidiary company with
           this obligation was sold on February 23,
           2000 and the Company's guaranty was
           released. (See Note 19)                          $   501,356    $   501,356

           Notes to financial institutions for the
           purchase of Company vehicles used by
           marketing and sales personnel, secured
           by vehicles, principal and interest
           payable monthly                                                 $    22,479

           Note to an equipment vendor dated August
           31, 1997 payable in 4 installments of
           $360,000 including principal and
           interest at 12%, beginning August 31,
           1997, and 45 monthly installments of
           $220,599 including principal and
           interest at 12%, beginning December 31,
           1997, due August 31, 2001, secured by
           equipment, and a guaranty of the
           Company, unpaid principal and interest
           balances subject to certain mandatory
           prepayment amounts if the Company
           receives proceeds from the sale of
           common stock other than under employee
           benefit plans or currently outstanding
           warrants. Obligation was satisfied on
           October 1, 1999. (See Note 11)                                  $ 6,174,430

                                               Consolidated Financial Statements
                                                                       Page F-16

                                                            DECEMBER 31,   DECEMBER 31,
                                                                1999           1998
                                                            ------------   ------------

            12% Senior Subordinated Notes dated
            April 30, 1998 in the aggregate
            principal amount of $40,000,000, to
            certain investors due and payable on
            April 15, 2005, and interest of 12% per
            annum is payable on each April 15 and
            October 15, commencing October 15, 1998.
            The notes are guaranteed by all
            subsidiaries of the Company (except
            Quantum Geophysical Services, Inc) and
            the notes and guarantees are
            subordinated in right of payment to
            certain senior debt of the Company and
            the subsidiaries which have guaranteed
            the 12% Senior Subordinated Notes.
            Pursuant to the terms of a warrant
            agreement, the Company issued to the
            investors warrants to purchase up to an
            aggregate of 7,618,594 shares of the
            Company's Common Stock. The warrants
            have an exercise price of $2.00 per
            share and are exercisable at any time on
            or prior to April 30, 2005. For
            financial statement purposes, the notes
            are presented net of unamortized
            original issue discount of $8,537,791.
            Obligation was satisfied on October 1,
            1999. (See Note 11)                                            $ 31,462,209

            13.5% Senior Secured Notes dated October
            1, 1999 in the aggregate principal
            amount of $45,358,000, to certain
            investors due and payable on September
            15, 2005, and interest of 13.5% per
            annum is payable on each March 15 and
            September 15, commencing March 15, 2000.
            The Company granted security interests
            covering substantially all of the
            Company's assets as security for the
            Notes and caused certain of its
            wholly-owned subsidiaries to execute
            guarantees of the Notes. The Company
            issued to the investors warrants to
            purchase 26,818,594 shares of the
            Company's Common Stock at a price of
            $0.56 per share. The Company issued
            7,618,594 of these warrants in exchange
            for 7,618,594 warrants previously issued
            to the investors. For financial
            statement purposes, the notes are
            presented net of unamortized discount of
            $1,953,289                                      $ 43,404,711

                                               Consolidated Financial Statements
                                                                       Page F-17

                                                            DECEMBER 31,   DECEMBER 31,
                                                                1999           1998
                                                            ------------   ------------

            13.5% Senior Secured Notes dated October
            1 and November 30, 1999 in the aggregate
            principal amount of $5,895,000, to
            certain investors due and payable on
            September 15, 2002 and interest of 13.5%
            per annum is payable on each March 15,
            and September 15, commencing March 15,
            2000. The Company granted security
            interests covering substantially all of
            the Company's assets as security for the
            Notes and caused certain of its
            wholly-owned subsidiaries to execute
            guarantees of the Notes. The Company
            issued to the investors warrants to
            purchase 23,250,000 shares of the
            Company's Common Stock at a price of
            $0.56 per share. For financial statement
            purposes, the Notes are presented net of
            unamortized original issue discount of
            $1,704,999                                      $  4,190,001
                                                            ------------   ------------
                                                            $ 51,981,277   $ 45,272,451

            Less Current Maturities                              713,280      4,648,110
                                                            ------------   ------------

                                                            $ 51,267,997   $ 40,624,341
                                                            ============   ============

            A summary of long-term debt principal maturities follows:

                                       FOR THE YEARS ENDING DECEMBER 31,      AMOUNT
                                       ---------------------------------   ------------
                                            2000                               $713,280
                                            2001                                486,914
                                            2002                              4,726,569
                                            2003                                591,286
                                            2004                                651,520
                                         Thereafter                          44,811,708
                                                                           ------------
                                                                           $ 51,981,277
                                                                           ============

                                               Consolidated Financial Statements
                                                                       Page F-18

            The 13.5% Senior Secured Notes due 2002 and 2005, as outlined above, have interest payments due and payable on each March 15 and September 15, commencing March 15, 2000. Interest payments of $3,151,142 and $3,672,280 are due on March 15, 2000 and September 15, 2000 respectively. The Company has the option of making these interest payments in cash or by the issuance of additional notes (payment in kind). The interest payment of $3,920,158 due March 15, 2001 currently calls for a cash payment.


NOTE 8.     INCOME TAX

            The income tax benefit (expense) charged to continuing operations for the years ended December 31, 1999 and 1998 was as follows:

                                                      1999             1998
                                                   -----------      -----------
Current:
   U.S. Federal .............................      $   197,596      $ 1,940,000
   State and Local ..........................             --               --
   Foreign ..................................             --               --
                                                   -----------      -----------
      Total Current .........................          197,596        1,940,000
                                                   -----------      -----------

Deferred:
   U.S. Federal .............................          222,045          429,376
   State and Local ..........................             --               --
   Foreign ..................................             --               --
                                                   -----------      -----------
      Total Deferred ........................          222,045          429,376
                                                   -----------      -----------

Other:
   Adjustment to valuation allowance ........             --         (4,605,454)
                                                   -----------      -----------
      Total .................................      $   419,641      $(2,236,078)
                                                   ===========      ===========

                                               Consolidated Financial Statements
                                                                       Page F-19

            The income tax provision differs from the amount of income tax determined by applying the U.S. Federal Income Tax Rate to pre-tax income from continuing operations for the years ended December 31, 1999 and 1998 due to the following:

                                                      1999             1998
                                                  ------------     ------------
Computed "expected" tax benefit ..............    $ 10,485,445     $  3,292,765
     Non deductible expenses:
       Goodwill ..............................        (995,280)        (692,405)
       High yield interest, current ..........      (2,063,000)
       Adjust prior year high yield interest .        (340,000)
       Amortization and write off of OID .....      (2,902,850)        (164,092)
     Non deductible capital loss .............        (920,380)
     Adjustment of prior year subsidiary
       tax liabilities .......................         419,641
     Establish deferred tax for depreciation .      (1,438,967)
     Other adjustments .......................        (238,381)         (66,892)
     Change in valuation allowance ...........      (1,586,587)      (4,605,454)
                                                  ------------     ------------
     Income tax benefit (expense) ............    $    419,641     $ (2,236,078)
                                                  ============     ============

            Deferred tax assets at December 31, 1999 and 1998 are comprised primarily of net operating loss carryforwards. Deferred tax liabilities consist primarily of the difference between book and tax basis depreciation. A valuation allowance has been provided for net deferred tax assets that the Company has not yet determined to be more likely than not to be realizable at this time. The Company will continue to review this valuation allowance and make adjustments when deemed appropriate. Following is a summary of deferred tax assets and liabilities.

                                                   1999                 1998
                                                -----------         -----------
Deferred tax assets:
    Loss carryforwards .................        $ 8,514,485         $ 5,375,400
    Tax credits ........................            132,238             245,769
                                                -----------         -----------
                                                  8,646,723           5,621,169
Deferred tax liabilities
     Depreciation ......................         (1,438,967)           (222,045)
                                                -----------         -----------

     Net deferred tax assets ...........        $ 7,207,756         $ 5,399,124
                                                ===========         ===========

Valuation allowance ....................        $ 7,207,756         $ 5,621,169
                                                ===========         ===========

            At December 31, 1999, the Company had net operating loss carryforwards of $25,042,604 and tax credit carryforwards of $132,238 that expire in 2000 through 2014.

                                               Consolidated Financial Statements
                                                                       Page F-20

            The Company evaluated the deferred tax benefit of $2,236,078 which had been reflected on its balance sheet in accordance with the provisions of FASB 109. Because of the conditions in the Company's sector of the oil industry, and because the Company did not have taxable income for the year ending December 31, 1998, the Company's management believed that, based upon the weight of currently available evidence, the Company should increase the valuation allowance to the full amount of the computed tax benefit. This resulted in a 1998 income tax expense of $2,236,078. The computed tax benefit at December 31, 1999 was $7,207,756 and at December 31, 1998 was $5,621,169.


            The amounts and expiration dates of the carryforwards are as follows:

                                            NET OPERATING            TAX CREDIT
                      EXPIRATION DATE        LOSS AMOUNT               AMOUNT
                      ---------------        -----------             -----------
                            2000             $   257,107             $   118,936
                            2001                 206,140                      74
                            2002               1,502,500
                            2003                 142,273
                            2004                  94,586
                            2005                   1,134
                            2006                 141,998
                            2007                  46,928                  13,228
                            2008                 304,632
                            2009                 249,844
                            2010                 879,151
                            2011               2,613,419
                            2012               2,191,002
                            2013               7,179,391
                            2014               9,232,499
                                             -----------             -----------
                           Totals            $25,042,604             $   132,238
                                             ===========             ===========

NOTE 9.     RELATED PARTY TRANSACTIONS

            The father of a former Vice-President of the Company is a participant in the Company's Lease Bank with a note balance of $35,500 at December 31, 1999. On April 25, 1997, the Company obtained a $500,000 short-term financing from two individuals who were subsequently elected directors at the annual shareholders meeting on November 20, 1997. The Company issued 12% senior notes to the individuals, which were exchanged on July 18, 1997, in connection with the Securities Purchase and Exchange Agreement described in Note 11, for 458,333 shares of the Company's common stock, 15,625 shares of Series A preferred stock and 592,009 shadow warrants. As part of this financing transaction, the Company

                                               Consolidated Financial Statements
                                                                       Page F-21
            entered into a consulting agreement with a director on July 18, 1997, pursuant to which, in consideration of certain strategic planning and other consulting services to be provided to the Company and its subsidiaries by that individual, he will be paid a quarterly consulting fee equal to one half of 1% of the total investment made by him and certain other persons in debt and equity securities of the Company that is outstanding as of the end of each quarter during the three-year term of such agreement. As of December 31, 1999 and 1998, respectively, the Company owed the director $343,207 and $203,207 in consulting fees under the terms of the agreement, which are included as amounts due to officers and shareholders in the Company's balance sheet. The Company and the director entered into an option agreement providing for the grant of options to purchase 50,000 shares of common stock of the Company to the director at $0.75 per share.

            In connection with the private placement offering described in Note 11 to the consolidated financial statements, the Company entered into an investment monitoring agreement with an investment group, under which the Company will pay the investment group an annual fee of $25,000. Two directors of the Company are the two partners of the sole managing member of the investment group. The Company owed the investment group $62,500 and $37,500 as of December 31, 1999 and 1998, respectively, under the terms of the agreement, which are included as amounts due to officers and shareholders on the Company's balance sheet.

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

            A director of the Company is a partner of a law firm which provides legal services to the Company related to financing and private placement offering activities. In connection with these activities the Company incurred legal costs from the director's law firm during the years ended December 31, 1999 and 1998, respectively of $123,218 and $204,283.


NOTE 10.    ACQUISITION OF WHOLLY-OWNED SUBSIDIARIES

            On January 26, 1998, the Company acquired, effective January 1, 1998, all of the outstanding capital stock of Reliable Exploration Incorporated, a Montana corporation (Reliable), pursuant to the terms of a Stock Purchase Agreement dated as of December 3, 1997, by and among the Company, Reliable and the holders of all of the outstanding capital stock of Reliable. Reliable, based in Billings, Montana, is
                                               Consolidated Financial Statements
                                                                       Page F-22
            engaged in the business of providing 2-D and 3-D seismic surveys to the oil and gas industry, specifically focusing on the Rocky Mountain region of the United States. The consideration paid by the Company for the Reliable acquisition included $1,300,000 in cash and 375,000 newly-issued shares of the Company's common stock. On the closing date, Reliable restructured $1,487,500 of indebtedness to a former stockholder of Reliable by paying $900,000 in cash and refinancing the balance of $587,500 in a promissory note, which bears interest at the rate of 10% per annum beginning on January 8, 1998. The promissory note matures on January 8, 2001. The Company guaranteed payment of Reliable's indebtedness due under the promissory note and advanced Reliable $900,000 on the closing date in order to permit the refinancing. The Company also entered into two-year employment agreements with the three former stockholders of Reliable.

            The acquisition by the Company of Reliable Exploration Incorporated is accounted for as a purchase, with results of Reliable's operations included in the Company's financial statements from January 1, 1998 forward. The cost of the Company's investment in Reliable is $2,284,375 and the goodwill of $3,053,075 acquired in the purchase is being amortized on a straight line basis over a forty-year period. Amortization expense from the date of acquisition through December 31, 1999 was $137,716.

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

            The acquisition by the Company of GDC is accounted for as a purchase, with results of GDC's operations included in the Company's financial statements from May 1, 1998 forward. The cost of the Company's investment in GDC is $30,062,500 and the goodwill of $27,961,807 acquired in the purchase is being amortized on a straight line basis over a ten-year period. Amortization expense from the date of acquisition through December 31, 1999 was $4,660,301.
                                               Consolidated Financial Statements
                                                                       Page F-23

            The Company's consolidated results of operations have incorporated activity from the effective date of the acquisitions of the above subsidiaries. The unaudited pro forma information below presents combined results of operations as if the acquisition of GDC had occurred at the beginning of 1998. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined company had the acquisition occurred at the beginning of the year presented, nor is it necessarily indicative of future results. Pro forma information is not provided for 1999 because twelve months of financial results for all subsidiaries are included in the Consolidated Financial Statements for 1999.
                                                                      1998
                                                                  ------------
            Revenues ................................             $ 39,051,810
            Net Income (Loss) .......................               (9,571,427)
            Earnings (Loss) per share ...............                    (0.50)


NOTE 11.    PRIVATE PLACEMENT OFFERINGS & RESTRUCTURING OF DEBT

            In order to finance the acquisition of GDC, the Company completed a private offering in the amount of $40,000,000 of certain securities designated as its 12.0% Senior Subordinated Notes (Notes) to DLJ Investment Partners, L.P. (DLJ) and certain additional investors (DLJ and certain other investors being referred to herein collectively as the Purchasers) pursuant to the terms of Securities Purchase Agreement dated as of April 30, 1998, by and among the Company and the Purchasers. In addition, the Company (i) caused certain of its wholly-owned subsidiaries to execute guarantees of the Notes pursuant to an Indenture executed by each of them, (ii) granted warrants (Warrants) to the Purchasers entitling them to purchase up to an aggregate of 7,618,594 shares of Common Stock at a price of $2.00 per share, subject to certain adjustments, and (iii) granted certain rights in favor of the Purchasers with respect to the Notes, the Warrants and the shares of Common Stock which may be acquired upon exercise of the Warrants.

            On October 1, 1999 the Company entered into a Securities Purchase Agreement (Purchase Agreement) with DLJ Partners, L. P. (DLJ) and certain additional investors (collectively, the Purchasers), pursuant to which the Company completed a restructuring of its $40,000,000 12% Senior Subordinated Notes due April 2005 (Prior Notes) and received an additional $4,000,000 from the Purchasers, the holders of the Prior Notes, and $1,000,000 from other sources. On November 30, 1999, the Company received an additional $895,000 from other investors. The restructuring involved the Company exchanging the Prior Notes for its 13.5% Senior Secured Notes due 2005 in the aggregate principal amount of $45,358,000 (the 2005 Notes) and the Company issued $5,895,000 of its 13.5% Senior Secured Notes due 2002 (the 2002 Notes) for the additional funding received on October 1, 1999 and November

                                               Consolidated Financial Statements
                                                                       Page F-24

NOTE 11.    PRIVATE PLACEMENT OFFERINGS & RESTRUCTURING OF DEBT (CONTINUED)

            30, 1999. The Company granted security interest covering substantially all of its assets as security for the 2005 Notes and 2002 Notes and caused certain of its wholly-owned subsidiaries to execute guaranties of the 2005 Notes and 2002 Notes. As additional consideration, the Company issued warrants to the Purchasers to acquire 50,068,594 shares of the Company's common stock at an exercise price of $.56 per share. The Company issued 7,618,594 of these warrants in exchange for 7,618,594 warrants previously issued to the Purchasers. The warrants expire on September 15, 2006. The Company also recognized additional interest expense of $758,000 upon completion of the restructuring as a result of the interest rate increasing from 12% to 13.5% on accrued unpaid interest. As a result of the issuance of the warrants, the Purchasers, collectively, have the right to acquire 51.6% of the Company's outstanding common stock on a fully diluted basis.

            As a consequence of the extinguishment of the Prior Notes, the original issue discount and other loan costs associated with the Prior Notes have been expensed and resulted in an extraordinary loss of $8,275,390.

            Concurrently with the transactions contemplated by the Purchase Agreement, the Company completed a restructuring of its debt obligations to the principal equipment supplier for the Company's seismic acquisition operations through a sale leaseback transaction.

NOTE 12.    OUTSTANDING OPTIONS AND WARRANTS

            Under two plans, the Company may grant stock options and other awards to key executive, management and other personnel at exercise prices equal to or exceeding the market value at the date of grant. In general, options become exercisable over a three to five year period from the date of grant and expire five to seven years after the date of grant. Shares available for future option grants at December 31, 1999, totaled 3,564,001.

                                               Consolidated Financial Statements
                                                                       Page F-25

            The following table summarizes information about stock option transactions:

                                   1999                         1998
                         -------------------------    -------------------------
                                        WEIGHTED                     WEIGHTED
                                         AVERAGE                      AVERAGE
                                        EXERCISE                     EXERCISE
                           SHARES         PRICE         SHARES         PRICE
                         ----------     ----------    ----------     ----------
Outstanding at
Beginning of year ......  5,307,000     $     1.69     2,882,500     $      .96

Awards:
   Granted .............    100,000            .50     2,707,500           2.61
   Exercised ...........       --                           --
   Forfeited ........... (1,291,001)          1.89      (283,000)          3.18
                         ----------                   ----------

Outstanding at
December 31 ............  4,115,999     $     1.59     5,307,000     $     1.69
                         ----------                   ----------
Exercisable at
December 31 ............  2,538,999     $     1.36     1,126,653     $      .95
                         ----------                   ----------

            The following table summarizes information about stock options outstanding at December 31, 1999:

                                              WEIGHTED                 WEIGHTED
                  RANGE OF      NUMBER OF      AVERAGE     NUMBER OF    AVERAGE
                  EXERCISE       OPTIONS      EXERCISE      OPTIONS    EXERCISE
                   PRICES      OUTSTANDING      PRICE     EXERCISABLE    PRICE
                -----------    -----------    --------    -----------  --------
                      $0-$1      2,490,000       $0.78      1,740,000     $0.81
                      $1-$2        152,500        1.63        152,500      1.63
                      $2-$3        487,498        2.41        309,165      2.35
                      $3-$4        779,335        3.01        290,668      3.01
                      $4-$5        206,666        4.07         46,666      4.09
                               -----------                -----------
                                 4,115,999                  2,538,999
                               ===========                ===========
                                               Consolidated Financial Statements
                                                                       Page F-26

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

            The weighted average fair value of options granted during 1999 is $0.38. The weighted average fair value of options granted during 1998 is $1.19. The fair value of each option granted is estimated on the date of grant, using the Black-Scholes option-pricing model. The model assumed expected volatility of 50% and risk-free interest rate of 5.1% in 1999 and volatility of 50% and risk-free interest rate of 5.4% in 1998. As the Company has not declared dividends since it became a public entity, no dividend yield was used. The expected life of the options granted ranges from five to seven years.

            The following table reflects pro forma net income and earnings per share had the Company elected to adopt the fair value approach of SFAS 123:


                                                 1999               1998
                                             ------------        -----------
               Net Loss:
                    As reported              $(30,419,897)       $(9,968,602)
                    Pro Forma                 (30,787,776)       (10,332,681)

               Basic Earnings per share:
                    As reported                    $(1.57)             $(.53)
                    Pro Forma                       (1.59)              (.54)

            These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

                                               Consolidated Financial Statements
                                                                       Page F-27

            A summary of outstanding warrants issued in connection with notes payable and private placement offerings is as follows:

               WARRANTS                                               EXERCISE
                                                       SHARES           PRICE
                                                     -----------     -----------
Outstanding at December 31, 1998 ................     11,943,496      $0.26-2.86
Warrants issued .................................     42,490,000       0.56-3.30
Warrants exercised, surrendered or called .......       (415,820)      0.26-2.26
Outstanding at December 31, 1999 ................     54,017,676       0.26-3.30

SHADOW WARRANTS

Outstanding at December 31, 1999 ................      6,834,423     $      0.20

Exercisable at December 31, 1999 ................      6,176,704     $      0.20

NOTE 13.    COMMITMENTS

            OPERATING LEASES

            In October of 1999, the Company consolidated all of its office operations to what formerly had been its geophysical data processing center, located at 8401 Westheimer, Houston, Texas. Prior to this consolidation, the Company's corporate headquarters and seismic acquisition operations had been located at 5555 San Felipe, Houston, Texas. The Company leased office space under two leases which were to expire on June 30, 2003. The Company was able to exercise an option to cancel one of these leases on November 30, 1999 and has successfully sub-leased a significant portion of the remaining lease. The Company's yearly rent on the remaining lease totals $54,320 net of sub-lease income of approximately $60,000.

            The Company currently leases office space for its headquarters and subsidiary operations under a lease which expires April 2001. The current annual base rent for this lease is $243,156.

            The Company's data processing subsidiary, Geophysical Development Corporation (GDC), entered into a lease agreement for computer hardware and software for a thirty-three month period beginning January 1, 1999. Lease payments of $650,580 are due in 2000 and $152,736 in 2001. GDC has entered into several additional leases for computer hardware and software. The leases vary in length from 12 to 36 months. Annual lease payments total $120,848.

                                               Consolidated Financial Statements
                                                                       Page F-28

            The Company's seismic acquisition subsidiary leased vehicles for use in field operations under various forty-eight month leases which expire beginning in the year 2001. Rental expense under these leases amounted to $226,571 for the year ended December 31, 1999.

            The Company entered into a lease agreement for seismic acquisition equipment for a thirty-six month term beginning October 1, 1999. Lease payments of $2,100,000 are due in 2000 and $3,360,000 in 2001.

            Rental expense under the leases recorded in the consolidated financial statements amounted to $2,142,759 and $727,690 for the years ended December 31, 1999 and 1998. Aggregate future minimum rentals under the various lease agreements including the base rent and the average operating cost are as follows:

                 FOR THE YEARS ENDING DECEMBER 31,                AMOUNT
                 ---------------------------------              -----------
                                2000                            $ 3,391,823
                                2001                              3,977,878
                                2002                              2,727,361
                                2003                                 27,160
                                2004                                -

                                                                $10,124,222


NOTE 14.    MAJOR CUSTOMERS

            Revenues from major customers, which exceeded ten percent of total revenues, are as follows:

                                                FOR THE YEARS ENDED
                                          ---------------------------------
                                          DECEMBER 31,       DECEMBER 31,
                                              1999               1998
                                          ------------        -------------
                    Customer A                     -          $   7,971,545
                                          ============        =============
                    Customer B                     -          $   5,336,732
                                          ============        =============
                    Customer C            $  1,642,000                  -
                                          ============        =============
                    Customer D            $  2,073,262                  -
                                          ============        =============

                                               Consolidated Financial Statements
                                                                       Page F-29

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

            The Company generally provides services to a relatively small group of key customers that account for a significant percentage of the accounts receivable of the Company at any given time. The Company's key customers vary over time. The Company extends credit to various companies in the oil and gas industry, including its key customers, for the acquisition of seismic data, which results in a concentration of risk. This concentration of credit risk may be affected by changes in the economic or other conditions of the Company's key customers and may accordingly impact the Company's overall credit risk. The Company wrote off a receivable from a customer of approximately $2.8 million during 1998 as a result of that company's involuntary bankruptcy proceedings. Historical credit losses incurred on receivables by the Company, except for the above, have been immaterial.

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


NOTE 16.    FAIR VALUES OF FINANCIAL INSTRUMENTS

            The carrying amounts and fair values of the Company's financial instruments are determined as described in Note 1, Summary of Significant Accounting Policies, Fair Values of Financial Instruments and are summarized as follows:

                            December 31, 1999              December 31, 1998
                        --------------------------    --------------------------
                         Carrying                      Carrying
                          Amount        Fair Value      Amount        Fair Value
                        -----------    -----------    -----------    -----------
Cash ...............    $ 2,677,996    $ 2,677,996    $ 2,705,581    $ 2,705,581
Accounts receivable       2,010,381      2,010,381      6,831,765      6,831,765
Accounts payable ...      1,182,144      1,182,144      4,822,802      4,822,802
Indebtedness .......     52,975,154     52,975,154     47,935,493     47,935,493

                                               Consolidated Financial Statements
                                                                       Page F-30

NOTE 17.    SUBSEQUENT EVENTS

            During 1998, a customer of a subsidiary of the Company defaulted on payment of $2.8 million due the Company for seismic data acquisition services performed by its subsidiary. The Company obtained a judgment against the customer in the amount of the outstanding obligation plus interest and attorney's fees. As a result of the customers' subsequent bankruptcy proceedings, the Company determined that the obligation was not collectible and charged the amount against earnings during the fourth quarter of 1998. On February 17, 2000, the Company entered into a final compromise and settlement of any and all claims it had against the customer and any involved party. As part of the settlement agreement, the Company received an ownership interest in approximately 200 miles of previously recorded seismic data located in the Atchafalaya Basin of Louisiana. No value has been assigned to the data and income will be recognized upon any subsequent sale.


NOTE 18.    DISCONTINUED OPERATIONS

            On July 28, 1999, the Company sold all of the outstanding capital stock of HOC Operating Co., Inc. (HOC), a wholly-owned subsidiary of the Company, to Halex Oil Corporation (Halex), a Texas Corporation owned by a former officer of the Company, pursuant to the terms of a Stock Purchase Agreement (HOC Agreement). Pursuant to the HOC Agreement , Halex acquired all of the capital stock of HOC in exchange for the assumption by Halex of certain debt obligations and accounts payable of HOC and Geokinetics Production Company, Inc., a wholly-owned subsidiary of the Company (Geokinetics Production). Immediately prior to the sale of HOC's stock to Halex, Geokinetics Production conveyed to HOC various interests in certain oil and gas properties as well as certain liabilities. This transaction completes the discontinuance of the Company's oil and gas operations. The Company recognized a charge to earnings (before and after tax) during 1999 in the amount of $563,375 as a result of the transaction. This sale represented all of the Company's oil and gas exploration and production activities and has been accounted for as a discontinued operation. Accordingly, operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows.

            Information related to the discontinued oil and gas operations of HOC and Geokinetics Production are as follows:

                                                         1999           1998
                                                       ---------      ---------
Revenue from oil and gas operations ..............     $ 219,096      $ 417,097
Operating and other expenses .....................      (333,875)      (702,707)
Other income .....................................        43,284          1,615
                                                       ---------      ---------

           Loss before and after income taxes ....     $ (71,495)     $(283,995)
                                                       =========      =========

                                               Consolidated Financial Statements
                                                                       Page F-31

            The assets and the liabilities of the discontinued operations included in the accompanying consolidated balance sheet at December 31, 1998 are as follows:

ASSETS
     Cash .................................................         $    86,810
     Accounts receivable ..................................             319,134
     Prepaid expenses .....................................               9,013
                                                                    -----------
          Total Current Assets ............................             414,957

     Restricted cash ......................................              21,700
     Property and equipment (net) .........................             698,775
                                                                    -----------
          Total Assets ....................................           1,135,432

LIABILITIES
     Accounts payable .....................................             237,797
     Accrued expenses .....................................             316,682
     Notes payable (i) ....................................             285,500
     Advances from affiliates (net) .......................           2,183,517
                                                                    -----------
           Total Liabilities ..............................           3,023,496
                                                                    -----------

           Liabilities in excess of assets ................         $(1,888,064)
                                                                    ===========

       (i) Notes payable of $100,000 were assumed by the Purchaser.

NOTE 19.    IMPAIRMENT RESERVE - DISPOSAL OF SUBSIDIARY

            During 1999, a decision was made that it was in the best interests of the Company to dispose of its wholly-owned subsidiary, Reliable Exploration, Incorporated (Reliable). On February 23, 2000, the Company sold all of the outstanding capital stock of Reliable to RNS, LLC, a Montana limited liability company (RNS). RNS is wholly-owned by Allen Rein, Kim Nordberg and Scott Schmitt (the Former Shareholders), the persons from whom the Company had previously acquired such Reliable stock in January, 1998. The transaction (the Reliable Sale) was completed pursuant to the terms of a Stock Purchase Agreement, by and among the Company, RNS and the Former Shareholders.

            The consideration received by the Company in the Reliable Sale consisted of (i) a $250,000 promissory note, payable in 36 monthly installments and bearing interest at a fixed rate of 8% per annum and (ii) 375,000 shares of the Company's Common Stock, $0.01 par value per share. In addition, as a condition to the closing of the Reliable Sale, the Company obtained a release of its guaranty of Reliable's indebtedness, in the amount of $501,356, to a former shareholder of Reliable.
                                               Consolidated Financial Statements
                                                                       Page F-32

            An impairment reserve of $2,143,635 was recorded during 1999 to provide for the loss on the disposal of Reliable. The impairment reserve is reflected as a reduction of goodwill. Following is a summary of the results of operations and assets and liabilities of Reliable included in the accompanying consolidated balance sheet and statements of operations as of December 31, 1999 and 1998 and for the years then ended.

                                                       1999            1998
                                                    -----------     -----------
Revenue from seismic operations ................    $ 1,662,119     $ 4,900,755
Operating and other expenses ...................     (2,281,980)     (5,130,331)
Other income (expense) .........................          2,986          13,612
                                                    -----------     -----------

            (Loss) before income taxes .........       (616,875)       (215,964)
            Deferred income tax benefit ........        488,542            --
                                                    -----------     -----------
                 Net (Loss) ....................    $  (128,333)    $  (215,964)
                                                    ===========     ===========

ASSETS
     Cash ......................................    $   (10,859)    $    57,279
     Accounts receivable-trade .................        449,818         270,517
     Accounts receivable-officers and employees           8,145           8,230
     Work-in-process ...........................           --           152,629
     Prepaid expenses ..........................         37,142          43,069
                                                    -----------     -----------
          Total current assets .................        484,246         531,724

     Restricted cash ...........................         35,000          35,000
     Property and equipment (net) ..............        147,831         225,565
     Deposits and other assets .................         42,780          52,423
     Deferred tax assets .......................           --           (68,901)
                                                    -----------     -----------
          Total Assets .........................        709,857         775,811
                                                    -----------     -----------

LIABILITIES
     Accounts payable ..........................        203,965         197,053
     Current portion of long-term debt .........           --           310,732
     Accrued expenses and other liabilities ....        329,903         506,626
     Notes payable .............................           --            42,021
     Long-term debt ............................        501,356         190,623
     Deferred income tax .......................           --           222,045
     Advances from affiliates (net) ............           --           291,375
                                                    -----------     -----------
          Total Liabilities ....................      1,035,224       1,760,475
                                                    -----------     -----------

               LIABILITIES IN EXCESS OF ASSETS .    $  (325,367)    $  (984,664)
                                                    ===========     ===========

                                               Consolidated Financial Statements
                                                                       Page F-33

NOTE 20.    SEGMENT  DISCLOSURES AND RELATED INFORMATION

            DESCRIPTION OF REPORTABLE SEGMENTS

            The Company has two reportable segments, seismic acquisition and data processing, but also presents information for its oil and gas exploration and production segment. The oil and gas exploration and production segment was sold in July of 1999 and has been reflected as a discontinued operation as more fully described in Note 18. The seismic acquisition segment acquires data for clients by conducting seismic shooting operations in the Rocky Mountain and Gulf Coast regions of North America. The data processing segment operates a processing center in Houston, Texas which processes seismic data for oil and gas exploration companies. The oil and gas exploration and production segment operates oil and gas properties in Texas.

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

                                               Consolidated Financial Statements
                                                                       Page F-34

            The following table sets forth the Company's significant information from reportable segments (See Note 18 for disposal of the oil and gas production segment):


                                    FOR THE YEAR ENDED DECEMBER 31, 1999
                          ----------------------------------------------------------
                            SEISMIC          DATA         OIL & GAS
                          ACQUISITION     PROCESSING      PRODUCTION       TOTALS
                          -----------     -----------    -----------     -----------
Revenues from external
  customers ..........    $ 5,407,895     $ 8,786,231    $   219,096     $14,413,222

Segment earnings before
  interest, taxes,
  depreciation and
  amortization .......     (2,821,076)      1,567,598        (68,740)     (1,322,218)

Interest and Other
  Revenue ............         21,618           1,990         43,284          66,892

Interest Expense .....      1,229,869         162,277         37,537       1,429,683

Depreciation and
  Amortization .......      5,495,494         637,454          8,501       6,141,449

Income Tax Benefit ...        197,596            --             --           197,596

Segment Profit (Loss)      (9,327,225)        769,857        (71,494)     (8,628,862)

Segment Assets .......     22,389,476      15,964,508           --        38,353,984

Expenditures for
  Segment Assets .....         18,151         922,348           --           940,499

                                               Consolidated Financial Statements
                                                                       Page F-35

            The following table sets forth the Company's significant information from reportable segments (See Note 18 for disposal of the oil and gas production segment):

                                       FOR THE YEAR ENDED DECEMBER 31, 1998
                           --------------------------------------------------------------
                             SEISMIC            DATA         OIL & GAS
                            ACQUISITION      PROCESSING      PRODUCTION         TOTALS
                           ------------     ------------    ------------     ------------
Revenues from external
  customers ...........    $ 23,369,624     $  9,257,550    $    417,097     $ 33,044,271

Segment earnings
  before interest, taxes,
  depreciation
  and amortization ....         851,950        5,015,614        (222,698)       5,644,866

Interest Revenue ......          38,856              750           1,615           41,221

Interest Expense ......       1,634,945           85,276          46,652        1,766,873

Depreciation and
  Amortization ........       4,059,161          578,753          16,260        4,654,174

Segment Profit
  (Loss) ..............      (4,803,300)       4,352,335        (283,995)        (734,960)


Segment Assets ........      36,911,140        8,823,741       2,483,048       48,217,929

Expenditures for
  Segment
  Assets ..............      12,376,470          100,767            --         12,477,237

            Annual Revenues from major customers, which exceed ten percent of a segment's total revenues are as follows:

                                            SEISMIC        DATA       OIL & GAS
                                          ACQUISITION   PROCESSING    PRODUCTION
                                          ----------    ----------    ----------
December 31, 1999:
     Customer A ......................    $  820,506    $1,252,756          --
     Customer B ......................          --       1,642,600          --
     Customer C ......................       769,500          --            --

December 31, 1998:
     Customer A ......................    $7,971,545          --            --
     Customer B ......................     5,336,732          --            --
     Customer C ......................          --      $2,375.200          --

                                               Consolidated Financial Statements
                                                                       Page F-36

            The Company's geographic revenue and asset locations is as follows:

            All of the Company's revenue and asset locations of long-lived assets were geographically within the United States during 1999 and 1998.


            RECONCILIATIONS OF REPORTABLE SEGMENT REVENUES, PROFIT
                               OR LOSS AND ASSETS

                                                                     1999            1998
                                                                 ------------     ------------
REVENUES
    Total revenues for reportable segments ..................    $ 14,413,222     $ 33,044,271
    Revenue included with discontinued oil and gas segment ..        (219,096)        (417,097)
                                                                 ------------     ------------
         Total consolidated revenues ........................    $ 14,194,126     $ 32,627,174
                                                                 ============     ============

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND
AMORTIZATION, DISCONTINUED OPERATIONS AND
EXTRAORDINARY ITEM

    Total for reportable segments ...........................    $ (1,322,218)    $  5,644,866
    Loss from oil and gas operations ........................          68,740          222,698
    Provision for disposition of subsidiary .................      (2,143,635)
    Unallocated corporate expense ...........................      (1,292,649)      (1,455,461)
                                                                 ------------     ------------
         Total consolidated earnings before interest, taxes,     $ (4,689,762)    $  4,412,103
                 depreciation and amortization
                                                                 ============     ============

PROFIT OR LOSS
    Total profit or loss for reportable segments ............    $ (8,628,862)    $   (734,960)
    Unallocated amounts:
      Corporate expenses net of interest earnings ...........      (1,187,557)      (1,289,233)
      Interest expense on acquisitions indebtedness .........      (6,068,153)      (3,217,651)
      Depreciation and amortization of goodwill .............      (3,774,969)      (2,490,680)


    Loss on disposition of oil and gas segment ..............        (563,375)
    Loss on extinguishment of debt ..........................      (8,275,391)
    Provision for disposition of subsidiary .................      (2,143,635)
       Deferred tax benefit (cost) ..........................         222,045       (2,236,078)
                                                                 ------------     ------------
                 Total consolidated loss ....................    $(30,419,897)    $ (9,968,602)
                                                                 ============     ============

INTEREST REVENUE
    Total revenue expense for reportable segments ...........    $     66,892     $     41,221
    Revenue included with discontinued oil and gas segment ..         (43,284)          (1,615)
    Unallocated amounts:
             Corporate consolidated cash management .........         105,090          166,228
                                                                 ------------     ------------
             Total consolidated interest revenue ............    $    128,698     $    205,834
                                                                 ============     ============

                                               Consolidated Financial Statements
                                                                       Page F-37

                                                                          1999             1998
                                                                      ------------     ------------
INTEREST EXPENSE
       Total interest expense for reportable segments ............    $  1,429,683     $  1,766,873
       Interest included with discontinued oil and gas segment ...         (37,537)         (46,652)
       Unallocated amounts:
            Corporate interest expense ...........................             501           17,651
             Interest expense on acquisitions indebtedness .......       6,067,651        3,200,000
                                                                      ------------     ------------
                  Total consolidated interest expense ............    $  7,460,298     $  4,937,872
                                                                      ============     ============

DEPRECIATION AND AMORTIZATION
       Total depreciation and amortization for reportable segments    $  6,141,449     $  4,654,174
       Depreciation included with discontinued oil and gas segment          (8,501)         (16,260)
       Unallocated amounts:
            Depreciation and amortization ........................         847,502          485,302
            Amortization of goodwill .............................       2,927,467        2,005,378
                                                                      ------------     ------------
                  Total consolidated depreciation and amortization    $  9,907,917     $  7,128,594
                                                                      ============     ============

ASSETS
        Total assets for reportable segments .....................    $ 38,353,984     $ 48,217,929
        Unallocated corporate assets .............................       2,736,228        2,765,468
        Elimination of net receivable from corporate .............     (22,621,359)     (12,402,511)

        Impairment reserve for disposal of subsidiary ............      (2,143,635)
        Goodwill not allocated to segments .......................      27,925,078       30,957,183
                                                                      ------------     ------------
                Total consolidated assets ........................    $ 44,250,296     $ 69,538,069
                                                                      ============     ============

NOTE 21.    YEAR 2000

            The Company utilizes software and technologies throughout its operations and administration that may be vulnerable to the date change in the year 2000. Identification, assessment, and in some cases, replacement of equipment that may be affected by the year 2000 is underway. Software controlled by the Company, including proprietary seismic processing, has been tested successfully. Replacements and upgrades have not been accelerated by the year 2000 issue and do not represent costs in addition to normal operating expenditures. The Company has communicated with its significant suppliers to determine if those parties have appropriate plans to remedy year 2000 issues when their systems interface with the Company's systems or may otherwise impact operations of the Company. However, there can be no guarantee that the systems of other companies, on which the Company's systems rely, will be timely converted or that a failure to convert by another company or a

                                               Consolidated Financial Statements
                                                                       Page F-38
            conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company. Assessment continues by technical staff on an ongoing basis. Although the Company is not aware of any material operational issues, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address the year 2000. A potential source of risk includes, but is not limited to, the inability of principal suppliers to be year 2000 compliant, which could result in an interruption of the Company's services. The Company currently does not have a formal contingency plan. If unforeseen problems are encountered that relate to the year 2000, possible solutions will be evaluated and the most efficient will be enacted.

            As of March 30, 2000, the Company has not experienced any materially important business disruptions or system failures as a result of year 2000 issues nor is it aware of any year 2000 issues that have impacted its suppliers or other significant third parties to an extent significant to the Company. However, year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Consequently, there can be no assurance that unforeseen circumstances may not arise, or that the Company will not in the future identify equipment or systems which are not year 2000 compliant.

                                               Consolidated Financial Statements
                                                                       Page F-39