Form 10QSB
period 2000-03-31
GEOKINETICS INC
filed 2000-05-12
CIK 314606

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    MARCH 31, 2000

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________________

Commission File Number        0-9268

                                GEOKINETICS INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               DELAWARE                                  94-1690082
     ------------------------------             ------------------------------
    (State or other jurisdiction of            (I.R.S. Employer Identification
    incorporation or organization)                         Number)

8401 WESTHEIMER, SUITE 150  HOUSTON, TEXAS                      77063
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

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

            Yes     [X]              No       [ ]

On March 31, 2000, there were 19,367,156 shares of Registrant's common stock ($.01 par value) outstanding.

                                GEOKINETICS INC.

                                      INDEX

PART I.     FINANCIAL INFORMATION                                       PAGE NO.
                                                                        --------

            Item 1. Financial Statements ...................................   3

                  Condensed Statements of Financial Position
                        March 31, 2000 and December 31, 1999.................  3

                  Condensed Statements of Operations
                        Three Months Ended
                        March 31, 2000 and 1999..............................  5

                  Condensed Statements of Cash Flows
                        Three  Months Ended
                        March 31, 2000 and 1999..............................  6

                  Notes to Interim Financial Statements......................  7

            Item 2. Management's Discussion and
                        Analysis or Plan of Operation........................ 10

PART II.    OTHER INFORMATION

            Item 5.  Other Information....................................... 12

            Item 6.  Exhibits and Reports on Form 8-K........................ 13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                GEOKINETICS INC.
                   Condensed Statements of Financial Position

                                     ASSETS

                                                      MARCH 31       DECEMBER 31
                                                        2000            1999
                                                      UNAUDITED        AUDITED
                                                     -----------     -----------
Current Assets:

    Cash .......................................     $ 1,936,352     $ 2,677,996
    Receivables .................................      2,425,409       3,272,110
    Prepaid expenses ...........................         465,990         411,489
    Current portion of note receivable .........          51,251            --
                                                     -----------     -----------
        Total Current Assets ...................       4,879,002       6,361,595

Property and Equipment:
    Equipment, net of depreciation .............      10,404,707      11,586,033
    Buildings, net of depreciation .............         260,341         268,444
    Land .......................................          23,450          23,450
                                                     -----------     -----------
        Total Property and Equipment ...........      10,688,498      11,877,927

Other Assets:
    Note receivable, net of current portion ....         198,749            --
    Deferred charges ...........................          56,150          44,534
    Restricted investments .....................          71,700         106,700
    Other assets ...............................          24,816          78,097
    Goodwill ...................................      24,297,601      25,781,443
                                                     -----------     -----------
        Total Other Assets .....................      24,649,016      26,010,774
                                                     -----------     -----------
            Total Assets .......................     $40,216,516     $44,250,296
                                                     ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     MARCH 31      DECEMBER 31
                                                       2000            1999
                                                     UNAUDITED       AUDITED
                                                   ------------    ------------
Current Liabilities:
    Current maturities of long-term debt .......   $    558,338    $    713,280
    Current portion of capital lease ...........        340,318            --
    Accounts payable ...........................        880,269       1,182,144
    Accrued liabilities ........................      2,406,426       4,229,882
    Notes payable ..............................        316,141         398,109
    Advances for lease bank ....................        185,500         185,500
    Other current liabilities ..................          9,838          21,418
                                                   ------------    ------------
        Total Current Liabilities ..............      4,696,830       6,730,333

Long-Term Liabilities:
    Long-term debt, net of current maturities ..     54,048,280      51,267,997
    Capital lease, net of current maturities ...        152,361            --
                                                   ------------    ------------
        Total  Long-Term Liabilities ...........     54,200,641      51,267,997

Other Liabilities:
    Deferred gain ..............................        327,250         359,974
                                                   ------------    ------------
         Total Liabilities .....................     59,224,721      58,358,304

Stockholders' Equity:
     Common stock, $.01 par value,
        100,000,000 shares authorized,
        19,367,156 shares outstanding at
        March 31, 2000, 19,332,480 outstanding
        at March 31, 1999 ......................        193,672         193,672
     Additional paid in capital ................     33,019,248      33,019,248

     Treasury stock ............................       (142,500)           --
     Accumulated deficit .......................    (52,078,625)    (47,320,928)
                                                   ------------    ------------
        Total Stockholders' Equity .............    (19,008,205)    (14,108,008)
                                                   ------------    ------------
            Total Liabilities and
              Stockholders' Equity .............   $ 40,216,516    $ 44,250,296
                                                   ============    ============

                                 GEOKINETICS INC.
                       Condensed Statements of Operations

                                                       THREE MONTHS ENDED
                                                            MARCH 31
                                                          (UNAUDITED)
                                                   ----------------------------
                                                       2000            1999
                                                   ------------    ------------
Revenues:
    Seismic revenue ............................   $    368,245    $  1,973,041
    Data processing revenue ....................      1,955,181       3,009,531
                                                   ------------    ------------
        Total Revenues .........................      2,323,426       4,982,572

Expenses:
    General and administrative .................        554,845         785,235
    Seismic operating expense ..................      1,215,071       2,582,685
    Data processing expense ....................      1,478,614       1,617,176
    Amortization expense .......................      1,002,268         931,183
    Depreciation expense .......................      1,000,209       1,656,648
                                                   ------------    ------------
        Total Expenses .........................      5,251,007       7,572,927
                                                   ------------    ------------
Loss from operations ...........................     (2,927,581)     (2,590,355)

Other Income (Expense):
     Interest income ...........................         28,882          29,646
     Other income ..............................          4,665           2,768
     Interest expense ..........................     (1,863,662)     (1,630,905)
                                                   ------------    ------------
        Total Other Income .....................     (1,830,115)     (1,598,491)

Loss before provision for income tax ...........     (4,757,696)     (4,188,846)

Provision for income tax .......................           --              --
                                                   ------------    ------------
Loss before discontinued operations ............     (4,757,696)     (4,188,846)

Loss from Discontinued Operations:
     Loss from oil and gas operations ..........           --           (71,361)
                                                   ------------    ------------
Net Loss .......................................   $ (4,757,696)   $ (4,260,207)
                                                   ============    ============
Earnings (Loss) per common share - Basic
     Loss from continuing operations ...........   $      (0.25)   $     (0.216)
     Loss from discontinued operations .........           --            (0.004)
                                                   ------------    ------------
Net Loss .......................................   $      (0.25)   $      (0.22)
                                                   ============    ============
Weighted average common shares and equivalents
  outstanding ..................................     19,367,156      19,332,480
                                                   ============    ============

                                GEOKINETICS INC.
                       Condensed Statements of Cash Flows

                                                    THREE MONTHS ENDED MARCH 31
                                                             (unaudited)
                                                     --------------------------
                                                        2000           1999
                                                     -----------    -----------
OPERATING ACTIVITIES
Net Loss .........................................   $(4,757,695)   $(4,260,207)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
     Depreciation and amortization ...............     2,002,477      2,592,374
     Deferred gain recognized ....................       (32,724)          --
     Changes in operating assets and
       liabilities, net of subsidiary disposition
         Accounts receivable and work in
           progress ..............................       388,738      2,881,228
         Prepaid expenses and other assets .......       (91,643)       168,456
         Accounts payable ........................       (97,910)    (2,172,655)
         Accrued liabilities and deferred
           revenue ...............................     2,228,184      1,212,578
                                                     -----------    -----------
             Net cash provided (used) in
               operating activities ..............      (360,573)       421,774

INVESTING ACTIVITIES
     Purchases of capital assets .................        (8,837)       (36,988)
     Receipt of deposits and other ...............        52,742           --
                                                     -----------    -----------
             Net cash provided (used) in
               investing activities ..............        43,905        (36,988)

FINANCING ACTIVITIES
     Proceeds from short term debt ...............          --          699,341
     Payments on software financing ..............       (89,496)          --
     Principal paid on long term debt ............      (264,371)      (259,895)
     Principal paid on short term debt ...........       (81,968)      (361,645)
                                                     -----------    -----------
             Net cash provided (used) in financing
               activities ........................      (435,835)        77,801

Net increase (decrease) in cash ..................      (752,503)       462,587
Cash deficit of subsidiary sold ..................        10,859           --
Cash at beginning of period ......................     2,677,996      2,705,581
                                                     -----------    -----------
Cash at end of period ............................   $ 1,936,352    $ 3,168,168
                                                     ===========    ===========

Significant non-cash transactions:

      A subsidiary of the Company was sold during the first quarter of 2000 for a note and previously issued shares of common stock.

      Notes were issued during the first quarter of 2000 in payment of the accrued interest of $3,151,142 due on Senior Secured Notes.

      Software purchased in 1999 was refinanced in January 2000 with a capital lease in the amount of $582,174.

NOTES TO INTERIM FINANCIAL STATEMENTS

1.    METHOD AND BASIS OF PRESENTATION

      The interim financial statements contained herein have been prepared in accordance with the instructions to Form 10-QSB and include all adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position and results of operations for the interim period reported. The financial statements are condensed and should be read in conjunction with the financial statements and related notes included in the Registrant's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1999. A summary of accounting policies and other significant information is included therein.

      These financial statements are prepared assuming that the Company will continue as a going concern. They do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that would be necessary in the event the Company cannot continue in existence.

      During 1999, the seismic service industry experienced an unprecedented downturn which severely constrained the Company's working capital position. During this period, management developed a financial and operational plan to carry the Company's operations through the year 2000. One component of this plan included a restructuring of the Company's long term debt which was completed in the fourth quarter of 1999. The restructuring provided the Company with additional funding, in the amount of $5,895,000, and the option, during 2000, to make interest payments due on its 13.5% Senior Secured Notes either in cash or by issuing additional notes. The plan also included disposing of the Company's oil and gas operations as well as one of its seismic acquisitions subsidiaries.

      As a result of the above outlined conditions and plan implementation, the Company incurred a loss of approximately $30.4 million during 1999 and a loss of approximately $4.8 million incurred in the first quarter of 2000. These results have left the Company with a deficit equity position of approximately $19 million at March 31, 2000.

      Management believes that this plan, along with the deferral of certain accrued expenses, will provide sufficient liquidity to continue operations through 2000. As noted above, the Company has the option to avoid making cash interest payments on its 13.5% Senior Secured Notes during 2000. As presently structured, the Company will be required to make a cash interest payment of approximately $3.9 million on March 15, 2001. Under current conditions, continued operations by the Company through the due date for this payment will be dependent upon a continued forbearance by the holders of the Company's 13.5% Senior Secured Notes.

2.    LONG TERM DEBT

      At March 31, 2000, the Company's long term debt was $54,606,618, including $558,338 in current maturities. Long term debt is presented net of unamortized Original Issue Discount, totaling $3,418,363. Long term debt consists primarily of (i) 13 1/2% Senior Secured Notes, due 2005, in the amount of $48,164,526,
(ii) 13 1/2% Senior Secured Notes, due 2002, in the amount of $6,239,616, (iii) a note to a financial institution, bearing interest at prime plus 1 1/2%, in the amount of $3,513,020 and (iv) a note to a financial institution, bearing interest at prime in the amount of $107,819.

      On March 15, 2000 interest due on the Company's Senior Secured Notes was paid by issuing additional notes totaling $3,151,142. This amount is included in the balances set out above.

3.    SALE OF SUBSIDIARY

      The Company sold its wholly-owned subsidiary Reliable Exploration, Inc. (Reliable) on February 23, 2000, effective January 1, 2000. The Company continues its seismic acquisition operations through Quantum Geophysical, Inc.

      An impairment reserve and loss of $2.14 million was recorded at December 31, 1999 to reflect Reliable's net assets and related goodwill at their net realizable values.

      The condensed financial statements at March 31, 1999 included the following related to Reliable:

Total assets (net of intercompany
  activity) .............................................           $   524,821
Total liabilities (net of
  intercompany activity) ................................           $ 1,240,156
Seismic revenue .........................................           $   523,913
Net income (loss) .......................................           $  (165,855)
Net loss per share ......................................           $     (0.01)

4. SEGMENT INFORMATION

The following table sets forth the Company's significant information from reportable segments.

                                        FOR THE QUARTER ENDED MARCH 31, 2000
                                    -------------------------------------------
                                      SEISMIC          DATA
                                     ACQUISITION     PROCESSING       TOTALS
                                    ------------    ------------   ------------
Revenues from external customers    $    368,245    $  1,955,181   $  2,323,426

Segment Profit (Loss) ...........     (1,949,459)        107,455     (1,842,004)

Segment Assets ..................     21,391,303      17,401,684     38,792,987


                                        FOR THE QUARTER ENDED MARCH 31, 1999
                                    -------------------------------------------
                                      SEISMIC          DATA
                                     ACQUISITION     PROCESSING        TOTALS
                                    ------------    ------------   ------------
Revenues from external customers    $  1,973,041    $  3,009,532   $  4,982,573

Segment Profit (Loss) ...........     (2,741,266)      1,040,180     (1,701,086)

Segment Assets ..................     35,467,273      11,370,044     46,837,317


The following table reconciles reportable segment losses to consolidated losses.

                                                         FOR THE QUARTER ENDED
                                                                MARCH 31
                                                        --------------------------
                                                           2000           1999
                                                        -----------    -----------

PROFIT OR LOSS
Total profit or loss for reportable segments ........   $(1,842,004)    (1,701,086)
Unallocated amounts:
  Corporate expenses net of interest earnings .......      (208,628)      (339,879)
  Corporate interest expense ........................        (6,919)       (22,524)
  Interest expense on acquisitions indebtedness .....    (1,747,514)    (1,200,000)
  Depreciation and amortization of goodwill and other      (952,630)      (925,357)
  Loss from discontinued oil and gas segment ........                      (71,361)
                                                        -----------    -----------
    Total Consolidated Loss .........................   $(4,757,695)   $(4,260,207)
                                                        ===========    ===========

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

      At March 31, 2000, the Company's financial position reflects (i) the seismic acquisition services being conducted by Quantum Geophysical, Inc., and
(ii) the seismic data processing, software and consultation services being provided by Geophysical Development Corporation.

      The ongoing downturn in the seismic service sector continues to negatively impact the Company's financial results. While commodity prices have rebounded significantly from their lows attained in early 1999, demand for the Company's services has not, as yet, been positively affected. During the quarter ended March 31, 2000, the Company operated one seismic acquisition crew on a non-continuous basis. The Company has the capacity to operate as many as three seismic acquisition crews. During the quarter, the Company's data processing segment had a significant portion of its computing capability unutilized. The Company anticipates that demand for its seismic acquisition and seismic data processing services will remain weak during the second quarter of 2000.

RESULTS OF OPERATIONS

      Revenues for the three months ended March 31, 2000 were $2,323,486 as compared to $4,982,572 for the same period of fiscal 1999, a decrease of 53%. Revenues declined as a result of the continuing weakness in demand for the Company's services. Due to the significant reduction in demand for the services the Company provides, the Company has also been forced to significantly reduce the prices it charges for such services.

      Operating expenses for the three month period were $2,693,685 as compared to $4,199,861 for the same period of fiscal 1999, a decrease of 36%. The decrease in operating expenses is a result of the continued weakness in demand for the Company's services.

      General and administrative expenses for the three months ended March 31, 2000 totaled $554,845 as compared to $785,235 for the same period of fiscal 1999, a decrease of 29%. The decrease in general and administrative expenses is a result of the Company's ongoing efforts to reduce costs by implementing staff reductions and limiting third party expenditures.

      Depreciation and Amortization expenses for the quarter ended March 31, 2000 totaled $2,002,477 as compared to $2,587,831 for the same period of fiscal 1999, a decrease of 23%. The decrease in depreciation and amortization expenses is a result of a restructuring of its debt obligations to the principal equipment supplier for the Company's seismic acquisition operations, the sale of Reliable Exploration, Incorporated, effective January 1, 2000 and the discontinuance of the Company's oil and gas operations which occurred in mid 1999.

      Interest expense (net of interest income) for the three months ended March 31, 2000 was $1,830,115 as compared to $1,598,491 for the same period of fiscal 1999, an increase of 14%. The increase in interest expense is a result of (i) the restructuring on October 1, 1999 of the Company's $40,000,000 12% Senior Subordinated debt financing of April 1998, in which the Company exchanged this debt for 13.5% Senior Secured debt in the amount of $45,358,000, inclusive of accrued unpaid interest of $5,358,000 and (ii) the Company's closing of an aggregate of $5,895,000 in 13.5% Senior Secured debt financing on October 1 and November 30, 1999.

      The Company had a net loss of $4,757,696, or $(0.25) per share, for the three months ended March 31, 2000 as compared to a net loss of $4,260,207, or $(0.22) per share, for the three months ended March 31, 1999. This result is due to the continuing weak demand for the Company's services as well as an increase in interest expense. The loss at March 31, 1999 included a loss from discontinued oil and gas operations of $71,361 or $(0.004) per share.

LIQUIDITY AND CAPITAL RESOURCES

      During 1999, the seismic service industry experienced an unprecedented downturn which severely constrained the Company's working capital position. These conditions continued in the first quarter of 2000. As a result of these conditions, the Company incurred a loss of approximately $30.4 million during 1999 and a loss of approximately $4.8 million in the first quarter of 2000. These results have left the Company with an equity deficit of approximately $19 million at March 31, 2000.

      On October 1, 1999 the Company entered into a Securities Purchase Agreement ("Purchase Agreement") with DLJ Partners, L.P. ("DLJ") and certain additional investors (collectively, the "Purchasers"), pursuant to which the Company completed a restructuring of its $40,000,000 12% Senior Subordinated Notes due April 2005 ("Prior Notes") and received an additional $4,000,000 from the Purchasers, the holders of the Prior Notes, and $1,000,000 from other sources. On November 30, 1999, the Company received an additional $895,000 from other investors. The restructuring involved the Company exchanging the Prior Notes for its 13.5% Senior Secured Notes due 2005 in the aggregate principal amount of $45,358,000 (the "2005 Notes") and the Company issuing $5,895,000 of its 13.5% Senior Secured Notes due 2002 (the "2002 Notes") for the additional funding received on October 1, 1999 and November 30, 1999. This transaction provided the Company with the option, during 2000, to make interest payments due on the 13.5% Senior Secured Notes either in cash or by issuing additional notes. On March 15, 2000, the Company elected to issue an additional $3,151,142 of 13.5% Senior Secured Notes, ($2,806,526 due 2005 and $344,616 due 2002) in
satisfaction of the interest payment which came due on that day.

      At March 31, 2000, the Company had cash balances of $1,936,352. The Company believes this cash, anticipated cash flow from its seismic acquisition and seismic data processing operations, and the continued deferral of certain accrued expenses will be sufficient to meet its working capital requirements for the immediate future. As noted above, the Company has the option to avoid making cash interest payments on its 13.5% Senior Secured Noted during 2000. As presently structured, the Company will be required to make a cash interest payment of approximately $3.9 million on March 15, 2001. Under current conditions, continued operations by the Company through the due date for this payment will be dependent upon a continued forbearance by the holders of the Company's 13.5% Senior Secured Notes.

      The Company's ability to expand its business operations is dependent upon the availability of internally generated cash flow and external financing activities. Such financing may consist of bank or commercial debt, equity or debt securities or any combination thereof. There can be no assurance that the Company will be successful in obtaining additional financing when required. Any substantial alteration or increase in the Company's capitalization through the issuance of debt or equity securities or otherwise may significantly decrease the financial flexibility of the Company. Due to uncertainties regarding the changing market for seismic services, technological changes, and other matters associated with the Company's operations, the Company is unable to estimate the amount of any financing that it may need to acquire, upgrade and maintain its equipment and continue its diversification as a full-scale geotechnological enterprise. If the Company is unable to obtain such financing when needed, it will be forced to curtail its business objectives, and to finance its business activities with only such internally generated funds as may then be available.

                            PART II OTHER INFORMATION

ITEM 5. OTHER INFORMATION

      During 1998, a customer of a subsidiary of the Company defaulted on payment of $2.8 million due the Company for seismic data acquisition services performed by its subsidiary. The Company obtained a judgment against the customer in the amount of the outstanding obligation plus interest and attorney's fees. As a result of the customer's subsequent bankruptcy proceeding, the Company determined that the obligation was not collectible and charged the amount against earnings during the fourth quarter of 1998. On February 17, 2000, the Company entered into a compromise and settlement of all claims it had against the customer and any other involved party. As part of the settlement agreement, the Company received an ownership interest in approximately 200 miles of previously recorded seismic data located in the Atchafalaya Basin of Louisiana. No value has been assigned to the data and income will be recognized upon any subsequent sale.

      As of April 30, 2000, the Company had not experienced any materially important business disruption or systems failures as a result of year 2000 issues nor was it aware of any year 2000 issues that impacted its suppliers or other third parties to an extent significant to the Company. However, year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Consequently, there can be no assurance that unforeseen circumstances may not arise, or that the Company will not in the future identify equipment or systems which are not year 2000 compliant.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

                  None.

      (b)   Reports on Form 8-K:

                  On March 8, 2000, the Company filed a Current Report on Form 8-K under Item 5 concerning the sale of Reliable Exploration, Incorporated. No financial statements were included in such Form 8-K.

                                    SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GEOKINETICS INC.
                                      (Registrant)

Date:  May 12, 2000                   __________________________________________
                                      Thomas J. Concannon
                                      Vice President and Chief Financial Officer