Form 10QSB
period 2000-06-30
GEOKINETICS INC
filed 2000-08-11
CIK 314606

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  JUNE 30, 2000
                               -------------------------------------------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     TO
                               -------------------    --------------------------

Commission File Number                 0-9268
                       ---------------------------------------------------------

                                GEOKINETICS INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               DELAWARE                                  94-1690082
----------------------------------------  --------------------------------------
    (State or other jurisdiction of          (I.R.S. Employer Identification
    incorporation or organization)                        Number)

8401 WESTHEIMER, SUITE 150  HOUSTON, TEXAS                 77063
--------------------------------------------------------------------------------
 (Address of principal executive offices)                (Zip Code)

Small Business Issuer's telephone number, including area code   (713) 850-7600
                                                              ------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes [X]                                             No [ ]

On June 30, 2000, there were 18,992,156 shares of Registrant's common stock ($.01 par value) outstanding.

                                GEOKINETICS INC.

                                      INDEX

PART I.     FINANCIAL INFORMATION                                  PAGE NO.
                                                                   --------

            Item 1. Financial Statements...........................   3

                    Condensed Statements of Financial Position
                      June 30, 2000 and December 31, 1999..........   3

                    Condensed Statements of Operations
                      Three Months and Six Months Ended
                      June 30, 2000 and 1999.......................   5

                    Condensed Statements of Cash Flows
                      Six Months Ended June 30, 2000 and 1999......   6

                    Notes to Interim Financial Statements..........   7

            Item 2. Management's Discussion and
                      Analysis or Plan of Operation................  10


PART II.    OTHER INFORMATION

            Item 5.  Other Information.............................  13

            Item 6.  Exhibits and Reports on Form 8-K..............  13

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                GEOKINETICS INC.
                   Condensed Statements of Financial Position

                                     ASSETS

                                                                                                  JUNE 30,             DECEMBER 31,
                                                                                                    2000                  1999
                                                                                                  UNAUDITED              AUDITED
                                                                                               ---------------       ---------------
Current Assets:
    Cash ...............................................................................       $     1,694,290       $     2,677,996
    Receivables ........................................................................             2,433,841             3,272,110
    Prepaid expenses ...................................................................               409,453               411,489
    Current portion of note receivable .................................................                76,785                  --
                                                                                               ---------------       ---------------


        Total Current Assets ...........................................................             4,614,369             6,361,595

Property and Equipment:
    Equipment, net of depreciation .....................................................             8,990,092            11,586,033
    Buildings, net of depreciation .....................................................               258,721               268,444
    Land ...............................................................................                23,450                23,450
                                                                                               ---------------       ---------------

        Total Property and Equipment ...................................................             9,272,263            11,877,927

Other Assets:
    Note receivable, net of current portion ............................................               173,216                  --
    Deferred charges ...................................................................               201,678                44,534
    Restricted investments .............................................................               121,700               106,700
    Other assets .......................................................................                48,319                78,097
    Goodwill ...........................................................................            23,585,484            25,781,443
                                                                                               ---------------       ---------------

        Total Other Assets .............................................................            24,130,397            26,010,774
                                                                                               ---------------       ---------------

            Total Assets ...............................................................       $    38,017,029       $    44,250,296
                                                                                               ===============       ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                  JUNE 30,           DECEMBER 31,
                                                                                                    2000                 1999
                                                                                                  UNAUDITED             AUDITED
                                                                                               ---------------      ---------------
Current Liabilities:
    Current maturities of long-term debt .................................................     $       461,728      $       713,280
    Current portion of capital lease .....................................................             300,449                 --
    Accounts payable .....................................................................           1,253,798            1,182,144
    Accrued liabilities ..................................................................           5,571,395            4,229,882
    Notes payable ........................................................................              79,087              398,109
    Advances for lease bank ..............................................................             185,500              185,500
    Other current liabilities ............................................................               9,838               21,418
                                                                                               ---------------      ---------------
        Total Current Liabilities ........................................................           7,861,795            6,730,333

Long-Term Liabilities:
    Long-term debt, net of current maturities ............................................          54,169,137           51,267,997
    Capital lease, net of current maturities .............................................             106,335                 --
                                                                                               ---------------      ---------------
        Total Long-Term Liabilities ......................................................          54,275,472           51,267,997

Other Liabilities:
    Deferred gain ........................................................................                --                359,974
                                                                                               ---------------      ---------------
         Total Liabilities ...............................................................          62,137,267           58,358,304

Stockholders' Equity:
     Common stock, $.01 par value, 100,000,000  shares
        authorized, 19,367,156 shares issued at
        June 30, 2000, 19,367,156 issued at
        December 31, 1999 ................................................................             193,672              193,672
     Additional paid in capital ..........................................................          33,019,248           33,019,248
     Accumulated deficit .................................................................         (57,190,658)         (47,320,928)
                                                                                               ---------------      ---------------
                                                                                                   (23,977,738)         (14,108,008)
     Less common stock in treasury at cost -- 375,000 shares in 2000 .....................            (142,500)                --
                                                                                               ---------------      ---------------
        Total Stockholders' Equity .......................................................         (24,120,238)         (14,108,008)
                                                                                               ---------------      ---------------
            Total Liabilities and Stockholders' Equity ...................................     $    38,017,029      $    44,250,296
                                                                                               ===============      ===============

                                GEOKINETICS INC.
                       Condensed Statements of Operations

                                                              THREE MONTHS ENDED JUNE 30               SIX MONTHS ENDED JUNE 30
                                                                     (UNAUDITED)                             (UNAUDITED)
                                                           ------------        ------------        ------------        ------------
                                                               2000                1999               2000                1999
                                                           ------------        ------------        ------------        ------------
Revenues:
  Seismic revenue ..................................       $  1,408,334        $  1,268,750        $  1,776,579        $  3,241,791
  Data processing revenue ..........................          1,266,682           1,818,889           3,221,863           4,828,420
                                                           ------------        ------------        ------------        ------------
          Total Revenues ...........................          2,675,016           3,087,639           4,998,442           8,070,211

Expenses:
  General and administrative .......................            505,732             705,223           1,060,577           1,490,458
  Seismic operating expense ........................          2,149,707           1,795,426           3,364,778           4,378,111
  Data processing expense ..........................          1,288,094           1,636,695           2,766,708           3,253,871
  Amortization expense .............................          1,002,269             935,489           2,004,537           1,866,672
  Depreciation expense .............................          1,000,209           1,660,121           2,000,418           3,316,769
                                                           ------------        ------------        ------------        ------------
          Total Expenses ...........................          5,946,011           6,732,954          11,197,018          14,305,881
                                                           ============        ============        ============        ============

Loss from Operations ...............................         (3,270,995)         (3,645,315)         (6,198,576)         (6,235,670)

Other Income (Expense):
  Interest income ..................................             25,655              25,362              54,537              55,008
  Other income .....................................             83,820                 858              88,485               3,626
  Interest expense .................................         (1,950,512)         (1,580,178)         (3,814,174)         (3,211,083)
                                                           ------------        ------------        ------------        ------------
          Total Other (Expense) ....................         (1,841,037)         (1,553,958)         (3,671,152)         (3,152,449)

Loss before provision for income tax ...............         (5,112,032)         (5,199,273)         (9,869,728)         (9,388,119)

Provision for income tax ...........................               --                  --                  --                  --
                                                           ------------        ------------        ------------        ------------

Loss before discontinued operations ................         (5,112,032)         (5,199,273)         (9,869,728)         (9,388,119)

Income from Discontinued Operations:
  Income (loss) from oil & gas operations ..........               --                10,781                --               (60,580)
                                                           ------------        ------------        ------------        ------------
Net Loss ...........................................       $ (5,112,032)       $ (5,188,492)       $ (9,869,728)       $ (9,448,699)
                                                           ============        ============        ============        ============

Earning (Loss) per common share-Basic
  Loss from continuing operations ..................       $      (0.27)       $      (0.27)       $      (0.52)       $      (0.49)
  Income from discontinued operations ..............               0.00                0.00                0.00                0.00
                                                           ------------        ------------        ------------        ------------
Net Loss ...........................................       $      (0.27)       $      (0.27)       $      (0.52)       $      (0.49)
                                                           ============        ============        ============        ============

Weighted average common shares and
  equivalents outstanding ..........................         18,992,156          19,322,480          19,101,359          19,322,480
                                                           ============        ============        ============        ============

                             GEOKINETICS INC.
                    Condensed Statements of Cash Flows

                                                                                                    SIX MONTHS ENDED JUNE 30
                                                                                                          (UNAUDITED)
                                                                                           ----------------------------------------
                                                                                                  2000                  1999
                                                                                           ------------------    ------------------
OPERATING ACTIVITIES
Net Loss ...............................................................................   $       (9,869,728)   $       (9,448,699)
Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities
     Depreciation and amortization .....................................................            4,004,955             5,191,943
     Deferred gain, net of write-down ..................................................             (116,544)                 --
     Changes in operating assets and liabilities
         Accounts receivable and work in progress ......................................              380,305             4,555,741
         Prepaid expenses and other assets .............................................             (254,137)                2,090
         Accounts payable ..............................................................              275,619            (3,154,505)
         Accrued liabilities and deferred revenue ......................................            5,360,428             2,373,152
                                                                                           ------------------    ------------------
             Net cash (used) in operating activities ...................................             (219,102)             (480,278)

INVESTING ACTIVITIES
     Receipt of deposits and other .....................................................               52,742                  --
     Proceeds from insurance settlement ................................................                 --                  21,504
     Purchases of capital assets .......................................................              (12,268)             (117,705)
                                                                                           ------------------    ------------------
             Net cash provided (used) in investing activities ..........................               40,474               (96,201)

FINANCING ACTIVITIES
     Proceeds from short term debt .....................................................                 --                 765,493
     Principal paid on capital lease ...................................................             (175,391)                 --
     Principal paid on long term debt ..................................................             (480,048)             (520,124)
     Principal paid on short term debt .................................................             (160,498)             (754,154)
                                                                                           ------------------    ------------------
             Net cash (used) in financing activities ...................................             (815,937)             (508,785)

Net (decrease) in cash .................................................................             (994,565)           (1,085,264)

Cash deficit of subsidiary sold ........................................................               10,859                  --
Cash at beginning of period ............................................................            2,677,996             2,705,581
                                                                                           ------------------    ------------------
Cash at end of period ..................................................................   $        1,694,290    $        1,620,317
                                                                                           ==================    ==================

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

      During 1999 the seismic service industry experienced an unprecedented downturn which severely constrained the Company's working capital position. During this period, management developed a financial and operational plan to carry the Company's operations through the year 2000. One component of this plan included a restructuring of the Company's long term debt, which was completed in the fourth quarter of 1999. The restructuring provided the Company with additional funding, in the amount of $5,895,000, and the option, during 2000, to make interest payments due on its 13.5% Senior Secured Notes either in cash or by issuing additional notes. The plan also included disposing of the Company's oil and gas operations and one of its seismic acquisitions subsidiaries.

      As a result of the above outlined conditions and plan implementation, the Company incurred a loss of approximately $30.4 million during 1999 and a loss of approximately $9.9 million incurred in the first six months of 2000. These results have left the Company with a deficit equity position of approximately $24 million at June 30, 2000.

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

2.    LONG TERM DEBT

      At June 30, 2000, the Company's long term debt was $54,630,865, including $461,728 in current maturities. Long term debt is presented net of unamortized Original Issue Discount, totaling $3,178,438. Long term debt consists primarily of (i) 13 1/2% SenioR Secured Notes, due 2005, in the amount of $48,164,526,
(ii) 13 1/2% Senior Secured Notes, due 2002, in the amount of $6,239,616 and
(iii) a note to a financial institution, bearing interest at prime plus 1 1/2%, in the amount of $3,405,161.

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

      The Company's condensed financial statements at June 30, 1999 included the following related to Reliable:

         Total assets (net of intercompany activity)                 $  524,209
         Total liabilities (net of intercompany activity)            $1,327,991
         Seismic revenue                                             $  998,984
         Net income (loss)                                           $ (271,793)
         Net loss per share                                          $    (0.01)

4.    SEGMENT INFORMATION

The following table sets forth the Company's significant information from reportable segments:

                                                                               FOR THE QUARTER ENDED JUNE 30, 2000
                                                               --------------------------------------------------------------------
                                                                     SEISMIC                   DATA
                                                                   ACQUISITION              PROCESSING                TOTALS
                                                               --------------------    --------------------    --------------------
Revenues from external customers ...........................   $          1,408,334    $          1,266,681    $          2,675,015

Segment Profit (Loss) ......................................             (2,619,426)             (2,312,556)             (4,932,052)

Segment Assets, net of intercompany.........................             11,455,071              34,105,875              45,560,946

                                                                               FOR THE QUARTER ENDED JUNE 30, 1999
                                                               --------------------------------------------------------------------
                                                                     SEISMIC                   DATA
                                                                   ACQUISITION              PROCESSING                TOTALS
                                                               --------------------    --------------------    --------------------
Revenues from external customers ...........................   $          1,268,749    $          1,818,889    $          3,087,638

Segment Profit (Loss) ......................................             (3,131,268)             (1,769,219)             (4,900,487)

Segment Assets, net of intercompany.........................             26,588,519              30,592,227              57,180,746

                                                                               FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                                               --------------------------------------------------------------------
                                                                     SEISMIC                   DATA
                                                                   ACQUISITION              PROCESSING                TOTALS
                                                               --------------------    --------------------    --------------------
Revenues from external customers ...........................   $          1,776,579    $          3,221,863    $          4,998,442

Segment Profit (Loss) ......................................             (5,349,345)             (4,124,266)             (9,473,611)

Segment Assets, net of intercompany.........................             11,455,071              34,105,875              45,560,946

                                                                               FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                                               --------------------------------------------------------------------
                                                                     SEISMIC                   DATA
                                                                   ACQUISITION              PROCESSING                TOTALS
                                                               --------------------    --------------------    --------------------
Revenues from external customers ...........................   $          3,241,790    $          4,828,420    $          8,070,210

Segment Profit (Loss) ......................................             (6,372,410)             (2,332,149)             (8,704,559)

Segment Assets, net of intercompany.........................             26,588,519              30,592,227              57,180,746

The following table reconciles reportable segment losses to consolidated losses:

                                                                                                 FOR THE QUARTER ENDED JUNE 30
                                                                                          -----------------------------------------
                                                                                                 2000                  1999
                                                                                          ------------------     ------------------
PROFIT OR LOSS
Total profit or loss for reportable segments .........................................    $       (4,932,052)    $       (4,900,487)
Unallocated amounts:
     Corporate expenses net of interest earnings .....................................              (172,642)              (272,283)
     Corporate interest expense ......................................................                (6,750)                (3,129)
     Amortization and depreciation ...................................................                  (588)               (23,374)
Income from discontinued oil and gas segment .........................................                  --                   10,781
                                                                                          ------------------     ------------------
          Total Consolidated Loss ....................................................    $       (5,112,032)    $       (5,188,492)
                                                                                          ==================     ==================

                                                                                               FOR THE SIX MONTHS ENDED JUNE 30
                                                                                          -----------------------------------------
                                                                                                 2000                  1999
                                                                                          ------------------     ------------------
PROFIT OR LOSS
Total profit or loss for reportable segments .........................................    $       (9,473,611)    $       (8,704,559)
Unallocated amounts:
     Corporate expenses net of interest earnings .....................................              (381,272)              (637,326)
     Corporate interest expense ......................................................               (13,669)                  (489)
     Amortization and depreciation ...................................................                (1,176)               (45,745)
Loss from discontinued oil and gas segment ...........................................                  --                  (60,580)
                                                                                          ------------------     ------------------
          Total Consolidated Loss ....................................................    $       (9,869,728)    $       (9,448,699)
                                                                                          ==================     ==================

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

      At June 30, 2000, the Company's financial position reflects (i) the seismic acquisition services being conducted by Quantum Geophysical, Inc., and
(ii) the seismic data processing, software and consultation services being provided by Geophysical Development Corporation.

      The ongoing downturn in the seismic service sector continues to negatively impact the Company's financial results. While energy prices have rebounded significantly from their lows attained in early 1999, demand for the Company's services has not, as yet, been positively affected. During the quarter ended June 30, 2000, the Company operated one seismic acquisition crew. The Company has the capacity to operate as many as three seismic acquisition crews. During the quarter, the Company's data processing segment had a significant portion of its computing capability unutilized. The Company anticipates that third quarter results will continue to be negatively impacted by the ongoing industry slump.

RESULTS OF OPERATIONS

      Revenues for the six months ended June 30, 2000 were $4,998,442 as compared to $8,070,211 for the same period of fiscal 1999, a decrease of 38%. For the three months ended June 30, 2000, revenues totaled $2,675,016 as compared to $3,087,639 for the same period of fiscal 1999, a decrease of 13%. Revenues declined due to a continuing weakness in demand for the Company's services as well as a continuing difficult pricing environment.

      Operating expenses for the six month period ended June 30, 2000 were $6,131,486 as compared to $7,631,982 for the same period of fiscal 1999, a decrease of 20%. For the three month period ended June 30, operating expenses increased from $3,432,121 in 1999 to $3,437,801 in 2000, an increase of $5,680.
During the fourth quarter of 1999, the Company completed a restructuring of its debt obligations to its principal equipment supplier for its seismic acquisition operations. As a result of this restructuring, current payments are treated as operating expenses for financial reporting purposes. Prior to the restructuring, the effects of such payments were reflected in depreciation and interest expense in the Company's financial statements. Operating expenses for the six months ended June 30, 1999, on a pro forma basis, would have been $8,930,886 had this restructuring occurred on January 1, 1999. On this basis, operating expenses for the six months ended June 30, 2000 decreased 31% from the same period in 1999. This decrease in operating expenses is a result of the Company's ongoing efforts to control internal costs and limit third party expenditures as well as a continued weakness in demand for the Company's services.

      General and administrative expenses for the six months ended June 30 decreased from $1,490,458 in 1999 to $1,060,577 in 2000, a decrease of 29%. For the three months ended June 30, 2000, general and administrative expenses totaled $505,732 as compared to $705,223 for the same period of fiscal 1999, a decrease of 28%. The decrease in general and administrative expenses is a result of the Company's continuing efforts to contain costs by limiting third party expenditures. The Company had previously instituted staff reductions to reduce its costs and continues to operate at reduced staffing levels.

      Depreciation and amortization expense for the six months ended June 30, 2000 totaled $4,004,955 as compared to $5,183,441 for the same period of fiscal 1999, a decrease of 23%. For the three months ended June 30, 2000, depreciation and amortization expense decreased from $2,595,610 in 1999 to $2,002,478 in 2000, a decrease of 23%. The decrease in depreciation and amortization expense is a result of a restructuring of the Company's debt obligations to the principal equipment supplier for its seismic acquisition operations, the sale of Reliable effective January 1, 2000, and the discontinuance of the Company's oil and gas operations which occurred in mid 1999.

      Interest expense (net of interest income) for the six months ended June 30, 2000 totaled $3,671,152 as compared to $3,152,449 for the period ended June 30, 1999, an increase of 16%. For the three months ended June 30, 2000 interest expense totaled $1,841,037, an increase of 18% from the same period of fiscal 1999. On October 1, 1999, the Company completed a restructuring of its $40,000,000 12% Senior Subordinated Notes due 2005 by exchanging those notes for its 13.5% Senior Secured Notes due 2005. Concurrently with this transaction, the Company received additional funds totaling $5,895,000 and issued $5,895,000 of its 13.5%
Senior Secured Notes due 2002. These transactions are responsible for the increase in interest expense for the six months ended June 30, 2000.

      The Company had a net loss of $9,869,728, or $(0.52) per share, for the six months ended June 30, 2000 as compared to a net loss of $9,448,699, or $(0.49) per share, for the six months ended June 30, 1999. For the three months ended June 30, 2000 the Company had a net loss of $5,112,032, or $(0.27) per share, as compared to a net loss of $5,188,492, or $(0.27) per share, for the three months ended June 30, 1999. These results are due to the continuing weak demand for the Company's services.

LIQUIDITY AND CAPITAL RESOURCES

      During 1999, the seismic service industry experienced an unprecedented downturn which severely constrained the Company's working capital position. These conditions continued in the first half of 2000. As a result of these conditions, the Company incurred a loss of approximately $30.4 million during 1999 and a loss of approximately $9.9 million in the first half of 2000. These results have left the Company with an equity deficit of approximately $24 million at June 30, 2000.

      On October 1, 1999 the Company entered into a Securities Purchase Agreement ("Purchase Agreement") with DLJ Partners, L.P. ("DLJ") and certain additional investors (collectively, the "Purchasers"), pursuant to which the Company completed a restructuring of its $40,000,000 12% Senior Subordinated Notes due April 2005 ("Prior Notes") and received an additional $4,000,000 from the Purchasers, the holders of the Prior Notes, and $1,000,000 from other sources. On November 30, 1999, the Company received an additional $895,000 from other investors. The restructuring involved the Company exchanging the Prior Notes for its 13.5% Senior Secured Notes due 2005 in the aggregate principal amount of $45,358,000 (the "2005 Notes") and the Company issuing $5,895,000 of its 13.5% Senior Secured Notes due 2002 (the "2002 Notes") for the additional funding received on October 1, 1999 and November 30, 1999. This transaction provided the Company with the option, during 2000, to make interest payments due on the 13.5% Senior Secured Notes either in cash or by issuing additional notes. On March 15, 2000, the Company elected to issue an additional $3,151,142 of 13.5% Senior Secured Notes, ($2,806,526 due 2005 and $344,616 due 2002) in
satisfaction of the interest payment which came due on that date.

      At June 30, 2000, the Company had cash balances of $1,694,290. The Company believes this cash, anticipated cash flow from its seismic acquisition and seismic data processing operations, and the continued deferral of certain accrued expenses will be sufficient to meet its working capital requirements for the immediate future. As noted above, the Company has the option to avoid making cash interest payments on its 13.5% Senior Secured Notes during 2000. As presently structured, the Company will be required to make a cash interest payment of approximately $3.9 million on March 15, 2001. Under current conditions, continued operations by the Company through the due date for this payment will be dependent upon a continued forbearance by the holders of the Company's 13.5% Senior Secured Notes.

      The Company's ability to expand its business operations is dependent upon the availability of internally generated cash flow and external financing activities. Such financing may consist of bank or commercial debt, equity or debt securities or any combination thereof. There can be no assurance that the Company will be successful in obtaining additional financing when required. Any substantial alteration or increase in the Company's capitalization through the issuance of debt or equity securities or otherwise may significantly decrease the financial flexibility of the Company. Due to uncertainties regarding the changing market for seismic services, technological changes, and other matters associated with the Company's operations, the Company is unable to estimate the amount of any financing that it may need to acquire, upgrade and maintain its equipment. If the Company is unable to obtain such financing when needed, it will be forced to curtail its business objectives, and to finance its business activities with only such internally generated funds as may then be available.

                            PART II OTHER INFORMATION

ITEM 5. OTHER INFORMATION

      As of July 31, 2000, the Company had not experienced any materially important business disruption or systems failures as a result of year 2000 issues, nor was it aware of any year 2000 issues that impacted its suppliers or other third parties to an extent significant to the Company. However, year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Consequently, there can be no assurance that unforeseen circumstances may not arise, or that the Company will not in the future identify equipment or systems which are not year 2000 compliant.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

                  None.

      (b)   Reports on Form 8-K:

                  None

                                    SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GEOKINETICS INC.
                                      (Registrant)

Date:  August 11, 2000                __________________________________________
                                      Thomas J. Concannon
                                      Vice President and Chief Financial Officer