Form 10QSB
period 2000-09-30
GEOKINETICS INC
filed 2000-11-14
CIK 314606

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 SEPTEMBER 30, 2000
                               -------------------------------------------------

                                       OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

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

                      Yes [X]                No [ ]

On September 30, 2000, there were 18,992,156 shares of Registrant's common stock ($.01 par value) outstanding.

                                GEOKINETICS INC.

                                      INDEX
PART I.     FINANCIAL INFORMATION                                      PAGE NO.
                                                                       --------

            Item 1. Financial Statements...............................   3

                    Condensed Statements of Financial Position
                        September 30, 2000 and December 31, 1999.......   3

                    Condensed Statements of Operations
                        Three Months and Nine Months Ended
                        September 30, 2000 and 1999....................   5

                    Condensed Statements of Cash Flows
                        Nine Months Ended September 30, 2000 and 1999..   6

                    Notes to Interim Financial Statements..............   7

            Item 2. Management's Discussion and
                        Analysis or Plan of Operation..................  10


PART II.    OTHER INFORMATION

            Item 5. Other Information..................................  13

            Item 6. Exhibits and Reports on Form 8-K...................  13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                GEOKINETICS INC.
                   Condensed Statements of Financial Position

                                     ASSETS

                                                SEPTEMBER 30       DECEMBER 31
                                                    2000              1999
                                                  UNAUDITED          AUDITED
                                               ---------------   ---------------
Current Assets:
   Cash ....................................   $       662,772   $     2,677,996
   Receivables .............................         3,858,412         3,272,110
   Prepaid expenses ........................           377,234           411,489
                                               ---------------   ---------------

     Total Current Assets ..................         4,898,418         6,361,595

Property and Equipment:
   Equipment, net of depreciation ..........         8,075,594        11,586,033
   Buildings, net of depreciation ..........           257,100           268,444
   Land ....................................            23,450            23,450
                                               ---------------   ---------------
     Total Property and Equipment ..........         8,356,144        11,877,927

Other Assets:
   Note receivable .........................           250,000              --
   Deferred charges ........................            38,534            44,534
   Restricted investments ..................           121,700           106,700
   Other assets ............................            48,319            78,097
   Goodwill ................................        22,873,368        25,781,443
                                               ---------------   ---------------
     Total Other Assets ....................        23,331,921        26,010,774
                                               ---------------   ---------------

       Total Assets ........................   $    36,586,483   $    44,250,296
                                               ===============   ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                SEPTEMBER 30          DECEMBER 31
                                                                                                    2000                 1999
                                                                                                  UNAUDITED             AUDITED
                                                                                               ---------------      ---------------
Current Liabilities:
    Current maturities of long-term debt .................................................     $       552,608      $       713,280
    Current portion of capital lease .....................................................             275,761                 --
    Accounts payable .....................................................................           2,619,259            1,182,144
    Accrued liabilities ..................................................................           7,708,219            4,229,882
    Notes payable ........................................................................                --                398,109
    Advances for lease bank ..............................................................             180,000              185,500
    Other current liabilities ............................................................               9,838               21,418
                                                                                               ---------------      ---------------
        Total Current Liabilities ........................................................          11,345,685            6,730,333

Long-Term Liabilities:
    Long-term debt, net of current maturities ............................................          54,315,585           51,267,997
    Capital lease, net of current maturities .............................................              42,963                 --
                                                                                               ---------------      ---------------

        Total Long-Term Liabilities ......................................................          54,358,548           51,267,997

Other Liabilities:
    Deferred gain ........................................................................                --                359,974
                                                                                               ---------------      ---------------

         Total Liabilities ...............................................................          65,704,233           58,358,304

Stockholders' Equity:
     Common stock, $.01 par value, 100,000,000 shares
       authorized, 19,367,156 shares issued ..............................................             193,672              193,672
     Additional paid in capital ..........................................................          33,019,248           33,019,248
     Accumulated deficit .................................................................         (62,188,170)         (47,320,928)
                                                                                               ---------------      ---------------
                                                                                                   (28,975,250)         (14,108,008)

     Less common stock in treasury at cost -
       375,000 shares in 2000 ............................................................            (142,500)                --
                                                                                               ---------------      ---------------

        Total Stockholders' Equity .......................................................         (29,117,750)         (14,108,008)
                                                                                               ---------------      ---------------

            Total Liabilities and Stockholders' Equity ...................................     $    36,586,483      $    44,250,296
                                                                                               ===============      ===============

                                GEOKINETICS INC.
                       Condensed Statements of Operations

                                                                  THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                     SEPTEMBER 30                           SEPTEMBER 30
                                                                     (UNAUDITED)                             (UNAUDITED)
                                                           --------------------------------        --------------------------------
                                                               2000                1999                2000                1999
                                                           ------------        ------------        ------------        ------------
Revenues:
    Seismic revenue ................................       $  3,525,102        $    721,432        $  5,301,681        $  3,963,222
    Data processing revenue ........................          1,236,696           2,217,105           4,458,559           7,045,525
                                                           ------------        ------------        ------------        ------------
        Total Revenues .............................          4,761,798           2,938,537           9,760,240          11,008,747
Expenses:
    General and administrative .....................            439,709             651,138           1,500,287           2,141,595
    Seismic operating expense ......................          4,142,124           1,064,675           7,506,902           5,442,787
    Data processing expense ........................          1,223,129           1,674,965           3,989,837           4,928,835
    Amortization expense ...........................          1,002,268             938,160           3,006,805           2,804,832
    Depreciation expense ...........................          1,000,209           1,658,250           3,000,627           4,975,019
                                                           ------------        ------------        ------------        ------------
        Total Expenses .............................          7,807,439           5,987,188          19,004,458          20,293,068
                                                           ------------        ------------        ------------        ------------

Loss from Operation: ...............................         (3,045,641)         (3,048,651)         (9,244,218)         (9,284,321)

Other Income (Expense):
     Interest income ...............................             19,530              17,106              74,066              72,114
     Other income ..................................                500              18,823              88,985              22,449
     Interest expense ..............................         (1,971,902)         (2,328,693)         (5,786,075)         (5,539,776)
                                                           ------------        ------------        ------------        ------------
          Total Other Income (Expense) .............         (1,951,872)         (2,292,764)         (5,623,024)         (5,445,213)

Loss before provision for income tax ...............         (4,997,513)         (5,341,415)        (14,867,242)        (14,729,534)

Provision for income tax ...........................               --                  --                  --                  --

Loss before discontinued operations ................         (4,997,513)         (5,341,415)        (14,867,242)        (14,729,534)

Loss from Discontinued Operations:
     Loss from oil & gas operations ................               --                  --                  --               (60,580)
     Loss on disposition of oil & gas
         operations ................................               --              (565,345)               --              (565,345)
                                                           ------------        ------------        ------------        ------------
Loss from Discontinued Operations ..................               --              (565,345)               --              (625,925)
                                                           ------------        ------------        ------------        ------------

Net Loss ...........................................       $ (4,997,513)       $ (5,906,760)       $(14,867,242)       $(15,355,459)
                                                           ============        ============        ============        ============

Loss per Common Share - Basic
    Loss from continuing operations ................       $      (0.26)       $      (0.28)       $      (0.78)       $      (0.76)
    Loss from discontinued operations ..............               --                  (.03)               --                  (.03)
                                                           ------------        ------------        ------------        ------------
Net Loss ...........................................       $      (0.26)       $      (0.31)       $      (0.78)       $      (0.79)
                                                           ============        ============        ============        ============
Weighted average common shares and
  equivalents outstanding ..........................         18,992,156          19,356,226          19,064,692          19,340,482
                                                           ============        ============        ============        ============

                                GEOKINETICS INC.
                       Condensed Statements of Cash Flows

                                                                                                        NINE MONTHS ENDED
                                                                                                          SEPTEMBER 30
                                                                                                           (UNAUDITED)
                                                                                               ---------------      ---------------
                                                                                                    2000                 1999
                                                                                               ---------------      ---------------
OPERATING ACTIVITIES
Net Loss .................................................................................     $   (14,867,242)     $   (15,355,459)
Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities
     Depreciation and amortization .......................................................           6,007,432            7,780,667
     Loss on disposal of discontinued segment ............................................                --                565,345
     Deferred gain, net of write-down ....................................................            (116,544)                --
     Changes in operating assets and liabilities
         Accounts receivable and work in progress ........................................          (1,044,264)           4,907,359
         Prepaid expenses and other assets ...............................................            (158,298)             108,564
         Accounts payable ................................................................           1,641,072           (3,205,591)
         Accrued liabilities and deferred revenue ........................................           7,596,284            4,944,602
                                                                                               ---------------      ---------------
             Net cash (used) in operating activities .....................................            (941,560)            (254,513)

INVESTING ACTIVITIES
     Receipt of deposits and other .......................................................              52,742               21,504
     Proceeds from sale of assets ........................................................                --                 75,700
     Purchases of capital assets .........................................................            (146,584)            (148,017)
                                                                                               ---------------      ---------------
             Net cash provided (used) in investing activities ............................             (93,842)             (50,813)

FINANCING ACTIVITIES
     Proceeds from long term debt ........................................................             120,345                 --
     Proceeds from short term debt .......................................................                --                765,493
     Advances from noteholders ...........................................................                --              1,000,000
     Proceeds from common stock ..........................................................                --                  9,037
     Principal paid on long term debt ....................................................            (866,441)            (833,717)
     Principal paid on short term debt ...................................................            (244,585)          (1,120,043)
                                                                                               ---------------      ---------------
             Net cash (used) in financing activities .....................................            (990,681)            (179,230)

Net (decrease) in cash ...................................................................          (2,026,083)            (484,556)
Cash deficit of subsidiary sold ..........................................................              10,859                 --
Cash at beginning of period ..............................................................           2,677,996            2,705,581
                                                                                               ---------------      ---------------
Cash at end of period ....................................................................     $       662,772      $     2,221,025
                                                                                               ===============      ===============

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

      During 1999 the seismic service industry experienced an unprecedented downturn which severely constrained the Company's working capital position. During this period, management developed a financial and operational plan to carry the Company's operations through the year 2000. One component of this plan included a restructuring of the Company's long term debt, which was completed in the fourth quarter of 1999. The restructuring provided the Company with additional funding, in the amount of $5,895,000, and the option, during 2000, to make interest payments due on its 13.5% Senior Secured Notes either in cash or by issuing additional notes. The plan also included disposing of the Company's oil and gas operations and one of its seismic acquisition subsidiaries.

      As a result of the above outlined conditions and plan implementation, the Company incurred a loss of approximately $30.4 million during 1999 and a loss of approximately $14.9 million incurred in the first nine months of 2000. These results have left the Company with a deficit equity position of approximately $29 million at September 30, 2000.

      The Company is currently in default on an operating lease with its principal equipment supplier. The Company and such supplier are currently conducting negotiations to resolve this situation. The Company believes that this situation will be resolved to the satisfaction of both parties by November 30, 2000. However, it is possible that a satisfactory result will not be attained. If this occurs, the Company will have difficulty in meeting its ongoing financial obligations in a timely manner.

      Management believes that this plan, along with the deferral of certain accrued expenses and the satisfactory resolution of the above noted default, will provide sufficient liquidity to continue operations through 2000. As noted above, the Company has the option to avoid making cash interest payments on its 13.5% Senior Secured Notes during 2000. As presently structured, the Company will be required to make a cash interest payment of approximately $3.9 million on March 15, 2001. Under current conditions, continued operations by the Company through the due date for this payment will be dependent upon a continued forbearance by the holders of the Company's 13.5% Senior Secured Notes.

2.    LONG TERM DEBT

      At September 30, 2000, the Company's long term debt was $54,868,193, including $552,608 in current maturities. Long term debt is presented net of unamortized Original Issue Discount, totaling $2,938,513. Long term debt consists primarily of (i) 13 1/2% Senior Secured Notes, due 2005, in the amount of $48,164,526, (ii) 13 1/2% Senior Secured Notes, due 2002, in the amount of $6,239,616 and (iii) a note to a financial institution, bearing interest at prime plus 1 1/2%, in the amount of $3,294,551.

3.    SALE OF SUBSIDIARY

      The Company sold its wholly-owned subsidiary, Reliable Exploration, Inc. (Reliable), on February 23, 2000, effective January 1, 2000. The Company continues its seismic acquisition operations through Quantum Geophysical, Inc.

      An impairment reserve and loss of $2.14 million was recorded at December 31, 1999 to reflect Reliable's net assets and related goodwill at their net realizable values.

      The Company's condensed financial statements at September 30, 1999 included the following related to Reliable:

         Total assets (net of intercompany activity)          $   248,591
         Total liabilities (net of intercompany activity)     $ 1,350,815
         Seismic revenue                                      $ 1,259,689
         Net income (loss)                                    $  (471,797)
         Net loss per share                                   $     (0.02)

4.    SEGMENT INFORMATION

The following table sets forth the Company's significant information from reportable segments:

                                                                            FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                                                               --------------------------------------------------------------------
                                                                                               DATA
                                                               SEISMIC ACQUISITION          PROCESSING                TOTALS
                                                               --------------------    --------------------    --------------------
Revenues from external customers ...........................   $          3,525,102    $          1,236,696    $          4,761,798

Segment Profit (Loss) ......................................             (2,586,067)             (2,292,382)             (4,878,449)

Segment Assets, net of intercompany ........................             11,906,797              34,331,564              46,238,361

                                                                            FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                                                               --------------------------------------------------------------------
                                                                                               DATA
                                                               SEISMIC ACQUISITION          PROCESSING                TOTALS
                                                               --------------------    --------------------    --------------------
Revenues from external customers ...........................   $            721,432    $          2,217,105    $          2,938,537

Segment Profit (Loss) ......................................             (3,124,128)             (1,906,302)             (5,030,431)

Segment Assets, net of intercompany ........................             24,750,821              30,790,157              55,540,978

                                                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                               --------------------------------------------------------------------
                                                                                               DATA
                                                               SEISMIC ACQUISITION          PROCESSING                TOTALS
                                                               --------------------    --------------------    --------------------
Revenues from external customers ...........................   $          5,301,681    $          4,458,559    $          9,760,240

Segment Profit (Loss) ......................................             (7,935,412)             (6,416,648)            (14,352,060)

Segment Assets, net of intercompany ........................             11,906,797              34,331,563              46,238,360

                                                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                               --------------------------------------------------------------------
                                                                                               DATA
                                                               SEISMIC ACQUISITION          PROCESSING                TOTALS
                                                               --------------------    --------------------    --------------------
Revenues from external customers ...........................   $          3,963,222    $          7,045,525    $         11,008,747

Segment Profit (Loss) ......................................             (9,496,538)             (4,238,452)            (13,734,990)

Segment Assets, net of intercompany ........................             24,750,821              30,790,156              55,540,977

The following table reconciles reportable segment losses to consolidated losses:

                                                                                                FOR THE QUARTER ENDED SEPTEMBER 30
                                                                                              -------------------------------------
                                                                                                   2000                  1999
                                                                                              ---------------       ---------------
PROFIT OR LOSS
Total profit or loss for reportable segments ...........................................      $    (4,878,449)      $    (5,030,431)
Unallocated amounts:
     Corporate expenses net of interest earnings .......................................             (111,891)             (288,182)
     Corporate interest expense ........................................................               (6,585)               (5,000)
     Amortization and depreciation .....................................................                 (588)              (17,802)
     Loss on disposition of oil and gas segment ........................................                 --                (565,345)
                                                                                              ---------------       ---------------
          Total Consolidated Loss ......................................................      $    (4,997,513)      $    (5,906,760)
                                                                                              ===============       ===============
                                                                                             FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                                                                              -------------------------------------
                                                                                                   2000                  1999
                                                                                              ---------------       ---------------
PROFIT OR LOSS
Total profit or loss for reportable segments ...........................................      $   (14,352,060)      $   (13,734,990)
Unallocated amounts:
     Corporate expenses net of interest earnings .......................................             (493,163)             (925,508)
     Corporate interest expense ........................................................              (20,254)               (5,489)
     Amortization and depreciation .....................................................               (1,764)              (63,547)
Loss from discontinued oil and gas segment .............................................                 --                 (60,580)
Loss on disposition of oil and gas segment .............................................                 --                (565,345)
                                                                                              ---------------       ---------------
          Total Consolidated Loss ......................................................      $   (14,867,241)      $   (15,355,459)
                                                                                              ===============       ===============


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

      At September 30, 2000, the Company's financial position reflects (i) the seismic acquisition services being conducted by Quantum Geophysical, Inc., and
(ii) the seismic data processing, software and consultation services being provided by Geophysical Development Corporation.

      Weak market conditions in the seismic service sector continue to negatively impact the Company's financial results. While energy prices have rebounded significantly from their lows attained in early 1999, demand for the Company's acquisition services was not positively affected until the third quarter of 2000, when the Company mobilized a second crew during August. The Company has the capacity to operate as many as three seismic acquisition crews. Although demand has increased, the Company continues to experience serious competition in the acquisition segment, resulting in gross margins being held at or near historic lows. During the quarter, the Company's data processing segment had a significant portion of its computing capability unutilized. The Company anticipates that fourth quarter results will continue to be negatively impacted by the ongoing industry slump.

RESULTS OF OPERATIONS

      Revenues for the nine months ended September 30, 2000 were $9,760,240 as compared to $11,008,747 for the same period of fiscal 1999, a decrease of 11%. For the three months ended September 30, 2000, revenues totaled $4,761,798 as compared to $2,938,537 for the same period of fiscal 1999, an increase of 62%. Revenues declined during the first half of 2000 due to a continuing weakness in demand for all of the Company's services, however the increase in revenues for the third quarter of 2000 was the result of a significant increase in demand for the Company's seismic acquisition services. The acquisition segment's revenue for the nine months ended September 30, 2000 was $5,301,681 compared to $3,963,222 for the same period of 1999, an increase of 34%. For the three months ended September 30, 2000 seismic acquisition revenue was $3,525,102 as compared to $721,432 for the quarter ended September 30, 1999, an increase of $2,804,610. Demand for the Company's seismic data processing services continued to weaken in the third quarter. Revenues for the three months ended September, 2000 were $1,236,696 as compared to $2,217,105 for the same period of fiscal 1999, a decrease of 44%. For the nine months ended September 30, 2000, revenues were $4,458,559 as compared to $7,045,525 for the same period of fiscal 1999, a decrease of 37%.

      Operating expenses for the nine month period ended September 30, 2000 were $11,496,739 as compared to $10,371,622 for the same period of fiscal 1999, an increase of 11%. For the three month period ended September 30, operating expenses increased from $2,739,640 in 1999 to $5,365,253 in 2000, an increase of $2,625,613. The increases in operating expenses for the quarter and nine months ended September 30, 2000 are due primarily to increased third party and crew costs associated with the increased levels of activity in the acquisition segment. Additionally, during the fourth quarter of 1999, the Company completed a restructuring of its debt obligations to its principal equipment supplier for its seismic acquisition operations. As a result of this restructuring, current payments are treated as operating expenses for financial reporting purposes. Prior to the restructuring, the effects of such payments were reflected in depreciation and interest expense in the Company's financial statements. Operating expenses for the nine months ended September 30, 1999, on a pro forma basis, would have been $12,319,978 had this restructuring occurred on January 1, 1999. On this basis, operating expenses for the nine months ended September 30, 2000 decreased 7% from the same period in 1999. This decrease in operating expenses is a result of the Company's ongoing efforts to control internal costs and limit third party expenditures as well as a continued weakness in overall demand for the Company's services.

      General and administrative expenses for the nine months ended September 30 decreased from $2,141,595 in 1999 to $1,500,287 in 2000, a decrease of 30%. For the three months ended September 30, 2000, general and administrative expenses totaled $439,709 as compared to $651,138 for the same period of fiscal 1999, a decrease of 33%. The decrease in general and administrative expenses is a result of the Company's continuing efforts to contain costs by limiting third party expenditures. The Company had previously instituted staff reductions to reduce its costs and continues to operate at reduced staffing levels.

      Depreciation and amortization expense for the nine months ended September 30, 2000 totaled $6,007,432 as compared to $7,779,851 for the same period of fiscal 1999, a decrease of 23%. For the three months ended September 30, 2000, depreciation and amortization expense decreased from $2,596,410 in 1999 to $2,002,477 in 2000, a decrease of 23%. The decrease in depreciation and amortization expense is a result of a restructuring of the Company's debt obligations to the principal equipment supplier for its seismic acquisition operations, the sale of Reliable effective January 1, 2000, and the discontinuance of the Company's oil and gas operations which occurred in mid 1999.

Interest expense (net of interest income) for the nine months ended September 30, 2000 totaled $5,623,024 as compared to $5,445,213 for the period ended June 30, 1999, an increase of 3%. For the three months ended September 30, 2000 interest expense totaled $1,951,872, a decrease of 15% from the same period of fiscal 1999. On October 1, 1999, the Company completed a restructuring of its $40,000,000 12% Senior Subordinated Notes due 2005 by exchanging those notes for its 13.5% Senior Secured Notes due 2005. Concurrently with this transaction, the Company received additional funds totaling $5,895,000 and issued $5,895,000 of its 13.5% Senior Secured Notes due 2002. These transactions are responsible for the increase in interest expense for the nine months ended September 30, 2000. On September 30, 1999, the Company recognized additional interest expense of $785,000 as a result of an adjustment to the calculation of accrued interest on its senior subordinated notes due 2005 in connection with their restructuring. As a result, interest expense decreased for the three months ended September 30, 2000 as compared to the same period of a year ago.

The Company had a net loss of $14,867,242, or $(0.78) per share, for the nine months ended September 30, 2000 as compared to a net loss of $15,355,459, or $(0.79) per share, for the nine months ended September 30, 1999. For the three months ended September 30, 2000 the Company had a net loss of $4,997,513, or $(0.26) per share, as compared to a net loss of $5,906,760, or $(0.31) per share, for the three months ended September 30, 1999. The loss for the three months ended September 30, 1999 included a loss of $565,345, or $(0.03) per share from the disposition of its discontinued oil and gas operations, and the nine month period ended September 30, 1999 included a loss from the discontinued operations and disposition of $625,925, or $(0.03) per share.

LIQUIDITY AND CAPITAL RESOURCES

      During 1999, the seismic service industry experienced an unprecedented downturn which severely constrained the Company's working capital position. These conditions continued in the first nine months of 2000. As a result of these conditions, the Company incurred a loss of approximately $30.4 million during 1999 and a loss of approximately $14.9 million in the first nine months of 2000. These results have left the Company with an equity deficit of approximately $29 million at September 30, 2000.

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

      At September 30, 2000, the Company had cash balances of $662,772. The Company believes this cash, anticipated cash flow from its seismic acquisition and seismic data processing operations, and the continued deferral of certain accrued expenses will be sufficient to meet its working capital requirements for the immediate future. As noted above, the Company has the option to avoid making cash interest payments on its 13.5% Senior Secured Notes during 2000. As presently structured, the Company will be required to make a cash interest payment of approximately $3.9 million on March 15, 2001. Under current conditions, continued operations by the Company through the due date for this payment will be dependent upon a continued forbearance by the holders of the Company's 13.5% Senior Secured Notes.

      The Company is currently in default on an operating lease with its principal equipment supplier. The Company and such supplier are currently conducting negotiations to resolve this situation. The Company believes that this situation will be resolved to the satisfaction of both parties by November 30, 2000. However, it is possible that a satisfactory result will not be attained. If this occurs, the Company will have difficulty in meeting its ongoing financial obligations in a timely manner.

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

                            PART II OTHER INFORMATION

ITEM 5. OTHER INFORMATION

As of October 31, 2000, the Company had not experienced any materially important business disruption or systems failures as a result of year 2000 issues, nor was it aware of any year 2000 issues that impacted its suppliers or other third parties to an extent significant to the Company. However, year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Consequently, there can be no assurance that unforeseen circumstances may not arise, or that the Company will not in the future identify equipment or systems which are not year 2000 compliant.

      See next to last paragraph in the Liquidity and Capital Resources section of Part I Item 2 dealing with a supplier default.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

                  None.

      (b)   Reports on Form 8-K:

                  None

                                    SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GEOKINETICS INC.
                                      (Registrant)


Date:  November 14, 2000              __________________________________________
                                      Thomas J. Concannon
                                      Vice President and Chief Financial Officer