Form 10KSB40
period 2000-12-31
GEOKINETICS INC
filed 2001-04-16
CIK 314606

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
    |X|:          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the fiscal year ended December 31, 2000

                                       OR

    | |         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                          Common Stock, $.01 par value

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

        Registrant's revenues for its most recent fiscal year were $15,672,957.

        As of December 31, 2000, 18,992,156 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately $1,400,000 the last reported sales price of such stock on that date.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Documents incorporated by reference:       None.

                                GEOKINETICS INC.

                                   FORM 10-KSB

                          YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
                                     PART I
Item 1.  Description of Business.............................................................1
Item 2.  Description of Property.............................................................10
Item 3.  Legal Proceedings...................................................................10
Item 4.  Submission of Matters to a Vote of Security Holders.................................10


                                     PART II
Item 5.  Market for Common Equity and Related Stockholder Matters............................10
Item 6.  Management's Discussion and Analysis or Plan of Operation...........................11
Item 7.  Financial Statements................................................................15
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure..........................................................................15


                                    PART III
Item 9.  Directors,  Executive  Officers,  Promoters  and  Control  Persons;
         Compliance with Section 16(a) of the Exchange Act...................................15
Item 10. Executive Compensation..............................................................17
Item 11. Security Ownership of Certain Beneficial Owners and Management......................19
Item 12. Certain Relationships and Related Transactions......................................22
Item 13. Exhibits and Reports on Form 8-K....................................................26

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

       o On April 9, 2001, the Company restructured its obligations under the 2002 Notes and 2005 Notes and entered into a Subordination and Amendment Agreement with the holders of the notes and GeoLease Partners, L.P., a Delaware limited partnership. The restructuring extends the maturity date on the 2002 Notes to September 15, 2003 and permits the Company, at its option, to pay interest on each interest payment date, in the form of cash interest or payment in kind ("PIK") interest (the issuing of additional notes) through, but not including, the maturity dates for the 2002 Notes and 2005 Notes.

       o On April 9, 2001, concurrently with the transactions contemplated by the Subordination and Amendment Agreement, GeoLease Partners, L.P., purchased the leased equipment and was assigned the rights under that certain Lease Agreement dated as of October 1, 1999 between the Company and Input/Output, Inc., its principal equipment supplier (the "Equipment Lease"). Immediately after the assignment of the Equipment Lease, the Company and GeoLease Partners, L.P. entered into Amendment No. 1 to the Equipment Lease, allowing the Company to defer the monthly installments due on the Equipment Lease until the expiration date of the Equipment Lease (currently October 1, 2002). The Company is obligated to pay interest on any monthly installment not paid when due, and any such accrued interest is due on the expiration date of the Equipment Lease.

        The industry downturn that significantly hindered the Company's operating results in 1999 continued into 2000. Demand for the Company's seismic acquisition and seismic data processing services remained weak in the first half of 2000. While demand for the Company's services began to increase in the second half of 2000, the prices the Company charges for its services remained at historically low levels due to continuing competitive pressures. It remains unclear as to when the seismic service industry will recover. Until such a recovery occurs, the Company's results will continue to be negatively impacted. However, the Company continues to evaluate opportunities that would allow it to expand its capabilities as a significant provider of land-based seismic acquisition services and to increase the high-end services provided by its seismic data processing and interpretation business.

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

        In the past several years, the seismic service industry has undergone a significant change. 1998 began with an abundance of work, attractive gross margins (20-30%) and a solid oil and gas price premise. However, with the deterioration of the price of oil which began in mid-1998 and continued into early 1999, the industry has experienced a significant downturn. Margins have been reduced significantly, the number of 3D proprietary seismic surveys to be acquired has been greatly reduced, seismic crews have been stacked and a number of seismic service companies are experiencing financial difficulties. Couple this with a continuing trend towards larger crews with a greater number of channels and more technologically capable equipment and it is clear that properly capitalized companies with access to lower costing capital will have a significant advantage in a high capital cost business. These conditions also apply to the seismic data processing segment of the industry. Margins have deteriorated, although not to the levels seen in acquisition, and the number of processing opportunities also has decreased. Seismic data processing companies with proprietary processing techniques, large computing infrastructure and industry recognized staffs will have a significant advantage going forward. The price of oil steadily increased during the second half of 1999 and remains at levels that should be sufficient to allow for oil and gas companies to aggressively explore for hydrocarbons on a worldwide basis. While drilling activity steadily improved during 2000, the level of activity in the seismic service segment continued to lag. Demand for the Company's services was extremely weak in the first half of 2000. The Company began to see an increase in demand for its services in the second half of 2000 but still not near the levels attained prior to the 1999 downturn. It remains unclear as to when the seismic service industry will recover. Until such a recovery occurs, the Company's results will continue to be negatively impacted.

SEISMIC ACQUISITION SERVICES

        The Company is engaged in land-based and transition zone seismic acquisition services on a contract basis for its clients. The Company's equipment is capable of collecting both 2D and 3D seismic acquisition data, has a combined recording capacity of approximately 9,000 channels and can be configured to operate up to 3 crews. A majority of the Company's land and transition zone acquisition services involve 3D surveys. The Company is currently operating two crews. The majority of the Company's seismic acquisition activities has been in the Gulf Coast and Rocky Mountain region of the United States.


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

        In August 2000, the Company initiated, in collaboration with TGS-NOPEC (a leading provider of non-exclusive seismic data to the oil and gas industry), the start of a Deep Water Field Study interpretation project. The study encompasses 50 fields in the deep water of the Gulf of Mexico and is designed to provide a comparison of the key elements affecting seismic detection of hydrocarbon bearing reservoirs. The project has been pre-committed by four oil and gas companies, and the Company believes sales will continue as the various phases of the project are delivered throughout 2001.

        The Company's seismic data processing operations are conducted by Geophysical Development Corporation ("GDC"), its wholly-owned subsidiary. GDC, which was founded in 1981 to provide geophysical processing, interpretation, software and consultation services to the oil and gas industry, was acquired by the Company in April 1998.

CAPITAL EXPENDITURES

        The seismic service industry is capital intensive, and the Company will need to raise additional capital to continue to expand its seismic service capabilities. The cost of sophisticated seismic acquisition equipment has increased significantly over the last several years. The cost of equipping a crew with a state-of-the-art system such as an I/O System Two, can range from $4 to $10 million. The Company's ability to expand its business operations is dependent upon the availability of internally generated cash flow and financing alternatives. Such financing may consist of bank or commercial debt, equity or debt securities or any combination thereof. There can be no assurance that the Company will be successful in obtaining additional financing if and when required on terms acceptable to the Company. Any substantial alteration or increase in the Company's capitalization through the issuance of debt or equity securities or otherwise may significantly increase the leverage and decrease the financial flexibility of the Company. Due to the uncertainties surrounding the changing market for seismic services, increases in technological requirements, and other matters associated with the Company's operations, the Company is unable to estimate the amount of any financing that it may need to acquire, upgrade and maintain seismic equipment and continue its diversification as a full-scale geotechnology enterprise. If the Company is unable to obtain such financing if and when needed, it will be forced to curtail its business objectives, and to finance its business activities with only such internally generated funds as may then be available.

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

CUSTOMERS

        The Company's customers include a number of major oil industry companies and their affiliates, including Exxon Mobil, Seitel, Marathon, Texaco and Phillips as well as many smaller, independent oil and gas companies. Seitel accounted for $4,038,000, representing approximately 26% of the Company's revenues during the fiscal year ended December 31, 2000. No other customer accounted for more than 10% of the Company's revenues in 2000.

BACKLOG

        At March 31, 2001, the Company's backlog of commitments for services was $17.7 million. It is anticipated that significantly all of the March 31, 2001 backlog will be completed in the next 12 months. This backlog consists of written orders or commitments believed to be firm. Contracts for services are occasionally varied or modified by mutual consent and in certain instances are cancelable by the customer on short notice without penalty. As a result of these factors, the Company's backlog as of any particular date may not be indicative of the Company's actual operating results for any succeeding fiscal period.

COMPETITION

        The acquisition and processing of seismic data for the oil and gas industry is highly competitive. Although reliable comparative figures are not available, the Company believes its principal competitors have more extensive and diversified operations and also have financial, operating and other resources substantially in excess of those available to the Company. Competitive factors include the type and capability of equipment used to conduct seismic surveys and that equipment's availability. In addition to price, the performance and dependability of a crew significantly affect a potential customer's decision to award a contract to the Company or one of its competitors.

        The Company's major competitors include WesternGeco, Veritas DGC, Eagle Geophysical, Inc., Dawson Geophysical Company and PGS, Inc.

REGULATION

        The Company's operations are subject to numerous federal, state and local laws and regulations. These laws and regulations govern various aspects of operations, including the discharge of explosive materials into the environment, requiring removal and clean-up of materials that may harm the environment or otherwise relating to the protection of the environment and access to private and governmental land to conduct seismic surveys. The Company believes it has conducted its operations in substantial compliance with applicable laws and regulations governing its activities.

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

EMPLOYEES

        At March 31, 2001, the Company had approximately 165 full-time employees. None of the Company's employees are parties to a collective bargaining agreement. The Company considers the relations with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY.

        In October of 1999, the Company consolidated all of its office operations to what formerly had been its geophysical data processing center, located at 8401 Westheimer, Houston, Texas 77063. Prior to this consolidation, the Company's headquarters and seismic acquisition operations had been located at 5555 San Felipe, Houston, Texas 77056. The Company leases 26,956 square feet of office space at its current headquarters under a lease expiring April 30, 2001. The Company's annual rent under this lease is $243,156; however, rental amounts during 2001 may exceed this amount depending on market conditions at the time of renewal. In addition, the Company owns approximately one acre of property in Brookshire, Texas, which is serving as the Company's maintenance facility for its seismic acquisition operations. The Brookshire, Texas property consists of a facility of approximately 5,400 square feet where maintenance activities are conducted and a smaller storage facility of approximately 1,200 square feet. The Brookshire facility is subject to a Deed of Trust, Security Agreement and Fixtures Financing Statement dated March 1, 1996 from Quantum Geophysical, Inc. (now Quantum Geophysical Services, Inc.), Mortgagor, to Benefit Life Insurance Company, Mortgagee. The Company currently has no plans to renovate, improve or develop any of its forgoing properties, and believes each of the properties is adequately covered by insurance. The Company believes that its present facilities are sufficient for the foreseeable future; however, the Company is unsure whether it will renew the lease at its Westheimer location and is currently evaluating its alternatives for finding replacement facilities in the event the lease is not renewed.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company's Common Stock, $.01 par value per share (the "Common Stock") is traded on the Nasdaq OTC Bulletin Board under the trading symbol "GEOK." As of December 31, 2000, the Company had 356 stockholders of record.

        The following table sets forth the high and low closing prices for the Common Stock during the Company's most recent fiscal quarter and its last two fiscal years as reported by the National Association of Security Dealers on the Nasdaq OTC Bulletin Board.

--------------------------------------------------------------- ----------------- -------------
                                                                      High             Low
--------------------------------------------------------------- ----------------- -------------
Twelve Months Ended December 31, 2000
--------------------------------------------------------------- ----------------- -------------
        Quarter Ended March 31, 2000                                   .53             .31
--------------------------------------------------------------- ----------------- -------------
        Quarter Ended June 30, 2000                                    .50             .25
--------------------------------------------------------------- ----------------- -------------
        Quarter Ended September 30, 2000                               .44             .25
--------------------------------------------------------------- ----------------- -------------
        Quarter Ended December 31, 2000                                .32             .10
--------------------------------------------------------------- ----------------- -------------

--------------------------------------------------------------- ----------------- -------------
Twelve Months Ended December 31, 1999
--------------------------------------------------------------- ----------------- -------------
        Quarter Ended March 31, 1999                                   .63             .20
--------------------------------------------------------------- ----------------- -------------
        Quarter Ended June 30, 1999                                    .78             .53
--------------------------------------------------------------- ----------------- -------------
        Quarter Ended September 30, 1999                              1.13             .28
--------------------------------------------------------------- ----------------- -------------
        Quarter ended December 31, 1999                               1.22             .22
--------------------------------------------------------------- ----------------- -------------

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

        On April 9, 2001, the Company completed a restructuring of its 13.5% Senior Secured 2002 Notes and 2005 Notes and entered into a Subordination and Amendment Agreement with the holders of the notes and GeoLease Partners, L.P., a Delaware limited partnership. The restructuring extends the maturity date on the 2002 Notes to September 15, 2003 and permits the Company, at its option, to pay interest on each interest payment date, in the form of cash interest or PIK interest (the issuing of additional notes) through, but not including, the maturity dates for the 2002 Notes and 2005 Notes.

        On April 9, 2001, concurrently with the transactions contemplated by the Subordination and Amendment Agreement, GeoLease Partners, L.P., purchased the leased equipment and was assigned the rights under its Equipment Lease between the Company and Input Output, Inc., its principal equipment supplier. Immediately after the assignment of the Equipment Lease, the Company and GeoLease Partners, L.P. entered into Amendment No. 1 to the Equipment Lease, allowing the Company to defer the monthly installments due on the Equipment Lease until the expiration date of the Equipment Lease (currently October 1, 2002). The Company is obligated to pay interest on any monthly installment not paid when due, and any such accrued interest is due on the expiration date of the Equipment Lease.

        At December 31, 2000, the Company's financial position reflects (i) the seismic acquisition services being conducted by Quantum Geophysical, Inc. ("Quantum") and (ii) the seismic date processing, software and consultation services being provided by Geophysical Development Corporation ("GDC"). The industry downturn that significantly hindered the Company's operating results in 1999 continued into 2000. Demand for the Company's seismic acquisition and seismic data processing services remained weak in the first half of 2000. While demand for the company's services began to increase in the second half of 2000, the prices the Company charges for its services remained at historically low levels due to continuing competitive pressures. It remains unclear as to when the seismic service industry will recover. Until such a recovery occurs, the Company's results will continue to be negatively impacted.

RESULTS OF OPERATIONS

        Revenues for the 12 months ended December 31, 2000 were $15,672,957 as compared to $14,194,126 for the same period of 1999, an increase of 10%. This increase is attributable to the Company's seismic acquisition activities. Seismic acquisition revenues for 2000 totaled $9,688,646 as compared to $5,407,895 for 1999, an increase of 79%. During 1999, the Company had significant periods where no crews were in operation. In 2000, the Company kept one crew in continuous operation and initiated operations of a second crew in August. However, the Company's seismic data processing activities continued to weaken in 2000. Seismic data processing revenue in 1999 totaled $8,786,231 as compared to revenues of $5,984,311 in 2000, a decrease of 32%. Although the Company's overall revenues increased in 2000, the Company continues to experience significant competition in both its seismic acquisition and seismic data processing segments, resulting in gross margins being held at or near historic lows. The Company's results will continue to suffer until there is a significant improvement in the industry's pricing environment.

        Operating expenses for 2000 totaled $16,949,811, as compared to $13,922,368 for the same period of 1999, an increase of 22%. This increase is a result of the increased activity in the Company's seismic acquisition segment as well as a restructuring of the Company's debt obligations to the principal equipment supplier for its seismic acquisition operations. This restructuring occurred on October 1, 1999 and resulted in the Company leasing a portion of its seismic acquisition equipment. Expenses associated with this lease are treated as operating expenses and were directly responsible for 14% of the increase in operating expenses in 2000 when compared to operating expenses for 1999.

        General and administrative expense for the 12 months ended December 31, 2000 were $1,915,061, as compared to $2,817,885 for the same period of 1999, a decrease of 32%. This decrease in general and administrative expenses is a result of the Company's ongoing efforts to limit third party expenditures as well as continuing to operate at reduced staffing levels.

        Depreciation and amortization expense for 2000 totaled $7,846,705, as compared to $9,907,917 for the same period of 1999, a decrease of 21%. This decrease is primarily the result of the restructuring of the Company's debt obligations to its principal equipment supplier for its seismic acquisition operations. This restructuring resulted in the Company leasing a portion of its seismic acquisition equipment, thus reducing its base of depreciable assets.

        Interest expense (net of interest income) for the 12 months ended December 31, 2000 totaled $7,790,763, as compared to $7,331,600 for the same period of 1999, an increase of 6%. During 2000, the Company elected to make interest payments due on its 13.5% Senior Secured 2002 Notes and 2005 Notes by issuing additional notes. This resulted in an increase of approximately $6.8 million in the Company's 13.5% Senior Secured 2002 Notes and 2005 Notes. The increased note balance was responsible for the increase in interest expense in 2000.

        The Company had a net loss of $18,569,262, or ($0.98) per share, for the 12 months ended December 31, 2000, as compared to a net loss of $30,419,897, or ($1.57) per share, for the same period of 1999. During 1999, the Company (i) restructured its Senior Subordinated debt which resulted in the recognition of an $8.3 million loss, (ii) disposed of its oil and gas operations which resulted in the recognition of a $563,000 loss and (iii) recorded an impairment reserve for the disposition of its wholly-owned subsidiary, Reliable Exploration, Inc., resulting in the recognition of a $2.1 million loss. Reliable was sold on February 23, 2000. The Company took these actions in 1999 as part of an overall financial and operational plan to carry the Company's operations through the year 2000. The significant reduction in the Company's net loss during 2000 is primarily due to the Company not incurring the types of extraordinary charges recognized by the Company during 1999 as described above.

LIQUIDITY AND CAPITAL RESOURCES

        The seismic service industry downturn that significantly hindered the Company's operating results in 1999 continued into 2000. Demand for the Company's seismic acquisition and data processing services remained weak in the first half of 2000. While demand for the Company's services began to increase in the second half of 2000, the prices the Company can charge for its services remained at historically low levels due to continuing competitive pressures. It remains unclear as to when the seismic service industry will recover. Until such a recovery occurs, the Company's results will continue to be negatively impacted.

        As a result of the conditions outlined above, the Company incurred a loss of approximately $18.6 million during 2000 and a loss of approximately $30.4 million in 1999, leaving the Company with an equity deficit of approximately $32.8 million of December 31, 2000.

        On April 9, 2001, the Company completed a restructuring of its 13.5% Senior Secured 2002 Notes and 2005 Notes and entered into a Subordination and Amendment Agreement with the holders of the notes and GeoLease Partners, L.P., a Delaware limited partnership. The restructuring extends the maturity date on the 2002 Notes to September 15, 2003 and permits the Company, at its option, to pay interest on each interest payment date, in the form of cash interest or PIK interest (the issuing of additional notes) through, but not including, the maturity dates for the Senior Secured 2002 Notes and 2005 Notes.

        On April 9, 2001, concurrently with the transactions contemplated by the Subordination and Amendment Agreement, GeoLease Partners, L.P. purchased the leased equipment and was assigned the rights as lessor under the Equipment Lease between the Company and Input/Output, Inc., its principal equipment supplier. Immediately after the assignment of the Equipment Lease to GeoLease Partners, L.P., the Company and GeoLease Partners, L.P. entered into Amendment No. 1 to the Equipment Lease, allowing the Company to defer the monthly installments due on the Equipment Lease until the expiration date of the Equipment Lease (currently October 1, 2002). The Company is obligated to pay interest on any monthly installment not paid when due, and any such accrued interest is due on the expiration date of the Equipment Lease.

        Prior to the foregoing transactions completed on April 9, 2001, the Company had been in default under the Equipment Lease due to its failure to pay monthly installments since October 2000. Amendment No. 1 to the Equipment Lease allows the Company to defer payment of these past due monthly installments in the manner described above.

        Amendment No. 1 to the Equipment Lease also includes a provision for the payment by the Company of $1.9 million as deferred rent due on the later of (i) September 15, 2003 and (ii) the date that the 13.5% Senior Secured 2002 Notes are paid in full.

        At December 31, 2000, the Company had cash balances of $1,241,282. The Company believes this cash, anticipated cash flow from its seismic acquisition and seismic data processing operations and the completion of the transactions of April 9, 2001, as described above, will provide sufficient liquidity to continue operations through 2001. The Company anticipates that it will defer making monthly lease installments under the Equipment Lease and avoid making cash interest payments on its 13.5% Senior Secured Notes during 2001. The Company's financial results will continue to be negatively impacted until a recovery in the seismic service industry occurs. The Company is presently unable to predict when such a recovery will occur.

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

OTHER INFORMATION

        During 1998, a customer of a subsidiary of the Company defaulted on payment of $2.8 million due the Company for seismic data acquisition services performed by a subsidiary. The Company obtained a judgment against the customer in the amount of the outstanding obligation plus interest and attorney's fees. As a result of the customer's subsequent bankruptcy proceedings, the Company determined that the obligation was not collectible and charged the amount against earnings during the fourth quarter of 1998. On February 17, 2000, the Company entered into a compromise and settlement of all claims it had against the customer and each of the other parties involved. As part of the settlement agreement, the Company received an ownership interest in approximately 200 miles of previously recorded seismic data located in the Atchafalaya Basin of Louisiana. On November 10, 2000, the Company sold this seismic data to a leading provider of non-exclusive seismic data to the oil and gas industry, for consideration totaling $650,000.

ITEM 7. FINANCIAL STATEMENTS.

        The Company's Annual Consolidated Financial Statements, Notes to Consolidated Financial Statements and the report of Fitts, Roberts & Co., P.C., independent certified public accountants, with respect thereto, referred to in the Table of Contents to Consolidated Financial Statements, appear elsewhere in this report beginning on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND OFFICERS

        Set forth below are the names, ages and positions of the directors and executive officers of the Company. Each of the directors named below were elected at the Company's 1998 Annual Meeting of the Stockholders for a term of one year or until their successors were elected. Each of the directors named below will be nominated at the 2001 Annual Meeting of Stockholders to serve on the Company's Board of Directors for additional one year terms or until their successors are elected.

                                                                                 OFFICE HELD
            NAME                  AGE           POSITION WITH THE COMPANY           SINCE
            ----                  ---           -------------------------           -----
William R. Ziegler                 58        Chairman (non executive) (since        1997
                                             February 2, 1999) and Director

Lynn A. Turner                     51         President and Chief Operating         1997
                                                         Officer

Michael A. Dunn                    46              Vice President and               1997
                                                Chief Technology Officer

Thomas J. Concannon                47              Vice President and               1997
                                                 Chief Financial Officer

Michael A. Schott                  56          Vice President of Financial          1998
                                                Reporting and Compliance

Christopher M. Harte               53                   Director                    1997

Steven A. Webster                  48                   Director                    1997

        There are no family relationships between any of the directors or executive officers of the Company.

        WILLIAM R. ZIEGLER, age 58, was appointed as the Company's Chairman (non-executive) on February 2, 1999. Mr. Ziegler is of counsel to the law firm of Satterlee Stephens Burke & Burke, LLP, located in New York, New York. Since June 1994, Mr. Ziegler served as Chairman of the New York law firm of Parson & Brown, L.L.P. which merged with Satterlee Stephens Burke & Burke, LLP effective September 1, 1999. Mr. Ziegler was formerly a partner of Whitman Breed Abbott & Morgan, located in New York, New York (1993 - May 1994), and a predecessor law firm, Whitman & Ransom (since 1976). Mr. Ziegler is a director of and Vice Chairman of Grey Wolf, Inc., a director of Flotek Industries Inc. (an oil services equipment supplier) and a general partner of Blackhawk Capital Partners, the managing member of Blackhawk Investors, L.L.C. Mr. Ziegler has served as a member of the Company's Board of Directors since August 1, 1997.

        LYNN A. TURNER, age 51, has served as the President and Chief Operating Officer of the Company since July 28, 1997. Prior to joining the Company, Mr. Turner was employed for six years by Fairfield Industries, Inc., a provider of seismic acquisition services, most recently as Senior Vice President and Manager of Data Acquisition. Mr. Turner has more than 20 years of experience in the seismic data acquisition business.

        MICHAEL A. DUNN, age 46, has served as a Vice President and the Chief Technology Officer of the Company since August 18, 1997. On August 1, 1999, Mr. Dunn was appointed President of Geophysical Development Corporation, a wholly-owned subsidiary of the Company. Prior to joining the Company, Mr. Dunn was employed for 18 years by Shell Oil Company, most recently as Technology Manager at its Exploration and Production Research Center. Mr. Dunn has over 20 years background in all aspects of geoscience, including seismic acquisition, seismic processing, exploration and research.

        THOMAS J. CONCANNON, age 47, has served as a Vice President and the Chief Financial Officer of the Company since July 15, 1997. Prior to joining the Company, Mr. Concannon worked for four years as a private consultant for various energy companies. Prior to that time, Mr. Concannon served as President of NJR Energy, an exploration company and as a director of its parent company, NJ Resources, Inc. Mr. Concannon has over 15 years of energy industry experience.

        MICHAEL A. SCHOTT, age 56, has served as Vice President of Financial Reporting and Compliance and Secretary since August 5, 1998. Prior to joining the Company, Mr. Schott served eight years as a Vice President and shareholder of a public accounting firm in San Antonio, Texas. Prior to that time Mr. Schott served as Controller, then Senior Vice President and Treasurer of Venus Oil Company. Mr. Schott is a Certified Public Accountant with more than 30 years of experience, including 10 years in the oil and gas exploration industry and 20 years in the practice of public accounting. Mr. Schott is a member of the Texas Society of Public Accountants and the American Institute of CPAs.

        CHRISTOPHER M. HARTE, age 53, is a private investor. From 1992 to 1994, Mr. Harte was the President of Portland Newspapers, Inc. Mr. Harte is a director of several corporations, including Harte-Hanks Communications, Inc. (a direct marketing and shopper publishing company) and Hi-Port Inc. (a petroleum product contract packaging company), and is an investor member of Blackhawk Investors, L.L.C. Mr. Harte has served as a member of the Company's Board of Directors since August 1, 1997.

        STEVEN A. WEBSTER, age 48, is the Chairman of Carrizo Oil & Gas, Inc., an independent oil and gas company which is listed on the Nasdaq. From January 1998 to June 1999, Mr. Webster served as the President and Chief Executive Officer of R&B Falcon Corporation, and from November 1991 to

December 31, 1997, was the Chairman, Chief Executive Officer and Treasurer of Falcon Drilling Company, Inc., a marine oil and gas drilling contractor that, prior to becoming a wholly-owned subsidiary of R&B Falcon Corporation on January 1, 1998, was listed on the New York Stock Exchange. Mr. Webster is a Managing director of Global Energy Partners, a wholly-owned affiliate of Credit Suisse First Boston. Mr. Webster serves as a director of R&B Falcon Corporation, Grey Wolf, Inc.(an international land drilling company), Crown Resources Corporation (a precious metals mining company), Carrizo Oil & Gas, Inc., and as a trust manager of Camden Property Trust (a real estate investment trust). Mr. Webster is also a general partner of Equipment Asset Recovery Fund (an investment fund), a general partner of Somerset Capital Partners, and a general partner of Blackhawk Capital Partners, the managing member of Blackhawk Investors, L.L.C. Mr. Webster has served as a member of the Company's Board of Directors since August 1, 1997.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16(a)-3(e) during the fiscal year ended December 31, 2000 and Form 5 and amendments thereto furnished to the Company with respect to such period, the Company is not aware of any director, officer, or beneficial owner of more 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act") that has failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the Company's most recent fiscal year or prior years.

ITEM 10.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

        The following table reflects all forms of compensation paid to the Company's chief executive officer and its other executive officers for each of the Company's last three completed fiscal years. No other director or executive officer received compensation which exceeded $100,000 during any of such periods.

                              Annual compensation                    Long term compensation
                    -----------------------------------------------------------------------------------
                                                                 Awards                  Payouts
-------------------------------------------------------------------------------------------------------
                                               Other    Restricted   Securities
     Name and                                 annual       Stock     underlying     LTIP    All other
principal position  Year   Salary   Bonus  compensation   Awards    options/SARs  payouts  compensation
                             ($)     ($)        ($)         ($)          (#)        ($)        ($)
        (a)          (b)     (c)     (d)        (e)         (f)          (g)        (h)        (i)
-------------------------------------------------------------------------------------------------------
Lynn A. Turner,     2000  $141,231    -          -           -            -          -          -
President and       1999  $135,000    -          -           -            -          -          -
Chief Operating     1998  $135,000    -          -           -            -          -          -
Officer

-------------------------------------------------------------------------------------------------------
Michael A. Dunn,    2000  $155,769    -          -           -            -          -          -
Vice President      1999  $150,000    -          -           -            -          -          -
and Chief           1998  $150,000    -          -           -            -          -          -
Technology
Officer

-------------------------------------------------------------------------------------------------------
Thomas J.           2000  $120,000    -          -           -            -          -          -
Concannon,          1999  $120,000    -          -           -            -          -          -
Vice President and  1998  $120,000    -          -           -            -          -          -
Chief
Financial Officer

-------------------------------------------------------------------------------------------------------

                                   Annual compensation              Long term compensation
                     ----------------------------------------------------------------------------------
                                                                 Awards                Payouts
-------------------------------------------------------------------------------------------------------
                                               Other    Restricted   Securities
     Name and                                 annual       Stock     underlying     LTIP    All other
principal position  Year   Salary   Bonus  compensation   Awards    options/SARs  payouts  compensation
                             ($)     ($)        ($)         ($)          (#)        ($)        ($)
        (a)          (b)     (c)     (d)        (e)         (f)          (g)        (h)        (i)
-------------------------------------------------------------------------------------------------------
Michael A. Schott,  2000  $102,812    -          -           -            -          -          -
Vice President of   1999  $105,000    -          -           -            -          -          -
Financial           1998      -       -          -           -       200,000(1)      -          -
Reporting and
Compliance and
Secretary

-------------------------------------------------------------------------------------------------------
Jay D. Haber,
Chairman and        1999  $165,000    -          -           -            -          -          -
Chief Executive     1998  $165,000    -          -           -            -          -          -
Officer (from
August 1, 1997
until February 2,
1999)

-------------------------------------------------------------------------------------------------------
Michael Hale,
Vice President      1999  $60,000     -          -           -            -          -          -
and Secretary       1998  $120,000    -          -           -            -          -          -

-------------------------------------------------------------------------------------------------------


(1) Refers to incentive stock options to purchase 200,000 shares of Common Stock granted to Mr. Schott under the Company's 1997 Stock Awards Plan, in accordance with the employment agreement between Mr. Schott and the Company (See "Certain Relationships and Related Transactions--Employment Agreements" below).

OPTION/SAR GRANTS IN LAST FISCAL YEAR

        The Company did not grant any stock options or stock appreciation rights ("SARs") to any of its executive officers during the fiscal year ended December 31, 2000.

AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

        None of the Company's executive officers exercised any options during the fiscal year ended December 31, 2000. The Company did not issue any SARs during the fiscal year ended December 31, 2000. As of December 31, 2000, none of the stock options held by the executive officers named above had a value that exceeded the exercise price of any such options. The following table sets forth the number of shares underlying the unexercised options of each of the Company's executive officers as of December 31, 2000:

--------------------------------- ------------------------------ ------------------------------
             NAME                           EXERCISABLE                   UNEXERCISABLE
--------------------------------- ------------------------------ ------------------------------
Lynn A. Turner                                300,000                        200,000
--------------------------------- ------------------------------ ------------------------------
Michael A. Dunn                               350,000                        200,000
--------------------------------- ------------------------------ ------------------------------
Thomas J. Concannon                           300,000                          -0-
--------------------------------- ------------------------------ ------------------------------
Michael A. Schott                             120,000                        80,000
--------------------------------- ------------------------------ ------------------------------

LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

        None of the Company's executive officers were granted awards under any long-term incentive plan during the fiscal year ended December 31, 2000.

COMPENSATION OF DIRECTORS

        Directors of the Company are not currently compensated for their services as directors. Directors, who are not employees or officers of the Company, are reimbursed for their actual expenses incurred in attending meetings of the Board of Directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth, as of December 31, 2000, the number of shares of the Company's Common Stock beneficially owned by (i) each person known by the Company (based on filings under Section 13(d) or 13(g) of the Exchange
Act) to be the holder of more than five percent of its voting securities, (ii) each director or nominee for election as a director, and (iii) all of the Company's directors and officers as a group. Unless otherwise indicated, each holder has sole voting and investment power with respect to the shares of Common Stock owned by such holder.

     NAME AND ADDRESS
   OF BENEFICIAL OWNER                            AMOUNT AND NATURE OF          PERCENT OF
         OF GROUP             TITLE OF CLASS      BENEFICIAL OWNERSHIP           CLASS (1)
------------------------------------------------------------------------------------------------
Jay D. Haber                      Common          1,241,734 shares (2)             6.44%
2310C Nantucket
Houston, TX  77057
--------------------------- ------------------ -------------------------- ----------------------
Steven A. Webster                 Common          19,791,025 shares (3)           66.45%
14701 St. Mary's Lane
Suite 800
Houston, TX  77079
--------------------------- ------------------ -------------------------- ----------------------
William R. Ziegler                Common          19,841,048 shares (4)           66.51%
Satterlee Stevens Burke &
Burke, LLP
230 Park Avenue
New York, NY 10169
--------------------------- ------------------ -------------------------- ----------------------
Christopher M. Harte              Common           479,902 shares (5)              2.46%
217 Commercial Street,
Suite 200
Portland, ME  04101
--------------------------- ------------------ -------------------------- ----------------------

     NAME AND ADDRESS
   OF BENEFICIAL OWNER                            AMOUNT AND NATURE OF          PERCENT OF
         OF GROUP             TITLE OF CLASS      BENEFICIAL OWNERSHIP           CLASS (1)
------------------------------------------------------------------------------------------------
Blackhawk Investors,              Common          14,402,178 shares (6)           58.24%
L.L.C.
14701 St. Mary's Lane
Suite 800
Houston, TX  77079
--------------------------- ------------------ -------------------------- ----------------------
Blackhawk Capital Partners        Common          14,402,178 shares (7)           58.24%
3711 San Felipe, #5G
Houston, TX 77027
--------------------------- ------------------ -------------------------- ----------------------
DLJ Entities                      Common              22,362,204(8)               54.07%
--------------------------- ------------------ -------------------------- ----------------------
Chase Equity Associates,          Common              10,648,669(9)               35.93%
L.P.
--------------------------- ------------------ -------------------------- ----------------------
Spindrift Partners, L.P.          Common              5,324,334(10)               21.90%
--------------------------- ------------------ -------------------------- ----------------------
MHR Capital Partners, L.P.        Common              3,194,601(11)               14.40%
--------------------------- ------------------ -------------------------- ----------------------
All Directors and                 Common         24,018,983 shares (12)           71.32 %
Executive Officers as a
Group
--------------------------- ------------------ -------------------------- ----------------------

--------------
        (1) These percentages are calculated on the basis of 18,992,156 shares of Common Stock, that were issued and outstanding on December 31, 2000, plus, with respect to each person, group or entity listed, such number of shares of Common Stock as such person or entity has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights held by such person or entity. Certain shares are deemed beneficially owned by more than one person or entity listed in the table.

        (2) Includes 290,000 shares of Common Stock purchasable pursuant to options granted to Mr. Haber under the Company's 1995 Stock Option Plan.

        (3) Includes (i) 2,074,115 shares of Common Stock issuable pursuant to warrants held by Mr. Webster, (ii) 333,326 shares owned of record by Mr. Webster, (iii) (A) 8,666,667 shares of Common Stock owned of record by Blackhawk Investors, L.L.C. ("Blackhawk") and
               (B) 5,735,511 shares of Common Stock presently exercisable pursuant to the Shadow Warrant issued to Blackhawk, since Mr. Webster is one of two partners of Blackhawk Capital Partners ("BCP"), the managing member of Blackhawk, (iv) 220,592 shares of Common Stock presently exercisable pursuant to the Shadow Warrant issued to Mr. Webster, and (v) 2,760,814 shares of Common Stock issuable pursuant to warrants held by Somerset Capital Partners ("SCP"), since Mr. Webster is one of three general partners of SCP.

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

        (6)    Includes (i) 8,666,667 shares owned of record by Blackhawk and
               (ii) 5,735,511 shares of Common Stock presently exercisable pursuant to the Shadow Warrant issued to Blackhawk.

        (7)    Includes (i) 8,666,667 shares owned of record by Blackhawk and
               (ii) 5,735,511 shares of Common Stock presently exercisable pursuant to the Shadow Warrant issued to Blackhawk, which are deemed beneficially owned by BCP as the managing member of Blackhawk.

        (8) Refers to shares of Common Stock issuable pursuant to warrants beneficially owned by Credit Suisse First Boston, Inc. and its subsidiaries to the extent they constitute a part of the Credit Suisse First Boston business unit ("CSFB business unit"). Pursuant to a Schedule 13D/A filed January 29, 2001, Credit Suisse Group has expressly disclaimed beneficial ownership with respect to shares beneficially owned by its direct and indirect subsidiaries including the CSFB business unit.

        (9) Refers to shares of Common Stock issuable pursuant to warrants held by Chase Equity Associates, L.P.

        (10 Refers to shares issuable pursuant to warrants held by Spindrift Partners, L.P.

        (11) Refers to shares issuable pursuant to warrants held by MHR Capital Partners.

        (12) Includes an aggregate of (i) 9,333,333 issued and outstanding shares beneficially owned by the directors and executive officers as a group, (ii) 14,685,650 shares of Common Stock that such persons have the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights held by such persons (inclusive of

               6,176,704 shares of Common Stock presently exercisable pursuant to the Shadow Warrants issued to Blackhawk and Messrs. Webster and Ziegler).

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

        The Company was a party to an employment agreement with Thomas J. Concannon dated July 15, 1997, pursuant to which Mr. Concannon served as a Vice President and the Chief Financial Officer of the Company. Mr. Concannon's employment agreement expired on July 15, 2000; however, Mr. Concannon continues to serve as Vice President and the Chief Financial Officer of the Company.

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

OTHER RELATED TRANSACTIONS

        The father of a former Vice-President of the Company is a participant in the Company's lease acquisition program with a note balance of $35,000 at December 31, 2000.

        In connection with certain financing transactions that were completed in April and July of 1997 with William R. Ziegler, Steven A. Webster and Blackhawk Investors, L.L.C. (of which Messrs. Ziegler and Webster serve as the two partners of its sole managing member), the Company entered into a three-year consulting agreement (beginning April 25, 1997) with William R. Ziegler, pursuant to which Mr. Ziegler agreed to provide the Company certain strategic planning and other consulting services. Under Mr. Ziegler's consulting agreement, Mr. Ziegler received a quarterly consulting fee equal to one-half of 1% of the total investment made by him and certain other persons or before July 31, 1997 in debt and equity securities of the Company that were outstanding as of the end of each quarter during the term of the consulting agreement. Mr. Zeigler's consulting agreement expired on April 25, 2000 and was not renewed. As of December 31, 2000 and 1999, respectively, the Company owed Mr. Ziegler $389,873 and $343,207 in consulting fees pursuant to the agreement. In addition, pursuant to the consulting agreement, the Company granted Mr. Ziegler options to purchase 50,000 shares of Common Stock of the Company at a price of $0.75 per share. In addition, the Company entered into an Investment Monitoring Agreement with Blackhawk Capital Partners, the managing member of Blackhawk Investors, L.L.C., pursuant to which Blackhawk Capital Partners was appointed to oversee Blackhawk Investors, L.L.C.'s investments in the Company. Blackhawk Capital Partners is paid a fee of $25,000 per year under this agreement.

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

        On July 28, 1999, the Company sold all of the outstanding capital stock of HOC Operating Co., Inc., a Texas corporation and wholly-owned subsidiary of the Company ("HOC"), to Halex Oil Corporation ("Halex"), a Texas corporation controlled by Michael Hale, the Company's Vice President and Secretary until June 30, 1999, pursuant to the terms of a Stock Purchase Agreement (the "HOC Agreement") among the Company, HOC and Halex. Pursuant to the HOC Agreement, Halex acquired 1,000 shares of the common stock of HOC (the "HOC shares"), representing 100% of the outstanding capital stock of HOC from the Company in exchange for the assumption by Halex of (i) $75,000 of the Company's obligations under that certain Lease Bank Facility Promissory Note in the principal amount of $110,000 payable by Geokinetics Production Company, Inc., a Texas corporation and wholly-owned subsidiary of the Company ("Geokinetics Production"), to the Dan C. Hale and Donna Jane Hale Trust dated January 17, 1995 (the "Trust"); and
(ii) approximately $58,500 of HOC's and Geokinetics Production's accounts payable (as defined in the HOC Agreement). The value of the proved producing oil and gas reserves owned by HOC on the date of the transaction was approximately $136,000. Immediately prior to the sale of HOC's stock to Halex, Geokinetics Production conveyed to HOC various interests in certain oil and gas properties. Further, the Company issued to the Trust a Common Stock Purchase Warrant entitling the Trust to purchase from the Company all or any part of 35,000 shares of fully paid and non-assessable Common Stock at a purchase price of $0.656 per share. The expiration date of this warrant is June 30, 2004. The Company also entered into a Promissory Note with the Trust for $35,000, with an effective interest rate based on the Citibank, N.A. prime rate plus four percent, and expects to pay this Promissory Note in full or before December 31, 2001.

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

        On April 9, 2001, the Company restructured its obligations under the 13.5% Senior Secured 2002 Notes and 2005 Notes and entered into a Subordination and Amendment Agreement with the holders of the 2002 Notes and 2005 Notes (including investors comprising the CSFB business unit) and GeoLease Partners, L.P., a Delaware limited partnership (in which persons comprising the CSFB business unit have a controlling interest. The restructuring extends the maturity date on the 2002 Notes to September 15, 2003 and permits the Company, at its option, to pay interest on each interest payment date, in the form of cash interest or PIK interest (the issuing of additional notes) through, but not including, the maturity dates for the 2002 Notes and 2005 Notes. Concurrently, GeoLease Partners, L.P., purchased the leased equipment and was assigned the rights under the Company's Equipment Lease dated as October 1, 1999 between the Company and its principal equipment supplier. Immediately following this transfer, the Company and GeoLease Partners, L.P. entered into Amendment No. 1 to the Equipment Lease, allowing the Company to defer the monthly installments due on the Equipment Lease until the expiration date of the Equipment Lease (currently October 1, 2002). The Company is obligated to pay interest on any monthly installment not paid when due, and any such accrued interest is due on the expiration date of the Equipment Lease. Amendment No. 1 to the Equipment Lease also includes a provision for the payment by the Company of $1.9 million as deferred rent due on the later of (i) September 15, 2003 and (ii) the date that the 13.5% Senior Secured 2002 Notes are paid in full.

        William R. Ziegler is of counsel to the New York-based law firm of Satterlee Stephens Burke & Burke, LLP, the successor in interest of Parson & Brown, L.L.P. of which Mr. Ziegler was a partner. During the fiscal years ended December 31, 2000 and December 31, 1999, those firms billed the Company $35,104 and $123,218 respectively, for services rendered.

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

        10.9    Stock Purchase Agreement dated as of March 24, 1998, among the
                Company, Geophysical Development Corporation and the holders of all of the capital stock of Geophysical Development Corporation
                (incorporated by reference from Exhibit 2.1 to Form 8-K filed with the Securities and Exchange Commission on May 15, 1998
                (file no.000-09268)).



        10.10   Employment Agreement dated as of July 15, 1997 between the
                Company and Lynn A. Turner (incorporated by reference from
                Exhibit 10.5 to Form 10-KSB filed with the Securities and Exchange Commission on March 31, 1998 (file no.000-09268)).

        10.11   Employment Agreement dated as of July 15, 1997 between the
                Company and Michael A. Dunn (incorporated by reference from
                Exhibit 10.6 to Form 10-KSB filed with the Securities and Exchange Commission on March 31, 1998 (file no.000-09268)).

        10.12 Securities Purchase Agreement dated as of April 30, 1998, among the Company, DLJ Investment Partners, L.P. and certain additional investors (incorporated by reference from Exhibit
                (4.1) to Form 8-K filed with the Securities and Exchange
                Commission on May 15, 1998 (file no.000-09268))

        10.13   Warrant Agreement dated as of April 30, 1998, among the Company,
                DLJ Investment Partners, L.P. and certain additional investors
                (incorporated by reference from Exhibit (4.2) to Form 8-K filed with the Securities and Exchange Commission on May 15, 1998
                (file no.000-09268)).

        10.14 Note Registration Rights Agreement dated as of April 30, 1998, among the Company, DLJ Investment Partners, L.P. and certain additional investors (incorporated by reference from Exhibit
                (4.3) to Form 8-K filed with the Securities and Exchange
                Commission on May 15, 1998 (file no.000-09268)).

        10.15 Tag Along-Drag Along Agreement dated as of April 30, 1998 among the Company, DLJ Investment Partners, L.P. and certain additional investors (incorporated by reference from Exhibit
                (4.5) to Form 8-K filed with the Securities and Exchange
                Commission on May 15, 1998 (file no.000-09268)).

        10.16   Stock Purchase Agreement, dated July 28, 1999, among Halex Oil
                Corporation, HOC Operating Co., Inc. and the Company (without exhibits) (incorporated by reference from Exhibit (2.1) to Form
                8-K filed with the Securities and Exchange Commission on August
                12, 1999 (file no. 000-09268)).

        10.17 Securities Purchase Agreement dated as of October 1, 1999, among the Company, DLJ Investment Partners, L.P. and certain additional investors (incorporated by reference from Exhibit 4.1 to Form 8-K filed with the Securities and Exchange Commission on October 18, 1999 (file no. 000-09268)).

        10.18   Amended and Restated Warrant Agreement dated as of October 1,
                1999, among the Company, DLJ Investment Partners, L.P. and certain additional investors (incorporated by reference from Exhibit 4.2 to Form 8-K filed with the Securities and Exchange
                Commission on October 18, 1999 (file no. 000-09268)).

        10.19   Amended and Restated Tag Along-Drag Along Agreement dated as of
                September 30, 1999, among the Company, DLJ Investment Partners,
                L.P. and certain additional investors (incorporated by reference from Exhibit 4.4 to Form 8-K filed with the Securities and Exchange Commission on October 18, 1999 (file no. 000-09268)).



        10.20   Restructure Agreement dated October 1, 1999, among the Company,
                Geophysical Services, Inc., Quantum Geophysical Services, Inc.,
                Input/Output, Inc. and Global Charter Corporation (incorporated by reference from Exhibit 99 to Form 8-K filed with the Securities and Exchange Commission on October 18, 1999 (file no.
                000-09268)).

        10.21   Stock Purchase Agreement dated January 1, 2000, among the
                Company, RNS, LLC, and Allen Rein, Kim Nordberg and Scott
                Schmidt (incorporated by reference from Exhibit (2) to Form 8-K filed with the Securities and Exchange Commission on March 9, 2000 (file no. 000-09268)).

        10.22   Form of Subordination and Amendment Agreement dated as of April
                9, 2001 among the Company, GeoLease Partners, L.P. and the holders of the Company's 13 1/2% Senior Secured Notes.

        10.23   Lease Agreement dated October 1, 1999 between the Company and
                Input/Output, Inc.

        10.24   Amendment No. 1 dated as of April 9, 2001 between the Company and
                GeoLease Partners, L.P.

        22      Following is a list of the Company's Subsidiaries:

                                              Other Name Under
                                              Which Subsidiary             Jurisdiction of
          Name of Subsidiary                  Conducts Business            Incorporation
          ------------------                  -----------------            -------------
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

          Quantum Geophysical, Inc.                  None                       Texas

          Geophysical Development Corporation        None                       Texas

          Geoscience Software Solutions, Inc.        None                       Texas


               Following is a list of the subsidiaries of Quantum Geophysical,
Inc.:

                                                   Other Name Under
                                                   Which Subsidiary             Jurisdiction Of
               Name of Subsidiary                  Conducts Business            Incorporation
               ------------------                  -----------------            -------------
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

                                         GEOKINETICS INC.


Date:   April 16, 2001                   By:     /s/ Lynn A. Turner
                                                --------------------------------
                                                Lynn A. Turner, President and
                                                Chief Operating Officer


                                         By:    /s/ Thomas J. Concannon
                                                --------------------------------
                                                Thomas J. Concannon
                                                Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                        Title                           Date
---------                        -----                           ----
/s/ Lynn A. Turner               President and Chief Operating   April 16, 2001
-----------------------------    Officer
Lynn A. Turner


 /s/ Thomas J. Concannon         Vice President and              April 16, 2001
 ----------------------------    Chief Financial Officer
Thomas J. Concannon


/s/ William R. Ziegler           Director and Chairman           April 16, 2001
-----------------------------
William R. Ziegler


/s/ Steven A. Webster            Director                        April 16, 2001
-----------------------------
Steven A. Webster


/s/ Christopher M. Harte         Director                        April 16, 2001
-----------------------------
Christopher M. Harte


                              GEOKINETICS INC. AND
                                  SUBSIDIARIES

                    ANNUAL CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000






























                                   Page F-1

                               TABLE OF CONTENTS


                        CONSOLIDATED FINANCIAL STATEMENTS


INDEPENDENT AUDITOR'S REPORT...............................................F-3


CONSOLIDATED BALANCE SHEETS................................................F-4


CONSOLIDATED STATEMENTS OF OPERATIONS......................................F-6


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY............................F-7


CONSOLIDATED STATEMENTS OF CASH FLOWS......................................F-8


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.............................F-9













                                     Page F-2

                   [LETTERHEAD OF FITTS, ROBERTS & CO., P.C.]


                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Geokinetics Inc. and Subsidiaries
Houston, Texas


We have audited the accompanying consolidated balance sheets of Geokinetics Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geokinetics Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Fitts, Roberts & Co., P.C.

Houston, Texas
April 9, 2001

                                                                        Page F-3

CONSOLIDATED BALANCE SHEETS


                                                                                  December 31,               December 31,
                                                                                      2000                       1999
                                                                            -------------------------- ------------------------
                                     ASSETS
CURRENT ASSETS
         Cash                                                                              $1,241,282                $2,677,996
         Accounts receivable - trade, net                                                   2,692,932                 2,010,381
         Accounts receivable - officers and employees                                           9,176                    19,930
         Work in progress                                                                     627,174                 1,225,799
         Prepaid expenses                                                                     526,598                   411,489
         Accrued income tax refund                                                                 -                     16,000
                                                                            -------------------------- -------------------------

                  Total Current Assets                                                      5,097,162                 6,361,595
                                                                            -------------------------- -------------------------






PROPERTY AND EQUIPMENT, net                                                                 7,474,722                11,877,927
                                                                            -------------------------- -------------------------






OTHER ASSETS
    Deferred charges                                                                           73,022                    44,534
    Note receivable                                                                           250,000                         -
    Restricted investments                                                                    131,700                   106,700
    Deposits and other assets                                                                  47,879                    78,097
    Goodwill and other intangibles, net of $7,634,717 amortization in 2000 and $4,923,964 in 1999 and net of impairment reserve of
             $2,143,635 in 1999                                                            22,161,250                25,781,443
                                                                            -------------------------- -------------------------

             Total Other Assets                                                            22,663,851                26,010,774
                                                                            -------------------------- -------------------------






                      TOTAL ASSETS                                                        $35,235,735               $44,250,296
                                                                            ========================== =========================

                                                                        Page F-4

                           CONSOLIDATED BALANCE SHEETS


                                                                                  December 31,               December 31,
                                                                                      2000                       1999
                                                                            -------------------------- -------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
         Current maturities of long-term debt                                              $  566,678                $  713,280
         Current portion of capital lease                                                     228,444                         -
         Accounts payable - trade                                                           2,362,060                 1,182,144
         Accrued income tax payable                                                                -                    146,327
         Accrued liabilities                                                                1,608,904                 3,599,099
         Customer deposits                                                                      3,420                    15,000
         Notes payable                                                                        252,090                   398,109
         Due to officers and stockholders                                                     477,373                   410,268
         Advances for lease bank                                                              175,000                   185,500
         Site restoration costs payable                                                         6,418                     6,418
         Deferred revenue                                                                     294,257                    74,188
                                                                            -------------------------- -------------------------
                  Total Current Liabilities                                                 5,974,644                 6,730,333

SHORT-TERM OBLIGATIONS EXPECTED TO BE REFINANCED                                            2,286,759                         -
                                                                            -------------------------- -------------------------

LONG-TERM DEBT, net of current maturities, net of OID                                      58,080,462                51,267,997
                                                                            -------------------------- -------------------------

OTHER LIABILITIES
         Deferred gain                                                                             -                    359,974
         Accrued long-term lease liability                                                  1,713,640                         -
                                                                            -------------------------- -------------------------
                  Total Other Liabilities                                                   1,713,640                   359,974
                                                                            -------------------------- -------------------------

                           TOTAL LIABILITIES                                               68,055,505                58,358,304
                                                                            -------------------------- -------------------------

STOCKHOLDERS' EQUITY
    Preferred stock, Series B, $10.00 par value, 100,000 shares authorized,
             none outstanding                                                                      -                          -
    Common stock, $.01 par value, 100,000,000 shares authorized, 18,992,156 shares outstanding at December 31, 2000 and 19,367,156 shares
             outstanding at December 31, 1999                                                 193,672                   193,672
    Additional paid-in capital                                                             33,019,248                33,019,248
    Retained deficit                                                                     (65,890,190)              (47,320,928)
                                                                            -------------------------- -------------------------
                                                                                         (32,677,270)              (14,108,008)
    Less common stock in treasury at cost, 375,000 shares in 2000                           (142,500)                         -
                                                                            -------------------------- -------------------------

                      TOTAL STOCKHOLDERS' EQUITY                                         (32,819,770)              (14,108,008)
                                                                            -------------------------- -------------------------

                      TOTAL LIABILITIES AND
                               STOCKHOLDERS' EQUITY                                       $35,235,735               $44,250,296
                                                                            ========================== =========================

The Accompanying Notes Are An Integral Part of These Consolidated Financial Statements
                                                                        Page F-5

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                            For the Years Ended
                                                                                December 31, 2000         December 31, 1999
                                                                            -------------------------- -------------------------
REVENUES
    Seismic revenue                                                                 $  9,688,646              $  5,407,895
    Data processing revenue                                                            5,984,311                 8,786,231
                                                                            -------------------------- -------------------------
             Total Revenues                                                           15,672,957                14,194,126

EXPENSES
    Seismic operating expenses                                                        11,760,995                 7,513,734
    Data processing expenses                                                           5,188,816                 6,408,634
    General and administrative                                                         1,915,061                 2,817,885
    Depreciation and amortization                                                      7,846,705                 9,907,917
    Provision for disposition of subsidiary                                                   -                  2,143,635
                                                                            -------------------------- -------------------------
             Total Expenses                                                           26,711,577                28,791,805
                                                                            -------------------------- -------------------------

    Loss From Operations                                                             (11,038,620)              (14,597,679)

OTHER INCOME (EXPENSE)
    Interest income                                                                       92,495                   128,698
    Interest expense                                                                  (7,883,258)               (7,460,298)
                                                                            -------------------------- -------------------------
             Total Other Expense                                                      (7,790,763)               (7,331,600)
                                                                            -------------------------- -------------------------

    Loss Before Income Tax, Discontinued Operations and Extraordinary Item           (18,829,383)              (21,929,279)

INCOME TAX BENEFIT
    Current income tax benefit                                                                 -                    197,596
    Deferred income tax benefit                                                                -                    222,045
                                                                            -------------------------- -------------------------
             Total Income Tax Benefit                                                          -                    419,641
                                                                            -------------------------- -------------------------

    Loss Before Discontinued Operations and Extraordinary Item                       (18,829,383)              (21,509,638)

LOSS FROM DISCONTINUED OPERATIONS
    Loss from oil and gas operations                                                           -                   (71,494)
    Loss from disposition of oil and gas operations                                            -                  (563,375)
                                                                            -------------------------- -------------------------
             Total Loss From Discontinued Operations                                           -                  (634,869)
                                                                            -------------------------- -------------------------

    Loss Before Extraordinary Item                                                   (18,829,383)              (22,144,507)

EXTRAORDINARY ITEM
    Income (loss) on extinguishment of debt                                               260,121               (8,275,390)
                                                                            -------------------------- -------------------------

NET LOSS                                                                            $(18,569,262)             $(30,419,897)
                                                                            ========================== =========================

NET EARNINGS (LOSS) PER COMMON SHARE - BASIC
    Loss from continuing operations                                                       $(0.99)                   $(1.11)
    Loss from discontinued operations                                                          -                     (0.03)
    Extraordinary income (loss) on extinguishment of debt                                   0.01                     (0.43)
                                                                            -------------------------- -------------------------
             Net Loss                                                                     $(0.98)                   $(1.57)
                                                                            ========================== =========================

    Weighted average common shares outstanding                                        19,046,459                19,348,155
                                                                            ========================== =========================

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements
                                                                        Page F-6

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                Stockholder's Equity
                                                                        ----------------------------------
                                       Preferred       Common Shares    Preferred Stock    Common Stock
                                     Shares Issued         Issued
                                    ----------------- ----------------- ---------------- -----------------

Balance at December 31, 1998               -                19,332,480         -                 $193,325

Net Loss

Warrants Issued Associated with
     Senior Secured Debt
         Notes due 2002
         Notes due 2005
Exercise of Warrants                                            34,676                                347
                                    ----------------- ----------------- ---------------- -----------------

Balance at December 31, 1999               -                19,367,156         -                  193,672

Net Loss

Sale of Reliable Exploration Co.                             (375,000)
                                    ----------------- ----------------- ---------------- -----------------

Balance at December 31, 2000               -                18,992,156         -                 $193,672
                                    ================= ================= ================ =================


                                                              Stockholders' Equity
                                    ----------------------------------------------------------------------
                                        Additional     Treasury Stock   Retained Deficit      Total
                                     Paid-In Capital
                                     ---------------------------------- ----------------------------------

Balance at December 31, 1998          $29,112,344              -          $(16,901,031)       $12,404,638

Net Loss                                                                   (30,419,897)       (30,419,897)

Warrants Issued Associated with
     Senior Secured Debt
         Notes due 2002                 1,860,000                                               1,860,000
         Notes due 2005                 2,038,213                                               2,038,213
Exercise of Warrants                        8,691                                                   9,038
                                     ---------------------------------- ----------------------------------

Balance at December 31, 1999           33,019,248              -           (47,320,928)       (14,108,008)

Net Loss                                                                   (18,569,262)       (18,569,262)

Sale of Reliable Exploration Co.                              (142,500)                          (142,500)
                                     ---------------------------------- ----------------------------------
Balance at December 31, 2000          $33,019,248            $(142,500)   $(65,890,190)      $(32,819,770)
                                     ================================== ==================================

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements
                                                                        Page F-7

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      December 31,               December 31,
                                                                                          2000                       1999
                                                                                -------------------------- -------------------------
OPERATING ACTIVITIES
         Net Loss                                                                           $(18,569,262)             $(30,419,897)

         Adjustments to reconcile net loss to net cash used by
               operating activities
                  Depreciation, depletion and amortization                                      7,846,705                 9,916,418
                  (Gain) loss on disposal of assets
                           Operating assets                                                     (116,544)                     7,348
                           Oil and gas operations                                                      -                    563,375
                  Reserve for disposition of subsidiary                                                -                  2,143,635
                  Extinguishment of debt, net                                                          -                  7,818,756
                  Current and deferred tax benefit                                                     -                  (419,641)
                  Changes in operating assets and liabilities
                           Accounts receivable                                                (1,123,471)                 4,840,857
                           Work in progress                                                       608,335                 (711,632)
                           Prepaid expenses and other assets                                    (352,150)                    62,609
                           Accounts payable                                                     1,383,881               (3,640,658)
                           Accrued liabilities and deferred revenue                             9,941,273                 (152,928)
                                                                                -------------------------- -------------------------

                  Net Cash Used in Operating Activities                                         (381,233)               (9,991,758)

INVESTING ACTIVITIES
         Proceeds from insurance                                                                       -                     21,504
         Purchase of capital assets                                                             (151,953)                 (945,083)
         Proceeds from sale of capital assets                                                          -                  9,999,337
         Proceeds from deposits and other                                                          52,742                         -
                                                                                -------------------------- -------------------------

                  Net Cash Provided (Used) by Investing Activities                               (99,211)                 9,075,758

FINANCING ACTIVITIES
         Proceeds from long-term debt                                                             120,345                51,253,000
         Proceeds from short-term debt                                                            301,049                 1,043,582
         Proceeds from software financing                                                              -                    795,997
         Principal payments on long-term debt                                                   (815,335)              (49,399,690)
         Principal payments on short-term debt                                                  (219,457)               (2,813,512)
         Payments on software financing                                                         (353,731)                         -
         Proceeds from issuance of common stock                                                        -                      9,038
                                                                                -------------------------- -------------------------

                  Net Cash Provided (Used) by Financing Activities                              (967,129)                   888,415
                                                                                -------------------------- -------------------------

NET DECREASE IN CASH                                                                          (1,447,573)                  (27,585)

CASH DEFICIT OF SUBSIDIARY SOLD                                                                    10,859                         -

CASH, beginning of year                                                                         2,677,996                 2,705,581
                                                                                -------------------------- -------------------------

CASH, end of year                                                                              $1,241,282                $2,677,996
                                                                                ========================== =========================

SUPPLEMENTAL DISCLOSURES RELATED TO CASH FLOWS:
         Income taxes of $935,000 were paid in 1999.
         Interest of $458,467 and $691,923 was paid in 2000 and 1999, respectively; additional interest of $6,823,422 and $5,358,000 was paid through the issuance of PIK notes (See Note 7)


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF THE ORGANIZATION

         Geokinetics Inc., a Delaware corporation, founded in 1980, (the "Company") is based in Houston, Texas. The Company has repositioned itself from an oil and gas exploration and production company into a technologically advanced provider of three-dimensional ("3-D") seismic acquisition services to the U.S. land-based oil and gas industry and seismic data processing services to clients involved in both on-shore and off-shore operations on a worldwide basis. Through equipment purchases and acquisition of other companies, the Company currently has the capability of operating three seismic crews in the Rocky Mountain region and on the Gulf Coast.

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

         GOODWILL

         Goodwill represents the aggregate excess cost of companies acquired over the fair value of their net assets at dates of acquisition. Goodwill is amortized using the straight-line method over a period of 40 years for subsidiaries providing seismic acquisition services and 10 years for subsidiaries providing seismic data processing services. In accordance with APB 17, Intangible Assets, the Company continues to evaluate the amortization period to determine whether events or circumstances warrant revised amortization periods. Additionally, the Company considers whether the carrying value of such assets should be reduced based on the future benefits of its intangible assets. Goodwill amortization expense totaled $2,848,469 and $2,927,293 during 2000 and 1999, respectively.

         DEBT ISSUANCE COSTS

         The value of detachable warrants issued in relation to debt obligations is reflected as discount which is netted against the face amount of the obligation and is amortized to expense over the term of the obligation. Discount amortization expense totaled $959,700 and $603,700 in 2000 and 1999, respectively.

         PRE-OPERATING COSTS

         It is the Company's policy to expense non-recoverable pre-operating costs as they are incurred.

         RESTRICTED INVESTMENTS AND SITE RESTORATION COSTS

         Restricted investments represent investments carried at cost, which approximates market. Such investments represent amounts of certificates of deposit or other deposit accounts required by various state and federal agencies in connection with the performance of field operations by the Company and its subsidiaries. The amount of restricted investments was $131,700 and $106,700 at December 31, 2000 and 1999,
         respectively.

         CASH EQUIVALENTS

         For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2000 and 1999.

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

         During 1999, the seismic service industry experienced an unprecedented downturn which severely constrained the Company's working capital position. During this period, management developed a financial and operational plan to carry the Company's operations through the year 2000 and beyond. One component of this plan included a restructuring of the Company's long term debt as further outlined in Note 11. The restructuring provided the Company with additional funding, in the amount of $5,895,000, and the option, during 2000, to make interest payments due on its 13.5% Senior Secured Notes either in cash or by issuing additional notes. During 2000, the Company elected to make interest payments due on the 13.5% Senior Secured Notes by issuing additional notes. This resulted in an increase of $6,823,421 in the Company's 13.5% Senior Secured Notes due in 2002 and 2005. The plan also included disposing of the Company's oil and gas operations as well as one of its seismic acquisition subsidiaries, as further discussed in Notes 18 and 19.

         The seismic service industry downturn, outlined above, continued into 2000. Demand for the Company's seismic acquisition and data processing services remained weak in the first half of 2000. While demand for the Company's services began to increase in the second half of 2000, the prices the Company can charge for its services remained at historically low levels due to continuing competitive pressures.

         As a result of industry conditions and plan implementation, outlined above, the Company incurred a loss of approximately $18.6 million during 2000 in addition to a loss of approximately $30.4 million incurred in 1999, leaving the Company with a deficit equity position of approximately $32.8 million at December 31, 2000.

         On April 9, 2001, the Company entered into a Subordination and Amendment Agreement with the holders of the Company's 13.5% Senior Secured Notes and GeoLease Partners, L.P. (GeoLease), a Delaware limited partnership. The agreement provides for, among other items, a restructuring of the Company's 13.5% Senior Secured Notes as further outlined in Note 11.

         Concurrently with the transactions contemplated by the Subordination and Amendment Agreement, GeoLease purchased the equipment and was assigned the rights under that certain Lease Agreement, dated as of October 1, 1999 (Equipment Lease), that the Company had entered into with its primary equipment supplier. Upon completion of this transaction, the Company and GeoLease entered into Amendment No. 1 of the Equipment Lease. This Agreement, more fully detailed in Note 11, allows the Company to defer the monthly installments due on the Equipment Lease until the lease expiration date, October 1, 2002.

         The Company believes that its cash on hand at December 31, 2000, the anticipated cash flow from continuing operations and the completion of the transactions of April 9, 2001, noted above, will provide sufficient liquidity to continue operations through 2001. The Company anticipates that it will defer making monthly lease installments, due on the equipment lease, and elect not to make cash interest payments on its 13.5% Senior Secured Notes during 2001. The Company's financial results will continue to be negatively impacted until a recovery in the seismic service industry occurs. The Company is presently unable to predict when such a recovery will occur.


NOTE 3.  PROPERTY AND EQUIPMENT

         A summary of property and equipment follows:


                                                                              December 31,               December 31,
                                                                                  2000                       1999
                                                                        -------------------------- -------------------------
         Field operating equipment                                                    $15,053,701               $17,213,247
         Vehicles                                                                         323,375                   735,994
         Buildings and improvements                                                       280,945                   287,429
         Software                                                                         979,873                   977,913
         Data processing equipment                                                      3,228,754                 3,219,272
         Furniture and equipment                                                          188,274                   228,050
                                                                        -------------------------- -------------------------
                                                                                       20,054,922                22,661,905
         Less accumulated depreciation and amortization                                12,603,650                10,807,428
                                                                        -------------------------- -------------------------
                                                                                        7,451,272                11,854,477
         Land                                                                              23,450                    23,450
                                                                        -------------------------- -------------------------

                  Net Property and Equipment                                           $7,474,722               $11,877,927
                                                                        ========================== =========================

NOTE 4.  ACCRUED LIABILITIES

         A summary of accrued liabilities follows:


                                                                              December 31,               December 31,
                                                                                  2000                       1999
                                                                        -------------------------- -------------------------
         Sales tax payable                                                                $56,023                  $189,377
         Accrued payroll                                                                  916,649                   647,406
         Accrued interest payable                                                          32,949                 1,769,687
         Accrued operating expense                                                        603,283                   992,629
                                                                        -------------------------- -------------------------

                                                                                       $1,608,904                $3,599,099
                                                                        ========================== =========================

NOTE 5.  NOTES PAYABLE

         A summary of notes payable follows:
                                                                              December 31,               December 31,
                                                                                  2000                       1999
                                                                        -------------------------- -------------------------
         Notes representing financing of insurance premiums for                          $252,090                  $237,037
                  operating subsidiaries over periods of ten to eleven
                  months at interest rates varying from 9.32% to 9.34%


         Note representing an amount due under the terms of an
                  agreement for payment of funds in settlement of a
                  claim, dated May 7, 1997, with no interest. Revised
                  settlement on May 16, 2000 eliminated this liability
                  at no cost to the Company                                                    -                   $158,524


         Notes to financial institutions for the purchase of Company vehicles used by marketing and sales personnel
                  secured by vehicles, principal and interest payable
                  monthly                                                                      -                      2,548
                                                                        -------------------------- -------------------------
                                                                                         $252,090                  $398,109
                                                                        ========================== =========================


NOTE 6.  LEASE BANK

                  The Company had previously utilized a revolving credit facility to provide funds to acquire, package and sell oil and gas properties. Notes issued under this facility are payable upon demand one year from the date of the individual notes. If there is no demand, the notes automatically renew on a quarterly basis. The Notes matured on December 31, 1999. The outstanding balance on the advances for Lease Bank was $175,000 at December 31, 2000 and $185,500 at December 31,
                  1999. The Company made principal payments of $10,000 during 2000 as well as quarterly interest payments at prime plus 4% totaling $23,565. The Company intends to continue to meet its interest obligations, and will make principal payments when possible from available cash.

NOTE 7.  LONG-TERM DEBT


                                                                                       December 31,               December 31,
                                                                                           2000                       1999
                                                                                 -------------------------- ------------------------
              13.5% Senior Secured Notes dated October 1, 1999 in the
              aggregate principal amount of $45,358,000, to certain
              investors due and payable on September 15, 2005, and
              interest of 13.5% per annum is payable on each March 15
              and September 15, commencing March 15, 2000.  The Company
              exercised its option to make these payments in kind
              during 2000 by the issuance of additional Notes.  A
              Subordination and Amendment Agreement dated April 9, 2001
              permits the Company to make each interest payment in kind
              through, but not including, the note maturity date of
              September 15, 2005, and subordinates the Notes to a
              certain lease agreement dated October 1, 1999.  The
              Company granted security interests covering substantially
              all of the Company's assets as security for the Notes and
              caused certain of its wholly-owned subsidiaries to
              execute guarantees of the Notes.  The Company issued to
              the investors warrants to purchase 26,818,594 shares of
              the Company's common stock at a price of $0.56 per
              share.  The Company issued 7,618,594 of these warrants in
              exchange for 7,618,594 warrants previously issued to the
              investors.  For financial statement purposes, the notes
              are presented net of unamortized discount of $1,613,593
              in 2000 and $1,953,289 in 1999                                          $49,802,039               $43,404,711


NOTE 7.  LONG-TERM DEBT (CONTINUED)


              13.5% Senior Secured Notes dated October 1 and November 30,
              1999 in the aggregate principal amount of $5,895,000, to
              certain investors originally due and payable on September
              15, 2002 and interest of 13.5% per annum is payable on
              each March 15, and September 15, commencing March 15,
              2000. The Company exercised its option to make these
              payments in kind during 2000 by the issuance of
              additional Notes. A Subordination and Amendment Agreement
              dated April 9, 2001 extended the due dates of the Notes
              to September 15, 2003, permits the Company to make each
              interest payment in kind through, but not including, the
              note maturity date of September 15, 2003, and
              subordinates the Notes to a certain lease agreement dated
              October 1, 1999. The Company granted security interests
              covering substantially all of the Company's assets as
              security for the Notes and caused certain of its
              wholly-owned subsidiaries to execute guarantees of the
              Notes. The Company issued to the investors warrants to
              purchase 23,250,000 shares of the Company's common stock
              at a price of $0.56 per share. For financial statement
              purposes, the Notes are presented net of unamortized
              original issue discount of $1,084,995 in 2000 and
              $1,704,999 in 1999                                                        5,575,794                 4,190,001

              Note to a financial institution dated March 1, 1996 payable in 120 monthly installments of principal and interest
              adjusted quarterly based on interest at prime plus 1.5%
              through March 1, 2006 when all unpaid principal and
              accrued interest is due (monthly payments at December 31,
              2000 were $64,104 including principal and interest at
              9.75%), secured by first security interest in a
              subsidiary's accounts receivable, inventory, property and
              equipment, oil and gas leases, intangibles, guaranty of
              the Company and a $4,000,000 guaranty of the Farmers Home
              Administration of the United States Department of
              Agriculture                                                               3,180,258                 3,616,758

              Note to an equipment vendor dated July 7, 2000 payable in
              18 monthly installments of $7,339 including principal and
              interest at 12%, due January 7, 2002, secured by equipment                   89,049                         -

NOTE 7.  LONG-TERM DEBT (CONTINUED)


              Note dated January 8, 1998 payable to an individual in 36
              monthly installments of $18,957 including principal and
              interest at 10% beginning February 8, 1998, secured by
              certain equipment, accounts receivable and a guaranty of
              the Company. The subsidiary company with this obligation
              was sold on February 23, 2000 and the Company's guaranty
              was released.  (See Note 19)                                                     -                    501,356


              Note originally dated June 9, 1998, extended on September
              2, 1999, payable to a financial institution in 7 monthly
              installments of principal in the amount of $53,544 plus
              accrued interest at prime beginning October 2, 1999 with
              a final payment of the unpaid principal balance plus
              accrued interest due on May 2, 2000. The Note is secured
              by equipment, inventory, accounts receivable, fixtures
              and a guaranty of the Company                                                    -                    268,451
                                                                        -------------------------- -------------------------
                                                                                       58,647,140                51,981,277
         Less Current Maturities                                                          566,678                   713,280
                                                                        -------------------------- -------------------------

                                                                                      $58,080,462               $51,267,997
                                                                        ========================== =========================

         A summary of long-term debt principal maturities follows:


                                         FOR THE YEARS ENDING DECEMBER 31,                                       Amount
                                         ---------------------------------
                                                                                                        -------------------------

                                                        2001                                                            $566,678
                                                        2002                                                             542,954
                                                        2003                                                           6,167,566
                                                        2004                                                             653,672
                                                        2005                                                          50,524,224
                                                     Thereafter                                                          192,046
                                                                                                        -------------------------
                                                                                                                     $58,647,140
                                                                                                        =========================


         The 13.5% Senior Secured Notes due 2003 and 2005, as outlined above, have interest payments due and payable on each March 15 and September 15, commencing March 15, 2000. Interest payments of $3,151,142 and $3,672,280 were due on March 15, 2000 and
         September 15, 2000 respectively. The Company exercised its option to make these interest payments by the issuance of additional notes (payment in kind). On April 9, 2001, the Company entered into a Subordination and Amendment Agreement with the holders of the Company's 13.5% Senior Secured Notes and GeoLease Partners, L.P., a Delaware limited partnership. This agreement provided for, among other items, a restructuring of the Company's 13.5% Senior Secured Notes as further outlined in Note 11. The restructuring extended the maturity date on the 2002 Notes to September 15, 2003 and permits the Company to pay interest when due in the form of cash or by issuing additional notes through, but not including, the maturity dates for the Senior Secured Notes.

NOTE 8.  INCOME TAX

         The income tax benefit (expense) charged to continuing operations for the years ended December 31, 2000 and 1999 was as follows:


                                                                              December 31,               December 31,
                                                                                  2000                       1999
                                                                        -------------------------- -------------------------
         Current:
               U.S. Federal                                                                 -                      $197,596
               State and local                                                              -                          -
               Foreign                                                                      -                          -
                                                                        -------------------------- -------------------------

                    Total Current                                                           -                       197,596
                                                                        -------------------------- -------------------------

          Deferred
               U.S. Federal                                                                 -                       222,045
               State and local                                                              -                          -
               Foreign                                                                      -                          -
                                                                        -------------------------- -------------------------

                    Total Deferred                                                          -                       222,045
                                                                        -------------------------- -------------------------

          Other
               Adjustment to valuation allowance                                            -                          -
                                                                        -------------------------- -------------------------

                                                                                            -                      $419,641
                                                                        ========================== =========================



         The income tax provision differs from the amount of income tax determined by applying the U.S. Federal Income Tax Rate to pre-tax income from continuing operations for the years ended December 31, 2000 and 1999 due to the following:

                                                                              December 31,               December 31,
                                                                                  2000                       1999
                                                                        -------------------------- -------------------------
         Computed "expected" tax benefit                                              $6,313,548               $10,485,445
           Non-deductible expenses
              Goodwill                                                                  (968,479)                 (995,280)
              High yield interest, current                                            (2,517,194)               (2,063,000)
              Adjust prior year high yield interest                                         -                     (340,000)
              Amortization and write-off of OID                                         (326,298)               (2,902,850)
           Non-deductible capital loss                                                      -                     (920,380)
            Adjustment of prior year subsidiary tax liabilities                             -                      419,641
            Adjustment of NOL carryforward                                              (892,935)                     -
            Depreciation                                                                 245,526                (1,438,967)
            Other adjustments                                                            269,941                  (238,381)
            Change in valuation allowance                                             (2,124,109)               (1,586,587)
                                                                        -------------------------- -------------------------

                   Income Tax Benefit                                                       -                     $419,641
                                                                        ========================== =========================


         Deferred tax assets at December 31, 2000 and 1999 are comprised primarily of net operating loss carryforwards. Deferred tax liabilities consist primarily of the difference between book and tax basis depreciation. A valuation allowance has been provided for net deferred tax assets that the Company has not yet determined to be more likely than not to be realizable at this time. The Company will continue to review this valuation allowance and make adjustments when deemed appropriate. Following is a summary of deferred tax assets and liabilities.

                                                                              December 31,               December 31,
                                                                                  2000                       1999
                                                                        -------------------------- -------------------------
         Deferred tax assets
              Loss carryforwards                                                      $10,279,538                $8,514,485
              Tax credits                                                                 245,769                   132,238
                                                                        -------------------------- -------------------------
                                                                                       10,525,307                 8,646,723
         Deferred tax liabilities
              Depreciation                                                            (1,193,441)               (1,438,967)
                                                                        -------------------------- -------------------------

                   Net Deferred Tax Assets                                             $9,331,866                $7,207,756
                                                                        ========================== =========================

         Valuation Allowance                                                           $9,331,866                $7,207,756
                                                                        ========================== =========================

         At December 31, 2000, the Company had net operating loss carryforwards of $30,233,934 and tax credit carryforwards of $245,769 that expire in 2001 through 2020.

         The computed tax benefit at December 31, 2000 was $9,331,866 and at December 31, 1999 was $7,207,756.

         The amounts and expiration dates of the carryforwards are as follows:


                                                                              Net Operating           Tax Credit Amount
                                 EXPIRATION DATE                               Loss Amount
                                 ---------------                        -------------------------- -------------------------
                              Non-expiring credits                                          -                      $245,769
                                      2001                                                206,140                      -
                                      2002                                              1,502,500                      -
                                      2003                                                142,273                      -
                                      2004                                                 94,586                      -
                                      2005                                                  1,134                      -
                                      2006                                                141,998                      -
                                      2007                                                 46,928                      -
                                      2008                                                304,632                      -
                                      2009                                                249,844                      -
                                      2010                                                879,151                      -
                                      2011                                              2,613,419                      -
                                      2012                                              2,191,002                      -
                                      2018                                              4,555,128                      -
                                      2019                                              9,230,482                      -
                                      2020                                              8,074,717                      -
                                                                        -------------------------- -------------------------

                                     Totals                                           $30,233,934                  $245,769
                                                                        ========================== =========================

NOTE 9.  RELATED PARTY TRANSACTIONS

         The father of a former Vice-President of the Company is a participant in the Company's Lease Bank with a note balance of $35,000 at December 31, 2000.

         On April 25, 1997, the Company obtained a $500,000 short-term financing from two individuals who were subsequently elected directors at the annual shareholders meeting on November 20, 1997. The Company issued 12% senior notes to the individuals, which were exchanged on July 18, 1997, in connection with the Securities Purchase and Exchange Agreement described in Note 11, for 458,333 shares of the Company's common stock, 15,625 shares of Series A preferred stock and 592,009 shadow warrants. As part of this financing transaction, the Company entered into a consulting agreement with a director on July 18, 1997, pursuant to which, in consideration of certain strategic planning and other consulting services to be provided to the Company and its subsidiaries by that individual, he will be paid a quarterly consulting fee equal to one half of 1% of the total investment made by him and certain other persons in debt and equity securities of the Company that is outstanding as of the end of each quarter during the three-year term of such agreement. This agreement was not renewed after the initial three-year term. As of December 31, 2000 and 1999, respectively, the Company owed the director $389,873 and $343,207 in consulting fees under the terms of the agreement, which are included as amounts due to officers and shareholders in the Company's balance sheet. The Company and the director entered into an option agreement providing for the grant of options to purchase 50,000 shares of common stock of the Company to the director at $0.75 per share.

         In connection with the private placement offering described in
         Note 11, the Company entered into an investment monitoring agreement with an investment group, under which the Company will pay the investment group an annual fee of $25,000. Two directors of the Company are the two partners of the sole managing member of the investment group. The Company owed the investment group $87,500 and $62,500 as of December 31, 2000 and 1999, respectively, under the terms of the agreement, which are included as amounts due to officers and shareholders on the Company's balance sheet.

         A director of the Company is a partner of a law firm which provides legal services to the Company related to financing and private placement offering activities. In connection with these activities the Company incurred legal costs from the director's law firm during the years ended December 31, 2000 and 1999, respectively of $35,104 and $123,218.

NOTE 10. ACQUISITION OF WHOLLY-OWNED SUBSIDIARIES

         On January 26, 1998, the Company acquired, effective January 1, 1998, all of the outstanding capital stock of Reliable Exploration Incorporated, a Montana corporation (Reliable), pursuant to the terms of a Stock Purchase Agreement dated December 3, 1997, by and among the Company, Reliable and the holders of all of the outstanding capital stock of Reliable. Reliable, based in Billings, Montana, is engaged in the business of providing 2-D and 3-D seismic surveys to the oil and gas industry, primarily in the Rocky Mountain region of the United States. The acquisition of Reliable was accounted for as a purchase, with results of Reliable's operations included in the Company's financial statements from January 1, 1998 forward. The cost of the Company's investment in Reliable was $2,284,375, and the goodwill of $3,053,075 acquired in the purchase was being amortized on a straight-line basis over a forty-year period.

         On February 23, 2000, the Company sold all of the outstanding capital stock of Reliable to RNS, LLC, a Montana limited liability company (RNS). RNS is wholly-owned by the individuals from whom the Company had previously acquired Reliable in January 1998. An impairment reserve of $2,143,635 was recorded during 1999 as further discussed in Note 19.

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

         Pursuant to the GDC Agreement, the Company acquired 6,750 shares of GDC's common stock (GDC shares), representing 100% of the outstanding capital stock of GDC from the shareholders of GDC in exchange for (i) cash in the amount of $26,000,000 and (ii) 1,000,000 newly-issued shares of the Company's common stock. In addition, the Company granted options entitling certain employees of GDC to purchase up to an aggregate of 1,000,000 shares of common stock at an exercise price of $3.00 per share. On April 30, 2000, these options were repriced at an exercise price of $0.50 per share. In return for lowering the exercise price, all previous vesting was surrendered, and a new three-year vesting period was initiated. Effective April 30, 1998, the Company also entered into employment agreements with certain former GDC shareholders, pursuant to which such former GDC shareholders were granted options to purchase up to an aggregate of 400,000 shares of common stock at an exercise price equal to the closing price per share of the common stock on April 30, 1998.

         The acquisition by the Company of GDC is accounted for as a purchase, with results of GDC's operations included in the Company's financial statements from May 1, 1998 forward. The cost of the Company's investment in GDC is $30,062,500 and the goodwill of $27,961,807 acquired in the purchase is being amortized on a straight line basis over a ten-year period. Amortization expense from the date of acquisition through December 31, 2000 was $4,660,301.

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

         On October 1, 1999 the Company entered into a Securities Purchase Agreement (Purchase Agreement) with the Purchasers, pursuant to which the Company completed a restructuring of its $40,000,000 12% Senior Subordinated Notes due April 2005 (Prior Notes) and received an additional $4,000,000 from the Purchasers, the holders of the Prior Notes, and $1,000,000 from other sources. On November 30, 1999, the Company received an additional $895,000 from other investors. The restructuring involved the Company exchanging the Prior Notes for its 13.5% Senior Secured Notes due 2005 in the aggregate principal amount of $45,358,000 (the 2005 Notes) and the Company issued $5,895,000 of its 13.5% Senior Secured Notes due 2002 (the 2002 Notes) for the additional funding received on October 1, 1999 and November 30, 1999. The Company granted a security interest covering substantially all of its assets as security for the 2005 Notes and 2002 Notes and caused certain of its wholly-owned subsidiaries to execute guaranties of the 2005 Notes and 2002 Notes. As additional consideration, the Company issued warrants to the Purchasers to acquire 42,594,674 shares of the Company's common stock and issued warrants to the other investors to acquire 7,473,920 shares of the Company's common stock at an exercise price of $.56 per share. The Company issued 7,618,594 of these warrants in exchange for 7,618,594 warrants previously issued to the Purchasers. The warrants expire on September 15, 2006. The Company also recognized additional interest expense of $758,000 upon completion of the restructuring as a result of the interest rate increasing from 12% to 13.5% on accrued unpaid interest. As a result of the issuance of the warrants, the Purchasers, collectively, have the right to acquire 66.5% of the Company's outstanding common stock on a fully diluted basis.

         As a consequence of the extinguishment of the Prior Notes, the original issue discount and other loan costs associated with the Prior Notes have been expensed and resulted in an extraordinary loss of $8,275,390 during 1999.

         Concurrently with the transactions contemplated by the Purchase Agreement, the Company completed a restructuring of its debt obligations to the principal equipment supplier for the Company's seismic acquisition operations through a sale leaseback transaction.

         On April 9, 2001, the Company entered into a Subordination and Amendment Agreement with the holders of the Company's 13.5% Senior Secured Notes due 2002 and 2005 and GeoLease Partners, L.P. (GeoLease), a Delaware limited partnership, pursuant to which the Company completed a restructuring of its 13.5% Senior Secured Notes. The restructuring extends the maturity dates on the 2002 Notes to September 15, 2003 and permits the Company, at its option, to pay interest on each interest payment date, in the form of cash interest or payment in kind ("PIK") interest (the issuance of additional notes) through, but not including, the maturity dates for the 2002 and 2005 Senior Secured Notes. Accrued interest of $2,286,759 at December 31, 2000 has been classified as obligations expected to be refinanced based on the terms of this Agreement.

         Concurrently with the transactions contemplated by the Subordination and Amendment Agreement, GeoLease purchased the equipment and was assigned the rights under that certain Lease Agreement, dated as of October 1, 1999 (the Equipment Lease), that the Company had entered into with its primary equipment supplier. Upon completion of this transaction, the Company and GeoLease entered into Amendment No. 1 of the Equipment Lease, allowing the Company to defer monthly installments due on the Equipment Lease until the lease expiration date, October 1, 2002. The Company is obligated to pay interest on any monthly installments not paid when due. Any such accrued interest will also be due on the lease expiration date as outlined above.

         Prior to these Agreements, the Company had been in default under the Equipment Lease due to its inability to pay monthly installments when due since October 2000. The Amendment allows the Company to defer payment of these past due monthly installments in the manner described above. The unpaid lease payments of approximately $843,000 have been classified as an accrued long term lease liability based on the Amendment. The Amendment also includes a provision for the payment by the Company of $1.9 million as deferred rent due on the later of September 15, 2003 and the date that the 13.5% Senior Secured Notes due 2003 are paid in full.


NOTE 12. OUTSTANDING OPTIONS AND WARRANTS

         Under two plans, the Company may grant stock options and other awards to key executive, management and other personnel at exercise prices equal to or exceeding the market value at the date of grant. In general, options become exercisable over a three to five year period from the date of grant and expire five to seven years after the date of grant. Shares available for future option grants at December 31, 2000, totaled 3,438,001.

         The following table summarizes information about stock option transactions:

                                                       December 31, 2000                       December 31, 1999
                                              -------------------------------------  --------------------------------------
                                                   Shares        Weighted Average         Shares         Weighted Average
                                                                  Exercise Price                          Exercise Price
                                              ------------------ ------------------  ------------------  ------------------
         Outstanding at beginning of
              year                                    4,115,999              $1.59           5,307,000               $1.69

         Awards:
              Granted                                   940,000                .50             100,000                 .50
              Exercised                                     -                                -
              Forfeited                               (814,000)               2.75         (1,291,001)                1.89
                                              ------------------ ------------------  ------------------  ------------------

         Outstanding at December 31                   4,241,999               1.13           4,115,999               $1.59
                                              ================== ==================  ==================  ==================

         Exercisable at December 31                   2,772,165               1.24           2,538,999               $1.36
                                              ================== ==================  ==================  ==================



         The following table summarizes information about stock options outstanding at December 31, 2000:

           Range of Exercise      Number of Options      Weighted Average      Number of Options     Weighted Average
                Prices               Outstanding          Exercise Price          Exercisable         Exercise Price
         ---------------------- ---------------------- ---------------------  ------------------------------------------

                 $0-$1                      3,349,000         $0.71                      2,081,666                $0.79
                 $1-$2                        107,500          1.52                        107,500                 1.52
                 $2-$3                        487,498          2.41                        369,998                 2.38
                 $3-$4                        154,668          3.05                        129,668                 3.05
                 $4-$5                        143,333          4.07                         83,333                 4.08
                                ----------------------                        ---------------------

                                            4,241,999                                    2,772,165
                                ======================                        =====================

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

         The weighted average fair value of options granted during 2000 is $0.15. The weighted average fair value of options granted during 1999 is $0.38. The fair value of each option granted is estimated on the date of grant, using the Black-Scholes option-pricing model. The model assumed expected volatility of 50% and risk-free interest rate of 5.9% in 2000 and volatility of 50% and risk-free interest rate of 5.1% in 1999. As the Company has not declared dividends since it became a public entity, no dividend yield was used. The expected life of the options granted ranges from five to seven years.

         The following table reflects pro forma net income and earnings per share had the Company elected to adopt the fair value approach of SFAS 123:

                                                                            December 31,                 December 31,
                                                                                2000                         1999
                                                                      --------------------------   -------------------------
         Net Loss:
              As reported                                                         $(18,569,262)               $(30,419,897)
              Pro Forma                                                            (18,950,857)                (30,787,776)

         Basic Earnings per share:
              As reported                                                                $(.98)                     $(1.57)
              Pro Forma                                                                  (1.00)                      (1.59)


         These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

         A summary of outstanding warrants issued in connection with notes payable and private placement offerings is as follows:


         WARRANTS
                                                                            Shares                    Exercise Price
                                                                    ------------------------    ----------------------------

         Outstanding at December 31, 1999                                        54,017,676                       0.26-3.30
         Warrants issued                                                              5,000                             .53
         Warrants exercised, surrendered or called                                  339,058                       1.50-1.81
                                                                    ------------------------    ----------------------------

         Outstanding at December 31, 2000                                        53,683,618                       0.25-3.30
                                                                    ========================    ============================

         SHADOW WARRANTS

         Outstanding at December 31, 2000                                         6,204,967                             .20
                                                                    ========================    ============================

         Exercisable at December 31, 2000                                         6,176,704                             .20
                                                                    ========================    ============================

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

         The Company currently leases office space for its headquarters and subsidiary operations under a lease, which expires April 2001. The Company's annual rent under this lease is $243,156, however, rental amounts during 2001 may exceed this amount depending upon market conditions at the time of renewal.

         The Company's data processing subsidiary, Geophysical Development Corporation (GDC), entered into a lease agreement for computer hardware and software for a thirty-three month period beginning January 1, 1999. Lease payments of $152,736 are due in 2001. GDC has entered into several additional leases for computer hardware and software. The leases vary in length from month to month up to 36 months. Annual lease payments total $395,652.

         The Company's seismic acquisition subsidiary leased vehicles for use in field operations under various forty-eight month leases which expire beginning in the year 2001. Rental expense under these leases amounted to $211,875 for the year ended December 31, 2000.

         The Company entered into a lease agreement for seismic acquisition equipment for a thirty-six month term beginning October 1, 1999. Lease payments of $3,377,400 are due in 2001 and $2,533,000 in 2002. The lease was amended on April 9, 2001, as further outlined in Note 17, allowing the Company to defer the monthly installments due on the lease until the expiration of the lease (currently October 1, 2002).

         Rental expense under the leases recorded in the consolidated financial statements amounted to $4,008,043 and $2,142,759 for the years ended December 31, 2000 and 1999. Aggregate future minimum rental expense and cash requirements under the various lease agreements including the base rent, the average operating cost and lease amendment are as follows:


                                                                                            LEASE CASH
           FOR THE YEARS ENDING DECEMBER 31,                     LEASE EXPENSE              REQUIREMENT
           ---------------------------------                     -------------              -----------
                         2001                                       $4,262,977                  885,577
                         2002                                        2,761,315                6,138,715
                         2003                                           51,151                   51,151
                                                                 ---------------------------------------

                                                                    $7,075,443               $7,075,443
                                                                 ========================================

NOTE 14. MAJOR CUSTOMERS

         Revenues from major customers, which exceeded ten percent of total revenues, are as follows:


                                                                                      For the Years Ended
                                                                         December 31, 2000           December 31, 1999
                                                                    ---------------------------- ---------------------------
                                 Customer A                                          $4,037,568                          -
                                 Customer B                                                 -                    $1,642,000
                                 Customer C                                                 -                    $2,073,262


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

NOTE 16. FAIR VALUES OF FINANCIAL INSTRUMENTS

         The carrying amounts and fair values of the Company's financial instruments are determined as described in Note 1, Summary of Significant Accounting Policies, Fair Values of Financial Instruments and are summarized as follows:


                                                       December 31, 2000                       December 31, 1999
                                              Carrying Amount         Fair Value        Carrying Amount      Fair Value
                                             -------------------  ------------------  ------------------ ------------------
         Cash                                        $1,241,282          $1,241,282          $2,677,996         $2,677,996
         Accounts receivable                          2,692,932           2,692,932           2,010,381          2,010,381
         Accounts payable                             2,362,060           2,362,060           1,182,144          1,182,144
         Indebtedness                                59,780,047          59,780,047          52,975,154         52,975,154


NOTE 17. SUBSEQUENT EVENTS

         On April 9, 2001, the Company entered into a Subordination and Amendment Agreement with the holders of the Company's 13.5% Senior Secured Notes due 2002 and 2005 and GeoLease Partners, L.P. (GeoLease), a Delaware limited partnership, pursuant to which the Company completed a restructuring of its 13.5% Senior Secured Notes. The restructuring extends the maturity date on the 2002 Notes to September 15, 2003 and permits the Company, at its option, to pay interest on each interest payment date, in the form of cash interest or payment in kind ("PIK") interest (the issuance of additional notes) through, but not including, the maturity dates for the 2002 and 2005 Senior Secured Notes.

         Concurrently with the transactions contemplated by the Subordination and Amendment Agreement, GeoLease purchased the equipment and was assigned the rights under that certain Lease Agreement, dated as of October 1, 1999 (the Equipment Lease), that the Company had entered into with its primary equipment supplier. Upon completion of this transaction, the Company and GeoLease entered into Amendment No. 1 of the Equipment Lease, allowing the Company to defer the monthly installments due on the Equipment Lease until the lease expiration date, October 1, 2002. The Company is obligated to pay interest on any monthly installment not paid when due. Any such accrued interest will also be due on the lease expiration date as outlined above.

         Prior to these Agreements, the Company had been in default under the Equipment Lease due to its inability to pay monthly installments when due since October 2000. The Amendment allows the Company to defer payment of these past due monthly installments in the manner described above. The Amendment also includes a provision for the payment by the Company of $1.9 million as deferred rent due on the later of September 15, 2003 and the date that the 13.5% Senior Secured Notes due 2002 are paid in full.

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

         Information related to the discontinued oil and gas operations of HOC and Geokinetics Production are as follows:


                                                          December 31, 1999
                                                       -------------------------
         Revenue from oil and gas operations                       $219,096
         Operating and other expenses                             (333,875)
         Other income                                                43,285
                                                       -------------------------

                  Loss before and after income taxes              $(71,494)
                                                       =========================


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

         An impairment reserve of $2,143,635 was recorded during 1999 to provide for the loss on the disposal of Reliable. The impairment reserve is reflected as a reduction of goodwill in 1999. Following is a summary of the results of operations and assets and liabilities of Reliable included in the accompanying consolidated balance sheet and statements of operations as of December 31, 1999.


                                                                          December 31, 1999
                                                                       -------------------------
         Revenue from seismic operations                                             $1,662,119
         Operating and other expenses                                               (2,281,980)
         Other income (expense)                                                           2,986
                                                                       -------------------------

                     (Loss) before income taxes                                       (616,875)
                     Deferred income tax benefit                                        488,542
                                                                       -------------------------

                          Net (Loss)                                                 $(128,333)
                                                                       =========================


         ASSETS
              Cash                                                                    $(10,859)
              Accounts receivable-trade                                                 449,818
              Accounts receivable-officers and employees                                  8,145
              Work-in-process                                                                 -
              Prepaid expenses                                                           37,142
                                                                       -------------------------
                   Total Current Assets                                                 484,246
                                                                       -------------------------

              Restricted cash                                                            35,000
              Property and equipment (net)                                              147,831
              Deposits and other assets                                                  42,780
              Deferred tax assets                                                             -
                                                                       -------------------------
                   Total Assets                                                         709,857
                                                                       -------------------------

         LIABILITIES
              Accounts payable                                                          203,965
              Current portion of long-term debt                                               -
              Accrued expenses and other liabilities                                    329,903
              Notes payable                                                                   -
              Long-term debt                                                            501,356
              Deferred income tax                                                             -
              Advances from affiliates (net)                                                  -
                                                                       -------------------------
                   Total Liabilities                                                  1,035,224
                                                                       -------------------------

                        LIABILITIES IN EXCESS OF ASSETS                              $(325,367)
                                                                       =========================


         No revenue or expense related to Reliable is included in the Company's operating results for 2000, since the transaction was effective January 1, 2000.

NOTE 20.    SEGMENT  DISCLOSURES AND RELATED INFORMATION

            DESCRIPTION OF REPORTABLE SEGMENTS

            The Company has two reportable segments, seismic acquisition and data processing, but also presents information for its oil and gas exploration and production segment. The oil and gas exploration and production segment was sold in July of 1999 and has been reflected as a discontinued operation as more fully described in Note 18. The seismic acquisition segment acquires data for clients by conducting seismic shooting operations in the Rocky Mountain and Gulf Coast regions of North America. The seismic data processing segment operates a processing center in Houston, Texas which processes seismic data for oil and gas exploration companies. The oil and gas exploration and production segment operated oil and gas properties in Texas.

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

           The following table sets forth the Company's significant information from reportable segments (See Note 18 for disposal of the oil and gas production segment):


                                                                   For the Year Ended December 31, 2000
                                               ------------------------------------------------------------------------------
                                                    Seismic          Data Processing        Oil & Gas
                                                  Acquisition                              Production           Totals
                                               -------------------  ------------------  ------------------ ------------------
           Revenues from external                       9,688,646           5,984,311               -             15,672,957
                 customers

           Segment earnings before                    (2,527,178)            (14,505)               -            (2,541,683)
                 interest, taxes,
                 depreciation and
                 amortization

           Interest and Other                               5,296               -                   -                  5,296
                 Revenue

           Interest Expense                             3,426,273           4,430,212               -              7,856,485

           Depreciation and                             3,813,905           4,018,200               -              7,832,105
                 Amortization

           Income Tax Benefit                               -                   -                   -                  -

           Segment Profit (Loss)                      (9,762,060)         (8,462,916)               -           (18,224,976)

           Segment Assets                              13,770,215          28,514,062               -             42,284,277

           Expenditures for Segment                       140,510              11,443               -                151,953
                 Assets


           The following table sets forth the Company's significant information from reportable segments (See Note 18 for disposal of the oil and gas production segment):


                                                                        For the Year Ended December 31, 1999
                                               ------------------------------------------------------------------------------
                                                    Seismic          Data Processing        Oil & Gas
                                                  Acquisition                              Production           Totals
                                               -------------------  ------------------  ------------------ ------------------

           Revenues from external                      $5,407,895          $8,786,231            $219,096        $14,413,222
                 customers

           Segment earnings before                    (2,821,076)           1,567,598            (68,740)        (1,322,218)
                 interest, taxes,
                 depreciation and
                 amortization

           Interest and Other                              21,618               1,990              43,284             66,892
                 Revenue

           Interest Expense                             3,482,869           3,976,929              37,537          7,497,335

           Depreciation and                             5,829,979           3,981,991               8,501          9,820,471
                 Amortization

           Income Tax Benefit                             197,596                 -                   -              197,596

           Segment Profit (Loss)                     (11,914,709)         (6,389,332)            (71,494)       (18,375,535)

           Segment Assets                              16,332,615          32,496,615               -             48,829,230

           Expenditures for Segment                       $18,151            $922,348               -               $940,499
                 Assets

           Annual Revenues from major customers, which exceed ten percent of a segment's total revenues are as follows:


                                      Seismic            Data
                                     Acquisition       Processing
                                -------------------  ------------------
           December 31, 2000:
                Customer A           $4,037,568
                Customer B            1,176,520

           December 31, 1999:
                Customer A           $   820,506       $1,252,756
                Customer B                 -            1,642,600
                Customer C               769,500             -


         The Company's geographic revenue and asset locations is as follows:

         All of the Company's revenue and asset locations of long-lived assets were geographically within the United States during 2000 and 1999.


         RECONCILIATIONS OF REPORTABLE SEGMENT REVENUES, PROFIT
                       OR LOSS AND ASSETS


                                                                                         2000                        1999
                                                                                ------------------------    ------------------------
REVENUES
      Total revenues for reportable segments                                                $15,672,957                 $14,413,222
      Revenue included with discontinued oil and gas segment                                       -                       (219,096)
                                                                                ------------------------    ------------------------
           Total consolidated revenues                                                      $15,672,957                 $14,194,126
                                                                                ------------------------    ------------------------

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION,
DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEM
      Total for reportable segments                                                        $(2,541,683)                 $(1,322,218)
      Loss from oil and gas operations                                                             -                         68,740
      Provision for disposition of subsidiary                                                      -                     (2,143,635)
      Unallocated corporate expense                                                           (650,231)                  (1,292,649)
                                                                                ------------------------    ------------------------
           Total consolidated earnings before interest, taxes,                             $(3,191,914)                 $(4,689,762)
                 depreciation and amortization                                  ------------------------    ------------------------


PROFIT OR LOSS
       Total profit or loss for reportable segments                                       $(18,224,976)                $(18,375,535)
       Unallocated amounts:
            Corporate expenses net of interest earnings                                       (563,033)                  (1,187,557)
            Interest expense on corporate indebtedness                                         (26,774)                        (502)
            Depreciation and amortization                                                      (14,600)                     (95,947)
      Loss on disposition of oil and gas segment                                                   -                       (563,375)
      Gain (loss) on extinguishment of debt                                                    260,121                   (8,275,391)
      Provision for disposition of subsidiary                                                      -                     (2,143,635)
      Deferred tax benefit                                                                         -                        222,045
                                                                                ------------------------    ------------------------
                 Total consolidated loss                                                  $(18,569,262)                $(30,419,897)
                                                                                ------------------------    ------------------------
INTEREST REVENUE
       Total interest revenue for reportable segments                                           $5,296                      $66,892
       Revenue included with discontinued oil and gas segment                                      -                        (43,284)
       Unallocated amounts:
             Corporate consolidated cash management                                             87,199                      105,090
                                                                                ------------------------    ------------------------
                   Total consolidated interest revenue                                         $92,495                     $128,698
                                                                                ------------------------    ------------------------

                                                                       Page F-34


                                                                                     2000                        1999
                                                                            ------------------------    ------------------------
INTEREST EXPENSE
       Total interest expense for reportable segments                                    $7,856,485                  $7,497,334
       Interest included with discontinued oil and gas segment                                 -                       (37,537)
       Unallocated amounts:
            Corporate interest expense                                                       26,773                         501
                                                                            ------------------------    ------------------------
                  Total consolidated interest expense                                    $7,883,258                  $7,460,298
                                                                            ========================    ========================


DEPRECIATION AND AMORTIZATION
      Total depreciation and amortization for reportable segments                        $7,832,105                  $9,820,471
      Depreciation included with discontinued oil and gas segment                              -                        (8,501)
      Unallocated amounts:
            Depreciation and amortization                                                    14,600                      95,947
                                                                            ------------------------    ------------------------
                  Total consolidated depreciation and amortization                       $7,846,705                  $9,907,917
                                                                            ========================    ========================


ASSETS
       Total assets for reportable segments                                              $42,284,277                 $48,829,230
       Unallocated corporate assets                                                        1,436,557                   2,736,228
       Elimination of net receivable from corporate                                       (8,485,098)                 (5,171,527)
       Impairment reserve for disposal of subsidiary                                            -                     (2,143,635)
                                                                             ------------------------    -----------------------
                Total consolidated assets                                                $35,235,736                 $44,250,296
                                                                             ========================    =======================

