Form 10QSB
period 2001-03-31
GEOKINETICS INC
filed 2001-05-11
CIK 314606

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended        MARCH 31, 2001

                                       OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

Commission File Number         0 -9268
                         ---------------------------------------------------

                                GEOKINETICS INC.
    ------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               DELAWARE                             94-1690082
 ----------------------------------    ----------------------------------------
 (State or other jurisdiction of        (I.R.S. Employer Identification Number)
  incorporation or organization)


8401 WESTHEIMER, SUITE 150  HOUSTON, TEXAS                  77063
------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Small Business Issuer's telephone number, including area code (713) 850-7600
                                                              ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes  X                                        No
                ---                                          ----

On March 31, 2001, there were 18,992,156 shares of Registrant's common stock ($.01 par value) outstanding.

                                GEOKINETICS INC.

                                      INDEX


PART I.     FINANCIAL INFORMATION                                     PAGE NO.
                                                                      -------
            Item 1. Financial Statements .............................   3

                  Condensed Statements of Financial Position
                        March 31, 2001 and December 31, 2000 .........   3

                  Condensed Statements of Operations Three Months
                        Ended March 31, 2001 and 2000 ................   5

                  Condensed Statements of Cash Flows Three Months
                        Ended March 31, 2001 and 2000 ................   6

                  Notes to Interim Financial Statements ..............   7

            Item 2. Management's Discussion and Analysis or Plan of
                         Operation ...................................   9


PART II.    OTHER INFORMATION

            Item 5.  Other Information ...............................  12

            Item 6.  Exhibits and Reports on Form 8-K ................  12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                GEOKINETICS INC.
                   Condensed Statements of Financial Position

                                     ASSETS

                                                March 31        December 31
                                                  2001             2000
                                                Unaudited         Audited
                                               -----------      -----------
Current Assets:
    Cash                                       $ 1,519,358      $ 1,241,282
    Receivables                                  4,436,746        3,329,282
    Prepaid expenses                               454,478          526,598
                                               -----------      -----------

        Total Current Assets                     6,410,582        5,097,162

Property and Equipment:
    Equipment, net of depreciation               6,431,960        7,218,216
    Buildings, net of depreciation                 231,436          233,056
    Land                                            23,450           23,450
                                               -----------      -----------

        Total Property and Equipment             6,686,846        7,474,722

Other Assets:
    Note receivable                                250,000          250,000
    Deferred charges                               123,075           73,022
    Restricted investments                         131,700          131,700
    Other assets                                    57,882           47,879
    Goodwill, net of amortization               21,449,132       22,161,250
                                               -----------      -----------

        Total Other Assets                      22,011,789       22,663,851
                                               -----------      -----------

            Total Assets                       $35,109,217      $35,235,735
                                               ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    March 31        December 31
                                                      2001             2000
                                                    Unaudited         Audited
                                                   ------------    ------------
Current Liabilities:
    Current maturities of long-term debt           $    566,468    $    566,678
    Current portion of capital lease                    168,150         228,444
    Accounts payable                                  2,532,867       2,362,060
    Accrued liabilities                               1,780,129       2,261,201
    Deferred revenue                                  1,923,179         119,333
    Notes payable                                       178,521         252,090
    Advances for lease bank                             152,500         175,000
    Other current liabilities                             9,838           9,838
                                                   ------------    ------------

        Total Current Liabilities                     7,311,652       5,974,644

Short-term obligations expected to be
    refinanced                                        4,268,889       2,286,759

Long-term debt, net of current maturities, net
    of OID                                           58,183,301      58,080,462

Other Liabilities:
    Accrued long-term lease liability                 2,423,984       1,713,640
                                                   ------------    ------------

         Total Liabilities                           72,187,826      68,055,505

Stockholders' Equity:
     Common stock, $.01 par value,
        100,000,000 shares authorized,
        18,992,156 shares outstanding                   193,672         193,672
     Additional paid in capital                      33,019,248      33,019,248
     Retained deficit                               (70,149,029)    (65,890,190)
                                                   ------------    ------------
                                                    (36,936,109)    (32,677,270)
Less common stock in treasury at cost -
  375,000 shares                                       (142,500)       (142,500)
                                                   ------------    ------------

        Total Stockholders' Equity                  (37,078,609)    (32,819,770)
                                                   ------------    ------------

            Total Liabilities and
               Stockholders' Equity                $ 35,109,217    $ 35,235,735
                                                   ============    ============

                                GEOKINETICS INC.
                       Condensed Statements of Operations

                                                        Three Months Ended
                                                             March 31
                                                           (unaudited)
                                                   ----------------------------
                                                       2001            2000
                                                   ------------    ------------
Revenues:
    Seismic revenue                                $  3,656,813    $    368,245
    Data processing revenue                           1,564,475       1,955,181
                                                   ------------    ------------
        Total Revenues                                5,221,288       2,323,426

Expenses:
    General and administrative                          450,012         554,845
    Seismic operating expense                         3,852,584       1,215,071
    Data processing expense                           1,276,845       1,478,614
    Amortization expense                              1,002,430       1,002,268
    Depreciation expense                                777,486       1,000,209
                                                   ------------    ------------
        Total Expenses                                7,359,357       5,251,007
                                                   ------------    ------------

Loss from operations                                 (2,138,069)     (2,927,581)

Other Income (Expense):
     Interest income                                     28,465          28,882
     Other income                                          --             4,665
     Interest expense                                (2,149,235)     (1,863,662)
                                                   ------------    ------------
        Total Other Income (Expense)                 (2,120,770)     (1,830,115)

Loss before provision for income tax                 (4,258,839)     (4,757,696)

Provision for income tax                                   --              --
                                                   ------------    ------------


Net Loss                                           $ (4,258,839)   $ (4,757,696)
                                                   ============    ============

Earnings (Loss) per common share - Basic           $       (.22)   $       (.25)
                                                   ============    ============

Weighted average common shares and equivalents
outstanding                                          18,992,156      19,210,563
                                                   ============    ============

                                GEOKINETICS INC.
                       Condensed Statements of Cash Flows

                                                    Three Months Ended March 31
                                                            (unaudited)
                                                     --------------------------
                                                        2001           2000
                                                     -----------    -----------
OPERATING ACTIVITIES
Net Loss                                             $(4,258,839)   $(4,757,695)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities
     Depreciation and amortization                     1,779,916      2,002,477
     Deferred gain recognized                               --          (32,724)
     Changes in operating assets and
       liabilities, net of subsidiary
       disposition in 2000
         Accounts receivable and work in
           progress                                   (1,107,463)       388,738
         Prepaid expenses and other assets                12,064        (91,643)
         Accounts payable                                170,807        (97,910)
         Accrued liabilities and deferred
           revenue                                     1,322,775      2,228,184
         Short-term obligations expected to be
           refinanced                                  1,982,130           --
         Long-term lease liability                       710,344           --
                                                     -----------    -----------
             Net cash provided (used) in
               operating activities                      611,734       (360,573)
INVESTING ACTIVITIES
     Purchases of capital assets                         (39,997)        (8,837)
     Receipt of deposits and other                          --           52,742
                                                     -----------    -----------
             Net cash provided by (used in)
               investing activities                      (39,997)        43,905
FINANCING ACTIVITIES
     Proceeds from short term debt                         9,940           --
     Principal paid on lease bank advances               (22,501)          --
     Payments on software financing                      (60,294)       (89,496)
     Principal paid on long term debt                   (137,296)      (264,371)
     Principal paid on short term debt                   (83,510)       (81,968)
                                                     -----------    -----------
             Net cash provided (used) in
               financing activities                     (293,661)      (435,835)

Net increase (decrease) in cash                          278,076       (752,503)
Cash deficit of subsidiary sold                             --           10,859
Cash at beginning of period                            1,241,282      2,677,996
                                                     -----------    -----------
Cash at end of period                                $ 1,519,358    $ 1,936,352
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

NOTES TO INTERIM FINANCIAL STATEMENTS

1.    METHOD AND BASIS OF PRESENTATION

      The unaudited interim financial statements contained herein have been prepared in accordance with the instructions to Form 10-QSB and include all adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position and results of operations for the interim period reported. All such adjustments are of a normal recurring nature. The financial statements are condensed and should be read in conjunction with the financial statements and related notes included in the Registrant's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2000. A summary of accounting policies and other significant information is included therein.

      At March 31, 2001, the Company had cash balances of $1,519,358. The Company believes this cash, anticipated cash flow from its seismic acquisition and seismic data processing operations, and the completion of the transactions of April 9, 2001, as described in paragraphs 3 and 4 in the Liquidity and Capital Resources section of Part I Item 2, will provide sufficient liquidity to continue operations through 2001. The Company's financial results will continue to be negatively impacted until a recovery in the seismic service industry occurs. The Company is presently unable to predict when such a recovery will occur.

      These financial statements are prepared assuming that the Company will continue as a going concern. They do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that would be necessary in the event the Company cannot continue in existence.

2.    LONG TERM DEBT

      At March 31, 2001, the Company's long term debt was $58,749,769, including $566,468 in current maturities. Long term debt is presented net of unamortized Original Issue Discount, totaling $2,458,663. Long term debt consists primarily of (i) 13.5% Senior Secured Notes, due 2005, in the amount of $51,415,632, (ii) 13.5% Senior Secured Notes, due 2003, in the amount of $6,660,790, and (iii) a note to a financial institution, bearing interest at prime plus 1.5%, in the amount of $3,062,501.

      Interest due as of March 15, 2001 on the Company's Senior Secured 2002 Notes and 2005 Notes in the amount of $3,920,158 was satisfied by issuing additional senior secured notes. This transaction occurred on April 9, 2001 in conjunction with a restructuring of the Company's Senior Secured Notes. At March 31, this amount of interest due was classified as "Short-term obligations expected to be refinanced" on the Company's balance sheet.

3.    SEGMENT INFORMATION

The following table sets forth the Company's significant information from reportable segments.

                                       For the Quarter Ended March 31, 2001
                                   --------------------------------------------
                                      Seismic          Data
                                    Acquisition     Processing        Totals
                                   ------------    -------------    -----------
Revenues from external customers   $  3,656,813    $  1,564,475    $  5,221,288

Segment Profit (Loss)                (1,969,710)     (2,181,631)     (4,151,341)

Segment Assets                       10,511,369      35,503,683      46,015,052


                                       For the Quarter Ended March 31, 2000
                                   --------------------------------------------
                                      Seismic          Data
                                    Acquisition     Processing        Totals
                                   ------------    -------------    -----------
Revenues from external customers   $    368,245    $  1,955,181    $  2,323,426

Segment Profit (Loss)                (2,658,135)     (1,883,426)     (4,541,560)

Segment Assets                       11,431,315      34,797,943      46,229,258


The following table reconciles reportable segment losses to consolidated losses.

                                                 FOR THE QUARTER ENDED MARCH 31
                                                 ------------------------------
                                                       2001           2000
                                                   ------------   ------------
PROFIT OR LOSS
--------------
Total profit or loss for reportable segments       $(4,151,341)   $(4,541,560)
Unallocated amounts:
    Corporate expenses net of interest earnings       (100,166)      (208,628)
    Corporate interest expense                          (6,951)        (6,919)
    Depreciation                                          (381)          (588)
                                                   ===========    ===========
        Total Consolidated Loss                    $(4,258,839)   $(4,757,695)
                                                   ===========    ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

      At March 31, 2001, the Company's financial position reflects (i) the seismic acquisition services being conducted by Quantum Geophysical, Inc. and
(ii) the seismic data processing, software and consultation services being provided by Geophysical Development Corporation.

      The seismic service industry downturn which began in 1999 continues to negatively effect the Company's financial results. The increase in demand for certain of the Company's services which began in the second half of 2000 continued in the first quarter of 2001. However, the prices the Company charges for its services remained at historically low levels due to continuing competitive pressures. It remains unclear as to when the seismic service industry will recover. Until such a recovery occurs, the Company's results will continue to be negatively impacted.

      During the quarter ended March 31, 2001, the Company operated two seismic acquisition crews on a non-continuous basis. The Company has the capacity to operate as many as three seismic acquisition crews. During this time period, the Company's data processing segment had a significant portion of its computing capability unutilized.

RESULTS OF OPERATIONS

      Revenues for the three months ended March 31, 2001 were $5,221,288 as compared to $2,323,426 for the same period of fiscal 2000, an increase of 125%. This increase is directly attributable to the Company's seismic acquisition activities. Seismic acquisition revenue totaled $3,656,813 during the first quarter of 2001 as compared to $368,245 for the same time period of a year ago, an increase of $3,288,568. However, the Company's seismic data processing activities continued to weaken in the first quarter of 2001. Seismic data processing revenue at March 31, 2001 totaled $1,564,475 as compared to $1,955,181 for the same period of 2000, a decrease of 20%. Although the Company's overall revenues increased during the three months ended March 31, 2001, the Company continues to experience significant competition in both its operating segments, resulting in gross margins being held at or near historic lows. The Company's results will continue to suffer until there is a significant improvement in the industry's pricing environment.

      Operating expenses for the quarter ended March 31, 2001 totaled $5,129,429 as compared to $2,693,685 for the same period of fiscal 2000, an increase of 90%. This increase is the result of the increased activity in the Company's seismic acquisition segment. Seismic acquisition operating expenses increased by $2,637,513 in the first quarter of 2001 when compared to the same time period of a year ago. There was a decrease of 13.6% in seismic data processing operating expenses during the quarter ended March 31, 2001 when compared to the same time period during 2000. This decrease is the result of a decline in activity as well as the Company's ongoing effort to limit expenditures.

      General and administrative expense for the three months ended March 31, 2001 was $450,012 as compared to $554,845 for the same period of fiscal 2000, a decrease of 19%. The decrease in general and administrative expense is a result of the Company's ongoing efforts to reduce costs by implementing staff reductions and limiting third party expenditures.

      Depreciation and amortization expense for the three month period was $1,779,916 as compared to $2,002,477 for the same period of fiscal 2000, a decrease of 11%. The decrease is primarily the result of the Company's curtailment of significant capital expenditures during the ongoing seismic service industry downturn, and the reduction in expense as operating assets attain their originally estimated useful lives.

      Interest expense (net of interest income) for the three months ended March 31, 2001 was $2,120,770 as compared to $1,830,115 for the same period of fiscal 2000, an increase of 16%. During 2000, the Company elected to make interest payments due on its 13.5% Senior Secured 2002 Notes and 2005 Notes by issuing additional notes. This resulted in an increase of approximately $6.8 million in the Company's 13.5% Senior Secured 2002 Notes and 2005 Notes. The increased note balance was responsible for the increase in interest expense during the quarter ended March 31, 2001.

      The Company had a net loss of $4,258,839, or $(0.22) per share, for the three months ended March 31, 2001 as compared to a net loss of $4,757,696, or $(0.25) per share, for the three months ended March 31, 2000. The reduction of 10% in the Company's net loss is a result of an improvement in the Company's operating results which is directly attributable to the increased activities of the Company's seismic acquisition segment.

LIQUIDITY AND CAPITAL RESOURCES

      The seismic service industry downturn that significantly hindered the Company's financial results in 1999 and 2000 continued in the first quarter of 2001. While demand for certain of the Company's services, primarily seismic acquisition services, began to increase in the second half of 2000 and continued into the first quarter of 2001, the prices the Company can charge for its services remained at historically low levels due to continuing competitive pressures. It remains unclear as to when the seismic service industry will recover. Until such a recovery occurs, the Company's financial results will continue to be negatively impacted.

      As a result of the conditions outlined above, the Company incurred a loss of approximately $18.6 million during 2000 and a loss of approximately $4.3 million in the first quarter of 2001. These results have left the Company with an equity deficit of approximately $37 million at March 31, 2001.

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

            On April 9, 2001, concurrently with the transactions contemplated by the Subordination and Amendment Agreement, GeoLease Partners, L.P. purchased the equipment leased by the Company, and was assigned the rights as lessor, under the Equipment Lease between the Company and Input/Output, Inc., its principal equipment supplier. Immediately after the assignment of the Equipment Lease to GeoLease Partners, L.P., the Company and GeoLease Partners, L.P. entered into Amendment No. 1 to the Equipment Lease, allowing the Company to defer the monthly installments due on the Equipment Lease until the expiration date of the Equipment Lease (currently October 1, 2002). The Company is obligated to pay interest on any monthly installment not paid when due, and any such accrued interest is due on the expiration date of the Equipment Lease. Amendment No. 1 to the Equipment Lease also includes a provision for the payment by the Company of $1.9 million as deferred rent due on the later of (i) September 15, 2003 and (ii) the date that the 13.5% Senior Secured 2002 Notes are paid in full.

      At March 31, 2001, the Company had cash balances of $1,519,358. The Company believes this cash, anticipated cash flow from its seismic acquisition and seismic data processing operations, and the completion of the transactions of April 9, 2001, as described above, will provide sufficient liquidity to continue operations through 2001. The Company anticipates that it will defer making monthly lease installments under the Equipment Lease and avoid making cash interest payments on its 13.5% Senior Secured Notes during 2001. The Company's financial results will continue to be negatively impacted until a recovery in the seismic service industry occurs. The Company is presently unable to predict when such a recovery will occur.

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

                            PART II OTHER INFORMATION


ITEM 5. OTHER INFORMATION

            See the third and fourth paragraphs under "Liquidity and Capital Resources" in Part I Item 2 regarding a restructuring of certain indebtedness and lease obligations of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

                  None.

      (b) Reports on Form 8-K:

                  None


                                    SIGNATURE


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     GEOKINETICS INC.
                                     (Registrant)

                                     /s/ Thomas J. Concannon
Date:  May 11, 2001                  ------------------------------------------
                                     Thomas J. Concannon
                                     Vice President and Chief Financial Officer