Form 10QSB
period 2001-06-30
GEOKINETICS INC
filed 2001-08-13
CIK 314606

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

   (Mark One)

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       For the quarterly period ended      JUNE 30, 2001
                                       -----------------------

                                       OR

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       For the transition period from ____________ to ______________


       Commission File Number     0 -9268
                               --------------


                                GEOKINETICS INC.
  -----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               DELAWARE                                  94-1690082
   ----------------------------------        ---------------------------------
   (State or other jurisdiction of            (I.R.S. Employer Identification
    incorporation or organization)                         Number)


8401 WESTHEIMER, SUITE 150  HOUSTON, TEXAS                      77063
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

            Yes     X                             No
                 -------                              ------

On June 30, 2001, there were 18,992,156 shares of Registrant's common stock ($.01 par value) outstanding.

                                GEOKINETICS INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                         PAGE NO.
                                                                       --------

         Item 1. Financial Statements..................................    3

                 Condensed Statements of Financial Position
                   June 30, 2001 and December 31, 2000.................    3

                 Condensed Statements of Operations
                   Three Months and Six Months Ended
                   June 30, 2001 and 2000..............................    5

                 Condensed Statements of Cash Flows
                    Six Months Ended
                    June 30, 2001 and 2000.............................    6

                 Notes to Interim Financial Statements.................    7

         Item 2. Management's Discussion and
                   Analysis or Plan of Operation.......................   10


PART II. OTHER INFORMATION

         Item 5.  Other Information....................................   13

         Item 6.  Exhibits and Reports on Form 8-K.....................   13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                GEOKINETICS INC.
                   Condensed Statements of Financial Position

                            ASSETS
                                                June 30        December 31
                                                 2001             2000
                                               Unaudited         Audited
                                              -----------      -----------
Current Assets:
    Cash                                      $ 2,338,377      $ 1,241,282
    Receivables                                 4,319,537        3,329,282
    Prepaid expenses                              300,462          526,598
                                              -----------      -----------

        Total Current Assets                    6,958,376        5,097,162

Property and Equipment:
    Equipment, net of depreciation              5,636,230        7,218,216
    Buildings, net of depreciation                229,817          233,056
    Land                                           23,450           23,450
                                              -----------      -----------

        Total  Property and Equipment           5,889,497        7,474,722

Other Assets:
    Note receivable                               250,000          250,000
    Deferred charges                              131,985           73,022
    Restricted investments                        131,700          131,700
    Other assets                                   67,353           47,879
    Goodwill, net of amortization              20,737,015       22,161,250
                                              -----------      -----------

        Total Other Assets                     21,318,053       22,663,851
                                              -----------      -----------

            Total Assets                      $34,165,926      $35,235,735
                                              ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   June 30            December 31
                                                     2001                2000
                                                   Unaudited            Audited
                                                --------------      --------------
Current Liabilities:
    Current maturities of long term debt          $    558,968     $    566,678
    Current portion of capital lease                   106,336          228,444
    Accounts payable                                 1,864,358        2,362,060
    Accrued liabilities                              1,758,590        2,261,201
    Deferred revenue                                 3,668,696          119,333
    Notes payable                                       90,294          252,090
    Advances for lease bank                            133,750          175,000
    Other current liabilities                            9,838            9,838
                                                  ------------     ------------

        Total Current Liabilities                    8,190,830        5,974,644


Short term obligations expected to be
  refinanced                                         2,441,115        2,286,759

Long term debt, (net of current maturities),
  net of OID                                        62,211,685       58,080,462


Other Liabilities:
    Accrued long term lease liability                3,172,715        1,713,640
                                                  ------------     ------------

         Total Liabilities                          76,016,345       68,055,505


Stockholders' Equity:
  Common stock, $.01 par value,
    100,000,000 shares authorized,
    18,992,156 shares outstanding                      193,672          193,672
  Additional paid in capital                        33,019,248       33,019,248
  Retained deficit                                 (74,920,839)     (65,890,190)
                                                  ------------     ------------
                                                   (41,707,919)     (32,677,270)
  Less common stock in treasury at
    cost - 375,000 shares                             (142,500)        (142,500)
                                                  ------------     ------------

        Total Stockholders' Equity                 (41,850,419)     (32,819,770)
                                                  ------------     ------------

            Total Liabilities and
              Stockholders' Equity                $ 34,165,926     $ 35,235,735
                                                  ============     ============

                                GEOKINETICS INC.
                       Condensed Statements of Operations

                                            Three Months Ended June 30          Six Months Ended June 30
                                                  (Unaudited)                          (Unaudited)
                                          -----------------------------      ------------------------------
                                               2001            2000              2001              2000
                                          ------------     ------------      ------------      ------------
Revenues:
     Seismic revenue                      $  2,795,462     $  1,408,334      $  6,452,275      $  1,776,579
     Data processing revenue                 1,561,234        1,266,682         3,125,709         3,221,863
                                          ------------     ------------      ------------      ------------
          Total Revenues                     4,356,696        2,675,016         9,577,984         4,998,442

Expenses:
     General and administrative                426,628          505,732           876,639         1,060,577
     Seismic operating expense               3,431,796        2,149,707         7,284,379         3,364,778
     Data processing expense                 1,233,627        1,288,094         2,510,473         2,766,708
     Amortization expense                    1,002,430        1,002,269         2,004,861         2,004,537
     Depreciation expense                      777,486        1,000,209         1,554,972         2,000,418
                                          ------------     ------------      ------------      ------------
          Total Expenses                     6,871,967        5,946,011        14,231,324        11,197,018
                                          ------------     ------------      ------------      ------------


Loss from Operations                        (2,515,271)      (3,270,995)       (4,653,340)       (6,198,576)

Other Income (Expense):
     Interest income                            33,918           25,655            62,383            54,537
     Other income                                  279           83,820               279            88,485
     Interest expense                       (2,290,735)      (1,950,512)       (4,439,970)       (3,814,174)
                                          ------------     ------------      ------------      ------------
          Total Other (Expense)             (2,256,538)      (1,841,037)       (4,377,308)       (3,671,152)


Loss before provision for
  income tax                                (4,771,809)      (5,112,032)       (9,030,648)       (9,869,728)


Provision for income tax                          --               --                --                --
                                          ------------     ------------      ------------      ------------


Net Loss                                  $ (4,771,809)    $ (5,112,032)     $ (9,030,648)     $ (9,869,728)
                                          ============     ============      ============      ============


Earnings (Loss) per
  common share-Basic                      $      (0.25)    $      (0.27)     $      (0.48)     $      (0.52)
                                          ============     ============      ============      ============


Weighted average common
  shares and equivalents
  outstanding                               18,992,156       18,992,156        18,992,156        19,101,359
                                          ============     ============      ============      ============

                                GEOKINETICS INC.
                       Condensed Statements of Cash Flows

                                                                      Six Months Ended June 30
                                                                            (Unaudited)
                                                                   -----------------------------
                                                                      2001              2000
                                                                   -----------       -----------
OPERATING ACTIVITIES
Net Loss                                                           $(9,030,648)      $(9,869,728)
Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities
     Depreciation and amortization                                   3,559,833         4,004,955
     Deferred gain, net of write-down                                     --            (116,544)
     Changes in operating assets and liabilities
         Accounts receivable and work in progress                     (990,253)          380,305
         Prepaid expenses and other assets                             147,700          (254,137)
         Accounts payable                                             (497,702)          275,619
         Accrued liabilities and deferred revenue                    3,046,748         5,360,428
         Short term obligations expected to be refinanced            4,074,514              --
         Long term lease liability                                   1,459,075              --
                                                                   -----------       -----------
             Net cash provided (used) in operating activities        1,769,267          (219,102)

INVESTING ACTIVITIES
     Receipt of deposits and other                                        --              52,742
     Purchases of capital assets                                       (70,522)          (12,268)
                                                                   -----------       -----------
             Net cash provided (used) in investing activities          (70,522)           40,474

FINANCING ACTIVITIES
     Proceeds from short term debt                                       9,940              --
     Principal paid on capital lease                                      --            (175,391)
     Principal paid on lease bank advances                             (41,251)             --
     Payments on software financing                                   (122,108)             --
     Principal paid on long term debt                                 (276,495)         (480,048)
     Principal paid on short term debt                                (171,736)         (160,498)
                                                                   -----------       -----------
             Net cash (used) in financing activities                  (601,650)         (815,937)

Net increase (decrease) in cash                                      1,097,095          (994,565)
Cash deficit of subsidiary sold                                           --              10,859
Cash at beginning of period                                          1,241,282         2,677,996
                                                                   -----------       -----------
Cash at end of period                                              $ 2,338,377       $ 1,694,290
                                                                   ===========       ===========

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

      At June 30, 2001, the Company had cash balances of $2,338,377. The Company believes this cash, anticipated cash flow from its seismic acquisition and seismic data processing operations, and the completion of the transactions of April 9, 2001, will provide sufficient liquidity to continue operations through 2001. The Company's financial results will continue to be negatively impacted until a full recovery in the seismic service industry occurs. The Company is presently unable to predict when such a recovery will occur.

      These financial statements are prepared assuming that the Company will continue as a going concern. They do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that would be necessary in the event the Company cannot continue in existence.


2.    LONG TERM DEBT

      At June 30, 2001, the Company's long term debt was $62,770,653, including $558,968 classified as current maturities. Long term debt is presented net of unamortized Original Issue Discount, totaling $2,218,738. Long term debt consists primarily of (i) 13.5% Senior Secured Notes, due 2005, in the amount of $54,886,187, (ii) 13.5% Senior Secured Notes, due 2003, in the amount of $7,110,393 and (iii) a note to a financial institution, bearing interest at prime plus 1.5%, in the amount of $2,943,433.

      Interest due as of March 15, 2001 on the Company's Senior Secured 2002 Notes and 2005 Notes in the amount of $3,920,158 was satisfied by issuing additional senior secured notes. This transaction occurred on April 9, 2001 in conjunction with a restructuring of the Company's Senior Secured Notes. At June 30, 2001, accrued interest on the Company's Senior Secured Notes totaled $2,441,115 and is classified as "Short term obligations expected to be refinanced" on the Company's balance sheet.

3.    SEGMENT INFORMATION

The following table sets forth the Company's significant information from reportable segments:

                                        For the Quarter Ended June 30, 2001
                                   --------------------------------------------
                                      Seismic          Data
                                    Acquisition     Processing        Totals
                                   -------------   -------------   ------------
Revenues from external customers   $  2,795,462    $  1,561,234    $  4,356,696


Segment Profit (Loss)                (2,471,226)     (2,211,394)     (4,682,620)

Segment Assets                        8,865,785      35,657,410      44,523,195


                                       For the Quarter Ended June 30, 2000
                                   --------------------------------------------
                                      Seismic          Data
                                    Acquisition     Processing        Totals
                                   -------------   -------------   ------------

Revenues from external customers   $  1,408,334    $  1,266,681    $  2,675,015


Segment Profit (Loss)                (2,619,496)     (2,312,556)     (4,932,052)

Segment Assets                       11,455,071      34,105,875      45,560,946


                                      For the Six Months Ended June 30, 2001
                                   --------------------------------------------
                                      Seismic          Data
                                    Acquisition     Processing        Totals
                                   -------------   -------------   ------------

Revenues from external customers   $  6,452,275    $  3,125,709    $  9,577,984


Segment Profit (Loss)                (4,440,935)     (4,393,026)     (8,833,961)

Segment Assets                        8,865,785      35,657,410      44,523,195


                                      For the Six Months Ended June 30, 2000
                                   --------------------------------------------
                                      Seismic          Data
                                    Acquisition     Processing        Totals
                                   -------------   -------------   ------------

Revenues from external customers   $  1,776,579    $  3,221,863    $  4,998,442


Segment Profit (Loss)                (5,349,345)     (4,124,266)     (9,473,611)

Segment Assets                       11,455,071      34,105,875      45,560,946


The following table reconciles reportable segment losses to consolidated losses:

                                                   FOR THE QUARTER ENDED JUNE 30
                                                   -----------------------------
                                                        2001           2000
                                                     -----------    -----------
PROFIT OR LOSS
Total profit or loss for reportable segments         $(4,682,620)   $(4,932,052)
Unallocated amounts:
     Corporate expenses net of interest earnings         (83,418)      (172,642)
     Corporate interest expense                           (5,390)        (6,750)
     Depreciation                                           (381)          (588)
                                                     -----------    -----------
          Total Consolidated Loss                    $(4,771,809)   $(5,112,032)
                                                     ===========    ===========

                                                  FOR THE SIX  MONTHS ENDED JUNE 30
                                                  ---------------------------------
                                                         2001           2000
                                                     -----------    -----------
PROFIT OR LOSS
Total profit or loss for reportable segments         $(8,833,961)   $(9,473,611)
Unallocated amounts:
     Corporate expenses net of interest earnings        (183,585)      (381,272)
     Corporate interest expense                          (12,340)       (13,669)
     Depreciation                                           (762)        (1,176)
                                                     -----------    -----------
          Total Consolidated Loss                    $(9,030,648)   $(9,869,728)
                                                     ===========    ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

      At June 30, 2001, the Company's financial position reflects (i) the seismic acquisition services being conducted by Quantum Geophysical, Inc., and
(ii) the seismic data processing, software and consultation services being provided by Geophysical Development Corporation.

      Demand for certain of the Company's services, primarily its seismic acquisition services, continued to improve when compared to the same periods of a year ago. However, demand for the service provided by the Company's seismic data processing segment remained weak. The Company continues to experience significant competition in its marketplace which in turn negatively impacts the prices the Company can charge for its services. The Company's financial results will continue to lag until a more favorable pricing environment presents itself. The Company is presently unable to predict when such an event will occur.

      During the quarter ended June 30, 2001, the Company operated two seismic acquisition crews on a non-continuous basis. The Company's current backlog is sufficient to keep two seismic acquisition crews operating on a continuous basis at least through the end of calendar 2001. During the quarter, the Company's data processing segment continued to have a significant portion of its computing capability unutilized.


RESULTS OF OPERATIONS

      Operating revenues for the first six months of fiscal 2001 increased 92% to $9,577,984 from $4,998,442 for the same period of fiscal 2000. For the three months ended June 30, 2001, revenues totaled $4,356,696 as compared to $2,675,016 for the same period of fiscal 2000, an increase of 63%. This significant increase in the Company's operating revenues is directly attributable to the Company's seismic acquisition activities. Seismic acquisition revenue totaled $6,452,275 for the first six months of 2001 as compared to $1,776,579 for the same period of a year ago, an increase of $4,675,696. The Company's seismic data processing operating revenues were slightly lower, a decrease of $96,154, when compared to the same six month period of a year ago. Demand for the Company's seismic acquisition services has improved when compared to that of a year ago. However, the Company continues to experience significant competition in both its operating segments. This competition continues to negatively impact the pricing environment the Company operates in. The Company's operating results will continue to be negatively impacted until the seismic service industry's pricing environment shows significant improvement. Pricing improvement will come only from a continued increase in demand for the industry's services.

      Operating expenses for the six month period ended June 30, 2001 were $9,794,852 as compared to $6,131,486 for the same period of fiscal 2000, an increase of 60%. For the three month period ended June 30, operating expenses increased from $3,437,801 in 2000 to $4,665,423 in 2001, an increase of 36%.
This increase in operating expenses is the direct result of the significant increase in activity in the Company's seismic acquisition segment.

      General and administrative expenses for the six months ended June 30 decreased from $1,060,577 in 2000 to $876,639 in 2001, a decrease of 17%. For the three months ended June 30, general and administrative expenses totaled $426,628 as compared to $505,732 for the same period of fiscal 2000, a decrease of 16%. The decrease is a direct result of the Company's ongoing efforts to limit expenditures on outside third parties such as expenditures for professional services, as well as continuing to operate at reduced staffing levels. The Company had previously instituted staff reductions to reduce its costs.

      Depreciation and amortization expense for the six months ended June 30, 2001 totaled $3,559,833 as compared to $4,004,955 for the same period of fiscal 2000, a decrease of 11%. For the three months ended June 30, 2001, depreciation and amortization decreased from $2,002,478 in 2000 to $1,779,916 in 2001, a decrease of 11%. This decrease is primarily a result of the Company's curtailment of significant capital expenditures during the ongoing seismic service industry downturn and the reduction in expense as operating assets attain their originally estimated useful lives.

      Interest expense (net of interest income) for the six months ended June 30, 2001 totaled $4,377,308 as compared to $3,671,152 for the period ended June 30, 2000, an increase of 19%. For the three months ended June 30, interest expense totaled $2,256,538, an increase of 23% from the same period of fiscal 2000. As was done in fiscal 2000, the Company elected to satisfy the March 15, 2001 interest payment due on its 13.5% Senior Secured 2002 Notes and 2005 Notes by issuing additional notes. This resulted in an increase of approximately $3.9 million in the Company's 13.5% Senior Secured 2002 Notes and 2005 Notes. This increased note balance was primarily responsible for the increase in interest expense for the six months and quarter ended June 30, 2001.

      The Company had a net loss of $9,030,648, or $(0.48) per share, for the six months ended June 30, 2001 as compared to a net loss of $9,689,728, or $(0.52) per share for the six months ended June 30, 2000. For the three months ended June 30, 2001 the Company had a net loss of $4,771,809, or $(0.25) per share, as compared to a net loss of $5,112,032, or $(0.27) per share, for the three months ended June 30, 2000. The Company's results continue to be severely impacted by the continued weakness in the seismic service industry.


LIQUIDITY AND CAPITAL RESOURCES

      The seismic service industry downturn that negatively impacted the Company's financial results in 1999 and 2000 continued to hinder its financial performance during the first half of fiscal 2001. Demand for the Company's seismic acquisition services showed improvement when compared to prior periods but demand for the Company's data processing services remained weak. The Company continued to experience significant competition in its marketplace which in turn negatively impacted the prices it can charge for its services. The Company's financial performance will not materially improve until a more favorable pricing environment presents itself. The Company is presently unable to predict when such an event will occur.

      As a result of the conditions outlined above, the Company incurred a loss of approximately $18.6 million during 2000 and a loss of approximately $9.0 million in the first six months of 2001. These results have left the Company with an equity deficit of approximately $42 million at June 30, 2001.

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

      On April 9, 2001, concurrently with the transactions contemplated by the Subordination and Amendment Agreement, GeoLease Partners, L.P. purchased certain equipment leased by the Company, and was assigned the rights as lessor, under the Equipment Lease between the Company and Input/Output, Inc., its principal equipment supplier. Immediately after the assignment of the Equipment Lease to GeoLease Partners, L.P., the Company and GeoLease Partners, L.P. entered into Amendment No. 1 to the Equipment Lease, allowing the Company to defer the monthly installments due on the Equipment Lease until the expiration date of the Equipment Lease (currently October 1, 2002). The Company is obligated to pay interest on any monthly installment not paid when due, and any such accrued interest is due on the expiration date of the Equipment Lease. Amendment No. 1 to the Equipment Lease also includes a provision for the payment by the Company of $1.9 million as deferred rent due on the later of (i) September 15, 2003 and (ii) the date that the 13.5% Senior Secured 2002 Notes are paid in full.

      At June 30, 2001, the Company had cash balances of $2,338,377. The Company believes this cash, anticipated cash flow from its seismic acquisition and seismic data processing operations, and the completion of the transactions of April 9, 2001, as described above, will provide sufficient liquidity to continue operations through 2001. The Company anticipates that it will defer making monthly lease installments under the Equipment Lease and avoid making cash interest payments on its 13.5% Senior Secured Notes during 2001. The Company's financial results will continue to be negatively impacted until a recovery in the seismic service industry occurs. The Company is presently unable to predict when such a recovery will occur.

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


                            PART II OTHER INFORMATION

ITEM 5. OTHER INFORMATION

      See the third and fourth paragraphs under "Liquidity and Capital Resources" in Part I Item 2 regarding a restructuring of certain indebtedness and lease obligations of the Company




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

                  None.

      (b)   Reports on Form 8-K:

                  None



                                    SIGNATURE


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    GEOKINETICS INC.
                                    (Registrant)


Date:  August 10, 2001              _____________________________________
                                    Thomas J. Concannon
                                    Vice President and Chief Financial Officer