Form 10QSB
period 2001-09-30
GEOKINETICS INC
filed 2001-11-14
CIK 314606

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

       [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 2001
                              ------------------------------------------------

                                       OR

       [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from _______________________ TO _____________________

Commission File Number                 0-9268
                      ---------------------------------------------------------

                                GEOKINETICS INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  DELAWARE                              94-1690082
     --------------------------------    ---------------------------------------
     (State or other jurisdiction of     (I.R.S. Employer Identification Number)
      incorporation or organization)

     One Riverway, Suite 2100  Houston, Texas                  77056
     ----------------------------------------                ----------
     (Address of principal executive offices)                (Zip Code)

Small Business Issuer's telephone number, including area code   (713) 850-7600
                                                             -----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   X                             No
                       ---                                ---

On September 30, 2001, there were 18,992,156 shares of Registrant's common stock ($.01 par value) outstanding.

                                   GEOKINETICS INC.

                                         INDEX

PART I.   FINANCIAL INFORMATION                                                PAGE NO.
                                                                               --------
          Item 1. Financial Statements .........................................   3

                  Condensed Statements of Financial Position
                       September 30, 2001 and December 31, 2000 ................   3

                  Condensed Statements of Operations
                       Three Months and Nine Months Ended
                       September 30, 2001 and 2000 .............................   5

                  Condensed Statements of Cash Flows
                       Nine Months Ended
                       September 30, 2001 and 2000 .............................   6

                  Notes to Interim Financial Statements ........................   7

          Item 2. Management's Discussion and
                       Analysis or Plan of Operation ...........................  10


PART II. OTHER INFORMATION

         Item 5.  Other Information ............................................  13

         Item 6.  Exhibits and Reports on Form 8-K .............................  13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                      GEOKINETICS INC.
                        Condensed Statements of Financial Position

                                             ASSETS

                                                          September 30     December 31
                                                               2001            2000
                                                             Unaudited       Audited
                                                          ------------     -----------
Current Assets:
   Cash                                                    $ 2,076,635     $ 1,241,282
   Receivables                                               3,655,424       3,329,282
   Prepaid expenses                                             92,613         526,598
                                                           -----------     -----------

        Total Current Assets                                 5,824,672       5,097,162

Property and Equipment:
   Equipment, net of depreciation                            5,361,236       7,218,216
   Buildings, net of depreciation                              228,197         233,056
   Land                                                         23,450          23,450
                                                           -----------     -----------

        Total  Property and Equipment                        5,612,883       7,474,722

Other Assets:
   Note receivable                                             250,000         250,000
   Deferred charges                                             48,885          73,022
   Restricted investments                                      231,700         131,700
   Other assets                                                 62,349          47,879
   Goodwill, net of amortization                            20,024,898      22,161,250
                                                           -----------     -----------

        Total Other Assets                                  20,617,832      22,663,851
                                                           -----------     -----------

          Total Assets                                     $32,055,387     $35,235,735
                                                           ===========     ===========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            September 30     December 31
                                                                 2001            2000
                                                               Unaudited       Audited
                                                            ------------     -----------
Current Liabilities:
    Current maturities of long term debt                     $    551,179    $    566,678
    Current portion of capital lease                              257,393         228,444
    Accounts payable                                            2,167,641       2,362,060
    Accrued liabilities                                         1,937,527       2,261,201
    Deferred revenue                                            2,734,349         119,333
    Notes payable                                                  56,906         252,090
    Advances for lease bank                                       120,000         175,000
    Other current liabilities                                       9,838           9,838
                                                             ------------    ------------

        Total Current Liabilities                               7,834,833       5,974,644

Short term obligations expected to be refinanced                4,557,039       2,286,759

Long Term Liabilities:
  Long term debt, net of current maturities, net of OID        62,316,545      58,080,462
  Capital lease, net of current maturities                        202,573       -
                                                             ------------    ------------

        Total Long Term Liabilities                            62,519,118      58,080,462

Other Liabilities:
    Accrued long term lease liability                           4,172,694       1,713,640
                                                             ------------    ------------

         Total Liabilities                                     79,083,684      68,055,505

Stockholders' Equity:
    Common stock, $.01 par value, 100,000,000  shares
      authorized, 18,992,156 shares outstanding                   193,672         193,672
    Additional paid in capital                                 33,019,248      33,019,248
    Retained deficit                                          (80,098,717)    (65,890,190)
                                                             ------------    ------------
                                                              (46,885,797)    (32,677,270)
    Less common stock in treasury at cost - 375,000 shares       (142,500)       (142,500)
                                                             ------------    ------------

        Total Stockholders' Equity                            (47,028,297)    (32,819,770)
                                                             ------------    ------------

          Total Liabilities and Stockholders' Equity         $ 32,055,387    $ 35,235,735
                                                             ============    ============

                                                   GEOKINETICS INC.
                                          Condensed Statements of Operations

                                               Three Months Ended             Nine Months Ended
                                                  September 30                   September 30
                                                  (Unaudited)                    (Unaudited)
                                           --------------------------    ---------------------------
                                               2001           2000           2001           2000
                                           -----------   ------------    ------------   ------------
Revenues:
    Seismic revenue                        $ 5,008,872   $  3,525,102    $ 11,461,147   $  5,301,681
    Data processing revenue                  1,543,246      1,236,696       4,668,955      4,458,559
                                           -----------   ------------    ------------   ------------
        Total Revenues                       6,552,118      4,761,798      16,130,102      9,760,240

Expenses:
    General and administrative                 408,821        439,709       1,285,460      1,500,287
    Seismic operating expense                5,927,748      4,142,124      13,212,127      7,506,902
    Data processing expense                  1,274,597      1,223,129       3,785,070      3,989,837
    Amortization expense                     1,002,430      1,002,268       3,007,291      3,006,805
    Depreciation expense                       790,743      1,000,209       2,345,714      3,000,627
                                           -----------   ------------    ------------   ------------
        Total Expenses                       9,404,339      7,807,439      23,635,662     19,004,458
                                           -----------   ------------    ------------   ------------

Loss from Operations                        (2,852,221)    (3,045,641)     (7,505,560)    (9,244,218)

Other Income (Expense):
    Interest income                             29,998         19,530          92,381         74,066
    Other income                               -                  500             279         88,985
    Interest expense                        (2,355,655)    (1,971,902)     (6,795,625)    (5,786,075)
                                           -----------   ------------    ------------   ------------
        Total Other (Expense)               (2,325,657)    (1,951,872)     (6,702,965)    (5,623,024)

Loss before provision for income tax         (5,177,878)   (4,997,513)    (14,208,525)   (14,867,242)

Provision for income tax                        -             -               -              -
                                           -----------   ------------    ------------   ------------
Net Loss                                    (5,177,878)    (4,997,513)    (14,208,525)   (14,867,242)
                                           ===========   ============    ============   ============

Earnings (Loss) per common share-Basic     $     (0.27)  $      (0.26)   $      (0.75)  $      (0.78)
                                           ===========   ============    ============   ============

Weighted average common shares and
  equivalents outstanding                   18,992,156     18,992,156      18,992,156     19,064,692
                                           ===========   ============    ============   ============

                                                   GEOKINETICS INC.
                                         Condensed Statements of Cash Flows

                                                                            Nine Months Ended
                                                                               September 30
                                                                                (Unaudited)
                                                                     ----------------------------
                                                                         2001            2000
                                                                     ------------    ------------
OPERATING ACTIVITIES
Net Loss                                                             $(14,208,525)   $(14,867,242)
Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities
     Depreciation and amortization                                      5,353,005       6,007,432
     Deferred gain, net of write-down                                     -              (116,544)
     Changes in operating assets and liabilities
         Accounts receivable and work in progress                        (326,141)     (1,044,264)
         Prepaid expenses and other assets                                343,652        (158,298)
         Accounts payable                                                (194,419)      1,641,072
         Accrued liabilities and deferred revenue                       2,291,341       7,596,284
         Short term obligations expected to be refinanced               6,190,438         -
         Long term lease liability                                      2,459,054         -
                                                                     ------------    ------------
             Net cash provided (used) in operating activities           1,908,405        (941,560)

INVESTING ACTIVITIES
     Receipt of deposits and other                                        -                52,742
     Purchases of capital assets                                         (635,039)       (146,584)
                                                                     ------------    ------------
             Net cash (used) in investing activities                     (635,039)        (93,842)

FINANCING ACTIVITIES
     Proceeds from short term debt                                         77,905         -
     Proceeds from long term debt                                         -               120,345
     Proceeds from long term capital lease                                417,003         -
     Principal paid on lease bank advances                                (55,001)        -
     Payments on software financing                                      (185,481)        -
     Principal paid on long term debt                                    (419,350)       (866,441)
     Principal paid on short term debt                                   (273,089)       (244,585)
                                                                     ------------    ------------
             Net cash (used) in financing activities                     (438,013)       (990,681)

Net increase (decrease) in cash                                           835,353      (2,026,083)
Cash deficit of subsidiary sold                                           -                10,859
Cash at beginning of period                                             1,241,282       2,677,996
                                                                     ------------    ------------
Cash at end of period                                                $  2,076,635    $    662,772
                                                                     ============    ============

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

         At September 30, 2001, the Company had cash balances of $2,076,635. The Company believes this cash and anticipated cash flow from its seismic acquisition and seismic data processing operations will provide sufficient liquidity to continue operations through the foreseeable future. The Company's financial results will continue to be negatively impacted until a full recovery in the seismic service industry occurs. The Company is presently unable to predict when such a recovery will occur.

         These financial statements are prepared assuming that the Company will continue as a going concern. They do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that would be necessary in the event the Company cannot continue in existence.

2.       LONG TERM DEBT

         At September 30, 2001, the Company's long term debt was $62,867,724, including $551,179 classified as current maturities. Long term debt is presented net of unamortized Original Issue Discount, totaling $1,978,813. Long term debt consists primarily of (i) 13.5% Senior Secured Notes, due 2005, in the amount of $54,886,187, (ii) 13.5% Senior Secured Notes, due 2003, in the amount of $7,110,393 and (iii) a note to a financial institution, bearing interest at prime plus 1.5%, in the amount of $2,821,321.

         At September 30, 2001, accrued interest on the Company's Senior Secured Notes totaled $4,557,039 and is classified as "Short term obligations expected to be refinanced" on the Company's balance sheet.

3.       SEGMENT INFORMATION

The following table sets forth the Company's significant information from reportable segments:

                                                    For the Quarter Ended September 30, 2001
                                                 ---------------------------------------------
                                                   Seismic           Data
                                                 Acquisition      Processing          Totals
                                                 -----------      -----------      ------------
     Revenues from external customers            $ 5,008,872      $ 1,543,246      $  6,552,118

     Segment Profit (Loss)                        (2,802,412)      (2,300,505)       (5,102,917)

     Segment Assets                                8,449,355       35,950,634        44,399,989

                                                    For the Quarter Ended September 30, 2000
                                                 ---------------------------------------------
                                                   Seismic           Data
                                                 Acquisition      Processing          Totals
                                                 -----------      -----------      ------------
     Revenues from external customers            $ 3,525,102      $ 1,236,696      $  4,761,798

     Segment Profit (Loss)                        (2,586,067)      (2,292,382)       (4,878,449)

     Segment Assets                               11,906,797       34,331,564        46,238,361

                                                  For the Nine Months Ended September 30, 2001
                                                 ----------------------------------------------
                                                   Seismic           Data
                                                 Acquisition      Processing          Totals
                                                 -----------      -----------      ------------
     Revenues from external customers            $11,461,147      $ 4,668,955      $ 16,130,102

     Segment Profit (Loss)                        (7,243,359)      (6,693,550)      (13,936,909)

     Segment Assets                                8,449,355       35,950,634        44,399,989

                                                  For the Nine Months Ended September 30, 2000
                                                 ----------------------------------------------
                                                   Seismic           Data
                                                 Acquisition      Processing          Totals
                                                 -----------      -----------      ------------
     Revenues from external customers            $ 5,301,681      $ 4,458,559      $  9,760,240

     Segment Profit (Loss)                        (7,935,412)      (6,416,648)      (14,352,060)

     Segment Assets                               11,906,797       34,331,564        46,238,361

The following table reconciles reportable segment losses to consolidated losses:

                                                                 For the Quarter Ended September 30
                                                               --------------------------------------
                                                                   2001                      2000
                                                               ------------              ------------
     PROFIT OR LOSS
     Total profit or loss for reportable segments              $ (5,102,917)             $ (4,878,449)
     Unallocated amounts:
          Corporate expenses net of interest earnings               (70,265)                 (111,891)
          Corporate interest expense                                 (4,003)                   (6,585)
          Depreciation                                                 (693)                     (588)
                                                               ------------              ------------
               Total Consolidated Loss                         $ (5,177,878)             $ (4,997,513)
                                                               ============              ============

                                                               For the Nine Months Ended September 30
                                                               --------------------------------------
                                                                   2001                      2000
                                                               ------------              ------------
     PROFIT OR LOSS
     Total profit or loss for reportable segments              $(13,936,909)             $(14,352,060)
     Unallocated amounts:
          Corporate expenses net of interest earnings              (253,848)                 (493,164)
          Corporate interest expense                                (16,313)                  (20,254)
          Depreciation                                               (1,455)                   (1,764)
                                                               ------------              ------------
               Total Consolidated Loss                         $(14,208,525)             $(14,867,242)
                                                               ============              ============

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         At September 30, 2001, the Company's financial position reflects (i) the seismic acquisition services being conducted by Quantum Geophysical, Inc., and (ii) the seismic data processing, software and consultation services being provided by Geophysical Development Corporation.

         Demand for certain of the Company's services, primarily its seismic acquisition services, continued to improve when compared to the same periods of a year ago. However, demand for the service provided by the Company's seismic data processing segment continued to lag. The Company continues to experience significant competition in its marketplace which in turn negatively impacts the prices the Company can charge for its services. The Company's financial results will continue to be negatively affected until a more favorable pricing environment presents itself. The Company is presently unable to predict when such an event will occur.

         During the quarter ended September 30, 2001, the Company operated two seismic acquisition crews on a non-continuous basis. The Company's current backlog is sufficient to keep two seismic acquisition crews operating on a continuous basis at least through the first quarter of 2002. Management believes that a recent increase in the level of bidding activity for seismic acquisition jobs and an improvement in the Company's backlog of acquisition jobs may reflect an improvement in market conditions. The Company's existing backlog of data acquisition contracts is expected to result in revenues for the seismic acqusition segment during the fourth quarter of 2001 and the first quarter of 2002 exceeding revenues during the corresponding periods in the prior fiscal years. The Company intends to aggressively compete for additional seismic acquisition projects from both existing and prospective clients. During the current quarter, the Company's data processing segment continued to have a significant portion of its computing capability unutilized.

RESULTS OF OPERATIONS

         Operating revenues for the first nine months of fiscal 2001 increased 65% to $16,130,102 from $9,760,240 for the same period of fiscal 2000. For the three months ended September 30, 2001, revenues totaled $6,552,118 as compared to $4,761,798 for the same period of fiscal 2000, an increase of 38%. This significant increase in the Company's operating revenues is directly attributable to the Company's seismic acquisition activities. Seismic acquisition revenue totaled $11,461,147 for the first nine months of 2001 as compared to $5,301,681 for the same period of a year ago, an increase of $6,159,466. The Company's seismic data processing operating revenues were slightly higher, an increase of $210,396, when compared to the same nine month period of a year ago. However, the Company continues to experience significant competition in both its operating segments. This competition continues to negatively impact the pricing environment the Company operates in. The Company's operating results will continue to be negatively impacted until the seismic service industry's pricing environment shows significant improvement. Pricing improvement will come only from an increase in demand for the industry's services.

         Operating expenses for the nine month period ended September 30, 2001 were $16,997,197 as compared to $11,496,739 for the same period of fiscal 2000, an increase of 48%. For the three month period ended September 30, operating expenses increased from $5,365,253 in 2000 to $7,202,345 in 2001, an increase of 34%. This increase in operating expenses is the direct result of the significant increase in activity in the Company's seismic acquisition segment.

         General and administrative expenses for the nine months ended September 30 decreased from $1,500,287 in 2000 to $1,285,460 in 2001, a decrease of 14%.
For the three months ended September 30, general and administrative expenses totaled $408,821 as compared to $439,709 for the same period of fiscal 2000, a decrease of $30,888. The decrease is a direct result of the Company's ongoing efforts to limit expenditures on outside third parties such as expenditures for professional services, as well as continuing to operate at reduced staffing levels. The Company had previously instituted staff reductions to reduce its costs.

         Depreciation and amortization expense for the nine months ended September 30, 2001 totaled $5,353,005 as compared to $6,007,432 for the same period of fiscal 2000, a decrease of 11%. For the three months ended September 30, 2001, depreciation and amortization decreased from $2,002,477 in 2000 to $1,793,173 in 2001, a decrease of 10%. This decrease is primarily a result of the Company's curtailment of significant capital expenditures during the ongoing seismic service industry downturn and the reduction in expense as operating assets attain their originally estimated useful lives.

         Interest expense (net of interest income) for the nine months ended September 30, 2001 totaled $6,702,965 as compared to $5,623,024 for the period ended September 30, 2000, an increase of 19%. For the three months ended September 30, interest expense totaled $2,325,657, an increase of 19% from the same period of fiscal 2000. As was done in fiscal 2000 and again in March 2001, the Company elected to satisfy the September 15, 2001 interest payment due on its 13.5% Senior Secured 2002 Notes and 2005 Notes by issuing additional notes. This resulted in an increase of approximately $4.2 million in the Company's 13.5% Senior Secured 2002 Notes and 2005 Notes. These increases in note balances were primarily responsible for the increase in interest expense for the nine months and quarter ended September 30, 2001.

         During the nine months ended September 30, 2001, the Company reduced its loss from operations compared to the nine months ended September 30, 2000 as a result of increased revenues and reductions in controllable expenses. However, the Company's interest expense during the same period increased, primarily as a result of the Company's issuance of additional notes in payment of the interest due on its Senior Secured 2002 Notes and Senior Secured 2005 Notes.

         The Company had a net loss of $14,208,525, or $(0.75) per share, for the nine months ended September 30, 2001 as compared to a net loss of $14,867,242, or $(0.78) per share for the nine months ended September 30, 2000. For the three months ended September 30, 2001 the Company had a net loss of $5,177,878, or $(0.27) per share, as compared to a net loss of $4,997,513, or $(0.26) per share, for the three months ended September 30, 2000. The Company's results continue to be severely impacted by the continued weakness in the seismic service industry.

         Under the terms of the agreement in April 2001, pursuant to which the Company restructured its senior notes, the Company has the authority and intends to issue additional notes for the interest due on its Senior Secured 2002 Notes through September 15, 2003, and on its Senior Secured 2005 Notes through September 15, 2005.

LIQUIDITY AND CAPITAL RESOURCES

         The seismic service industry downturn that negatively impacted the Company's financial results in 1999 and 2000 continued to hinder its financial performance during the first nine months of fiscal 2001. Demand for the Company's seismic acquisition services showed improvement when compared to prior periods but demand for the Company's data processing services continued to lag. The Company continued to experience significant competition in its marketplace which in turn negatively impacted the prices it charged for its services. The Company's financial performance will not materially improve until a more favorable pricing environment presents itself. The Company is presently unable to predict when such an event will occur.

         As a result of the conditions outlined above, the Company incurred a loss of approximately $18.6 million during 2000 and a loss of approximately $14.2 million in the first nine months of 2001. These results have left the Company with an equity deficit of approximately $47 million at September 30, 2001.

         At September 30, 2001, the Company had cash balances of $2,076,635. The Company believes this cash and anticipated cash flow from its seismic acquisition and seismic data processing operations will provide sufficient liquidity to continue operations through the foreseeable future. The Company anticipates that it will defer making monthly lease installments under the Equipment Lease and avoid making cash interest payments on its 13.5% Senior Secured Notes during 2001. The Company's financial results will continue to be negatively impacted until a recovery in the seismic service industry occurs. The Company is presently unable to predict when such a recovery will occur.

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

         None




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


                                      GEOKINETICS INC.
                                      (Registrant)


Date:  November 14, 2001              /s/ Thomas J. Concannon
                                      ------------------------------------------
                                      Thomas J. Concannon
                                      Vice President and Chief Financial Officer