Form 10KSB
period 2001-12-31
GEOKINETICS INC
filed 2002-05-15
CIK 314606

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
   /X/             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

                                       OR

   / /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 0-9268

                                GEOKINETICS INC.
        (Exact name of small business issuer as specified in its charter)

                Delaware                                 94-1690082
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                     Identification No.)

      One Riverway, Suite 2100                           77056
      Houston, Texas                                     (Zip Code)
      (Address of principal executive offices)

       Registrant's telephone number, including area code: (713) 850-7600

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     Registrant's revenues for its most recent fiscal year were $22,072,963.

     As of December 31, 2001, 18,992,156 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately $400,000 the last reported sales price of such stock on that date.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Documents incorporated by reference:        None.

                                GEOKINETICS INC.

                                   FORM 10-KSB

                          YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

                                                                                                               PAGE

PART I...........................................................................................................1
  Item 1.     Description of Business............................................................................1
  Item 2.     Description of Property............................................................................9
  Item 3.     Legal Proceedings..................................................................................9
  Item 4.     Submission of Matters to a Vote of Security Holders................................................9
PART II.........................................................................................................10
  Item 5.     Market for Common Equity and Related Stockholder Matters..........................................10
  Item 6.     Management's Discussion and Analysis or Plan of Operation.........................................10
  Item 7.     Financial Statements..............................................................................13
  Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............13
PART III........................................................................................................14
  Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)
              of the Exchange Act...............................................................................14
  Item 10.    Executive Compensation............................................................................16
  Item 11.    Security Ownership of Certain Beneficial Owners and Management....................................17
  Item 12.    Certain Relationships and Related Transactions....................................................20
  Item 13.    Exhibits and Reports on Form 8-K..................................................................22

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

     Since April 1997, the Company has repositioned itself from an oil & gas exploration and production company into a technologically-advanced provider of seismic acquisition and high-end seismic data processing services to the oil and gas industry. Through equipment purchases, strategic acquisitions and dispositions, and the completion of a series of private equity and debt financing transactions (summarized below), the Company now has the capacity to operate three seismic crews in the Rocky Mountain and Gulf Coast regions of the United States ("US"). The Company also has the ability to process seismic data on a worldwide basis.

     - On April 25, 1997, the Company obtained $500,000 in short-term financing in the form of 12% senior notes from William R. Ziegler and Steven A. Webster (both of whom were appointed to the Company's Board of Directors effective August 1, 1997). As additional consideration for providing this financing, the Company issued warrants entitling each of Messrs. Ziegler and Webster to purchase 1,482,512 shares of the Company's Common Stock, par value $.01 per share (the "Common Stock") at a price of $0.25 per share (after giving effect to the anti-dilution provisions contained therein). On July 18, 1997, pursuant to the Securities Purchase and Exchange Agreement, described below, these notes were exchanged for (i) 458,333 newly-issued shares of the Company's Common Stock, (ii) 15,625 newly-issued shares of the Company's Series A Preferred Stock and (iii) Shadow Warrants to purchase an additional 592,009 shares of the Company's Common Stock at a price of $0.20 per share. The Series A Preferred Stock was automatically converted into an aggregate of 208,333 shares of Common Stock on November 24, 1997.

     - On July 18, 1997, the Company entered into a Securities Purchase and Exchange Agreement with Blackhawk Investors, L.L.C., William R. Ziegler and Steven A. Webster (referred to collectively as the "Blackhawk Group"). Pursuant to this agreement, the Blackhawk Group acquired from the Company (i) 5,500,000 newly-issued shares of the Company's Common Stock, (ii) 187,500 newly-issued shares of the Company's Series A Preferred Stock (which were converted into an aggregate of 2,500,000 shares of Common Stock on November 24, 1997), and (iii) Shadow Warrants to purchase up to an additional 7,104,103 shares of Common Stock at a price of $0.20 per share, in exchange for
          (x) an aggregate of $5,500,000 in cash paid to the Company and (y) the exchange of certain indebtedness in the principal amount of $500,000 owed by the Company to Messrs. Ziegler and Webster. The foregoing amounts of shares and Shadow Warrants issued to the Blackhawk Group include the amounts of shares and Shadow Warrants issued to Messrs. Ziegler and Webster, as described in the paragraph above.

     - On July 24, 1997, Blackhawk Investors, L.L.C. acquired 100,000 shares of the Company's newly-issued Series B Preferred Stock for $1 million in cash. The Series B Preferred Stock was automatically converted into an aggregate of 1,333,333 shares of Common Stock on January 1, 1998.

     - On July 18, 1997, the Company acquired Signature Geophysical Services, Inc., a Michigan corporation ("Signature"). Signature, based in Houston, Texas, is engaged in the business of providing 3D seismic surveys of oil and gas properties, focusing primarily on the Gulf Coast of the United States, with particular emphasis on coastal swamp operations.

     - On January 26, 1998, the Company acquired Reliable Exploration Incorporated, a Montana corporation ("Reliable"). Reliable, based in Billings, Montana, is engaged in the business of providing 2D and 3D seismic surveys to the oil & gas industry, focusing on the Rocky Mountain region of the United States. On February 23, 2000 the Company sold Reliable to an entity controlled by Reliable's former shareholders.

     - On April 30, 1998, the Company completed the acquisition of Geophysical Development Corporation, a Texas corporation ("GDC"). GDC, based in Houston, Texas is a high-end provider of seismic data processing, software and consultation services to the oil and gas industry.

     - On April 30, 1998, the Company completed a private offering of $40,000,000 of certain securities designated as its 12% Senior Subordinated Notes (the "1998 Notes") to DLJ Investment Partners, L.P. and certain additional investors (the "1998 Purchasers") pursuant to the terms of a Securities Purchase Agreement by and among the Company and the 1998 Purchasers. Additionally, the Company (i) caused certain of its wholly-owned subsidiaries to execute guarantees of the 1998 Notes pursuant to an Indenture executed by each of them, (ii) granted warrants (the "Warrants") to the 1998 Purchasers entitling them to purchase up to an aggregate of 7,618,594 shares of Common Stock at a price of $2.00 per share, subject to certain adjustments, and (iii) granted certain registration rights in favor of the 1998 Purchasers with respect to the 1998 Notes, the Warrants and the shares of Common Stock which may be acquired upon exercise of the Warrants. The completion of these transactions enabled the Company to purchase an additional 3,000 channel I/O RSR System Two and complete the acquisition of GDC.

     - On July 28, 1999, the Company sold HOC Operating Co., Inc., a wholly owned subsidiary of the Company ("HOC"), to Halex Oil Corporation ("Halex"). Immediately prior to the sale of HOC to Halex, Geokinetics Production Company, Inc., a wholly owned subsidiary of the Company, conveyed to HOC various interests in certain oil and gas properties. These transactions completed the Company's divestment of its oil and gas operations.

     - On October 1, 1999, the Company completed a restructuring of its 1998 Notes and received an additional $4,000,000 from the holders of the 1998 Notes and $1,000,000 from other investors. On November 30, 1999, the Company received an additional $895,000 from other investors. The restructuring involved the Company exchanging the 1998 Notes for its 13.5% Senior Secured Notes due 2005 in the aggregate principal amount of $45,358,000 (the "2005 Notes") and the Company issued $5,895,000 of its 13.5% Senior Secured Notes initially due 2002 and subsequently extended to 2003 (the "2003 Notes") for the additional funding received on October 1 and November 30, 1999. The Company granted security interests covering substantially all of its assets as security for the 2005 Notes and 2003 Notes (the 2003 Notes and 2005 Notes are sometimes referred to herein collectively as the "Senior Secured Notes") and caused certain of its wholly-owned subsidiaries to execute guarantees of the Senior Secured Notes. Concurrently, the Company also completed a restructuring of its debt obligations to its principal equipment supplier for the Company's seismic acquisition operations.

     - On April 9, 2001, the Company restructured its obligations under the Senior Secured Notes and entered into a Subordination and Amendment Agreement with the holders of the notes and GeoLease Partners, L.P., a Delaware limited partnership. The restructuring extended the maturity date on the 2003 Notes to September 15, 2003 and permitted the Company, at its option, to pay interest on each interest payment date, in the form of cash interest or payment in kind ("PIK") interest (the issuing of additional notes) through, but not including, the maturity dates for the Senior Secured Notes.

     - On April 9, 2001, concurrently with the transactions contemplated by the Subordination and Amendment Agreement, GeoLease Partners, L.P., purchased the leased equipment and was assigned the rights under that certain Lease Agreement dated as of October 1, 1999 between the Company and Input/Output, Inc., its principal equipment supplier (the "Equipment Lease"). Immediately after the assignment of the Equipment Lease, the Company and GeoLease Partners, L.P. entered into Amendment No. 1 to the Equipment Lease, allowing the Company to defer the monthly installments due on the Equipment Lease until the expiration date of the Equipment Lease (currently October 1, 2002). The Company is obligated to pay interest on any monthly installment not paid when due, and any such accrued interest is due on the expiration date of the Equipment Lease.

     The seismic service industry downturn, which began in 1999, continued to negatively impact the Company's operating and financial results in 2001. While the Company's revenues increased by approximately 41% in 2001 as compared to revenues achieved in 2000, the prices the Company was able to charge its clients for its services, at both its seismic acquisition and seismic data processing operations, remained at historically low levels due to continuing competitive pressures. The Company's financial position was further weakened during 2001 when its seismic acquisition operation suffered a substantial operating loss on an acquisition project that ran significantly longer than projected due to client permit issues and severe weather which occurred during the months of June and November. These circumstances have made it difficult for the Company to meet its financial obligations in a timely manner and raise substantial doubt about the Company's ability to continue as a going concern.

     Management has begun implementation of a restructuring plan to enable the Company to continue its operations. During January and February of 2002, the Company was successful in converting a substantial portion of its accounts payable to one year unsecured promissory notes. In addition, the Company is negotiating with the holders of its Senior Secured Notes to convert the outstanding principal and all accrued and unpaid interest thereon into Common Stock of the Company or to accept an agreed cash payment in exchange for extinguishment of the Senior Secured Notes. The Company is also negotiating with GeoLease Partners, L.P. to restructure the current payment terms as well as extend the term of its equipment lease with the Company. Furthermore, the Company is negotiating with a group of investors that has indicated a willingness to invest approximately $2.5 million to purchase newly-issued shares of Common Stock when the Company's Senior Secured Notes are retired and the equipment lease is restructured on terms acceptable to the new investors. Any of such proposed transactions with the holders of the Senior Secured Notes, GeoLease Partners, L.P. and any new investors would be subject to a number of conditions precedent including, among other things, the approval of such transactions by a majority of the existing holders of the Company's Common Stock. As a result there can be no assurance that any of such transactions will be completed.

     Management believes that the plan described above provides the opportunity for the Company to continue as a going concern.

     The Company's corporate headquarters is located in Houston, Texas. The Company's address is One Riverway, Suite 2100, Houston, Texas 77056 and its telephone number is (713) 850-7600.

FORWARD-LOOKING INFORMATION

     This report contains forward-looking statements, including statements regarding future financial performance and results and other statements that are not historical facts. Such statements are included in Item 1 ("Business") and
Item 6 ("Management's Discussion and Analysis or Plan of Operation"). When used in this report, words such as "anticipate," "believe," "expect," "estimate," "intend," "may," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that actual results or developments anticipated by the Company will be realized or, even if realized, that they will have the expected effects on its business or operations. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors beyond the Company's control. Such factors include, but are not limited to, dependence upon oil and gas industry spending, worldwide prices, demand for oil and gas, technological changes and developments in the seismic acquisition and data processing businesses, operating risks, regulatory changes, and changes in economic conditions both domestic and international.

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

     In the past several years, the seismic service industry has undergone a significant change. 1998 began with an abundance of work, attractive gross margins (20-30%) and a solid oil and gas price premise. However, with the deterioration of the price of oil which began in mid-1998 and continued into early 1999, the industry has experienced a significant downturn which continued during 2001. Margins have been reduced significantly, the number of 3D proprietary seismic surveys to be acquired has been greatly reduced, seismic acquisition equipment continues to be under-utilized and a number of seismic service companies are experiencing financial difficulties. Couple this with a continuing trend towards larger crews with a greater number of channels and more technologically capable equipment and it is clear that properly capitalized companies with access to lower costing capital will have a significant advantage in a high capital cost business. These conditions also apply to the seismic data processing segment of the industry. Margins have deteriorated, although not to the levels seen in acquisition, and the number of processing opportunities also has decreased. Seismic data processing companies with proprietary processing techniques, large computing infrastructure and industry recognized staffs will have a significant advantage going forward. Demand for the Company's services improved significantly in 2001 from prior periods, but margins continue to remain at historically low levels. It remains unclear as to when the seismic service industry will recover. Until such a recovery occurs, the Company's results will continue to be negatively impacted.

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

     The Company's data processing center operates a high capacity clustered processing environment built around Sun Microsystems and Intel computers. During 2001, the Company completely modified its proprietary geophysical software to execute within a clustered computing environment. This enabled the Company to replace its high end Sun Microsystems servers with low cost "computer clusters." The Company processes land and marine seismic data and provides a full suite of seismic interpretation products and services.

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

     In August 2000, the Company initiated, in collaboration with TGS-NOPEC (a leading provider of non-exclusive seismic data to the oil and gas industry), the start of a Deep Water Field Study interpretation project. The study encompasses 50 fields in the deep water of the Gulf of Mexico and is designed to provide a comparison of the key elements affecting seismic detection of hydrocarbon bearing reservoirs. The project has been pre-committed by four oil and gas companies. The Company believes sales will continue as the final phases of the project are delivered in the first quarter of 2002.

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

     The Company believes it will have the opportunity to generate its highest revenues from seismic acquisition operations during the third quarter (July 1 through September 30) primarily because this period typically provides for more recording hours due to longer days and less curtailment of operations due to poor weather. Although certain seasons generally provide better working conditions, adverse conditions may impact revenues at any time throughout the year.

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

CUSTOMERS

     The Company's customers include a number of major oil industry companies and their affiliates, including Exxon Mobil, Seitel, Marathon, Chevron Texaco and Phillips as well as many smaller, independent oil and gas companies. Seitel accounted for approximately $12.5 million, representing approximately 57% of the Company's revenues during the fiscal year ended December 31, 2001. No other customer accounted for more than 10% of the Company's revenues in 2001.

BACKLOG

     At March 31, 2002, the Company's backlog of commitments for services was approximately $32 million. It is anticipated that significantly all of the March 31, 2002 backlog will be completed in the next 12 months. This backlog consists of written orders or commitments believed to be firm. Contracts for services are occasionally varied or modified by mutual consent and in certain instances are cancelable by the customer on short notice without penalty. As a result of these factors, the Company's backlog as of any particular date may not be indicative of the Company's actual operating results for any succeeding fiscal period.

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

     The Company's major competitors include WesternGeco, Veritas DGC, Inc., Eagle Geophysical, Inc., Dawson Geophysical Company and PGS, Inc.

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

TECHNOLOGY

     The Company relies on certain proprietary information, trade secrets, and confidentiality and licensing agreements (collectively, "Intellectual Property") to conduct its current operations. The Company's future success will depend, in part, on its ability to maintain and preserve its Intellectual Property, without infringing the rights of any third parties. There can be no assurance that the Company will be successful in protecting its Intellectual Property or that its competitors will not develop technologies that are substantially equivalent or superior to the Company's technologies. The Company continues to incur expenses associated with research and development and expects that research and development expenditures will increase as the Company's expansion into other areas of seismic operations develops. During the last two years, the Company has spent approximately $900,000 on ongoing research and development projects.

EMPLOYEES

     At March 31, 2002, the Company had approximately 135 employees, all of which were full-time employees of the Company. None of the Company's employees are parties to a collective bargaining agreement. The Company considers the relations with its employees to be good.

ITEM 2.   DESCRIPTION OF PROPERTY.

     In September 2001, the Company relocated its corporate headquarters, its seismic data processing operation and certain of its seismic acquisitions operations to One Riverway, Houston, Texas 77056. Prior to this relocation, the Company's headquarters and these operations were located at 8401 Westheimer, Houston, Texas 77063. The Company leases approximately 18,500 square feet of office space at its new location under a lease expiring November 30, 2007. The Company's current annual rent under this lease is $273,772. In addition, the Company owns approximately one acre of property in Brookshire, Texas, which is serving as the Company's maintenance facility for its seismic acquisition operations. The Brookshire property consists of a facility of approximately 5,400 square feet where maintenance activities are conducted, and a smaller storage facility of approximately 1,200 square feet. The Brookshire facility is subject to a Deed of Trust, Security Agreement and Fixtures Financing Statement dated March 1, 1996 from Quantum Geophysical, Inc. (now Quantum Geophysical Services, Inc.), Mortgagor, to Benefit Life Insurance Company, Mortgagee. The Company currently has no plans to renovate, improve or develop any of the foregoing properties, and believes each of the properties is adequately covered by insurance. The Company believes that its present facilities are sufficient for the foreseeable future.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock, $.01 par value per share (the "Common Stock") is traded on the Nasdaq OTC Bulletin Board under the trading symbol "GEOK." As of December 31, 2001, the Company had 355 stockholders of record, however since many shares may be held by investors in nominee names such as the name of their broker or their broker's nominee, the number of record holders often bears little relationship to the number of beneficial owners of the Common Stock.

     The following table sets forth the high and low closing bid for the Common Stock during the Company's most recent fiscal quarter and its last two fiscal years as reported by the National Association of Security Dealers on the Nasdaq OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     ----------------------------------------------------------- ---------------- ----------------
                                                                 High             Low
     ----------------------------------------------------------- ---------------- ----------------
     Twelve Months Ended December 31, 2001
     ----------------------------------------------------------- ---------------- ----------------
            Quarter Ended March 31, 2001                         .25              .16
     ----------------------------------------------------------- ---------------- ----------------
            Quarter Ended June 30, 2001                          .21              .14
     ----------------------------------------------------------- ---------------- ----------------
            Quarter Ended September 30, 2001                     .20              .08
     ----------------------------------------------------------- ---------------- ----------------
            Quarter Ended December 31, 2001                      .08              .04
     ----------------------------------------------------------- ---------------- ----------------

     Twelve Months Ended December 31, 2000
     ----------------------------------------------------------- ---------------- ----------------
            Quarter Ended March 31, 2000                         .53              .31
     ----------------------------------------------------------- ---------------- ----------------
            Quarter Ended June 30, 2000                          .50              .25
     ----------------------------------------------------------- ---------------- ----------------
            Quarter Ended September 30, 2000                     .44              .25
     ----------------------------------------------------------- ---------------- ----------------
            Quarter Ended December 31, 2000                      .32              .10
     ----------------------------------------------------------- ---------------- ----------------

     The Company has never paid cash dividends on its Common Stock and the Board of Directors intends to retain all of its earnings, if any, to finance the development and expansion of its business. In addition, the Company is prohibited from paying cash dividends under the Indenture governing its 2003 Notes and 2005 Notes unless the Company achieves certain profit levels and complies with certain financial covenants. There can be no assurance that the Company's operations will prove profitable to the extent necessary to pay cash dividends. Moreover, even if such profits are achieved, future dividend policy will depend upon the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors.

     The Company has completed the equity and debt financing transactions described in this report under the caption, "Certain Relationships and Related Transactions--Other Transactions" and believes each of such transactions was exempt from registration pursuant to Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

     The seismic service industry downturn, which began in 1999, continued to hamper the Company's results in 2001. Demand for the Company's services improved significantly when compared to the same period of a year ago. Company revenues increased by approximately 41% in 2001 as compared to revenues achieved in 2000. However, the Company continues to experience significant competition in its marketplace, due primarily to surplus capacity for both acquiring and processing seismic data, which in turn negatively impacts the prices the Company can charge for its services. The Company's financial position was further weakened during 2001 when its seismic acquisition operation suffered a substantial operating loss on an acquisition project that ran significantly longer than projected due to client permit issues and severe weather which occurred during the months of June and November. This project's contract was on a turnkey basis, meaning that the Company was paid a fixed fee per square mile of data acquired. Turnkey contracts cause the Company to bear substantially all the risks of business interruption caused by weather delays and other hazards. Due to industry conditions, most seismic acquisition contracts are currently on a turnkey basis. The circumstances, described above, have made it difficult for the Company to meet its financial obligations in a timely manner and raise substantial doubt about the Company's ability to continue as a going concern.

     Management has begun implementation of a restructuring plan to enable the Company to continue its operations. During January and February of 2002, the Company was successful in converting approximately $3.4 million of its accounts payable to one year unsecured promissory notes. In addition, the Company is negotiating with the holders of the Company's 13.5% Senior Secured Notes to convert the outstanding principal and all accrued and unpaid interest thereon into Common Stock of the Company. The Company is also negotiating with an investment group that has indicated a willingness to invest approximately $2.5 million to purchase newly-issued shares of Common Stock when the Company's Senior Secured Notes are converted into Common Stock. Any of such proposed transactions with the holders of the Senior Secured Notes and new investors would be subject to a number of conditions precedent, including, among other things, the approval of such transactions by a majority of the existing holders of the Company's Common Stock. As a result, there can be no assurance that any of such transactions will be completed. The ownership held by the Company's current stockholders would be substantially diluted by the proposed transactions.

     Management believes that the plan described above provides the opportunity for the Company to continue as a going concern. The Company is currently operating two seismic acquisition crews. The Company's existing backlog is sufficient to keep two seismic acquisition crews operating through most of 2002. During 2001, the Company converted its seismic data processing center to a high capacity clustered processing environment built around Sun Microsystems and Intel computers. The Company also modified its proprietary geophysical software to execute within a clustered computing environment. The Company processes land and marine seismic data and provides a full suite of seismic interpretation products and services. The Company's seismic data processing operation continues to have a portion of its computing capacity unutilized.

RESULTS OF OPERATIONS

     Revenues for the 12 months ended December 31, 2001 were $22,072,963 as compared to $15,672,957 for the same period of 2000, an increase of 41%. This increase is primarily attributable to the Company's seismic acquisition activities. Seismic acquisition revenues for 2001 totaled $15,793,863 as compared to 9,688,646 for 2000, an increase of 63%. This increase is due primarily to the Company operating two seismic acquisition crews during 2001. In 2000, the Company operated one crew throughout the year and initiated operations of a second crew in August of 2000. Seismic data processing revenue for 2001 totaled $6,279,100 as compared to 5,984,311 in 2000, an increase of 5%. The Company had seen revenues decrease at its seismic data processing unit for the previous two years. The increase in revenue was due primarily to the implementation of a Deep Water Field Study interpretation project, in collaboration with TGS-NOPEC (a leading provider of non-exclusive seismic data to the oil and gas industry). Although the Company's revenues increased in 2001, the Company continues to experience significant competition in both its seismic acquisition and seismic data processing segments, resulting in gross margins being held at or near historic lows. The Company's results will continue to be hindered until there is a significant improvement in the industry's pricing environment.

     Operating expenses for 2001 totaled $24,386,720 as compared to 16,949,811 for the same period of 2000, an increase of 44%. This increase is a result of the increased activity in the Company's seismic acquisition activities as well as increased expenses associated with an operating lease that covers a significant portion of the Company's seismic acquisition equipment inventory. Expenses associated with the lease were directly responsible for 7% of the increase in operating expenses in 2001.

     General and administrative expense for the 12 months ended December 31, 2001 were 1,702,051 as compared to 1,915,061 for the same period of 2000, a decrease of 11%. The decrease in general and administrative expenses is a result of the Company's ongoing efforts to limit third party expenditures.

     Depreciation and amortization expense for 2001 totaled $7,172,688, as compared to $7,846,705 for the same period of 2000, a decrease of 9%. This decrease is primarily due to certain of the Company's depreciable assets having reached the end of their depreciable lives and the Company's attempts to limit capital expenditures during the ongoing seismic service industry downturn.

     The Company incurred a significant loss during the fourth quarter of 2001, making it difficult for the Company to meet its financial obligations in a timely manner. This caused the Company to re-evaluate the carrying value of its goodwill in accordance with Statement of Financial Accounting Standards No. 121. Based on the updated evaluation, the Company determined there was an impairment and, accordingly, that the assets should be written down to fair value. Fair value was determined based on negotiations currently being conducted with the holders of the Company's Senior Secured Notes, appraisals and management's estimates of equipment values. Based on this information, the remaining value of goodwill is deemed to have been fully impaired and has been written off through a charge to operations in the amount of $19,312,781. The carrying value of the Company's depreciable assets was deemed to approximate fair value if disposed of under normal operating circumstances. In addition, a note receivable in the amount of $250,000, received on the sale of Reliable Exploration Incorporated in February, 2000, was fully reserved with a charge to bad debt expense during December 2001.

     The Company had a net loss of $39,935,534 or ($2.10) per share, for the 12 months ended December 31, 2001, as compared to a net loss of $18,569,262, or ($0.98) per share, for the same period of 2000. The significant increase in the Company's net loss during 2001 is primarily due to the impairment of the remaining value of goodwill incurred at December 31, 2001 and the significant loss incurred on one of the Company's seismic acquisition projects during 2001. The loss was a result of client permit issues and inclement weather during the months of June and November.

LIQUIDITY AND CAPITAL RESOURCES

     The seismic service industry downturn, which began in 1999, continued to hamper the Company's results in 2001. Demand for the Company's services improved significantly when compared to the same period of a year ago. Company revenues increased by approximately 41% in 2001 as compared to revenues achieved in 2000. However, the Company continues to experience significant competition in its marketplace, due primarily to surplus capacity for both acquiring and processing seismic data, which in turn negatively impacts the prices the Company can charge for its services. The Company's financial position was further weakened during 2001 when its seismic acquisition operations suffered a substantial operating loss on an acquisition project that ran significantly longer than projected due to client permit issues and severe weather which occurred during the months of June and November. This project's contract was on a turnkey basis, meaning that the Company was paid a fixed fee per square mile of data acquired. Turnkey contracts cause the Company to bear substantially all the risks of business interruption caused by weather delays and other hazards. Due to industry conditions, most seismic acquisition contracts are currently on a turnkey basis. The circumstances described above have made it difficult for the Company to meet its financial obligations in a timely manner and raise substantial doubt about the Company's ability to continue as a going concern.

     As a result of the conditions outlined above, the Company incurred a loss of approximately $39.9 million during 2001 and a loss of approximately $18.6 million during 2000, leaving the Company with an equity deficit of approximately $72.8 million at December 31, 2001. Additionally, the Company's current liabilities exceed its current assets by approximately $8.2 million at December 31, 2001. However, approximately $5.2 million of this deficit working capital position is a result of the liability associated with the Company's equipment lease with GeoLease Partners, L.P. The Company expects to restructure this equipment lease as part of the transactions described below. These results have made it difficult for the Company to meet its financial obligations in a timely manner and raise substantial doubt about the Company's ability to continue as a going concern.

     Management has begun implementation of a restructuring plan to enable the Company to continue its operations. During January and February of 2002, the Company was successful in converting approximately $3.4 million of its accounts payable to one year promissory notes. The notes provide for 12 level monthly payments to be made to the holders as well as 12% interest on the unpaid balance. In addition, the Company is negotiating with the holders of the Company's 13.5% Senior Secured Notes to convert the outstanding principal and all accrued and unpaid interest thereon into Common Stock of the Company or to accept an agreed cash payment in exchange for extinguishment of the Senior Secured Notes. The Company is also negotiating with GeoLease Partners, L.P. to restructure the current payment terms as well as extend the term of its equipment lease with the Company. Furthermore, the Company is negotiating with a group of investors that has indicated a willingness to invest approximately $2.5 million to purchase newly-issued shares of Common Stock from the Company when the Company's Senior Secured Notes are retired and the equipment lease is restructured on terms acceptable to the new investors.
Any of such proposed transactions with the holders of the Senior Secured
Notes, GeoLease Partners, L.P. and new investors would be subject to a number of conditions precedent, including, among other things, the approval of such transactions by a majority of the existing holders of the Company's Common Stock. As a result, there can be no assurance that any of such transactions will be completed. The ownership held by the Company's current stockholders would be substantially diluted by the proposed transactions.

     Management believes that the financial plan described above provides the opportunity for the Company to continue as a going concern. However, there can be no assurance that the holders of the Company's Senior Secured Notes and the Company's common shareholders will approve the transactions or that the Company will be able to meet its ongoing financial obligations until such approvals are obtained.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND OFFICERS

     Set forth below are the names, ages and positions of the directors and executive officers of the Company. Each of the directors named below were elected at the Company's 1998 Annual Meeting of the Stockholders for a term of one year or until their successors were elected. Each of the directors named below will be nominated at the 2002 Annual Meeting of Stockholders to serve on the Company's Board of Directors for additional one year terms or until their successors are elected.

                                                                                             OFFICE HELD
                NAME                     AGE            POSITION WITH THE COMPANY              SINCE

William R. Ziegler                        59          Chairman (non executive) since           1997
                                                      February 2, 1999 and Director

Lynn A. Turner                            52               President and Chief                 1997
                                                            Operating Officer

Michael A. Dunn                           47                Vice President and                 1997
                                                         Chief Technology Officer

Thomas J. Concannon                       48                Vice President and                 1997
                                                         Chief Financial Officer

Michael A. Schott                         57           Vice President of Financial             1998
                                                         Reporting and Compliance

Christopher M. Harte                      54                     Director                      1997

Steven A. Webster                         49                     Director                      1997

     There are no family relationships between any of the directors or executive officers of the Company.

     WILLIAM R. ZIEGLER, age 59, has served as a member of the Company's Board of Directors since August 1, 1997 and has served as the Company's Chairman (non-executive) since February 2, 1999. Mr. Ziegler is of counsel to the law firm of Satterlee Stephens Burke & Burke, LLP, located in New York, New York. Since June 1994, Mr. Ziegler served as Chairman of the New York law firm of Parson & Brown, L.L.P. which merged with Satterlee Stephens Burke & Burke, LLP effective September 1, 1999. Mr. Ziegler was formerly a partner of Whitman Breed Abbott & Morgan, located in New York, New York (1993 - May 1994), and a predecessor law firm, Whitman & Ransom (since 1976). Mr. Ziegler is a director of and Vice Chairman of Grey Wolf, Inc., a director of Flotek Industries Inc. (an oil services equipment supplier) and a general partner of Blackhawk Capital Partners, the managing member of Blackhawk Investors, L.L.C.

     LYNN A. TURNER, age 52, has served as the President and Chief Operating Officer of the Company since July 28, 1997. Prior to joining the Company, Mr. Turner was employed for six years by Fairfield Industries, Inc., a provider of seismic acquisition services, most recently as Senior Vice President and Manager of Data Acquisition. Mr. Turner has more than 20 years of experience in the seismic data acquisition business.

     MICHAEL A. DUNN, age 47, has served as a Vice President and the Chief Technology Officer of the Company since August 18, 1997. On August 1, 1999, Mr. Dunn was appointed President of Geophysical Development Corporation, a wholly-owned subsidiary of the Company. Prior to joining the Company, Mr. Dunn was employed for 18 years by Shell Oil Company, most recently as Technology Manager at its Exploration and Production Research Center. Mr. Dunn has over 20 years background in all aspects of geoscience, including seismic acquisition, seismic processing, exploration and research.

     THOMAS J. CONCANNON, age 48, has served as a Vice President and the Chief Financial Officer of the Company since July 15, 1997. Prior to joining the Company, Mr. Concannon worked for four years as a private consultant for various energy companies. Prior to that time, Mr. Concannon served as President of NJR Energy, an exploration company and as a director of its parent company, NJ Resources, Inc. Mr. Concannon has over 15 years of energy industry experience.

     MICHAEL A. SCHOTT, age 57, has served as Vice President of Financial Reporting and Compliance and Secretary since August 5, 1998. Prior to joining the Company, Mr. Schott served eight years as a Vice President and shareholder of a public accounting firm in San Antonio, Texas. Prior to that time Mr. Schott served as Controller, then Senior Vice President and Treasurer of Venus Oil Company. Mr. Schott is a Certified Public Accountant with more than 30 years of experience, including 10 years in the oil and gas exploration industry and 20 years in the practice of public accounting. Mr. Schott is a member of the Texas Society of Public Accountants and the American Institute of CPAs.

     CHRISTOPHER M. HARTE, age 54, is a private investor and has served as a member of the Company's Board of Directors since August 1, 1997. From 1992 to 1994, Mr. Harte was the President of Portland Newspapers, Inc. Mr. Harte is a director of several corporations, including Harte-Hanks Communications, Inc. (a direct marketing and shopper publishing company) and Hi-Port Inc. (a petroleum product contract packaging company), and is an investor member of Blackhawk Investors, L.L.C.

     STEVEN A. WEBSTER, age 49, has served as a member of the Company's Board of Directors since August 1, 1997. Mr. Webster is the Chairman of Carrizo Oil & Gas, Inc., an independent oil and gas company which is listed on the Nasdaq. From January 1998 to June 1999, Mr. Webster served as the President and Chief Executive Officer of R&B Falcon Corporation, and from November 1991 to December 31, 1997, was the Chairman, Chief Executive Officer and Treasurer of Falcon Drilling Company, Inc., a marine oil and gas drilling contractor that, prior to becoming a wholly-owned subsidiary of R&B Falcon Corporation on January 1, 1998, was listed on the New York Stock Exchange. Mr. Webster is a Managing director of Global Energy Partners, a wholly-owned affiliate of Credit Suisse First Boston. Mr. Webster serves as a director of Grey Wolf, Inc. (an international land drilling company), Crown Resources Corporation (a precious metals mining company), Carrizo Oil & Gas, Inc., and as a trust manager of Camden Property Trust (a real estate investment trust). Mr. Webster is also a general partner of Equipment Asset Recovery Fund (an investment fund), a general partner of Somerset Capital Partners, and a general partner of Blackhawk Capital Partners, the managing member of Blackhawk Investors, L.L.C.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16(a)-3(e) during the fiscal year ended December 31, 2001 and Form 5 and amendments thereto furnished to the Company with respect to such period, the Company is not aware of any director, officer, or beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act") that has failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the Company's most recent fiscal year or prior years.

ITEM 10.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table reflects all forms of compensation paid to the Company's chief executive officer and its other executive officers for each of the Company's last three completed fiscal years. No other director or executive officer received compensation which exceeded $100,000 during any of such periods.

------------------------   --------- ------------------------------------ ---------------------------------------------------
                                             Annual compensation                        Long term compensation
------------------------   --------- ------------------------------------ ---------------------------------------------------
                                                                                   Awards                   Payouts
------------------------   --------- ---------- ------------ ------------ ------------------------- -------------------------
                                                                Other     Restricted   Securities
     Name and                                                  annual        Stock     underlying      LTIP       All other
principal position           Year     Salary       Bonus     compensation   Awards     options/SARs   payouts    Compensation
                                        ($)         ($)          ($)          ($)          (#)          ($)          ($)
       (a)                   (b)        (c)         (d)          (e)          (f)          (g)          (h)          (i)
------------------------   --------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
Lynn A. Turner,              2001    $ 142,031       -            -            -            -            -            -
President and Chief          2000    $ 141,231
Operating Officer            1999    $ 135,000

------------------------   --------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
Michael  A. Dunn, Vice       2001    $ 150,000       -            -            -            -            -            -
President and Chief          2000    $ 155,769
Technology Officer           1999    $ 150,000

------------------------   --------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
Thomas J. Concannon,         2001    $ 120,000       -            -            -            -            -            -
Vice President and Chief     2000    $ 120,000
Financial Officer            1999    $ 120,000

------------------------   --------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
Michael A. Schott,           2001    $ 105,000       -            -            -            -            -            -
Vice President of            2000    $ 105,000
Financial Reporting and      1999    $ 105,000
Compliance and
Secretary

------------------------   --------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
Jay D. Haber                 1999    $ 165,000       -            -            -            -            -            -
Chairman and Chief
Executive Officer (from
August 1, 1997 until
February 2, 1999)

------------------------   --------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
Michael Hale,                1999    $  60,000       -            -            -            -            -            -
Vice President and
Secretary
------------------------   --------- ---------- ------------ ------------ ------------ ------------ ------------ ------------

OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The Company did not grant any stock options or stock appreciation rights ("SARs") to any of its executive officers during the fiscal year ended December 31, 2001.

AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

     None of the Company's executive officers exercised any options during the fiscal year ended December 31, 2001. The Company did not issue any SARs during the fiscal year ended December 31, 2001. As of December 31, 2001, none of the stock options held by the executive officers named above had a value that exceeded the exercise price of any such options. The following table sets forth the number of shares underlying the unexercised options of each of the Company's executive officers as of December 31, 2001:

--------------------------------------------- --------------------------------- -----------------------------
NAME                                                  EXERCISABLE                           UNEXERCISABLE
--------------------------------------------- --------------------------------- -----------------------------
Lynn A. Turner                                          400,000                                100,000
--------------------------------------------- --------------------------------- -----------------------------
Michael A. Dunn                                         450,000                                100,000
--------------------------------------------- --------------------------------- -----------------------------
Thomas J. Concannon                                     300,000                                  -0-
--------------------------------------------- --------------------------------- -----------------------------
Michael A. Schott                                       160,000                                40,000
--------------------------------------------- --------------------------------- -----------------------------

LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

     None of the Company's executive officers was granted awards under any long-term incentive plan during the fiscal year ended December 31, 2001.

COMPENSATION OF DIRECTORS

     Directors of the Company are not currently compensated for their services as directors. Directors, who are not employees or officers of the Company, are reimbursed for their actual expenses incurred in attending meetings of the Board of Directors.

EMPLOYMENT AGREEMENTS

     The Company is a party to an employment agreement with each of Lynn A. Turner, Michael A. Dunn and Michael A. Schott. See "Certain Relationships and Related Transactions -- Employment Agreements" below.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of December 31, 2001, the number of shares of the Company's Common Stock beneficially owned by (i) each person known by the Company (based on filings under Section 13(d) or 13(g) of the Exchange
Act) to be the holder of more than five percent of its voting securities, (ii) each director or nominee for election as a director, and (iii) all of the Company's directors and officers as a group. Unless otherwise indicated, each holder has sole voting and investment power with respect to the shares of Common Stock owned by such holder.

------------------------------ ---------------------- ---------------------------------- ---------------------
       NAME AND ADDRESS
      OF BENEFICIAL OWNER                                     AMOUNT AND NATURE OF                PERCENT OF
           OF GROUP              TITLE OF CLASS               BENEFICIAL OWNERSHIP                CLASS (1)
------------------------------ ---------------------- ---------------------------------- ---------------------

------------------------------ ---------------------- ---------------------------------- ---------------------
Jay D. Haber                            Common                1,191,734 shares (2)                   6.19%
2310C Nantucket
Houston, TX  77057
------------------------------ ---------------------- ---------------------------------- ---------------------
Steven A. Webster                       Common               19,791,025 shares (3)                  66.45%
14701 St. Mary's Lane
Suite 800
Houston, TX  77079
------------------------------ ---------------------- ---------------------------------- ---------------------

------------------------------ ---------------------- ---------------------------------- ---------------------
       NAME AND ADDRESS
      OF BENEFICIAL OWNER                                     AMOUNT AND NATURE OF                PERCENT OF
           OF GROUP              TITLE OF CLASS               BENEFICIAL OWNERSHIP                CLASS (1)
------------------------------ ---------------------- ---------------------------------- ---------------------
William R. Ziegler                      Common               19,841,048 shares (4)                  66.51%
Satterlee Stevens Burke &
Burke, LLP
230 Park Avenue
New York, NY 10169
------------------------------ ---------------------- ---------------------------------- ---------------------
Christopher M. Harte                    Common                  479,902 shares (5)                   2.46%
217 Commercial Street, Suite
200
Portland, ME  04101
------------------------------ ---------------------- ---------------------------------- ---------------------
Blackhawk Investors, L.L.C.             Common               14,402,178 shares (6)                  58.24%
14701 St. Mary's Lane
Suite 800
Houston, TX  77079
------------------------------ ---------------------- ---------------------------------- ---------------------
Blackhawk Capital Partners              Common               14,402,178 shares (7)                  58.24%
3711 San Felipe, #5G
Houston, TX 77027
------------------------------ ---------------------- ---------------------------------- ---------------------
DLJ Entities                            Common                   22,362,204(8)                      54.07%
------------------------------ ---------------------- ---------------------------------- ---------------------
Chase Equity Associates, L.P.           Common                   10,648,669(9)                      35.93%
------------------------------ ---------------------- ---------------------------------- ---------------------
Spindrift Partners, L.P.                Common                   5,324,334(10)                      21.90%
------------------------------ ---------------------- ---------------------------------- ---------------------
All Directors and Executive             Common               24,018,983 shares (11)                 71.32%
Officers as a Group
------------------------------ ---------------------- ---------------------------------- ---------------------

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

     (10) Refers to shares issuable pursuant to warrants held by Spindrift Partners, L.P.

     (11) Includes an aggregate of (i) 9,333,333 issued and outstanding shares beneficially owned by the directors and executive officers as a group,
          (ii) 14,685,650 shares of Common Stock that such persons have the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights held by such persons (inclusive of 6,176,704 shares of Common Stock presently exercisable pursuant to the Shadow Warrants issued to Blackhawk and Messrs. Webster and Ziegler).

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

OTHER RELATED TRANSACTIONS

     In connection with certain financing transactions that were completed in April and July of 1997 with William R. Ziegler, Steven A. Webster and Blackhawk Investors, L.L.C. (of which Messrs. Ziegler and Webster serve as the two partners of its sole managing member), the Company entered into a three-year consulting agreement (beginning April 25, 1997) with William R. Ziegler, pursuant to which Mr. Ziegler agreed to provide the Company certain strategic planning and other consulting services. Under Mr. Ziegler's consulting agreement, Mr. Ziegler received a quarterly consulting fee equal to one-half of 1% of the total investment made by him and certain other persons on or before July 31, 1997 in debt and equity securities of the Company that were outstanding as of the end of each quarter during the term of the consulting agreement. Mr. Zeigler's consulting agreement expired on April 25, 2000 and was not renewed. As of December 31, 2001 the Company owed Mr. Ziegler $389,873 in consulting fees pursuant to the agreement. In addition, pursuant to the consulting agreement, the Company granted Mr. Ziegler options to purchase 50,000 shares of Common Stock of the Company at a price of $0.75 per share. In addition, the Company entered into an Investment Monitoring Agreement with Blackhawk Capital Partners, the managing member of Blackhawk Investors, L.L.C., pursuant to which Blackhawk Capital Partners was appointed to oversee Blackhawk Investors, L.L.C.'s investments in the Company. Blackhawk Capital Partners is entitled to be paid a fee of $25,000 per year under this agreement. As of December 31, 2001, the Company owed Blackhawk Capital Partners $112,500 in consulting fees under this agreement.

     On October 1, 1999, the Company restructured its obligations to the holders of the 1998 Notes and entered into a Securities Purchase Agreement (the "1999 Purchase Agreement") with the holders of the 1998 Notes and certain additional investors, including Steven A. Webster and William R. Ziegler, two of the Company's directors (collectively, the "1999 Purchasers"), pursuant to which the Company completed a restructuring of the 1998 Notes, and received $4,000,000 in additional senior secured debt financing from the holders of the 1998 Notes and $1,000,000 from three other investors, including Messrs. Webster and Ziegler (the "Secured Loan"). Pursuant to the 1999 Purchase Agreement, the Company (i) exchanged the 1998 Notes for its 13.5% senior secured 2005 Notes in the aggregate principal amount of $45,358,000 issued to the 1999 Purchasers, (ii) issued the 1999 Purchasers its 13.5% senior secured 2003 Notes in the aggregate principal amount of up to $6,000,000, (iii) granted security interests covering substantially all of the Company's assets as security for the 2005 Notes and the 2003 Notes, (iv) caused certain of the Corporation's wholly-owned subsidiaries to execute guarantees of the 2005 Notes and the 2003 Notes, (v) issued warrants to the 1999 Purchasers of the 2003 Notes (the "2003 Warrants") to purchase 23,250,000 shares of the Common Stock at a price of $0.56 per share, and (vi) issued warrants to the 1999 Purchasers of the 2005 Notes (the "2005 Warrants") to purchase 26,818,594 shares of Common Stock at a price of $0.56 per share (the 2005 Warrants, together with the 2003 Warrants, being the "New Warrants"). The Company issued 7,618,594 of the 2005 Warrants in exchange for 7,618,594 warrants issued to the holders of the 1998 Notes. The New Warrants were issued in accordance with an Amended and Restated Warrant Agreement executed among the Company and the 1999 Purchasers. As a result of the issuance of the New Warrants, the 1999 Purchasers, collectively, have the right to acquire 66.5% of the Company's outstanding Common Stock on a fully diluted basis.

     On November 30, 1999, the Company completed an additional $895,000 in financing by issuing the remaining $895,000 of the 2003 Notes in accordance with the 1999 Purchase Agreement to certain private investors, including Spicewood Family Partnership of which Christopher M. Harte, one of the Company's directors, is the general partner. In exchange for providing $100,000 in financing to the Company, the Company issued Spicewood Family Partnership (i) 2003 Notes in the aggregate principal amount of $100,000, and (ii) 2003 Warrants to purchase 394,402 shares of the Common Stock, all in accordance with the 1999 Purchase Agreement.

     On April 9, 2001, the Company restructured its obligations under the 2003 Notes and 2005 Notes and entered into a Subordination and Amendment Agreement with the holders of the 2003 Notes and 2005 Notes (including investors comprising the CSFB business unit) and GeoLease Partners, L.P., a Delaware limited partnership (in which persons comprising the CSFB business unit have a controlling interest). The restructuring extends the maturity date on the 2003 Notes to September 15, 2003 and permits the Company, at its option, to pay interest on each interest payment date, in the form of cash interest or PIK interest (the issuing of additional notes) through, but not including, the maturity dates for the 2003 Notes and 2005 Notes. Concurrently, GeoLease Partners, L.P., purchased the leased equipment and was assigned the rights under the Company's Equipment Lease dated as October 1, 1999 between the Company and its principal equipment supplier. Immediately following this transfer, the Company and GeoLease Partners, L.P. entered into Amendment No. 1 to the Equipment Lease, allowing the Company to defer the monthly installments due on the Equipment Lease until the expiration date of the Equipment Lease (currently October 1, 2002). The Company is obligated to pay interest on any monthly installment not paid when due, and any such accrued interest is due on the expiration date of the Equipment Lease. Amendment No. 1 to the Equipment Lease also includes a provision for the payment by the Company of $1.9 million as deferred rent due on the later of (i) September 15, 2003 and (ii) the date that the 2003 Notes are paid in full.

     William R. Ziegler is of counsel to the New York-based law firm of Satterlee Stephens Burke & Burke, LLP, the successor in interest of Parson & Brown, L.L.P. of which Mr. Ziegler was a partner. During the fiscal years ended December 31, 2001 and December 31, 2000, those firms billed the Company $30,055 and $35,104 respectively, for services rendered.

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

     10.22 Form of Subordination and Amendment Agreement dated as of April 9, 2001 among the Company, GeoLease Partners, L.P. and the holders of the Company's 13 1/2% Senior Secured Notes (incorporated by reference from the same numbered exhibit to Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2001 (file no. 000-09268)).

     10.23 Lease Agreement dated October 1, 1999 between the Company and Input/Output, Inc. (Incorporated by reference from the same numbered exhibit to Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2001 (file no. 000-09268)).

     10.24 Amendment No. 1 dated as of April 9, 2001 between the Company and GeoLease Partners, L.P. (incorporated by reference from the same numbered exhibit to Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2001 (file no. 000-09268)).

     10.25 Employment Agreement dated as of August 5, 1998 between the Company and Michael A. Schott.

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

                                        GEOKINETICS INC.

Date:    May 15, 2002                   By:   /s/ Lynn A. Turner
                                              -----------------------------
                                              Lynn A. Turner, President and
                                              Chief Operating Officer

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

SIGNATURE                                    TITLE                                   DATE
/s/ Lynn A. Turner                           President and Chief Operating           May 15, 2002
------------------------------------         Officer
Lynn A. Turner

/s/ Thomas J. Concannon                      Vice President and                      May 15, 2002
------------------------------------         Chief Financial Officer
Thomas J. Concannon

/s/ William R. Ziegler                       Director and Chairman                   May 15, 2002
------------------------------------
William R. Ziegler

/s/ Steven A. Webster                        Director                                May 15, 2002
------------------------------------
Steven A. Webster

/s/ Christopher M. Harte                     Director                                May 15, 2002
------------------------------------
Christopher M. Harte

                               GEOKINETICS INC AND
                                  SUBSIDIARIES

                               ANNUAL CONSOLIDATED
                              FINANCIAL STATEMENTS

                               DECEMBER 31, 2001

                               TABLE OF CONTENTS
                               -----------------

                        CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITOR'S REPORT............................................................F-3

CONSOLIDATED BALANCE SHEETS.............................................................F-4

CONSOLIDATED STATEMENTS OF OPERATIONS...................................................F-6

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY.........................................F-7

CONSOLIDATED STATEMENTS OF CASH FLOWS...................................................F-8

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS..........................................F-9

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Geokinetics Inc. and Subsidiaries
Houston, Texas

We have audited the accompanying consolidated balance sheets of Geokinetics Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the financial statements, the Company incurred a net loss of $39.9 million for 2001 and has incurred substantial net losses for each of the past three years. At December 31, 2001, current liabilities exceed current assets by $8.2 million. This fact and other conditions, more fully described in Note 2, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company can not continue in existence.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geokinetics Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Fitts Roberts & Co., P.C.

Houston, Texas
May 7, 2002

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                     ASSETS

                                                                        December 31,               December 31,
                                                                           2001                       2000
                                                                      -----------------         -----------------
CURRENT ASSETS
    Cash                                                                    $ 1,172,280              $  1,241,282
    Accounts receivable - trade, net                                          2,594,876                 2,692,932
    Accounts receivable - officers and employees                                  9,176                     9,176
    Work in progress                                                            388,368                   627,174
    Prepaid expenses                                                            336,578                   526,598
                                                                      -----------------         -----------------

         Total Current Assets                                                 4,501,278                 5,097,162
                                                                      -----------------         -----------------

PROPERTY AND EQUIPMENT, net                                                   4,736,491                 7,474,722
                                                                      -----------------         -----------------

OTHER ASSETS
    Deferred charges                                                             94,544                    73,022
    Note receivable, net of allowance                                                 -                   250,000
    Restricted investments                                                      231,700                   131,700
    Deposits and other assets                                                    77,349                    47,879
    Goodwill and other intangibles, net of $10,483,186
         amortization in 2001 and $7,634,717 in 2000 and net
         of impairment reserve of $19,312,781 in 2001                                 -                22,161,250
                                                                      -----------------         -----------------

         Total Other Assets                                                     403,593                22,663,851
                                                                      -----------------         -----------------

               TOTAL ASSETS                                                 $ 9,641,362              $ 35,235,735
                                                                      =================         =================


               The Accompanying Notes Are An Integral Part of These Consolidated Financial Statements



                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   December 31,           December 31,
                                                                                      2001                   2000
                                                                                -------------------    ------------------
CURRENT LIABILITIES
     Current maturities of long-term debt                                             $     576,168          $    566,678
     Current portion of capital lease                                                       230,361               228,444
     Accounts payable - trade                                                             4,010,170             2,362,060
     Accrued liabilities                                                                  1,524,069             1,618,742
     Notes payable                                                                          282,520               252,090
     Due to officers and stockholders                                                       502,373               477,373
     Advances for lease bank                                                                115,000               175,000
     Deferred revenue                                                                       626,742               294,257
     Accrued GeoLease liability                                                           4,792,425                     -
                                                                                -------------------    ------------------

            Total Current Liabilities                                                    12,659,828             5,974,644

SHORT-TERM OBLIGATIONS EXPECTED TO BE REFINANCED                                          6,790,660             2,286,759

LONG-TERM DEBT, net of current maturities, net of OID                                    62,376,458            58,080,462

OTHER LIABILITIES
     Non current portion of capital lease                                                   147,500                     -
     Accrued long-term lease liability                                                      422,220             1,713,640
                                                                                -------------------    ------------------
            Total Other Liabilities                                                         569,720             1,713,640
                                                                                -------------------    ------------------

                   TOTAL LIABILITIES                                                     82,396,666            68,055,505
                                                                                -------------------    ------------------

STOCKHOLDERS' EQUITY
     Preferred stock, Series B, $10.00 par value, 100,000 shares authorized,
            none outstanding                                                                      -                     -
     Common stock, $.01 par value, 100,000,000 shares authorized, 18,992,156
            shares outstanding at December 31, 2001 and December 31, 2000                   193,672               193,672
     Additional paid-in capital                                                          33,019,248            33,019,248
     Retained deficit                                                                  (105,825,724)          (65,890,190)
                                                                                -------------------    ------------------
                                                                                        (72,612,804)          (32,677,270)
     Less common stock in treasury at cost, 375,000 shares                                 (142,500)             (142,500)
                                                                                -------------------    ------------------

                   TOTAL STOCKHOLDERS' EQUITY                                           (72,755,304)          (32,819,770)
                                                                                -------------------    ------------------

                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $   9,641,362          $ 35,235,735
                                                                                ===================    ==================


               The Accompanying Notes Are An Integral Part of These Consolidated Financial Statements


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                                                               For the Years Ended
                                                                 December 31, 2001         December 31, 2000
                                                                 -----------------         -----------------
REVENUES
     Seismic revenue                                                 $  15,793,863              $  9,688,646
     Data processing revenue                                             6,279,100                 5,984,311
                                                                 -----------------         -----------------
            Total Revenues                                              22,072,963                15,672,957

EXPENSES
     Seismic operating expenses                                         19,447,389                11,760,995
     Data processing expenses                                            4,939,331                 5,188,816
     General and administrative                                          1,702,051                 1,915,061
     Depreciation and amortization                                       7,172,688                 7,846,705
     Impairment and bad debt                                            19,562,781                         -
                                                                 -----------------         -----------------

            Total Expenses                                              52,824,240                26,711,577
                                                                 -----------------         -----------------

     Loss From Operations                                              (30,751,277)              (11,038,620)

OTHER INCOME (EXPENSE)
     Interest income                                                       106,055                    92,495
     Interest expense                                                   (9,290,312)               (7,883,258)
                                                                 -----------------         -----------------
            Total Other Expense                                         (9,184,257)               (7,790,763)
                                                                 -----------------         -----------------

     Loss Before Income Tax and Extraordinary Item                     (39,935,534)              (18,829,383)

INCOME TAX BENEFIT                                                               -                         -

                                                                 -----------------         -----------------

     Loss Before Extraordinary Item                                    (39,935,534)              (18,829,383)

EXTRAORDINARY ITEM
     Income on extinguishment of debt                                            -                   260,121
                                                                 -----------------         -----------------

NET LOSS                                                             $ (39,935,534)            $ (18,569,262)
                                                                 =================         =================

NET LOSS PER COMMON SHARE - BASIC
     Loss from continuing operations                                 $       (2.10)            $       (0.99)
     Extraordinary income on extinguishment of debt                              -                      0.01
                                                                 -----------------         -----------------
            Net Loss                                                 $       (2.10)            $       (0.98)
                                                                 =================         =================

     Weighted average common shares outstanding                         18,992,156                19,046,459
                                                                 =================         =================


               The Accompanying Notes Are An Integral Part of These Consolidated Financial Statements



                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------

                                                          Stockholders' Equity
                                ------------------------------------------------------------------------------
                                                                                                  Additional
                                  Preferred         Common         Preferred         Common         Paid-In
                                Shares Issued    Shares Issued       Stock            Stock         Capital
                                -------------    -------------     ---------        ---------     ------------
Balance at December 31, 1999          -             19,367,156         -            $ 193,672     $ 33,019,248

Net Loss

Sale of Reliable Exploration Co.                      (375,000)
                                -------------    -------------     ---------        ---------     ------------

Balance at December 31, 2000          -             18,992,156         -              193,672       33,019,248

Net Loss
                                -------------    -------------     ---------        ---------     ------------

Balance at December 31, 2001          -             18,992,156         -            $ 193,672     $ 33,019,248
                                =============    =============     =========        =========     ============

                                             Stockholders' Equity
                                ------------------------------------------------
                                                     Retained
                                Treasury Stock        Deficit           Total
                                --------------     --------------    --------------
Balance at December 31, 1999       $    -          $  (47,320,928)    $ (14,108,008)


Net Loss                                              (18,569,262)      (18,569,262)

Sale of Reliable Exploration Co.      (142,500)                            (142,500)
                                --------------     --------------     -------------

Balance at December 31, 2000          (142,500)       (65,890,190)      (32,819,770)

Net Loss                                              (39,935,534)      (39,935,534)
                                --------------     --------------     -------------

Balance at December 31, 2001       $  (142,500)    $ (105,825,724)    $ (72,755,304)
                                ==============     ==============     =============


               The Accompanying Notes Are An Integral Part of These Consolidated Financial Statements



                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                                    December 31,        December 31,
                                                                                        2001                2000
                                                                                -----------------    -----------------
OPERATING ACTIVITIES
     Net Loss                                                                      $ (39,935,534)       $ (18,569,262)

     Adjustments to reconcile net loss to net cash used by
        operating activities
            Depreciation and amortization                                               7,172,688           7,846,705
            Impairment and bad debt                                                    19,562,781                   -
            Gain (loss) on disposal of assets                                              51,538            (116,544)
            Changes in operating assets and liabilities
                   Accounts receivable                                                     98,057          (1,123,471)
                   Work in progress                                                       238,806             608,335
                   Prepaid expenses and other assets                                       39,028            (352,150)
                   Accounts payable                                                     1,648,110           1,383,881
                   Accrued liabilities and deferred revenue                            12,187,876           9,941,273
                                                                                -----------------    ----------------

            Net Cash Provided (Used) in Operating Activities                            1,063,350            (381,233)

INVESTING ACTIVITIES
     Purchase of capital assets                                                          (206,630)           (151,953)
     Proceeds from deposits and other                                                           -              52,742
                                                                                -----------------    ----------------

            Net Cash (Used) by Investing Activities                                      (206,630)            (99,211)

FINANCING ACTIVITIES
     Proceeds from issuance of debt                                                       400,475             421,394
     Principal payments on notes payable                                               (1,004,418)         (1,034,792)
     Payments on software financing                                                      (228,444)           (353,731)
     Payments on capital lease                                                            (93,335)                 -
                                                                                -----------------      -------------

            Net Cash (Used) by Financing Activities                                      (925,722)           (967,129)
                                                                                -----------------      -------------

NET DECREASE IN CASH                                                                      (69,002)         (1,447,573)

CASH DEFICIT OF SUBSIDIARY SOLD                                                                 -              10,859

CASH, beginning of year                                                                 1,241,282           2,677,996
                                                                                -----------------    ----------------

CASH, end of year                                                                  $    1,172,280       $   1,241,282
                                                                                =================    ================

SUPPLEMENTAL DISCLOSURES RELATED TO CASH FLOWS:
     Interest of $410,629 and $458,467 was paid in 2001 and 2000, respectively; additional interest of $3,920,158 and $6,823,422 was paid through the issuance of PIK notes (See Note 8)
     Equipment totaling $471,196 was acquired through the issuance of a capital lease in 2001


               The Accompanying Notes Are An Integral Part of These Consolidated Financial Statements



                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

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

          PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of Geokinetics Inc. and its wholly-owned subsidiaries, Geokinetics Production Co., Inc. (GPCI), Quantum Geophysical, Inc. (Quantum), Quantum Geophysical Services, Inc. (QGS), Geophysical Development Corporation (GDC) and Signature Geophysical Services, Inc. (Signature). All inter-company items and transactions have been eliminated in the consolidation.

          BASIS OF ACCOUNTING

          The consolidated financial statements of the Company have been prepared on the accrual basis of accounting and, accordingly, reflect all significant receivables, payables and other liabilities.

          USE OF ESTIMATES IN PREPARING CONSOLIDATED FINANCIAL STATEMENTS

          Management uses estimates and assumptions in preparing consolidated financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of management estimates relate to the percentage of work completed in determining work in process, evaluating the outcome of uncertainties involving claims against or on behalf of the Company, useful lives for depreciation and amortization, cash flow projections and fair values used in the determination of asset impairment. Actual results could differ materially from these estimates.

          FAIR VALUES OF FINANCIAL INSTRUMENTS

          The Company's financial instruments consist of cash, accounts receivable, accounts payable and notes payable. The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair values due to the short maturity of those instruments. The carrying amount of debt reported in the consolidated balance sheets approximates fair value because, in general, the interest on the underlying instruments approximates market rates.

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

          GOODWILL AND IMPAIRMENT OF LONG-LIVED ASSETS

          Goodwill represents the aggregate excess cost of companies acquired over the fair value of their net assets at dates of acquisition. Goodwill is amortized using the straight-line method over a period of 40 years for subsidiaries providing seismic acquisition services and 10 years for subsidiaries providing seismic data processing services. The carrying value of goodwill is reviewed if the facts and circumstances, such as significant declines in sales, earnings or cash flows or material adverse changes in the business climate, suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the estimated undiscounted cash flows of the entity acquired, impairment is measured by comparing the carrying value of goodwill to fair value. Fair value is determined based on quoted market values, discounted cash flows or appraisals. In addition, the Company assesses long-lived assets for impairment under Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Under those rules, goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances indicate that the carrying amount of those assets may not be recoverable. Goodwill has been fully impaired under this policy as discussed in Note 3.

          DEBT ISSUANCE COSTS

          The value of detachable warrants issued in relation to debt obligations is reflected as discount which is netted against the face amount of the obligation and is amortized to expense over the term of the obligation. Discount amortization expense totaled $959,700 in 2001 and 2000.

          PRE-OPERATING COSTS

          It is the Company's policy to expense non-recoverable pre-operating costs as they are incurred.

          RESTRICTED INVESTMENTS

          Restricted investments represent investments carried at cost, which approximates market. Such investments represent amounts of certificates of deposit or other deposit accounts required by various state and federal agencies in connection with the performance of field operations by the Company and its subsidiaries. The amount of restricted investments was $231,700 and $131,700 at December 31, 2001 and 2000, respectively.

          CASH EQUIVALENTS

          For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2001 and 2000.

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

NOTE 2.   FINANCIAL RESULTS, LIQUIDITY AND BASIS OF PRESENTATION

          These financial statements are prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. They do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that would be necessary in the event the Company cannot continue in existence.

          During 1999, the seismic service industry experienced an unprecedented downturn which severely constrained the Company's working capital position. During 1999, management developed a financial and operational plan to carry the Company's operations forward. This plan included a restructuring of the Company's long term debt, the disposition of the Company's oil and gas operations, and one of its seismic acquisition subsidiaries. The plan was implemented with the sale of the Company's oil and gas operations in July, 1999, and the sale of one of its seismic acquisition subsidiaries in February, 2000. The restructuring of the Company's long term debt was completed in October, 1999, and provided the Company with additional funding in the amount of $5,895,000. As a result of the industry conditions and plan implementation, outlined above, the Company incurred a loss of approximately $18.6 million during 2000 in addition to a loss of approximately $30.4 million incurred in 1999, leaving the Company with a deficit equity position of approximately $32.8 million at December 31, 2000.

          During April 2001, the Company entered into a Subordination and Amendment Agreement with the holders of the Company's 13.5% Senior Secured Notes and GeoLease Partners, L.P. (GeoLease), a Delaware limited partnership. The agreement provided for another restructuring of the Company's 13.5% Senior Secured Notes as further outlined in
          Note 12. Additionally, GeoLease purchased the equipment and was assigned the rights under that certain Lease Agreement, dated as of October 1, 1999 (Equipment Lease), that the Company had entered into with its primary equipment supplier. Upon completion of this transaction, the Company and GeoLease entered into an Amendment to the Equipment Lease. This Amendment, more fully described in Note 12, allows the Company to defer the monthly installments due on the Equipment Lease until the lease expiration date, October 1, 2002.

          This industry downturn continued to negatively impact the Company's operating and financial results in 2001. While the Company's revenues increased by 40.8% in 2001 as compared to revenues achieved in 2000, the prices the Company charged its clients for its services, at both its seismic acquisition and seismic data processing operations, remained at historically low levels due to continuing competitive pressures. The Company's financial position was further weakened during 2001 when its seismic acquisition operation suffered a substantial operating loss on an acquisition project that ran significantly longer than projected due to client permit issues and severe weather which occurred during the months of June and November.

          As a result of continuing negative industry conditions and the specific project loss outlined above, the Company incurred a loss of approximately $39.9 million during 2001, including a charge of approximately $19.3 million for the impairment of goodwill as further described in Note 3, leaving the Company with a deficit equity position of approximately $72.8 million at December 31, 2001. Additionally, the Company's current liabilities exceed its current assets by approximately $8.2 million at December 31, 2001. However, approximately $5.2 million of this deficit working capital position is a result of the liability associated with GeoLease which the Company expects will be restructured as part of the transactions outlined below. These results have made it difficult for the Company to meet its financial obligations in a timely manner and raise substantial doubt about the Company's ability to continue as a going concern.

          Management has begun implementation of a plan to enable the Company to continue its operations. During January and February of 2002, the Company was successful in converting approximately $3.4 million of its accounts payable to one year promissory notes. The notes provide for 12 level monthly payments to be made to the holders as well as 12% interest on the unpaid balance. Negotiations have been initiated with the holders of the Company's 13.5% Senior Secured Notes to convert the outstanding principal and all accrued interest of these notes into common stock of the Company. Additionally, an investment group has indicated a willingness to invest approximately $2.5 million to purchase new common shares from the Company upon the conversion of the Company's Senior Secured Notes. For the conversion of the Company's Senior Secured Notes to occur, the Company must procure the approval of all the Senior Secured Noteholders. The Company will also be required to receive approval of the entire transaction from the holders of a majority of its common shares. The current common shareholders ownership position will be substantially diluted by the proposed transactions.

          Management believes that the financial plan outlined above provides the opportunity for the Company to continue as a going concern. However, there can be no assurance that the holders of the Company's 13.5% Senior Secured Notes and the Company's common shareholders will approve the transactions or that the Company will be able to meet its ongoing financial obligations until such approvals are obtained.

NOTE 3.   IMPAIRMENT OF GOODWILL

          During the fourth quarter of 2001 a significant loss was incurred making it difficult for the Company to meet its financial obligations in a timely manner as more fully described in Note 2. This caused the Company to re-evaluate the carrying value of its goodwill and long-lived assets in accordance with Statement of Financial Accounting Standards No. 121. Based on the updated evaluation it was determined there was an impairment and accordingly the assets should be written down to fair value. Fair value was determined based on negotiations currently being conducted with note holders, as discussed in Note 2, appraisals and management's estimates of equipment values. Based on this information, the remaining value of goodwill is deemed to have been fully impaired and has been written off through a charge to operations in 2001 in the amount of $19,312,781. The carrying value of the related equipment is deemed to approximate fair value if disposed of under normal operating circumstances. Goodwill amortization expenses totaled $2,848,469 during both 2001 and 2000.

NOTE 4.   PROPERTY AND EQUIPMENT

          A summary of property and equipment follows:

                                                                          December 31,            December 31,
                                                                             2001                    2000
                                                                        ----------------       ------------------
          Field operating equipment                                         $ 15,146,617             $ 15,053,701
          Vehicles                                                               341,452                  323,375
          Buildings and improvements                                             286,367                  280,945
          Software                                                               980,155                  979,873
          Data processing equipment                                            2,519,452                3,228,754
          Furniture and equipment                                                197,004                  188,274
                                                                        ----------------       ------------------
                                                                              19,471,047               20,054,922
          Less accumulated depreciation and amortization                      14,758,006               12,603,650
                                                                        ----------------       ------------------
                                                                               4,713,041                7,451,272
          Land                                                                    23,450                   23,450
                                                                        ----------------       ------------------
                   Net Property and Equipment                               $  4,736,491             $  7,474,722
                                                                        ================       ==================

NOTE 5.   ACCRUED LIABILITIES
          A summary of accrued liabilities follows:

                                                                          December 31,            December 31,
                                                                             2001                    2000
                                                                        ----------------       ------------------
          Sales tax payable                                                  $    40,008              $    56,023
          Accrued payroll                                                        913,176                  916,649
          Accrued interest payable                                                12,889                   32,949
          Accrued operating expense                                              548,158                  603,283
          Other                                                                    9,838                    9,838
                                                                        ----------------       ------------------

                                                                             $ 1,524,069              $ 1,618,742
                                                                        ================       ==================

NOTE 6.   NOTES PAYABLE

          A summary of notes payable follows:

                                                                            December 31,            December 31,
                                                                               2001                    2000
                                                                        ----------------       ------------------
          Notes representing financing of insurance premiums for
                 operating subsidiaries payable over periods of nine
                 to ten months at interest rates varying from 7.70% to
                 8.5%                                                          $ 259,431                $ 252,090

          Note to an equipment vendor for the purchase of field
                 operating equipment payable over a six month period
                 at an interest rate of 11.50%                                    23,089                        -
                                                                        ----------------       ------------------

                                                                               $ 282,520                $ 252,090
                                                                        ================       ==================

NOTE 7.   LEASE BANK

          The Company previously utilized a revolving credit facility to provide funds to acquire, package and sell oil and gas properties. Notes issued under this facility are payable upon demand one year from the date of the individual notes. If there is no demand, the notes automatically renew on a quarterly basis. The Notes matured on December 31, 1999. The outstanding balance on the advances for Lease Bank was $115,000 at December 31, 2001 and $175,000 at December 31, 2000. The Company made principal payments of $60,000 during 2001 as well as quarterly interest payments at prime plus 4% totaling $16,188. The Company intends to continue to meet its interest obligations, and will make principal payments when possible from available cash.

NOTE 8.   LONG-TERM DEBT

                                                                                       December 31,               December 31,
                                                                                           2001                       2000
                                                                                    ------------------         ------------------
          13.5% Senior Secured Notes dated October 1, 1999 in the aggregate principal amount of $45,358,000, to certain investors due and payable on September 15, 2005, and interest of 13.5% per annum is payable on each March 15 and September 15, commencing March 15, 2000. The Company exercised its option to make these payments in kind during 2000 and
          2001 by the issuance of additional Notes. A Subordination and
          Amendment Agreement dated April 9, 2001 permits the Company to make each interest payment in kind through, but not including, the note maturity date of September 15, 2005, and subordinates the Notes to a certain lease agreement dated October 1, 1999. The Company granted security interests covering substantially all of the Company's assets as security for the Notes and caused certain of its wholly-owned subsidiaries to execute guarantees of the Notes. The Company issued to the investors warrants to purchase 26,818,594 shares of the Company's common stock at a price of $0.56 per share. The Company issued
          7,618,594 of these warrants in exchange for 7,618,594 warrants previously issued to the investors. For financial statement purposes, the notes are presented net of unamortized discount of $1,273,897 in
          2001 and $1,613,593 in 2000                                                     $ 53,612,290               $ 49,802,039

          13.5% Senior Secured Notes dated October 1 and November 30, 1999 in the aggregate principal amount of $5,895,000, to certain investors originally due and payable on September 15, 2002 and interest of 13.5%
          per annum is payable on each March 15, and September 15, commencing
          March 15, 2000. The Company exercised its option to make these payments in kind during 2000 and 2001 by the issuance of additional
          Notes. A Subordination and Amendment Agreement dated April 9, 2001 extended the due dates of the Notes to September 15, 2003, permits the
          Company to make each interest payment in kind through, but not including, the note maturity date of September 15, 2003, and subordinates the Notes to a certain lease agreement dated October 1,
          1999. The Company granted security interests covering substantially all of the Company's assets as security for the Notes and caused certain of its wholly-owned subsidiaries to execute guarantees of the
          Notes. The Company issued to the investors warrants to purchase
          23,250,000 shares of the Company's common stock at a price of $0.56 per share. For financial statement purposes, the Notes are presented net of unamortized original issue discount of $464,991 in 2001 and
          $1,084,995 in 2000                                                                 6,645,402                  5,575,794

          Note to a financial institution dated March 1, 1996 payable in 120 monthly installments of principal and interest adjusted quarterly based on interest at prime plus 1.5% through March 1, 2006 when all unpaid principal and accrued interest is due (monthly payments at
          December 31, 2001 were $61,707 including principal and interest at
          7.50%), secured by first security interest in a subsidiary's accounts receivable, property and equipment, oil and gas leases, intangibles, guaranty of the Company and a limited guaranty of the Farmers Home
          Administration of the United States Department of Agriculture
                                                                                             2,687,668                  3,180,258

          Note to an equipment vendor dated July 7, 2000 payable in 18 monthly installments of $7,339 including principal and
          interest at 12%, due January 7, 2002, secured by equipment                             7,266                     89,049
                                                                                    ------------------         ------------------
                                                                                            62,952,626                 58,647,140
          Less Current Maturities                                                              576,168                    566,678
                                                                                    ------------------         ------------------

                                                                                          $ 62,376,458               $ 58,080,462
                                                                                    ==================         ==================

          A summary of long-term debt principal maturities follows:

                For the Years Ending December 31,                    Amount
                ---------------------------------               ---------------

                               2002                                 $    576,168
                               2003                                    7,252,237
                               2004                                      645,867
                               2005                                   54,299,701
                               2006                                      178,653
                                                                   -------------

                                                                    $ 62,952,626
                                                                   =============

     The 13.5% Senior Secured Notes due 2003 and 2005, as outlined above, have interest payments due and payable on each March 15 and September 15, commencing March 15, 2000. Interest payments of $3,151,142 and $3,672,280 were due on March 15, 2000 and September 15, 2000 respectively, and interest payments of $3,920,158 and $4,184,769 were due on March 15, 2001 and September 15, 2001 respectively. The Company exercised its option to make these interest payments by the issuance of additional notes (payment in kind). On April 9, 2001, the Company entered into a Subordination and Amendment Agreement with the holders of the Company's 13.5% Senior Secured Notes and GeoLease. This agreement provided for, among other items, a restructuring of the Company's 13.5% Senior Secured Notes as further outlined in Note 12. The restructuring extended the maturity date on the 2002 Notes to September 15, 2003 and permits the Company to pay interest when due in the form of cash or by issuing additional notes through, but not including, the maturity dates for the Senior Secured Notes.

                                                                                   December 31,               December 31,
     CAPITAL LEASES                                                                  2001                        2000
                                                                                ------------------         ------------------
     Capital lease to an equipment vendor dated August 7, 2001 payable in
     24 monthly installments of $21,927.96 including principal and interest at approximately 12%, due July 1, 2003. Assets under capital lease of
     $471,196 are included in equipment at December 31, 2001. Related
     depreciation of $30,584 is included in depreciation expense                        $  377,861                 $        -

     Capital lease to a software vendor dated January 21, 2000
     payable in 23 monthly installments of $32,500.00 including principal and interest at approximately 12% due November 15,
     2001. Assets under this capital lease of $795,998 are included in equipment at December 31, 2001 and 2000. Related
     depreciation of $199,000 is included in depreciation expense
     for each calendar year ended December 31, 2001 and 2000                                     -                 $  228,444
                                                                                ------------------         ------------------
                                                                                           377,861                    228,444
     Less Current Maturities                                                               230,361                    228,444
                                                                                ------------------         ------------------

                                                                                        $  147,500                 $        -
                                                                                ==================         ==================

          A summary of capital lease maturities follows:

                                                    Total         Interest        Principal
              For the Years Ending December 31,    Payments        Amount          Amount
              ---------------------------------  ------------   --------------   ----------------

                           2002                     $ 263,611      $ 33,250             $ 230,361
                           2003                       153,557         6,057               147,500
                                                 ------------   -----------      ----------------

                                                    $ 417,168      $ 39,307             $ 377,861
                                                 ============   ===========      ================

NOTE 9.   INCOME TAX

          The income tax benefit (expense) charged to continuing operations for the years ended December 31, 2001 and 2000 was as follows:

                                                             December 31,             December 31,
                                                                 2001                     2000
                                                          --------------------     --------------------
          Current:
          U.S. Federal                                                  -                         -
          State and local                                               -                         -
          Foreign                                                       -                         -
                                                          --------------------     --------------------
             Total Current                                              -                         -
                                                          --------------------     --------------------

          Deferred
            U.S. Federal                                                -                         -
            State and local                                             -                         -
            Foreign                                                     -                         -
                                                          --------------------     --------------------
              Total Deferred                                            -                         -
                                                          --------------------     --------------------

          Other
            Adjustment to valuation allowance                           -                         -
                                                          --------------------     --------------------
                                                                        -                         -
                                                          ====================     ====================

          The income tax provision differs from the amount of income tax determined by applying the U.S. Federal Income Tax Rate to pre-tax income from continuing operations for the years ended December 31, 2001 and 2000 due to the following:

                                                             December 31,             December 31,
                                                                 2001                     2000
                                                         -----------------------   ---------------------

          Computed "expected" tax benefit                           $ 13,578,081             $ 6,313,548
            Non-deductible expenses
              Goodwill amortization                                    (968,479)               (968,479)
              Impairment of goodwill                                 (6,566,346)                      -
              High yield interest                                    (3,026,966)             (2,517,194)
              Amortization of OID                                      (326,298)               (326,298)
            Adjustment of NOL carryforward                           (1,108,979)               (892,935)
            Depreciation                                                410,220                 245,526
            Other adjustments                                           360,147                 269,941
            Change in valuation allowance                            (2,351,380)             (2,124,109)
                                                         -----------------------   ---------------------
                 Income Tax Benefit                                            -                       -
                                                         =======================   =====================

          Deferred tax assets at December 31, 2001 and 2000 are comprised primarily of net operating loss carryforwards. Deferred tax liabilities consist primarily of the difference between book and tax basis depreciation. A valuation allowance has been provided for net deferred tax assets that the Company has not yet determined to be more likely than not to be realizable at this time. The Company will continue to review this valuation allowance and make adjustments when deemed appropriate. Following is a summary of deferred tax assets and liabilities.

                                                             December 31,             December 31,
                                                                 2001                     2000
                                                       -----------------------   ----------------------
          Deferred tax assets
             Loss carryforwards                                   $ 12,220,698            $  10,279,538
             Tax credits                                               245,769                  245,769
                                                       -----------------------   ----------------------
                                                                    12,466,467               10,525,307
          Deferred tax liabilities
             Depreciation                                             (783,221)              (1,193,441)
                                                       -----------------------   ----------------------

               Net Deferred Tax Assets                            $ 11,683,246            $   9,331,866
                                                       =======================   ======================

          Valuation Allowance                                     $ 11,683,246            $   9,331,866
                                                       =======================   ======================

          At December 31, 2001, the Company had net operating loss carryforwards of $35,943,230 and tax credit carryforwards of $245,769 that expire in 2002 through 2021.

          The computed tax benefit at December 31, 2001 was $11,683,246 and at December 31, 2000 was $9,331,866.

          The amounts and expiration dates of the carryforwards are as follows:

                            EXPIRATION DATE                             Net Operating
                                                                         Loss Amount            Tax Credit Amount
                                                                  -------------------------     -----------------

                        Non-expiring credits                                                            $ 245,769
                                2002                                                      -                     -
                                2003                                                 94,586                     -
                                2004                                                  1,134                     -
                                2005                                                141,998                     -
                                2006                                                 46,928                     -
                                2007                                                304,632                     -
                                2008                                                249,844                     -
                                2009                                                648,877                     -
                                2010                                                230,274                     -
                                2011                                              2,613,419                     -
                                2012                                              2,191,002                     -
                                2018                                              4,555,128                     -
                                2019                                              9,230,482                     -
                                2020                                              6,521,654                     -
                                2021                                              9,113,272                     -
                                                                  -------------------------     -----------------

                               Totals                                          $ 35,943,230             $ 245,769
                                                                  =========================     =================

NOTE 10.  RELATED PARTY TRANSACTIONS

          On April 25, 1997, the Company obtained a $500,000 short-term financing from two individuals who were subsequently elected directors at the annual shareholders meeting on November 20, 1997. The Company issued 12% senior notes to the individuals, which were exchanged on July 18, 1997, for 458,333 shares of the Company's common stock, 15,625 shares of Series A preferred stock and 592,009 shadow warrants. As part of this financing transaction, the Company entered into a consulting agreement with a director on July 18, 1997, pursuant to which, in consideration of certain strategic planning and other consulting services to be provided to the Company and its subsidiaries by that individual, he will be paid a quarterly consulting fee equal to one half of 1% of the total investment made by him and certain other persons in debt and equity securities of the Company that is outstanding as of the end of each quarter during the three-year term of such agreement. This agreement was not renewed after the initial three-year term. As of December 31, 2001 and 2000, respectively, the Company owed the director $389,873 in consulting fees under the terms of the agreement, which amounts are included as amounts due to officers and shareholders in the Company's balance sheet. The Company and the director entered into an option agreement providing for the grant of options to purchase 50,000 shares of common stock of the Company to the director at $0.75 per share.

          In 1997, the Company entered into an investment monitoring agreement with an investment group, under which the Company will pay the investment group an annual fee of $25,000. Two directors of the Company are the two partners of the sole managing member of the investment group. The Company owed the investment group $112,500 and $87,500 as of December 31, 2001 and 2000, respectively, under the terms of the agreement, which are included as amounts due to officers and shareholders on the Company's balance sheet.

          A director of the Company is a partner of a law firm which provides legal services to the Company related to financing and private placement offering activities. In connection with these activities, the Company incurred legal costs from the director's law firm during the years ended December 31, 2001 and 2000, respectively of $30,055 and $35,104.

NOTE 11.  SALE OF SUBSIDIARY

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

          On February 23, 2000, the Company sold all of the outstanding capital stock of Reliable to RNS, LLC, a Montana limited liability company
          (RNS). RNS is wholly-owned by the individuals from whom the Company had previously acquired Reliable in January 1998. An impairment reserve of $2,143,635 was recorded during 1999. In addition, a note receivable in the amount of $250,000, received on the sale of Reliable, was fully reserved with a charge to bad debt expense during December 2001.

NOTE 12.  PRIVATE PLACEMENT OFFERINGS AND RESTRUCTURING OF DEBT

          On April 9, 2001, the Company entered into a Subordination and Amendment Agreement with the holders of the Company's 13.5% Senior Secured Notes due 2002 and 2005 and GeoLease, pursuant to which the Company completed a restructuring of its 13.5% Senior Secured Notes. The restructuring extends the maturity dates on the 2002 Notes to September 15, 2003 and permits the Company, at its option, to pay interest on each interest payment date, in the form of cash interest or payment in kind ("PIK") interest (the issuance of additional notes) through, but not including, the maturity dates for the 2002 and 2005 Senior Secured Notes. Accrued interest of $6,790,660 and $2,286,759 at December 31, 2001 and 2000, respectively has been classified as obligations expected to be refinanced based on the terms of this Agreement.

          Concurrent with the transactions contemplated by the Subordination and Amendment Agreement, GeoLease purchased the equipment and was assigned the rights under that certain Lease Agreement, dated as of October 1, 1999, that the Company had entered into with its primary equipment supplier. Upon completion of this transaction, the Company and GeoLease entered into Amendment No. 1 of the Equipment Lease, allowing the Company to defer monthly installments due on the Equipment Lease until the lease expiration date, October 1, 2002. The Company is obligated to pay interest on any monthly installments not paid when due. Any such accrued interest will also be due on the lease expiration date as outlined above.

          Prior to these Agreements, the Company had been in default under the Equipment Lease due to its inability to pay monthly installments when due since October 2000. The Amendment allows the Company to defer payment of these past due monthly installments in the manner described above. At December 31, 2001, lease payments and related interest totaling approximately $4.4 million have been deferred in accordance with the above amendment. The Amendment also includes a provision for the payment by the Company of $1.9 million as deferred rent due on the later of October 1, 2003 and the date that the 13.5% Senior Secured Notes due 2003 are paid in full. This amount is being accrued ratably through its initial due date.

NOTE 13.  OUTSTANDING OPTIONS AND WARRANTS

          Under two plans, the Company may grant stock options and other awards to key executive, management and other personnel at exercise prices equal to or exceeding the market value at the date of grant. In general, options become exercisable over a three to five year period from the date of grant and expire five to seven years after the date of grant. Shares available for future option grants at December 31, 2001, totaled 4,317,667.

          The following table summarizes information about stock option transactions:

                                                        December 31, 2001                       December 31, 2000
                                               -------------------------------------  --------------------------------------
                                                                    Weighted                                  Weighted
                                                                     Average                                   Average
                                                       Shares      Exercise Price              Shares      Exercise Price
                                               ----------------- -------------------  ------------------  ------------------
          Outstanding at beginning of year             4,241,999       $ 1.13                  4,115,999        $ 1.59

          Awards:
               Granted                                         -            -                    940,000           .50
               Exercised                                       -            -                          -             -
               Forfeited                                (872,166)        1.14                   (814,000)         2.75
                                               ----------------- -------------------  ------------------  ------------------

          Outstanding at December 31                   3,369,833         1.12                  4,241,999          1.13
                                               ================= ===================  ==================  ==================

          Exercisable at December 31                   2,759,827       $ 1.33                  2,772,165        $ 1.24
                                               ================= ===================  ==================  ==================

          The following table summarizes information about stock options outstanding at December 31, 2001:

                                       Number of             Weighted              Number of            Weighted
                Range of                Options              Average                Options             Average
            Exercise Prices           Outstanding          Exercise Price         Exercisable         Exercise Price
          ---------------------- ---------------------- ---------------------  -----------------  -----------------------

                  $0-$1                2,740,666              $ 0.72                2,170,660            $ 0.76
                  $1-$2                        -                   -                        -                 -
                  $2-$3                  489,167                2.53                  449,167              2.52
                  $3-$4                        -                   -                        -                 -
                  $4-$5                  140,000                4.06                  140,000              4.06
                                 ===============                               ==============
                                       3,369,833                                    2,759,827
                                 ===============                               ==============

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

          No options were granted during 2001. The weighted average fair value of options granted during 2000 is $0.15. The fair value of each option granted is estimated on the date of grant, using the Black-Scholes option-pricing model. The model assumed expected volatility of 50% and risk-free interest rate of 5.9% in 2000. As the Company has not declared dividends since it became a public entity, no dividend yield was used. The expected life of the options granted ranges from five to seven years.

          The following table reflects pro forma net income and earnings per share had the Company elected to adopt the fair value approach of SFAS 123:

                                                 December 31,               December 31,
                                                     2001                       2000
                                         --------------------------- ----------------------
          Net Loss:
             As reported                            $ (39,935,534)         $ (18,569,262)
             Pro Forma                                (40,260,688)           (18,950,857)

          Basic Earnings per share:
             As reported                            $       (2.10)         $        (.98)
             Pro Forma                                      (2.12)                 (1.00)

          These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

          A summary of outstanding warrants issued in connection with notes payable and private placement offerings is as follows:

          WARRANTS
                                                                 Shares                    Exercise Price
                                                         -----------------------        ------------------------

          Outstanding at December 31, 2000                            53,683,618                      $0.25-3.30
          Warrants issued                                                  5,000                             .44
          Warrants exercised, surrendered or called                     (305,000)                       .75-2.86
                                                         -----------------------        ------------------------

          Outstanding at December 31, 2001                            53,383,618                      $0.25-3.30
                                                         =======================        ========================

          SHADOW WARRANTS

          Outstanding at December 31, 2001                             6,176,704                      $      .20
                                                         =======================         =======================

          Exercisable at December 31, 2001                             6,176,704                      $      .20
                                                         =======================         =======================

NOTE 14.  COMMITMENTS

          OPERATING LEASES

          In September 2001, the Company relocated its corporate headquarters and all of its subsidiary operations to One Riverway, Houston, Texas. Prior to this relocation, the Company's headquarters and subsidiary operations had been located at 8401 Westheimer, Houston, Texas.

          The Company currently leases office space for its headquarters and subsidiary operations under a lease which expires November 2007. The Company's current annual rent under this lease is $273,772.

          The Company's data processing subsidiary, Geophysical Development Corporation (GDC), has entered into several leases for computer hardware and software. The leases vary in length from month to month up to 36 months. Annual lease payments total $103,730.

          The Company's seismic acquisition subsidiary leases vehicles for use in field operations under various forty-eight month leases, which began expiring in 2001. Rental expense under these leases amounted to $192,867 for the year ended December 31, 2001.

          The Company entered into a lease agreement for seismic acquisition equipment for a thirty-six month term beginning October 1, 1999. Lease payments of $2,533,000 are due in 2002. The lease was amended in April 2001 allowing the Company to defer the monthly installments due on the lease until the expiration of the lease (currently October 1, 2002). The amendment also includes a provision for the payment by the Company of $1.9 million as deferred rent due on the later of September 15, 2003 and the date that the 13.5% senior secured notes due 2003 are paid in full.

          Rental expense under the leases recorded in the consolidated financial statements amounted to $4,447,168 and $4,008,043 for the years ended December 31, 2001 and 2000, respectively. Aggregate future minimum rental payments under the various lease agreements including the base rent, the average operating costs and lease amendment are as follows:

                        FOR THE YEARS ENDING DECEMBER 31,                       AMOUNT

                                       2002                                        $ 3,044,453
                                       2003                                          2,350,655
                                       2004                                            398,832
                                       2005                                            402,788
                                       2006                                            446,312
                                       2007                                            409,119
                                                                          --------------------

                                                                                   $ 7,052,159
                                                                          ====================

NOTE 15.  MAJOR CUSTOMERS

          Revenues from major customers, which exceeded ten percent of total revenues, are as follows:

                                                          For the Years Ended
                                             December 31, 2001           December 31, 2000
                                        ---------------------------  --------------------------

                      Customer A                       $ 12,550,743                 $ 4,037,568

NOTE 16.  CONCENTRATION OF CREDIT RISK

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

NOTE 17.  FAIR VALUES OF FINANCIAL INSTRUMENTS

          The carrying amounts and fair values of the Company's financial instruments are determined as described in Note 1, Summary of Significant Accounting Policies, Fair Values of Financial Instruments and are summarized as follows:

                                           December 31, 2001                        December 31, 2000
                                     Carrying                                 Carrying
                                      Amount              Fair Value           Amount            Fair Value
                                 ------------------  ------------------  ------------------ ------------------

          Cash                         $  1,172,280        $  1,172,280        $  1,241,282       $  1,241,282
          Accounts receivable             2,594,876           2,594,876           2,692,932          2,692,932
          Accounts payable                4,010,170           4,010,170           2,362,060          2,362,060
          Indebtedness                   64,230,380          64,230,380          59,780,047         59,780,047

NOTE 18.  SEGMENT DISCLOSURES AND RELATED INFORMATION

          DESCRIPTION OF REPORTABLE SEGMENTS

          The Company has two reportable segments, seismic acquisition and data processing. The seismic acquisition segment acquires data for clients by conducting seismic shooting operations in the Rocky Mountain and Gulf Coast regions of North America. The seismic data processing segment operates a processing center in Houston, Texas which processes seismic data for oil and gas exploration companies.

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

          The following table sets forth the Company's significant information from reportable segments:

                                                         For the Year Ended December 31, 2001
                                         ----------------------------------------------------------------------
                                              Seismic                     Data
                                            Acquisition                Processing                 Totals
                                         -------------------   -----------------------  -----------------------

          Revenues from external
             customers                          $ 15,793,863              $  6,279,100             $ 22,072,963

          Segment loss before interest
             Taxes, depreciation and
             Amortization (1)                     (5,696,854)              (17,179,376)             (22,876,230)

          Interest and Other
             Revenue                                   6,145                       279                    6,424

          Interest Expense                         3,715,049                 5,555,597                9,270,646

          Depreciation and
             Amortization                          3,292,476                 3,877,442                7,169,918

          Income Tax Benefit                               -                         -                        -

          Segment Loss                           (12,698,234)              (26,612,136)             (39,310,370)

          Segment Assets                           5,487,117                 8,224,904               13,712,021

          Expenditures for Segment
             Assets                                  151,444                   519,478                  670,922

          ----------
          (1) The loss before interest, taxes, depreciation and amortization includes charges for the impairment of goodwill of $1,603,635 and $17,709,146 for the seismic acquisition and data processing segments respectively.

          The following table sets forth the Company's significant information from reportable segments

                                                               For the Year Ended December 31, 2000
                                         ----------------------------------------------------------------------
                                              Seismic                     Data
                                            Acquisition                Processing                 Totals
                                         ------------------    -----------------------  -----------------------

          Revenues from external
             customers                          $  9,688,646              $  5,984,311             $ 15,672,957

          Segment loss before interest
             taxes, depreciation and
             amortization                         (2,527,178)                  (14,505)              (2,541,683)

          Interest and Other Revenue                   5,296                         -                    5,296

          Interest Expense                         3,426,273                 4,430,212                7,856,485

          Depreciation and Amortization            3,813,905                 4,018,200                7,832,105

          Income Tax Benefit                               -                         -                        -

          Segment Loss                            (9,762,060)               (8,462,916)             (18,224,976)

          Segment Assets                          13,770,215                28,514,062               42,284,277

          Expenditures for Segment
             Assets                                  140,510                    11,443                  151,953

          Annual Revenues from major customers, which exceed ten percent of a segment's total revenues are as follows:

                                            Seismic             Data
                                          Acquisition         Processing
                                     -------------------  -----------------

          December 31, 2001:
            Customer A                      $ 12,550,743                  -
            Customer B                                 -                  -
            Customer C                                 -       $  1,140,137

          December 31, 2000:
            Customer A                      $  4,037,568                  -
            Customer B                         1,176,520                  -

          The Company's geographic revenue and asset locations are as follows:

          All of the Company's revenue and asset locations of long-lived assets were geographically within the United States during 2001 and 2000.

              RECONCILIATION OF REPORTABLE SEGMENT REVENUES, PROFIT
                               OR LOSS AND ASSETS

                                                                               2001                        2000
                                                                        -------------------         ------------------
REVENUES
   Total revenues for reportable segments                                     $  22,072,963             $   15,672,957
                                                                        -------------------         ------------------
      Total consolidated revenues                                             $  22,072,963             $   15,672,957
                                                                        -------------------         ------------------

LOSS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION
   Total for reportable segments                                              $ (22,876,230)            $   (2,541,683)
   Unallocated corporate expense                                                   (702,359)                  (650,231)
                                                                        -------------------         ------------------
      Total consolidated loss before interest, taxes,
         Depreciation and amortization                                        $ (23,578,589)            $   (3,191,914)
                                                                        -------------------         ------------------

PROFIT OR LOSS
   Total loss for reportable segments                                         $ (39,310,370)            $  (18,224,976)
   Unallocated amounts:
      Corporate expenses net of interest earnings                                  (352,728)                  (563,033)
      Interest expense on corporate indebtedness                                    (19,666)                   (26,774)
      Depreciation and amortization                                                  (2,770)                   (14,600)
      Corporate bad debt                                                           (250,000)                         -
   Gain on extinguishment of debt                                                         -                    260,121
                                                                        -------------------         ------------------
         Total consolidated loss                                              $ (39,935,534)            $  (18,569,262)
                                                                        -------------------         ------------------

INTEREST REVENUE
   Total interest revenue for reportable segments                             $       6,424             $        5,296
   Unallocated amounts:
      Corporate consolidated cash management                                         99,631                     87,199
                                                                        -------------------         ------------------
         Total consolidated interest revenue                                  $     106,055             $       92,495
                                                                        -------------------         ------------------

INTEREST EXPENSE
   Total interest expense for reportable segments                             $   9,270,646             $    7,856,485
   Unallocated amounts:
      Corporate interest expense                                                     19,666                     26,773
                                                                        -------------------         ------------------
         Total consolidated interest expense                                  $   9,290,312             $    7,883,258
                                                                        -------------------         ------------------

DEPRECIATION AND AMORTIZATION
   Total depreciation and amortization for reportable segments                $   7,169,918             $    7,832,105
   Unallocated amounts:
      Depreciation and amortization                                                   2,770                     14,600
                                                                        -------------------         ------------------
         Total consolidated depreciation and amortization                     $   7,172,688             $    7,846,705
                                                                        -------------------         ------------------


ASSETS
   Total assets for reportable segments                                       $  13,712,021             $   42,284,277
   Unallocated corporate assets                                                   1,641,147                  1,436,557
   Elimination of net receivable from corporate                                  (5,711,806)                (8,485,098)
                                                                        -------------------         ------------------
         Total consolidated assets                                            $   9,641,362             $   35,235,736
                                                                        -------------------         ------------------

NOTE 19.  PRONOUNCEMENTS ISSUED NOT YET ADOPTED

          In July 2001 the Financial Accounting Standards Board issued two statements, Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will potentially impact the Company's accounting for its reported goodwill and other intangible assets.

          Statement 141 eliminates the pooling method for accounting for business combinations, requires that intangible assets that meet certain criteria be reported separately from goodwill and requires negative goodwill arising from a business combination to be recorded as an extraordinary gain.

          Statement 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life and requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

          Upon adoption of these Statements, the Company is required to re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangibles assets do not meet the criteria for recognition, they should be reclassified to goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill. The Company must reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly and write-off any remaining negative goodwill.

          The standards generally are required to be implemented by the Company in its 2002 financial statements. Because the carrying value of goodwill was written off during 2001 under the Company's current accounting policies (as described in Note 1) the adoption of these standards will not have a material impact on the financial statements.

