Form 10QSB
period 2002-03-31
GEOKINETICS INC
filed 2002-05-15
CIK 314606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 2002

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE                                SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                  to

Commission File Number                 0 -9268

GEOKINETICS INC.

(Exact name of small business issuer as specified in its charter)

DELAWARE	94-1690082
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Riverway, Suite 2100 Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)

Small Business Issuer’s telephone number, including area code	(713) 850-7600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  ☐                                                                                                   No ☒

On March 31, 2002, there were 18,992,156 shares of Registrant’s common stock ($.01 par value) outstanding.

GEOKINETICS INC.

INDEX

PART I.	FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Statements of Financial Position
March 31, 2002 and December 31, 2001.

Condensed Statements of Operations
Three Months Ended
March 31, 2002 and 2001.

Condensed Statements of Cash Flows
Three Months Ended
March 31, 2002 and 2001 .

Notes to Interim Financial Statements

Item 2. Management’s Discussion and
Analysis or Plan of Operation

PART II.	OTHER INFORMATION

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GEOKINETICS INC.

Condensed Statements of Financial Position

ASSETS

	March 31	December 31
	2002	2001
	Unaudited	Audited

Current Assets:
Cash	$738,879	$1,172,280
Receivables	2,634,953	2,992,420
Prepaid expenses	269,440	336,578

Total Current Assets	3,643,272	4,501,278

Property and Equipment:
Equipment, net of depreciation	3,910,531	4,486,464
Buildings, net of depreciation	224,957	226,577
Land	23,450	23,450

Total Property and Equipment	4,158,938	4,736,491

Other Assets:
Deferred charges	39,034	94,544
Restricted investments	231,700	231,700
Other assets	77,349	77,349

Total Other Assets	348,083	403,593

Total Assets	$8,150,293	$9,641,362

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31	December 31
	2002	2001
	Unaudited	Audited
Current Liabilities:
Current maturities of long-term debt	$579,116	$576,168
Current portion of capital lease	236,907	230,361
Accounts payable	857,254	4,010,170
Accrued liabilities	1,848,861	2,026,442
Deferred revenue	322,702	626,742
Notes payable	2,664,941	282,520
Advances for lease bank	115,000	115,000
Accrued GeoLease Liability	5,667,156	4,792,425

Total Current Liabilities	12,291,937	12,659,828

Short-term obligations expected to be refinanced	9,049,409	6,790,660

Long-term debt, net of current maturities, net of OID	62,468,202	62,376,458

Other Liabilities:
Non-current portion of capital lease	86,050	147,500
Accrued long-term lease liability	633,330	422,220

Total Other Liabilities	719,380	569,720

Total Liabilities	84,528,928	82,396,666

Stockholders’ Equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 18,992,156 shares outstanding	193,672	193,672
Additional paid in capital	33,019,248	33,019,248
Retained deficit	(109,449,055)	(105,825,724)
	(76,236,135)	(72,612,804)
Less common stock in treasury at cost — 375,000 shares	(142,500)	(142,500)

Total Stockholders’ Equity	(76,378,635)	(72,755,304)

Total Liabilities and Stockholders’ Equity	$8,150,293	$9,641,362

GEOKINETICS INC.

Condensed Statements of Operations

	Three Months Ended March 31 (unaudited)

	2002	2001
Revenues:
Seismic revenue	$2,818,321	$3,656,813
Data processing revenue	1,562,385	1,564,475
Total Revenues	4,380,706	5,221,288

Expenses:
General and administrative	492,223	450,012
Seismic operating expense	3,112,508	3,852,584
Data processing expense	951,404	1,276,845
Amortization expense	290,313	1,002,430
Depreciation expense	562,143	777,486
Total Expenses	5,408,591	7,359,357

Loss from operations	(1,027,885)	(2,138,069)

Other Income (Expense):
Interest income	4,306	28,465
Other income	4,063	—
Interest expense	(2,603,815)	(2,149,235)
Total Other Income (Expense)	(2,595,446)	(2,120,770)

Loss before provision for income tax	(3,623,331)	(4,258,839)

Provision for income tax	—	—

Net Loss	$(3,623,331)	$(4,258,839)

Earnings (Loss) per common share — Basic	$(.19)	$(.22)

Weighted average common shares and equivalents outstanding	18,992,156	18,992,156

GEOKINETICS INC.

Condensed Statements of Cash Flows

	Three Months Ended March 31
	(unaudited)
	2002	2001
OPERATING ACTIVITIES
Net Loss	$(3,623,331)	$(4,258,839)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities

Depreciation and amortization	852,456	1,779,916
Changes in operating assets and liabilities
Accounts receivable and work in progress	357,466	(1,107,463)
Prepaid expenses and other assets	122,648	12,064
Accounts payable	256,875	170,807
Accrued liabilities and deferred revenue	(481,621)	1,322,775
Short-term obligations expected to be refinanced	2,258,749	1,982,130
Long-term lease liability	1,085,841	710,344
Net cash provided by operating activities	829,083	611,734
INVESTING ACTIVITIES
Purchases of capital assets	(34,977)	(39,997)
Net cash (used in) investing activities	(34,977)	(39,997)
FINANCING ACTIVITIES
Proceeds from short term debt	8,206	9,940
Principal paid on lease bank advances	—	(22,501)
Payments on software financing	(54,904)	(60,294)
Principal paid on long term debt	(145,233)	(137,296)
Principal paid on short term debt	(1,035,576)	(83,510)
Net cash (used in) financing activities	(1,227,507)	(293,661)
Net increase (decrease) in cash	(433,401)	278,076
Cash at beginning of period	1,172,280	1,241,282
Cash at end of period	$738,879	$1,519,358

Significant non-cash transactions:

Notes were issued during the first quarter of 2002 in payment of vendor accounts payable invoices in the amount of $3,409,791.

Notes to Interim Financial Statements

1.             Method and Basis of Presentation

                The unaudited interim financial statements contained herein have been prepared in accordance with the instructions to Form 10-QSB and include all adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position and results of operations for the interim period reported.  All such adjustments are of a normal recurring nature.  The financial statements are condensed and should be read in conjunction with the financial statements and related notes included in the Registrant’s Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2001.  A summary of accounting policies and other significant information is included therein.

                As a result of continuing negative industry conditions, the Company incurred a loss of approximately $39.9 million during 2001 and a loss of approximately $3.6 million in the first three months of 2002.  These results have left the Company with an equity deficit of approximately $76.4 million at March 31, 2002.  Additionally, the Company’s current liabilities exceed its current assets by approximately $8.6 million.  However, approximately $5.9 million of this deficit working capital position is a result of the liability associated with the Company’s equipment lease with GeoLease Partners, L.P.  As presently structured, the GeoLease Partners, L.P. equipment lease obligation of approximately $7.6 million, including accrued unpaid interest, comes due on October 1, 2002.  Under current conditions, continued operations by the Company through this payment will be dependent upon a continuing forbearance of payments by GeoLease Partners L.P. beyond October 1, 2002 or a restructuring of the underlying equipment lease.

                At March 31, 2002, the Company had cash balances of $738,879.  The Company believes this cash, anticipated cash flow from its seismic acquisition and seismic data processing operations, and the completion of the transactions, as described in paragraphs 2 and 3 in the Liquidity and Capital Resources section of Item 2, will provide sufficient liquidity to continue operations beyond 2002.  Management has successfully converted approximately $3.4 million of accounts payable to one year unsecured promissory notes.  In addition, management has initiated negotiations with the holders of the Company’s Senior Secured Notes to convert the principal and unpaid interest into Common Stock of the Company, initiated negotiations with GeoLease Partners, L.P. to restructure the equipment lease, and is negotiating with an investment group that has indicated a willingness to invest approximately $2.5 million for new equity.  Any proposed transactions with the holders of the Senior Secured Notes and new investors would be subject to approval by a majority of the existing holders of the Company’s Common Stock.  As a result, there can be no assurance that any of these transactions will be completed.  The Company’s financial results will continue to be negatively impacted until a recovery in the seismic service industry occurs.  The Company is presently unable to predict when such a recovery will occur.

                These financial statements are prepared assuming that the Company will continue as a going concern.  They do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that would be necessary in the event the Company cannot continue in existence.  Should the Company be unsuccessful in restructuring the GeoLease Partners, L.P. equipment lease or should continuing Company operations fail to meet projections while the Company finalizes its financial restructuring and recapitalization, the Company would experience difficulty in meeting its financial obligations in a timely manner and such circumstances would raise substantial doubt about the Company’s ability to continue as a going concern.

2.             Long Term Debt

                At March 31, 2002, the Company’s long term debt was $63,047,318, including $579,116 in current maturities.  Long term debt is presented net of unamortized Original Issue Discount, totaling $1,498,963.  Long term debt consists primarily of (i) 13.5% Senior Secured Notes, due 2005, in the amount of $54,886,187, (ii) 13.5% Senior Secured Notes, due 2003, in the amount of $7,110,393, and (iii) a note to a financial institution, bearing interest at prime plus 1.5%, in the amount of $2,549,701.

                Accrued interest on the Company’s Senior Secured Notes totaled $9,049,409 at March 31, 2002 and $4,268,889 at March 31, 2001, and is classified as “Short term obligations expected to be refinanced” on the Company’s balance sheet.

3.                                       Segment Information

The following table sets forth the Company’s significant information from reportable segments.

	For the Quarter Ended March 31, 2002

	Seismic Acquisition	Data Processing	Totals
Revenues from external customers	$2,818,321	$1,562,385	$4,380,706

Segment Profit (Loss)	(2,129,970)	(1,325,407)	(3,455,377)

Segment Assets	4,930,978	8,345,341	13,276,319

	For the Quarter Ended March 31, 2001

	Seismic Acquisition	Data Processing	Totals
Revenues from external customers	$3,656,813	$1,564,475	$5,221,288

Segment Profit (Loss)	(1,969,710)	(2,181,631)	(4,151,341)

Segment Assets	10,511,369	35,503,683	46,015,052

The following table reconciles reportable segment losses to consolidated losses.

	For the Quarter Ended March 31
	2002	2001

PROFIT OR LOSS
Total profit or loss for reportable segments	$(3,455,377)	$(4,151,341)
Unallocated amounts:
Corporate expenses net of interest earnings	(163,912)	(100,166)
Corporate interest expense	(3,466)	(6,951)
Depreciation	(576)	(381)
Total Consolidated Loss	$(3,623,331)	$(4, 258,839)

Item 2.      Management’s Discussion and Analysis or Plan of Operation

General

At March 31, 2002, the Company’s financial position reflects (i) the seismic acquisition services being conducted by Quantum Geophysical, Inc. and (ii) the seismic data processing, software and consultation services being provided by Geophysical Development Corporation.

The Company continues to experience significant competition in its marketplace which in turn negatively impacts the prices the Company can charge for its services.  The Company’s financial results will continue to be negatively affected until a more favorable pricing environment presents itself.  The Company is presently unable to predict when such an event will occur.

During the first quarter of 2002, the Company operated two seismic acquisition crews on a non-continuous basis.  The Company expects demand for its seismic acquisition services to improve in the second half of 2002.  The Company’s current backlog is sufficient to keep two crews operating on a continuous basis through the end of 2002.  During the current quarter, the Company’s data processing segment continued to have a portion of its computing capability unutilized.  The Company also expects demand for its seismic data processing services to improve in the second half of 2002.

Results of Operations

                Revenues for the quarter ended March 31, 2002 were $4,380,706 as compared to $5,221,288 for the same period of fiscal 2001, a decrease of 16%.  This decrease is primarily attributable to the Company’s seismic acquisition activities.  Seismic acquisition revenue totaled $2,818,321 during this period as compared to $3,656,813 for the same period of a year ago, a decrease of 23%.  Seismic data processing revenue at March 31, 2002 totaled $1,562,385 as compared to $1,564,475 for the same period of 2001, a decrease of $2,090.  The Company believes it is seeing a small improvement in the industry’s pricing environment, however the Company continues to experience significant competition in both its operating segments.  The Company’s results will continue to suffer until a more significant improvement in industry pricing occurs.

                Operating expenses for the three months ended March 31, 2002 totaled $4,063,912 as compared to $5,129,429 for the same period of fiscal 2001, a decrease of 21%.  This decrease is the result of decreased activity at the Company’s seismic acquisition segment and continuing cost reductions realized at the Company’s seismic data processing segment.  There was a decrease of 19% in seismic acquisition operating expenses during the first quarter of 2002 when compared to the same period of 2001.  Seismic data processing operating expenses decreased by 25% in the quarter ended March 31, 2002 when compared to the same period of a year ago.

                General and administrative expense for the quarter ended March 31, 2002 was $492,223 as compared to $450,012 for the same period of fiscal 2001, an increase of 9%.  The increase is primarily a result of increased legal expenditures associated with the Company’s ongoing financial restructuring and recapitalization.

                Depreciation and amortization expense for the quarter ended March 31, 2002 totaled $852,456 as compared to $1,779,916 for the same period of fiscal 2001, a decrease of 52%.  The decrease is primarily the result of the Company’s full impairment of its remaining unamortized goodwill during the fourth quarter of 2001.  This impairment resulted in a charge to operations in 2001 in the amount of $19.3 million.

                Interest expense (net of interest income) for the three months ended March 31, 2002 was $2,595,446 as compared to $2,120,770 for the same period of 2001, an increase of 22%.  During 2001, the Company elected to make interest payments due on its 13.5% Senior Secured 2003 and 2005 Notes by issuing additional notes resulting in an increase of approximately $8.1 million in the outstanding balance of the Company’s 13.5% Senior Secured 2003 and 2005 Notes.  This increased note balance was primarily responsible for the increase in interest expense during the quarter ended March 31, 2002.

                The Company had a net loss of $3,623,331, or $(0.19) per share, for the three months ended March 31, 2002 as compared to a net loss of $4,258,839, or $(0.22) per share, for the same period of 2001.  The reduction of 15% in the net loss is primarily the result of reduced amortization expense due to the impairment of the Company’s goodwill which occurred in 2001 and an improvement in the Company’s operating results which is attributable to continuing cost reductions and a small improvement in the Company’s pricing.

Liquidity and Capital Resources

                The Company continues to experience significant competition in its marketplace, due primarily to surplus capacity for both acquiring and processing seismic data, which in turn negatively impacts the prices the Company can charge for its services.  The Company’s financial position was further weakened during the later portion of 2001 when its seismic acquisition operation suffered a substantial operating loss on an acquisition project that ran significantly longer than projected due to client permit issues and severe weather which occurred during the months of June and November.  This project’s contract was on a turnkey basis, meaning that the Company was paid a fixed fee per square mile of data acquired.  Turnkey contracts cause the Company to bear substantially all the risks of business interruption caused by weather delays and other hazards.  Due to industry conditions, most seismic acquisition contracts are currently on a turnkey basis.

                As a result of the conditions outlined above, the Company incurred a loss of approximately $39.9 million during 2001 and a loss of approximately $3.6 million in the first three months of 2002.  These results have left the Company with an equity deficit of approximately $76.4 million at March 31, 2002.  Additionally, the Company’s current liabilities exceed its current assets by approximately $8.6 million.  However, approximately $5.9 million of this deficit working capital position is a result of the liability associated with the Company’s equipment lease with GeoLease Partners, L.P.  As presently structured, the GeoLease Partners, L.P. equipment lease obligation of approximately $7.6 million, including accrued unpaid interest, comes due on October 1, 2002.  Under current conditions, continued operations by the Company through this payment will be dependent upon a continued forbearance by GeoLease Partners, L.P.

                In order to meet its financial obligations in a timely manner, management has undertaken the implementation of a plan to restructure and recapitalize the Company.  During January and February of this year, the Company was successful in converting approximately $3.4 million of its accounts payable to one year unsecured promissory notes.  The notes provide for 12 level monthly payments to be made to the holders including 12% interest on the remaining unpaid balance.  All current note payments were timely made during the first quarter and the total balance outstanding has been reduced to approximately $2.5 million at March 31, 2002.  All other financial obligations due during the first quarter of 2002 were satisfied in a timely manner.  In addition, the Company began negotiations with the holders of the Company’s 13.5% Senior Secured Notes to convert the outstanding principal and all accrued and unpaid interest thereon into Common Stock of the Company or to accept an agreed cash payment in exchange for extinguishment of the Senior Secured Notes.  The Company is negotiating with GeoLease Partners, L.P. to restructure the current payment terms as well as extend the term of its equipment lease with the Company.  The Company is also negotiating with a group of investors that has indicated a willingness to invest approximately $2.5 million to purchase newly-issued shares of Common Stock from the Company when the Company’s Senior Secured Notes are converted into Common Stock or otherwise satisfied on acceptable terms.  The Company anticipates that these transactions will be completed in the third quarter of 2002.  However, any of such proposed transactions with the holders of the Senior Secured Notes and new investors would be subject to a number of conditions precedent, including, among other things, the approval of such transactions by a majority of the existing holders of the Company’s Common Stock.  As a result, there can be no assurance that any of such transactions will be completed.  The ownership held by the Company’s current stockholders would be substantially diluted by the proposed transactions.

                The Company believes that its current cash balances, anticipated cash flow from its seismic acquisition and seismic data processing operations and the completion of the transactions outlined above, will provide sufficient liquidity to continue operations beyond 2002.  The Company’s financial results will continue to be negatively impacted until a recovery in the seismic service industry occurs.  The Company is presently unable to predict when such a recovery will occur.

Part II. Other Information

Item 5. Other Information

                None

Item 6.  Exhibits and Reports on Form 8-K

                (a)           Exhibits:

                                None

                (b)           Reports on Form 8-K:

                                None

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOKINETICS INC.
(Registrant)

Date: May 15, 2002	/s/ Thomas J. Concannon
Thomas J. Concannon
Vice President and Chief Financial Officer