Form 10QSB
period 2002-06-30
GEOKINETICS INC
filed 2002-08-14
CIK 314606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

(713) 850-7600
Small Business Issuer’s telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  ☒                                                                                                   No  ☐

On June 30, 2002, there were 18,992,156 shares of Registrant’s common stock ($.01 par value) outstanding.

GEOKINETICS INC.

INDEX

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

Condensed Statements of Financial Position
June 30, 2002 and December 31, 2001

Condensed Statements of Operations
Three Months and Six Months Ended
June 30, 2002 and 2001

Condensed Statements of Cash Flows
Six Months Ended
June 30, 2002 and 2001

Notes to Interim Financial Statements

	Item 2.	Management’s Discussion and
Analysis or Plan of Operation

PART II.	OTHER INFORMATION

	Item 5.	Other Information

	Item 6.	Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GEOKINETICS INC.

Condensed Statements of Financial Position

ASSETS

	June 30	December 31
	2002	2001
	(Unaudited)	(Audited)
Current Assets:
Cash	$1,221,251	$1,172,280
Receivables	1,673,884	2,992,420
Prepaid expenses	153,845	336,578

Total Current Assets	3,048,980	4,501,278

Property and Equipment:
Equipment, net of depreciation	3,297,675	4,486,464
Buildings, net of depreciation	223,338	226,577
Land	23,450	23,450

Total Property and Equipment	3,544,463	4,736,491

Other Assets:
Deferred charges	57,029	94,544
Restricted investments	231,700	231,700
Other assets	67,349	77,349

Total Other Assets	356,078	403,593

Total Assets	$6,949,521	$9,641,362

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30	December 31
	2002	2001
	(Unaudited)	(Audited)
Current Liabilities:
Current maturities of long term debt	$588,212	$576,168
Current portion of capital lease	244,143	230,361
Accounts payable	1,246,626	4,010,170
Accrued liabilities	1,860,649	2,026,442
Deferred revenue	515,151	626,742
Notes payable	1,683,989	282,520
Advances for lease bank	105,000	115,000
Accrued GeoLease liability	6,587,782	4,792,425

Total Current Liabilities	12,831,552	12,659,828

Short term obligations expected to be refinanced	11,433,798	6,790,660

Long term debt, (net of current maturities), net of OID	62,557,619	62,376,458

Other Liabilities:
Non-current portion of capital lease	22,233	147,500
Accrued long-term lease liability	844,440	422,220

Total Other Liabilities	866,673	569,720

Total Liabilities	87,689,642	82,396,666

Stockholders’ Equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 18,992,156 shares outstanding	193,672	193,672
Additional paid in capital	33,019,248	33,019,248
Retained deficit	(113,810,541)	(105,825,724)
	(80,597,621)	(72,612,804)
Less common stock in treasury at cost - 375,000 shares	(142,500)	(142,500)

Total Stockholders’ Equity	(80,740,121)	(72,755,304)

Total Liabilities and Stockholders’ Equity	$6,949,521	$9,641,362

GEOKINETICS INC.
Condensed Statements of Operations

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Revenues:
Seismic revenue	$2,221,215	$2,795,462	$5,039,537	$6,452,275
Data processing revenue	1,113,751	1,561,234	2,676,135	3,125,709
Total Revenues	3,334,966	4,356,696	7,715,672	9,577,984

Expenses:
General and administrative	387,220	426,628	879,443	876,639
Seismic operating expense	2,789,767	3,431,796	5,902,275	7,284,379
Data processing expense	883,939	1,233,627	1,835,343	2,510,473
Amortization expense	290,313	1,002,430	580,626	2,004,861
Depreciation expense	564,087	777,486	1,126,230	1,554,972
Total Expenses	4,915,326	6,871,967	10,323,917	14,231,324

Loss from Operations	(1,580,360)	(2,515,271)	(2,608,245)	(4,653,340)

Other Income (Expense):
Interest income	4,243	33,918	8,550	62,383
Other income	151	279	4,213	279
Interest expense	(2,785,520)	(2,290,735)	(5,389,335)	(4,439,970)
Total Other Income (Expense)	(2,781,126)	(2,256,538)	(5,376,572)	(4,377,308)

Loss before provision for income tax	(4,361,486)	(4,771,809)	(7,984,817)	(9,030,648)

Provision for income tax	—	—	—	—

Net Loss	$(4,361,486)	$(4,771,809)	$(7,984,817)	$(9,030,648)

Earnings (Loss) per common share-Basic	$(0.23)	$(0.25)	$(0.42)	$(0.48)

Weighted average common shares and equivalents outstanding	18,992,156	18,992,156	18,992,156	18,992,156

GEOKINETICS INC.
Condensed Statements of Cash Flows

	Six Months Ended June 30
	2002	2001
	(Unaudited)
OPERATING ACTIVITIES
Net Loss	$(7,984,817)	$(9,030,648)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	1,706,856	3,559,833
Changes in operating assets and liabilities
Accounts receivable and work in progress	1,318,537	(990,253)
Prepaid expenses and other assets	230,248	147,700
Accounts payable	646,246	(497,702)
Accrued liabilities and deferred revenue	(277,382)	3,046,748
Short term obligations expected to be refinanced	4,643,138	4,074,514
Long term lease liability	2,217,577	1,459,075
Net cash provided by operating activities	2,500,403	1,769,267

INVESTING ACTIVITIES
Purchases of capital assets	(34,977)	(70,522)
Net cash (used in) investing activities	(34,977)	(70,522)

FINANCING ACTIVITIES
Proceeds from short term debt	8,206	9,940
Principal paid on lease bank advances	(10,000)	(41,251)
Payments on software financing	(111,486)	(122,108)
Principal paid on long term debt	(286,646)	(276,495)
Principal paid on short term debt	(2,016,529)	(171,736)
Net cash (used in) financing activities	(2,416,455)	(601,650)

Net increase in cash	48,971	1,097,095
Cash at beginning of period	1,172,280	1,241,282
Cash at end of period	$1,221,251	$2,338,377

Significant non-cash transactions:

     Notes were issued during the first quarter of 2002 in payment of vendor accounts payable invoices in the amount of $3,409,791

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

                As a result of continuing negative industry conditions, the Company incurred a loss of approximately $39.9 million during 2001 and a loss of approximately $8.0 million in the first six months of 2002.  These results have left the Company with an equity deficit of approximately $80.7 million at June 30, 2002.  Additionally, the Company’s current liabilities exceed its current assets by approximately $9.8 million.  However, approximately $6.6 million of this deficit working capital position is a result of the liability associated with the Company’s equipment lease with GeoLease Partners, L.P.  As presently structured, the GeoLease Partners, L.P. equipment lease obligation of approximately $7.6 million, including accrued unpaid interest, comes due on October 1, 2002.  Under current conditions, continued operations by the Company through this payment will be dependent upon a continuing forbearance of payments by GeoLease Partners L.P. beyond October 1, 2002 or a restructuring of the underlying equipment lease.

                At June 30, 2002, the Company had cash balances of $1,221,251.  The Company believes this cash, anticipated cash flow from its seismic acquisition and seismic data processing operations, and implementation of a plan to restructure and recapitalize the Company, as outlined below, will provide sufficient liquidity to continue operations beyond 2002.  Management successfully converted approximately $3.4 million of accounts payable to one year unsecured promissory notes during the first quarter of 2002, and the remaining balance due on the notes at June 30, 2002 is approximately $1.6 million.  In addition, management has initiated negotiations with (x) the holders of the Company’s Senior Secured Notes to convert the principal and unpaid interest into Common Stock of the Company or to accept an agreed cash payment in exchange for extinguishment of the Senior Secured Notes, (y) GeoLease Partners, L.P. to restructure the equipment lease, and (z) an investment group that has indicated a willingness to invest approximately $3.5 million for new equity.  Any proposed transactions with the holders of the Senior Secured Notes and new investors would be subject to approval by a majority of the existing holders of the Company’s Common Stock.  There can be no assurance that any of these transactions will be completed.  The Company’s financial results will continue to be negatively impacted until a recovery in the seismic service industry occurs.  The Company is presently unable to predict when such a recovery will occur.

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

2.             Long Term Debt

                At June 30, 2002, the Company’s long term debt was $63,145,831, including $588,212 in current maturities.  Long term debt is presented net of unamortized Original Issue Discount, totaling $1,259,038.  Long term debt consists primarily of (i) 13.5% Senior Secured Notes, due 2005, in the amount of $54,886,187, (ii) 13.5% Senior Secured Notes, due 2003, in the amount of $7,110,393 and (iii) a note to a financial institution, bearing interest at prime plus 1.5%, in the amount of $2,408,289.

                Accrued interest on the Company’s Senior Secured Notes totaled $11,433,798 at June 30, 2002 and $2,441,115 at June 30, 2001, and is classified as “Short term obligations expected to be refinanced” on the Company’s balance sheet.

3.                                       Segment Information

The following table sets forth the Company’s significant information from reportable segments:

	For the Quarter Ended June 30, 2002
	Seismic Acquisition	Data Processing	Totals
Revenues from external customers	$2,221,215	$1,113,751	$3,334,966

Segment Profit (Loss)	(2,497,522)	(1,786,416)	(4,283,938)

Segment Assets	4,065,880	8,132,772	12,198,652

	For the Quarter Ended June 30, 2001
	Seismic Acquisition	Data Processing	Totals
Revenues from external customers	$2,795,462	$1,561,234	$4,356,696

Segment Profit (Loss)	(2,471,226)	(2,211,394)	(4,682,620)

Segment Assets	8,865,785	35,657,410	44,523,195

	For the Six Months Ended June 30, 2002
	Seismic Acquisition	Data Processing	Totals
Revenues from external customers	$5,039,537	$2,676,135	$7,715,672

Segment Profit (Loss)	(4,627,492)	(3,111,823)	(7,739,315)

Segment Assets	4,065,880	8,132,772	12,198,652

	For the Six Months Ended June 30, 2001
	Seismic Acquisition	Data Processing	Totals
Revenues from external customers	$6,452,275	$3,125,709	$9,577,984

Segment Profit (Loss)	(4,440,935)	(4,393,026)	(8,833,961)

Segment Assets	8,865,785	35,657,410	44,523,195

The following table reconciles reportable segment losses to consolidated losses:

	For the Quarter Ended June 30
	2002	2001
PROFIT OR LOSS
Total profit or loss for reportable segments	$(4,283,938)	$(4,682,620)
Unallocated amounts:
Corporate expenses net of interest earnings	(74,004)	(83,418)
Corporate interest expense	(2,968)	(5,390)
Depreciation	(576)	(381)
Total Consolidated Loss	$(4,361,486)	$(4,771,809)

	For the Six Months Ended June 30
	2002	2001
PROFIT OR LOSS
Total profit or loss for reportable segments	$(7,739,315)	$(8,833,961)
Unallocated amounts:
Corporate expenses net of interest earnings	(237,916)	(183,585)
Corporate interest expense	(6,434)	(12,340)
Depreciation	(1,152)	(762)
Total Consolidated Loss	$(7,984,817)	$(9,030,648)

Item 2.      Management’s Discussion and Analysis or Plan of Operation

General

                At June 30, 2002, the Company’s financial position reflects (i) the seismic acquisition services being conducted by Quantum Geophysical, Inc., and (ii) the seismic data processing, software and consultation services being provided by Geophysical Development Corporation.

The Company continues to experience significant competition in its marketplace which in turn negatively impacts the prices the Company can charge for its services.  The Company’s financial results will continue to be negatively affected until a more favorable pricing environment presents itself.  The Company is presently unable to predict when such an event will occur.

                During the first six months of 2002, the Company operated two seismic acquisition crews on a non-continuous basis.  The Company expects demand for its seismic acquisition services to continue to improve in the second half of 2002.  The Company’s current backlog is sufficient to keep two crews operating on a continuous basis into the first quarter of 2003.  During the current quarter, the Company’s data processing segment continued to have a portion of its computing capability unutilized.  However, the Company’s seismic data processing group has seen a recent increase in demand for its services and expects this trend to continue in the second half of 2002.  This increased activity is primarily the result of the Company offering a wave equation migration for pre-stacked time and pre-stacked depth imaging.  This product offering is a result of a recent joint venture the Company entered into with Screen Imaging Technology Inc.

Results of Operations

                Revenues for the six months ended June 30, 2002 were $7,715,672 as compared to $9,577,984 for the same period of fiscal 2001, a decrease of 19%.  This decrease is primarily attributable to the Company’s seismic acquisition activities.  Seismic acquisition revenue totaled $5,039,537 during this period as compared to $6,452,275 for the same period of a year ago, a decrease of 22%.   Seismic data processing revenue at June 30, 2002 totaled $2,676,135 as compared to $3,125,709 for the same period of 2001, a decrease of 14%.  For the three months ended June 30, 2002 revenues totaled $3,334,966 as compared to $4,356,696 for the same period of fiscal year 2001, a decrease of 23%.  The Company believes it is seeing a small improvement in the industry’s pricing environment, however the Company continues to experience significant competition in both its operating segments.  The Company anticipates that revenues will increase from current levels during the second half of 2002 due to the backlogs that have been accumulated by its operating units during the first half of 2002.  The Company’s results will continue to suffer until a more significant improvement in industry pricing occurs.

                Operating expenses for the six months ended June 30, 2002 totaled $7,737,618 as compared to $9,794,852 for the same period of fiscal 2001, a decrease of 21%.  This decrease is the result of decreased activity at the Company’s seismic acquisition segment, a significant reduction in equipment lease costs at the Company’s seismic data processing segment as well as continuing cost reductions realized at the Company’s seismic data processing segment.  There was a decrease of 19% in seismic acquisition operating expenses during the first six months of 2002 when compared to the same period of 2001.  Seismic data processing operating expenses decreased by 27% in the six months ended June 30, 2002 when compared to the same period of a year ago.  For the three month period ended June 30,  operating expenses decreased from $4,665,423 in 2001 to $3,673,706 during 2002, a decrease of 21%.

                General and administrative expense for the six months ended June 30, 2002 was $879,443 as compared to $876,639 for the same period of fiscal 2001.  For the three month period ended June 30 general and administrative expenses decreased to $387,220 from $426,628 in 2001, a decrease of 9%.  Fluctuations in quarterly general and administrative expenses result primarily from the timing of costs of professional fees related to the Company’s annual audit and ongoing legal expenditures, however costs through the first six months of 2002 varied less than 1% from the prior year.

                Depreciation and amortization expense for the six months ended June 30, 2002 totaled $1,706,856 as compared to $3,559,833 for the same period of fiscal 2001, a decrease of 52%.  For the quarter ended June 30 depreciation and amortization expense decreased to $854,400 from $1,779,916 in 2001, a decrease of 52%.  These decreases are primarily the result of the Company’s full impairment of its remaining unamortized goodwill during the fourth quarter of 2001.  This impairment resulted in a charge to operations in 2001 in the amount of $19.3 million.

                Interest expense (net of interest income) for the six months ended June 30, 2002 was $5,376,572 as compared to $4,377,308 for the same period of 2001, an increase of 23%. Interest expense increased for the quarter ended June 30 to $2,781,126 from $2,256,538 during the same period in 2001, an increase of 23%.  The balance on the Company’s 13.5% Senior Secured 2003 and 2005 Notes increased approximately $4.5 million as of March 15, 2002.  This increased note balance was primarily responsible for the increase in interest expense during the six months and quarter ended June 30, 2002.

The Company had a net loss of $7,984,817, or $(0.42) per share, for the six months ended June 30, 2002 as compared to a net loss of $9,030,648, or $(0.48) per share for the same period of 2001.  For the three months ended June 30, 2002 the Company had a net loss of $4,361,486, or $(0.23) per share, as compared to a net loss of $4,771,809, or $(0.25) per share, for the three months ended June 30, 2001.  The reduction of 12% in the net loss for the first six months of 2002 is primarily the result of reduced amortization expense due to the impairment of the Company’s goodwill which occurred in 2001 and an improvement in the Company’s operating results which is attributable to continuing cost reductions and a small improvement in the Company’s pricing.

Liquidity and Capital Resources

                The Company continues to experience significant competition in its marketplace, due primarily to surplus capacity for both acquiring and processing seismic data, which in turn negatively impacted the prices the Company can charge for its services.  The Company’s financial position was further weakened during the later portion of 2001 when its seismic acquisition operation suffered a substantial operating loss on an acquisition project that ran significantly longer than projected due to client permit issues and severe weather which occurred during the months of June and November.  This project’s contract was on a turnkey basis, meaning that the Company was paid a fixed fee per square mile of data acquired.  Turnkey contracts cause the Company to bear substantially all the risks of business interruption caused by weather delays and other hazards.  Due to industry conditions, most seismic acquisition contracts are currently on a turnkey basis.

                As a result of the conditions outlined above, the Company incurred a loss of approximately $39.9 million during 2001, which included a charge of approximately $19.3 million due to a full impairment of the Company’s remaining goodwill, and a loss of approximately $8.0 million in the first six months of 2002.  These results have left the Company with an equity deficit of approximately $80.7 million at June 30, 2002.  Additionally, the Company’s current liabilities exceed its current assets by approximately $9.8 million.  However, approximately $6.6 million of this deficit working capital position is a result of the liability associated with the Company’s equipment lease with GeoLease Partners, L.P.  As presently structured, the GeoLease Partners, L.P. equipment lease obligation of approximately $7.6 million, including accrued unpaid interest, comes due on October 1, 2002.  Under current conditions, continued operations by the Company through this payment will be dependent upon a continued forbearance by GeoLease Partners, L.P. or a restructuring of the underlying equipment lease.

                In order to meet its financial obligations in a timely manner, management has undertaken the implementation of a plan to restructure and recapitalize the Company.  During January and February of this year, the Company was successful in converting approximately $3.4 million of its accounts payable to one year unsecured promissory notes.   The notes provide for 12 level monthly payments to be made to the holders including 12% interest on the remaining unpaid balance.  All current note payments have been timely made during the first six months of the year and the total balance outstanding has been reduced to approximately $1.6 million at June 30, 2002.  All other financial obligations due during the first six months of 2002 were satisfied in a timely manner.  In addition, the Company continues its negotiations with the holders of the Company’s 13.5% Senior Secured Notes to convert the outstanding principal and all accrued and unpaid interest thereon into Common Stock of the Company or to accept an agreed cash payment in exchange for extinguishment of the Senior Secured Notes.  The Company continues to negotiate with GeoLease Partners, L.P. to restructure the current payment terms as well as extend the term of its equipment lease with the Company.  The Company is also negotiating with a group of investors that has indicated a willingness to invest approximately $3.5 million to purchase newly-issued shares of Common Stock from the Company when the Company’s Senior Secured Notes are converted into Common Stock or otherwise satisfied on acceptable terms.  The Company anticipates that these transactions will be completed in early fourth quarter of 2002.  However, any of such proposed transactions with the holders of the Senior Secured Notes and new investors would be subject to a number of conditions precedent, including, among other things, the approval of such transactions by a majority of the existing holders of the Company’s Common Stock.  As a result, there can be no assurance that any of such transactions will be completed.  The ownership held by the Company’s current stockholders would be substantially diluted by the proposed transactions.

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

Part II Other Information

Item 5. Other Information

See the third and fourth paragraphs under “Liquidity and Capital Resources” in Part I Item 2 regarding a restructuring of certain indebtedness and lease obligations of the Company

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits:

	99.1	Joint Processing Agreement dated January 16, 2002 among Geophysical Development Corporation and Screen Imaging Technology, Inc.

	99.2	Certifications Purusant to 18 U.S.C. 1350

(b)	Reports on Form 8-K:

None

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOKINETICS INC.
(Registrant)

Date: August 14, 2002	/s/ Thomas J. Concannon
Thomas J. Concannon
Vice President and Chief Financial Officer