Form 10QSB
period 2002-09-30
GEOKINETICS INC
filed 2002-11-15
CIK 314606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2002

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

Yes   ☒                                                                                                  No   ☐

On September 30, 2002, there were 18,992,156 shares of Registrant’s common stock ($.01 par value) outstanding.

GEOKINETICS INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GEOKINETICS INC.

Condensed Statements of Financial Position

ASSETS

	September 30 2002	December 31 2001
	Unaudited	Audited
Current Assets:
Cash	$2,741,213	$1,172,280
Receivables	1,705,952	2,992,420
Prepaid expenses	37,693	336,578

Total Current Assets	4,484,858	4,501,278

Property and Equipment:
Equipment, net of depreciation	3,102,768	4,486,464
Buildings, net of depreciation	221,718	226,577
Land	23,450	23,450

Total Property and Equipment	3,347,936	4,736,491

Other Assets:
Deferred charges	65,817	94,544
Restricted investments	219,139	231,700
Other assets	62,349	77,349

Total Other Assets	347,305	403,593

Total Assets	$8,180,099	$9,641,362

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30 2002	December 31 2001
	Unaudited	Audited
Current Liabilities:
Current maturities of long term debt	$597,451	$576,168
Current portion of capital lease	389,397	230,361
Accounts payable	2,509,588	4,010,170
Accrued liabilities	1,733,723	2,026,442
Deferred revenue	1,009,487	626,742
Notes payable	796,340	282,520
Advances for lease bank	100,000	115,000
Accrued GeoLease liability	7,556,398	4,792,425

Total Current Liabilities	14,692,384	12,659,828

Short term obligations expected to be refinanced	13,845,013	6,790,660

Long term debt, (net of current maturities), net of OID	62,644,660	62,376,458

Other Liabilities:
Non-current portion of capital lease	135,126	147,500
Accrued long-term lease liability	1,055,550	422,220

Total Other Liabilities	1,190,676	569,720

Total Liabilities	92,372,733	82,396,666

Stockholders’ Equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 18,992,156 shares outstanding	193,672	193,672
Additional paid in capital	33,019,248	33,019,248
Retained deficit	(117,263,054)	(105,825,724)
	(84,050,134)	(72,612,804)
Less common stock in treasury at cost – 375,000 shares	(142,500)	(142,500)

Total Stockholders’ Equity	(84,192,634)	(72,755,304)

Total Liabilities and Stockholders’ Equity	$8,180,099	$9,641,362

GEOKINETICS INC.

Condensed Statements of Operations

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Revenues:
Seismic revenue	$6,227,277	$5,008,872	$11,266,814	$11,461,147
Data processing revenue	1,390,187	1,543,246	4,066,322	4,668,955
Total Revenues	7,617,464	6,552,118	15,333,136	16,130,102

Expenses:
General and administrative	441,323	408,821	1,320,766	1,285,460
Seismic operating expense	6,086,360	5,927,748	11,988,635	13,212,127
Data processing expense	868,436	1,274,597	2,703,778	3,785,070
Amortization expense	290,301	1,002,430	870,927	3,007,291
Depreciation expense	564,087	790,743	1,690,317	2,345,714
Total Expenses	8,250,507	9,404,339	18,574,423	23,635,662

Loss from Operations	(633,043)	(2,852,221)	(3,241,287)	(7,505,560)

Other Income (Expense):
Interest income	13,112	29,998	21,662	92,381
Other income	383	—	4,596	279
Interest expense	(2,832,966)	(2,355,655)	(8,222,301)	(6,795,625)
Total Other Income (Expense)	(2,819,471)	(2,325,657)	(8,196,043)	(6,702,965)

Loss before provision for income tax	(3,452,514)	(5,177,878)	(11,437,330)	(14,208,525)

Provision for income tax	—	—	—	—

Net Loss	$(3,452,514)	$(5,177,878)	$(11,437,330)	$(14,208,525)

Earnings (Loss) per common share-Basic	$(0.18)	$(0.27)	$(0.60)	$(0.75)

Weighted average common shares and equivalents outstanding	18,992,156	18,992,156	18,992,156	18,992,156

GEOKINETICS INC.

Condensed Statements of Cash Flows

	Nine Months Ended September 30
	2002	2001
	(Unaudited)
OPERATING ACTIVITIES
Net Loss	$(11,437,330)	$(14,208,525)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	2,561,244	5,353,005
Changes in operating assets and liabilities
Accounts receivable and work in progress	1,286,468	(326,141)
Prepaid expenses and other assets	355,173	343,652
Accounts payable	1,909,209	(194,419)
Accrued liabilities and deferred revenue	90,027	2,291,341
Short term obligations expected to be refinanced	7,054,353	6,190,438
Long term lease liability	3,397,303	2,459,054
Net cash provided by operating activities	5,216,447	1,908,405

INVESTING ACTIVITIES
Purchases of capital assets	(452,925)	(635,039)
Net cash (used in) investing activities	(452,925)	(635,039)

FINANCING ACTIVITIES
Proceeds from short term debt	8,206	77,905
Proceeds from long term capital lease	343,230	417,003
Principal paid on lease bank advances	(15,000)	(55,001)
Payments on software financing	—	(185,481)
Principal paid on long term debt	(626,847)	(419,350)
Principal paid on short term debt	(2,904,178)	(273,089)
Net cash (used in) financing activities	(3,194,589)	(438,013)

Net increase in cash	1,568,933	835,353
Cash at beginning of period	1,172,280	1,241,282
Cash at end of period	$2,741,213	$2,076,635

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

As a result of continuing negative industry conditions, the Company incurred a loss of approximately $39.9 million during 2001 and a loss of approximately $11.4 million in the first nine months of 2002.  These results have left the Company with an equity deficit of approximately $84.2 million at September 30, 2002.  Additionally, the Company’s current liabilities exceed its current assets by approximately $10.2 million.  However, approximately $7.6 million of this deficit working capital position is a result of the liability associated with the Company’s equipment lease with GeoLease Partners, L.P.  As presently structured, the GeoLease Partners, L.P. equipment lease obligation of approximately $7.6 million, including accrued unpaid interest, comes due on December 31, 2002.  Under current conditions, continued operations by the Company through this payment will be dependent upon a continuing forbearance of payments by GeoLease Partners L.P. beyond December 31, 2002 or a restructuring of the underlying equipment lease.

At September 30, 2002, the Company had cash balances of $2,741,213.  The Company believes this cash, anticipated cash flow from its seismic acquisition and seismic data processing operations, and implementation of a plan to restructure and recapitalize the Company, as outlined below, will provide sufficient liquidity to continue operations beyond 2002.  Management successfully converted approximately $3.4 million of accounts payable to one year unsecured promissory notes during the first quarter of 2002, and the remaining balance due on the notes at September 30, 2002 is approximately $796,000.  In addition, management has initiated negotiations with (x) the holders of the Company’s Senior Secured Notes to convert the principal and unpaid interest into Common Stock of the Company or to accept an agreed cash payment in exchange for extinguishment of the Senior Secured Notes, (y) GeoLease Partners, L.P. to restructure the equipment lease, and (z) an investment group that has indicated a willingness to invest approximately $3.5 million for new equity.  Any proposed transactions with the holders of the Senior Secured Notes and new investors would be subject to approval by a majority of the existing holders of the Company’s Common Stock.  There can be no assurance that any of these transactions will be completed.  The Company’s financial results will continue to be negatively impacted until a recovery in the seismic service industry occurs.  The Company is presently unable to predict when such a recovery will occur.

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

2.             Long Term Debt

At September 30, 2002, the Company’s long term debt was $63,242,111, including $597,451 in current maturities.  Long term debt is presented net of unamortized Original Issue Discount, totaling $1,019,125.  Long term debt consists primarily of (i) 13.5% Senior Secured Notes, due 2005, in the amount of $54,886,187, (ii) 13.5% Senior Secured Notes, due 2003, in the amount of $7,110,393 and (iii) a note to a financial institution, bearing interest at prime plus 1.5%, in the amount of $2,264,656.

Accrued interest on the Company’s Senior Secured Notes totaled $13,845,013 at September 30, 2002 and $4,557,039 at September 30, 2001, and is classified as “Short term obligations expected to be refinanced” on the Company’s balance sheet.

3.                                       Segment Information

The following table sets forth the Company’s significant information from reportable segments:

	For the Quarter Ended September 30, 2002
	Seismic Acquisition	Data Processing	Totals
Revenues from external customers	$6,227,277	$1,390,187	$7,617,464

Segment Profit (Loss)	(1,821,197)	(1,515,047)	(3,336,244)

Segment Assets	3,013,549	8,546,047	11,559,596

	For the Quarter Ended September 30, 2001
	Seismic Acquisition	Data Processing	Totals
Revenues from external customers	$5,008,872	$1,543,246	$6,552,118

Segment Profit (Loss)	(2,802,412)	(2,300,505)	(5,102,917)

Segment Assets	8,449,355	35,950,634	44,399,989

	For the Nine Months Ended September 30, 2002
	Seismic Acquisition	Data Processing	Totals
Revenues from external customers	$11,266,814	$4,066,322	$15,333,136

Segment Profit (Loss)	(6,448,690)	(4,626,869)	(11,075,559)

Segment Assets	3,013,549	8,546,047	11,559,596

	For the Nine Months Ended September 30, 2001
	Seismic Acquisition	Data Processing	Totals
Revenues from external customers	$11,461,147	$4,668,955	$16,130,102

Segment Profit (Loss)	(7,243,359)	(6,693,550)	(13,936,909)

Segment Assets	8,449,355	35,950,634	44,399,989

The following table reconciles reportable segment losses to consolidated losses:

	For the Quarter Ended September 30
	2002	2001
PROFIT OR LOSS
Total profit or loss for reportable segments	$(3,336,244)	$(5,102,917)
Unallocated amounts:
Corporate expenses net of interest earnings	(113,231)	(70,265)
Corporate interest expense	(2,463)	(4,003)
Depreciation	(576)	(693)
Total Consolidated Loss	$(3,452,514)	$(5,177,878)

	For the Nine Months Ended September 30
	2002	2001
PROFIT OR LOSS
Total profit or loss for reportable segments	$(11,075,559)	$(13,936,909)
Unallocated amounts:
Corporate expenses net of interest earnings	(351,146)	(253,848)
Corporate interest expense	(8,897)	(16,313)
Depreciation	(1,728)	(1,455)
Total Consolidated Loss	$(11,437,330)	$(14,208,525)

Item 2.  Management’s Discussion and Analysis or Plan of Operation

General

At September 30, 2002, the Company’s financial position reflects (i) the seismic acquisition services being conducted by Quantum Geophysical, Inc., and (ii) the seismic data processing, software and consultation services being provided by Geophysical Development Corporation.

During the current quarter, demand for the Company’s seismic acquisition services improved when compared to the same period of a year ago.  Demand for the Company’s seismic data processing services remained weak and continued to lag when compared to the third quarter of fiscal 2001.  While certain of the Company’s competitors have recently announced they will temporarily depart the United States seismic service market, the Company continues to meet significant competition in its marketplace which in turn negatively impacts the prices it can charge for its services..  The Company’s financial results will continue to be negatively affected until a more favorable pricing environment presents itself.  The Company is presently unable to predict when such an event will occur.

During the quarter ending September 30, 2002, the Company operated two seismic acquisition crews on a continuous basis.  The Company’s current backlog is sufficient to keep two seismic acquisition crews operating on a continuous basis at least through the first quarter of 2003, which should result in revenues for the seismic acquisition segment during the fourth quarter of 2002 and the first quarter of 2003 exceeding revenues during the corresponding periods in the prior fiscal year.  Management believes that a recent increase in the level of bidding activity for seismic acquisition jobs, an improvement in the Company’s backlog of acquisition jobs and the departure of certain competitors from the United States market may result in an improvement in market conditions.  However, the Company can give no assurance that such a market improvement will come about.  The Company intends to aggressively compete for additional seismic acquisition projects from both existing and prospective clients.  While revenues at the Company’s seismic data processing segment continue to lag from revenues attained during the same period of a year ago, there has been a recent increase in demand for its services due to new product offerings, primarily a wave equation migration for pre-stacked time and pre-stacked depth imaging.  The Company is hopeful this recent improvement will continue through the fourth quarter of 2002 and into fiscal 2003.

Results of Operations

Operating revenues for the nine months ended September 30, 2002 were $15,333,136 as compared to $16,130,102 for the same period of fiscal 2001, a decrease of 5%.  This decrease is primarily attributable to the Company’s seismic data processing activities.  Seismic data processing revenue totaled $4,066,322 during this period as compared to $4,668,955 for the same period of a year ago, a decrease of 13%.   Seismic acquisition revenue at September 30, 2002 totaled $11,266,814 as compared to $11,461,147 for the same period of 2001, a decrease of 2%.  For the three months ended September 30, 2002, revenues totaled $7,617,464 as compared to $6,552,118 for the same period of fiscal year 2001, an increase of 16%.  This significant increase in the Company’s quarterly operating revenues is a direct result of improvement in the Company’s seismic acquisition segment.  Seismic acquisition revenue totaled $6,227,277 for the quarter ended September 30, 2002 as compared to $5,008,872 for the same period of a year ago, an increase of 24%.  The Company expects this trend to continue during the fourth quarter of fiscal 2002 and into the first quarter of fiscal 2003 due to the backlog that its seismic acquisition segment has accumulated.  However, the Company’s operating results will continue to be negatively impacted until the seismic service industry’s pricing environment shows significant improvement.  Pricing improvement will come only from an increase in demand for the industry’s services

Operating expenses for the nine months ended September 30, 2002 totaled $14,692,413 as compared to $16,997,197 for the same period of fiscal 2001, a decrease of 14%.  This decrease is the result of decreased activity and improvement in margins at the Company’s seismic acquisition segment and a significant reduction in equipment lease costs at the Company’s seismic data processing segment.  There was a decrease of 9% in seismic acquisition operating expenses during the first nine months of 2002 when compared to the same period of 2001.  Seismic data processing operating expenses decreased by 29% in the nine months ended September 30, 2002 when compared to the same period of a year ago.  For the three month period ended September 30,  operating expenses decreased from $7,202,345 in 2001 to $6,954,796 during 2002, a decrease of 3%.

General and administrative expense for the nine months ended September 30, 2002 was $1,320,766 as compared to $1,285,460 for the same period of fiscal 2001, an increase of 3%.  For the three month period ended September 30, general and administrative expenses totaled $441,323 as compared to $408,821 for the same period of fiscal 2001, an increase of 8%.  This same increase is primarily a result of increased legal expenditures associated with the Company’s ongoing financial restructuring and recapitalization.

Depreciation and amortization expense for the nine months ended September 30, 2002 totaled $2,561,244 as compared to $5,353,005 for the same period of fiscal 2001, a decrease of 52%.  For the quarter ended September 30, depreciation and amortization expense decreased to $854,388 from $1,793,173 in 2001, a decrease of 52%.  These decreases are primarily the result of the Company’s full impairment of its remaining unamortized goodwill during the fourth quarter of 2001.  This impairment resulted in a charge to operations in 2001 in the amount of $19.3 million.

Interest expense (net of interest income) for the nine months ended September 30, 2002 totaled $8,196,043 as compared to $6,702,965 for the same period of 2001, an increase of 22%.  For the three months ended September 30, interest expense totaled $2,819,471 as compared to $2,325,657 for the same period of 2001, an increase of 21%.  The balance on the Company’s 13.5% 2003 and 2005 Senior Secured Notes increased approximately $4.5 million as of March 15, 2002 and $4.8 million as of September 30, 2002.  This increased note balance was primarily responsible for the increase in interest expense during the nine months and quarter ended September 30, 2002.

During the nine months ended September 30, 2002, the Company reduced its loss from operations by 57% as compared to the nine months ended September 30, 2001, a result of reductions in controllable expenses and amortization expense.  However, the Company’s interest expense increased by 22% during the same period, primarily as a result of the Company’s issuance of additional notes in satisfaction of the interest due on its 2003 and 2005 Senior Secured Notes.

The Company had a net loss of $11,437,330, or $(0.60) per share, for the nine months ended September 30, 2002 as compared to a net loss of $14,208,525, or $(0.75) per share for the nine months ended September 30, 2001.  For the three months ended September 30, 2002, the Company had a net loss of $3,452,514, or $(0.18) per share, as compared to a net loss of

$5,177,878, or $(0.27) per share, for the three months ended September 30, 2001.  The reduction of 20% in the net loss for the first nine months of 2002 is primarily the result of reduced amortization expense due to the full impairment of the Company’s goodwill which occurred in 2001 and an improvement in the Company’s operating results which is attributable to continuing cost reductions and slightly improved pricing.

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

As a result of the conditions outlined above, the Company incurred a loss of approximately $39.9 million during 2001, which included a charge of approximately $19.3 million due to a full impairment of the Company’s remaining goodwill, and a loss of approximately $11.4 million in the first nine months of 2002.  These results have left the Company with an equity deficit of approximately $84.2 million at September 30, 2002.  Additionally, the Company’s current liabilities exceed its current assets by approximately $10.2 million.  However, approximately $7.6 million of this deficit working capital position is a result of the liability associated with the Company’s equipment lease with GeoLease Partners, L.P.  As presently structured, the GeoLease Partners, L.P. equipment lease obligation of approximately $7.6 million, including accrued unpaid interest, comes due on December 31, 2002.  Under current conditions, continued operations by the Company through this payment will be dependent upon a continued forbearance by GeoLease Partners, L.P. or a restructuring of the underlying equipment lease.

In order to meet its financial obligations in a timely manner, management has undertaken the implementation of a plan to restructure and recapitalize the Company.  During January and February of this year, the Company was successful in converting approximately $3.4 million of its accounts payable to one year unsecured promissory notes.   The notes provide for 12 level monthly payments to be made to the holders including 12% interest on the remaining unpaid balance.  All current note payments have been timely made during the first nine months of the year and the total balance outstanding has been reduced to approximately $796,000 at September 30, 2002.  All other financial obligations due during the first nine months of 2002 were satisfied in a timely manner.  In addition, the Company continues its negotiations with the holders of the Company’s 13.5% Senior Secured Notes to convert the outstanding principal and all accrued and unpaid interest thereon into Common Stock of the Company or to accept an agreed cash payment in exchange for extinguishment of the Senior Secured Notes.  The Company continues to negotiate with GeoLease Partners, L.P. to restructure the current payment terms as well as extend the term of its equipment lease with the Company.  The Company is also negotiating with a group of investors that has indicated a willingness to invest approximately $3.5 million to purchase newly-issued shares of Common Stock from the Company when the Company’s Senior Secured Notes are converted into Common Stock or otherwise satisfied on acceptable terms.  The Company anticipates that these transactions will be completed in first quarter of 2003.  However, any of such proposed transactions with the holders of the Senior Secured Notes and new investors would be subject to a number of conditions precedent, including, among other things, the approval of such transactions by a majority of the existing holders of the Company’s Common Stock.  As a result, there can be no assurance that any of such transactions will be completed.  The ownership held by the Company’s current stockholders would be substantially diluted by the proposed transactions.

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

Item 3.  Controls and Procedures

                Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and its Vice President and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in periodic Securities and Exchange Commission filings.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation above.

Part II Other Information

Item 5.  Other Information

See the third and fourth paragraphs under “Liquidity and Capital Resources” in Part I Item 2 regarding a restructuring of certain indebtedness and lease obligations of the Company

Item 6.  Exhibits and Reports on Form 8-K

(a)              Exhibits:

99.1              Certifications Pursuant to 18 U.S.C. 1350

(b)              Reports on Form 8-K:

None

CERTIFICATIONS

I, Lynn A. Turner, certify that:

1.             I have reviewed this quarterly report on Form 10-QSB of Geokinetics Inc.;

2.                                     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ Lynn C. Turner
Lynn C. Turner
President

I, Thomas J. Concannon, certify that:

1.             I have reviewed this quarterly report on Form 10-QSB of Geokinetics Inc.;

2.                                     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ Thomas J. Concannon
Thomas J. Concannon
Vice President and Chief Financial Officer

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOKINETICS INC.
(Registrant)

Date: November 14, 2002	/s/ Thomas J. Concannon
Thomas J. Concannon
Vice President and Chief Financial Officer