Form 10KSB
period 2002-12-31
GEOKINETICS INC
filed 2003-04-15
CIK 314606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☐  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-9268

GEOKINETICS INC.

(Exact name of small business issuer as specified in its charter)

Delaware	94-1690082
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Riverway, Suite 2100 Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (713) 850-7600

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Registrant’s revenues for its most recent fiscal year were $22,704,934.

As of December 31, 2002, 18,992,156 shares of the Registrant’s Common Stock were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately $96,588 the last reported sales price of such stock on that date.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference: None.

GEOKINETICS INC.

FORM 10-KSB

YEAR ENDED DECEMBER 31, 2002

i

PART I

Item 1.                     Description of Business.

Development of Current Business Operations

The predecessor corporation of Geokinetics Inc. (“Geokinetics” or the “Company”) was organized in 1969 under the laws of California.  The Company was incorporated in Delaware in April 1980, and the California corporation was merged into the Company.  During 1994, the Company acquired certain oil and gas properties from two independent oil and gas companies located in Houston, Texas.  The Company completed these acquisitions by means of a merger of HOC Operating Co., Inc. and Hale Exploration Company, each Texas corporations, into two newly-formed subsidiaries of the Company.  The Company divested its interests in its oil and gas properties during 1999.

Since April 1997, the Company has repositioned itself from an oil & gas exploration and production company into a technologically-advanced provider of seismic acquisition and high-end seismic data processing services to the oil and gas industry.  Through equipment purchases, strategic acquisitions and dispositions, and the completion of a series of private equity and debt financing transactions (summarized below), the Company now has the capacity to operate up to three seismic crews in the Rocky Mountain and Gulf Coast regions of the United States (“US”).  The Company also has the ability to process seismic data on a worldwide basis.

•                                          On April 25, 1997, the Company obtained $500,000 in short-term financing in the form of 12% senior notes from William R. Ziegler and Steven A. Webster (both of whom were appointed to the Company’s Board of Directors effective August 1, 1997).  As additional consideration for providing this financing, the Company issued warrants entitling each of Messrs. Ziegler and Webster to purchase 1,482,512 shares of the Company’s Common Stock, par value $.01 per share (the “Common Stock”) at a price of $0.25 per share (after giving effect to the anti-dilution provisions contained therein).  On July 18, 1997, pursuant to the Securities Purchase and Exchange Agreement, described below, these notes were exchanged for (i) 458,333 newly-issued shares of the Company’s Common Stock, (ii) 15,625 newly-issued shares of the Company’s Series A Preferred Stock and (iii) Shadow Warrants to purchase an additional 592,009 shares of the Company’s Common Stock at a price of $0.20 per share.  The Series A Preferred Stock was automatically converted into an aggregate of 208,333 shares of Common Stock on November 24, 1997.

•                                          On July 18, 1997, the Company entered into a Securities Purchase and Exchange Agreement with Blackhawk Investors, L.L.C., William R. Ziegler and Steven A. Webster (referred to collectively as the “Blackhawk Group”).  Pursuant to this agreement, the Blackhawk Group acquired from the Company (i) 5,500,000 newly-issued shares of the Company’s Common Stock, (ii) 187,500 newly-issued shares of the Company’s Series A Preferred Stock (which were converted into an aggregate of 2,500,000 shares of Common Stock on November 24, 1997), and (iii) Shadow Warrants to purchase up to an additional 7,104,103 shares of Common Stock at a price of $0.20 per share, in exchange for (x) an aggregate of $5,500,000 in cash paid to the Company and (y) the exchange of certain indebtedness in the principal amount of $500,000 owed by the Company to Messrs. Ziegler and Webster.  The foregoing amounts of shares and Shadow Warrants issued to the Blackhawk Group include the amounts of shares and Shadow Warrants issued to Messrs. Ziegler and Webster, as described in the paragraph above.

•                                          On July 24, 1997, Blackhawk Investors, L.L.C. acquired 100,000 shares of the Company’s newly-issued Series B Preferred Stock for $1 million in cash.  The Series B Preferred Stock was automatically converted into an aggregate of 1,333,333 shares of Common Stock on January 1, 1998.

•                                          On July 18, 1997, the Company acquired Signature Geophysical Services, Inc., a Michigan corporation (“Signature”).  Signature, based in Houston, Texas, is engaged in the business of providing 3D seismic surveys of oil and gas properties, focusing primarily on the Gulf Coast of the United States, with particular emphasis on transistion zone operations.

•                                          On January 26, 1998, the Company acquired Reliable Exploration Incorporated, a Montana corporation (“Reliable”).  Reliable, based in Billings, Montana, is engaged in the business of providing 2D and 3D seismic surveys to the oil & gas industry, focusing on the Rocky Mountain region of the United States.  On February 23, 2000 the Company sold Reliable to an entity controlled by Reliable’s former shareholders.

•                                          On April 30, 1998, the Company completed the acquisition of Geophysical Development Corporation, a Texas corporation (“GDC”).  GDC, based in Houston, Texas is a high-end provider of seismic data processing, software and consultation services to the oil and gas industry.

•                                          On April 30, 1998, the Company completed a private offering of $40,000,000 of certain securities designated as its 12% Senior Subordinated Notes (the “1998 Notes”) to DLJ Investment Partners, L.P. and certain additional investors (the “1998 Purchasers”) pursuant to the terms of a Securities Purchase Agreement by and among the Company and the 1998 Purchasers.  Additionally, the Company (i) caused certain of its wholly-owned subsidiaries to execute guarantees of the 1998 Notes pursuant to an Indenture executed by each of them, (ii) granted warrants (the “Warrants”) to the 1998 Purchasers entitling them to purchase up to an aggregate of 7,618,594 shares of Common Stock at a price of $2.00 per share, subject to certain adjustments, and (iii) granted certain registration rights in favor of the 1998 Purchasers with respect to the 1998 Notes, the Warrants and the shares of Common Stock which may be acquired upon exercise of the Warrants.  The completion of these transactions enabled the Company to purchase an additional 3,000 channel I/O RSR System Two and complete the acquisition of GDC.

•                                          On July 28, 1999, the Company sold HOC Operating Co., Inc., a wholly owned subsidiary of the Company (“HOC”), to Halex Oil Corporation (“Halex”).  Immediately prior to the sale of HOC to Halex, Geokinetics Production Company, Inc., a wholly owned subsidiary of the Company, conveyed to HOC various interests in certain oil and gas properties.  These transactions completed the Company’s divestment of its oil and gas operations.

•                                          On October 1, 1999, the Company completed a restructuring of its 1998 Notes and received an additional $4,000,000 from the holders of the 1998 Notes and $1,000,000 from other investors.  On November 30, 1999, the Company received an additional $895,000 from other investors.  The restructuring involved the Company exchanging the 1998 Notes for its 13.5% Senior Secured Notes due 2005 in the aggregate principal amount of $45,358,000 (the “2005 Notes”) and the Company issued $5,895,000 of its 13.5% Senior Secured Notes initially due 2002 and subsequently extended to 2003 (the “2003 Notes”) for the additional funding received on October 1 and November 30, 1999.  The Company granted security interests covering substantially all of its assets as security for the 2005 Notes and 2003 Notes (the 2003 Notes and 2005 Notes are sometimes referred to herein collectively as the “Senior Secured Notes”) and caused certain of its wholly-owned subsidiaries to execute guarantees of the Senior Secured Notes.  Concurrently, the Company also completed a restructuring of its debt obligations to its principal equipment supplier for the Company’s seismic acquisition operations.

•                                          On April 9, 2001, the Company restructured its obligations under the Senior Secured Notes and entered into a Subordination and Amendment Agreement with the holders of the notes and GeoLease Partners, L.P., a Delaware limited partnership (“GeoLease”).  The restructuring extended the maturity date on the 2003 Notes to September 15, 2003 and permitted the Company, at its option, to pay interest on each interest payment date, in the form of cash interest or payment in kind (“PIK”) interest (the issuing of additional notes) through, but not including, the maturity dates for the Senior Secured Notes.

•                                          On April 9, 2001, concurrently with the transactions contemplated by the Subordination and Amendment Agreement, GeoLease, purchased the leased equipment and was assigned the rights under that certain Lease Agreement dated as of October 1, 1999 between the Company and Input/Output, Inc., its principal equipment supplier (the “Equipment Lease”).  Immediately after the assignment of the Equipment Lease, the Company and GeoLease entered into Amendment No. 1 to the Equipment Lease, allowing the Company to defer the monthly installments due on the Equipment Lease until the expiration date of the Equipment Lease (currently May 1, 2003).  The Company is obligated to pay interest on any monthly installment not paid when due, and any such accrued interest is due on the expiration date of the Equipment Lease.

•                                          On March 18, 2003, at an annual meeting of stockholders, the Company’s stockholders voted to approve a series of debt restructuring transactions, including a reverse stock split of its Common Stock at a ratio of 1-for-100.  Disinterested stockholders approved the restructuring and reverse stock split by a margin of more than three to one.

The seismic service industry downturn, combined with the Company’s significant debt obligations, has negatively impacted the Company’s operating and financial results since 1999. These circumstances have made it difficult for the Company to meet its financial obligations in a timely manner and raised substantial doubt about the Company’s ability to continue as a going concern. The Company has attempted on various occasions to restructure its obligations in anticipation of a positive turnaround in the seismic service industry.   The Company’s financial position was further weakened during 2001 when its seismic acquisition business suffered a substantial and unexpected loss of approximately $1,500,000 on a seismic acquisition project that took significantly longer than expected due to customer permit issues and adverse weather conditions during the months of June and November.  The Company expected this project to be profitable until the fourth quarter of the fiscal year ended December 31, 2001 and approximately 70% of the Company’s operating loss was recorded in that quarter.

By the end of 2001, the Company’s Board of Directors had determined that the Company would need to restructure substantially all of its indebtedness in order to continue operations.  As an initial step in the restructuring process, the Company attempted to address its immediate cash flow shortages when it successfully restructured approximately $3,400,000 of accounts payable by converting such payables into one-year unsecured promissory notes.  The notes provided for 12 level monthly payments to be made to the holders including 12% interest on the remaining unpaid balance.  As of January 2003, all amounts owed on these notes had been completely satisfied.  During 2002, the Company negotiated a comprehensive debt restructuring with the 2003 and 2005 Noteholders and GeoLease, the Company’s principal equipment supplier.  As a condition to the closing of the restructuring, more fully described in the Liquidity and Capital Resources section contained in Item 6, the Company must complete a $3,500,000 private placement of the Company’s Common Stock in order to fund the restructuring.  The Company is negotiating with an investment group that has shown a willingness to make such an investment.

These transactions are subject to a number of conditions precedent, including, among other things, the approval of such transactions by a majority of the existing holders of the Company’s Common Stock.  These transactions were approved by the stockholders at an annual meeting of stockholders held on March 18, 2003.  The Company anticipates the restructuring and reverse stock split will be completed in the second quarter of 2003; however, the transactions are subject to a number of other conditions precedent, including the completion of a $3,500,000 private placement of the Common Stock.  As a result, there can be no assurance that any of such transactions will be completed.

Management believes that the proposed restructuring transactions described above provide the opportunity for the Company to continue as a going concern.

The Company’s corporate headquarters is located in Houston, Texas.  The Company’s address is One Riverway, Suite 2100, Houston, Texas 77056 and its telephone number is (713) 850-7600.

Industry Overview

Seismic surveys enable oil and gas companies to determine whether subsurface conditions are favorable for finding new oil and gas accumulations and assist oil and gas companies in determining the size and structure of previously identified oil and gas fields.  Seismic surveys consist of the acquisition and processing of two dimensional (“2D”) and three dimensional (“3D”) seismic data, which is used to produce computer generated graphic cross-sections, maps and 3D images of the subsurface.  These resulting images are then analyzed and interpreted by geophysicists and are used by oil and gas companies in the acquisition of new leases, the selection of drilling locations on exploratory prospects and in managing and developing producing reservoirs.

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

Seismic data is acquired by land, transition zone and offshore crews.  Seismic data is generated by the propagation of sound waves near the earth’s surface by controlled sources, such as dynamite or vibration equipment.  The seismic waves radiate into the earth and are reflected back to the surface with the information collected by strategically positioned data collection devices known in the industry as “geophones”.  This data is then input into a specialized data processing system that enhances the recorded signal by reducing noise and distortion and improving resolution and arranges the input data to produce an image of the subsurface.  Practically speaking, 3D seismic surveys collect far more information than previously used seismic methods, generating significantly greater detail about the underlying reservoirs.  With advances in equipment and computer power resulting in lower costs, 3D technology is now being applied to virtually all exploration ventures as well as field development and prospect delineation.

Since 1988 the Company believes the offshore seismic data acquisition market has changed from a market that was roughly 50-60% proprietary 3D seismic surveys to one that is predominately multi-client or “spec surveys”.  The major difference between a proprietary survey and a multi-client survey is the data acquired from a proprietary survey is exclusively owned by the customer whereas the data acquired from a multi-client survey is owned by the contractor and can be resold.  The reduced cost which customers generally enjoy from participating in a multi-client survey more than offset the loss of exclusive data ownership.  This fact and the general industry perception that seismic acquisition is a commodity business have been the primary reasons for the rapid expansion of multi-client data in the offshore.  Most exploration companies use processing, interpretation or other in-house technology as a means of differentiation rather than acquired data.  This same circumstance is now occurring on land.  During 2002, the Company’s acquisition segment generated revenues of approximately $17,287,000.  Approximately 87%, or $15,073,000, of this total was revenue generated from multi-client or spec surveys.  Conversely, during 2002, revenue of approximately $2,214,000 was generated from proprietary (single-client) surveys.

In the past several years, the seismic service industry has undergone a significant change.  1998 began with an abundance of work, attractive gross margins (20-30%) and a solid oil and gas price premise.   However, with the deterioration of the price of oil which began in mid-1998 and continued into early 1999, the industry has experienced a significant downturn which continued during 2002.  Margins have been reduced significantly, the number of 3D proprietary seismic surveys to be acquired has been greatly reduced, seismic acquisition equipment continues to be under-utilized and a number of seismic service companies are experiencing financial difficulties.  Couple this with a continuing trend towards larger crews with a greater number of channels and more technologically capable equipment and it is clear that properly capitalized companies with access to lower costing capital will have a significant advantage in a high capital cost business.  These conditions also apply to the seismic data processing segment of the industry.  Margins have deteriorated, although not to the levels seen in acquisition, and the number of processing opportunities also has decreased.  Seismic data processing companies with proprietary processing techniques, large computing infrastructure and industry recognized staffs will have a significant advantage going forward.  Demand for the Company’s services continued to improve in 2002 from prior periods, but margins continued to remain at historically low levels.  It remains unclear as to when the seismic service industry will recover.  Until such a recovery occurs, the Company’s results will continue to be negatively impacted.

Seismic Acquisition Services

The Company is engaged in land-based and transition zone seismic acquisition services on a contract basis for its clients.  The Company’s equipment is capable of collecting both 2D and 3D seismic acquisition data, has a combined recording capacity of approximately 9,000 channels and can be configured to operate up to 3 crews.  A majority of the Company’s land and transition zone acquisition services involve 3D surveys.  The Company is currently operating two crews.  The majority of the Company’s seismic acquisition activities has been in the Gulf Coast and Rocky Mountain region of the United States.

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

Seismic Data Processing

The Company currently operates one seismic data processing center in Houston, Texas capable of processing 2D and 3D seismic data acquired from its own crews as well as data acquired by other geophysical crews.  A majority of the Company’s data processing services is performed on 3D seismic data.  Seismic data is processed to produce an image of the earth’s subsurface using proprietary computer software and techniques developed by the Company.  The Company also reprocesses older seismic data using new techniques designed to enhance the quality of the data.

The Company’s data processing center operates a high capacity clustered processing environment built around Sun Microsystems and Intel computers.  During 2001, the Company completely modified its proprietary geophysical software to execute within a clustered computing environment.  This enabled the Company to replace its high end Sun Microsystems servers with low cost “computer clusters.”  The Company processes land and marine seismic data and provides a full suite of seismic interpretation products and services.

The geophysical industry is highly technical, and the technological requirements for the acquisition and processing of seismic data have increased continuously over time.  Thus, the Company must continually take steps to ensure that its technological capabilities are comparable or superior to those of its competitors, whether through continuing research and development, strategic alliances with equipment manufacturers or by acquiring technology under license from others.  The Company has introduced several technological innovations that have become industry-standard products in the seismic data processing business.  These include its proprietary AVO (amplitude variation with offset) processing, more specifically within AVO the relationship between normal incidence reflectivity and poisson’s (relationship between the sheer velocity and p velocity) reflectivity and time migration algorithms including FK (which represents frequency wave number), finite difference and Kirchoff.  The Company’s Gulf of Mexico well log database, deep water Gulf of Mexico field studies and rock properties database continue to be unique products offered in the seismic data processing area.

In August 2000, the Company initiated, in collaboration with TGS-NOPEC (a leading provider of non-exclusive seismic data to the oil and gas industry), the start of a Deep Water Field Study interpretation project.  The study encompasses 50 fields in the deep water of the Gulf of Mexico and is designed to provide a comparison of the key elements affecting seismic detection of hydrocarbon bearing reservoirs.  The project was pre-committed by four oil and gas companies in 2001, and the Company believed it would receive additional commitments for this product in 2002.  However, no additional commitments were received.

The Company’s seismic data processing operations are conducted by Geophysical Development Corporation (“GDC”), its wholly-owned subsidiary.  GDC, which was founded in 1981 to provide geophysical processing, interpretation, software and consultation services to the oil and gas industry, was acquired by the Company in April 1998.

Capital Expenditures

The seismic service industry is capital intensive, and the Company will need to raise additional capital to continue to expand its seismic service capabilities.  The cost of sophisticated seismic acquisition equipment has increased significantly over the last several years.  The cost of equipping a crew with a state-of-the-art system such as an I/O System Two, can range from $4 to $10 million.  The Company’s ability to expand its business operations is dependent upon the availability of internally generated cash flow and financing alternatives.  Such financing may consist of bank or commercial debt, equity or debt securities or any combination thereof.  There can be no assurance that the Company will be successful in obtaining additional financing if and when required on terms acceptable to the Company.  Any substantial alteration or increase in the Company’s capitalization through the issuance of debt or equity securities or otherwise may significantly increase the leverage and decrease the financial flexibility of the Company.  Due to the uncertainties surrounding the changing market for seismic services, increases in technological requirements, and other matters associated with the Company’s operations, the Company is unable to estimate the amount of any financing that it may need to acquire, upgrade and maintain seismic equipment and continue its diversification as a full-scale geotechnology enterprise.  If the Company is unable to obtain such financing if and when needed, it will be forced to curtail its business objectives, and to finance its business activities with only such internally generated funds as may then be available.

Operating Conditions

The Company’s seismic acquisition activities are often conducted under extreme weather, in difficult terrain and under other hazardous conditions.  As a result, these activities are subject to risks of injury to Company personnel and loss of seismic acquisition equipment.  The Company maintains insurance against the destruction of its seismic acquisition equipment and injury to person and property that may result from its operations and considers the amount of such insurance to be adequate.  However, the Company is not fully insured for all risks, either because such insurance is not available or because the Company elects not to obtain insurance coverage because of cost.

Fixed costs, including costs associated with operating leases, labor costs, depreciation and interest expense account for a substantial percentage of the Company’s costs and expenses.  Accordingly, downtime or low productivity resulting from weather interruptions, reduced demand, equipment failures or other causes can result in significant operating losses.

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

Marketing

The Company’s seismic acquisition and seismic data processing services are marketed from its Houston office.  While the Company relies upon the traditional utilization of Company personnel in making sales calls, it anticipates receiving a significant amount of work through word-of-mouth referrals and sales, repeat customer sales and the Company’s industry reputation and presence of its personnel.

Contracts are obtained either through competitive bidding, in response to invitations to bid, or by direct negotiation with a prospective client.  A significant portion of the Company’s contracts result from competitive bidding.  Contracts are awarded primarily on the basis of price, crew experience and availability, technological expertise and reputation for dependability and safety.

Seismic acquisition contracts, whether bid or negotiated, provide for payment on either a turnkey or a time basis or on a combination of both methods.  A turnkey contract provides for a fixed fee to be paid per square mile of data acquired.  Such a contract causes the Company to bear substantially all the risks of business interruption caused by weather delays and other hazards.  Time contracts provide for payments based on agreed rates per units of time, which may be expressed in periods ranging from days to months.  This type of contract causes the client to bear substantially all of the business interruption risks.  When a combination of both turnkey and time methods is used, the risk of business interruption is shared by the Company and the client.  In either case, progress payments are usually required unless it is expected the job can be accomplished in a short period.  The Company’s contracts for seismic acquisition have been predominantly on a turnkey or combination of turnkey/time basis.  The Company’s contracts currently provide that the seismic data acquired by the Company is the exclusive property of the Company’s client.  Substantially all of the Company’s data processing contracts are on a turnkey basis.

Customers

The Company’s customers include a number of major oil industry companies and their affiliates, including Devon Energy Corporation, Seitel, Marathon, BP and Phillips as well as many smaller, independent oil and gas companies.  Seismic acquisition revenues totaled approximately $17,300,000.  Seismic Assistants, Ltd. accounted for approximately $9,0000,000, representing 52% of the Company’s seismic acquisition revenues and approximately 39% of the Company’s consolidated revenues.  In addition, Seitel accounted for approximately $6,100,000, representing 35% of the Company’s seismic acquisition revenues and approximately 27% of the Company’s consolidated revenues.  The Company’s seismic data processing revenues totaled approximately $5,400,000.  Sasol Petroleum International Ltd. accounted for approximately $1,000,000, representing 19% of the Company’s seismic data processing revenues.  Additionally, Noble Energy Corporation accounted for approximately $633,000, representing 12% of the Company’s seismic data processing revenues.  No customer of the Company’s seismic data processing segment accounted for 10% or more of the Company’s consolidated revenues.

Backlog

At March 31, 2003, the Company’s backlog of commitments for services was approximately $29,500,000.  It is anticipated that significantly all of the March 31, 2003 backlog will be completed in the next 12 months.  This backlog consists of written orders or commitments believed to be firm.  Contracts for services are occasionally varied or modified by mutual consent and in certain instances are cancelable by the customer on short notice without penalty.  As a result of these factors, the Company’s backlog as of any particular date may not be indicative of the Company’s actual operating results for any succeeding fiscal period.

Competition

The acquisition and processing of seismic data for the oil and gas industry is highly competitive.  Although reliable comparative figures are not available, the Company believes its principal competitors have more extensive and diversified operations and also have financial, operating and other resources substantially in excess of those available to the Company.  Competitive factors include the type and capability of equipment used to conduct seismic surveys and that equipment’s availability.  In addition to price, the performance and dependability of a crew significantly affect a potential customer’s decision to award a contract to the Company or one of its competitors.

The Company’s major competitors include WesternGeco, Veritas DGC, Inc., Eagle Geophysical, Inc., Dawson Geophysical Company and PGS, Inc.

Regulation

The Company’s operations are subject to numerous federal, state and local laws and regulations.  These laws and regulations govern various aspects of operations, including the discharge of explosive materials into the environment, requiring removal and clean-up of materials that may harm the environment or otherwise relating to the protection of the environment and access to private and governmental land to conduct seismic surveys.  The Company believes it has conducted its operations in substantial compliance with applicable laws and regulations governing its activities.

The Company’s HS&E Manager (Health, Safety and Environmental) is generally responsible for the Company meeting and remaining in compliance with its regulatory requirements.  The Company also has a Health, Safety and Environmental Advisor who maintains and administers the Health, Safety and Environmental programs for the Company’s field personnel.  The costs associated with these individuals, such as salaries and benefits, are not material to the overall financial condition of the Company.  The cost of acquiring permits and remaining in compliance with environmental laws and regulations, court research, environmental studies, archeological surveys and cultured resource surveys are generally borne by the Company’s customers.

Technology

The Company relies on certain proprietary information, trade secrets, and confidentiality and licensing agreements (collectively, “Intellectual Property”) to conduct its current operations.  The Company’s future success will depend, in part, on its ability to maintain and preserve its Intellectual Property, without infringing the rights of any third parties.  There can be no assurance that the Company will be successful in protecting its Intellectual Property or that its competitors will not develop technologies that are substantially equivalent or superior to the Company’s technologies.  The Company continues to incur expenses associated with research and development and expects that research and development expenditures will increase as the Company’s expansion into other areas of seismic operations develops.  During the last two years, the Company has spent approximately $950,000 on ongoing research and development projects.

Employees

At March 31, 2003, the Company had approximately 157 employees, all of which were full-time employees of the Company.  None of the Company’s employees is a party to a collective bargaining agreement.  The Company considers the relations with its employees to be good.

Item 2.                     Description of Property.

In September 2001, the Company relocated its corporate headquarters, its seismic data processing operation and certain of its seismic acquisition operations to One Riverway, Houston, Texas 77056.  Prior to this relocation, the Company’s headquarters and these operations were located at 8401 Westheimer, Houston, Texas 77063.  The Company leases approximately 18,500 square feet of office space at its new location under a lease expiring November 30, 2007.  The Company’s current annual rent under this lease is approximately $399,000.  In addition, the Company owns approximately one acre of property in Brookshire, Texas, which is serving as the Company’s maintenance facility for its seismic acquisition operations.  The Brookshire property consists of a facility of approximately 5,400 square feet where maintenance activities are conducted, and a smaller storage facility of approximately 1,200 square feet.  The Brookshire facility is subject to a Deed of Trust, Security Agreement and Fixtures Financing Statement dated March 1, 1996 from Quantum Geophysical, Inc. (now Quantum Geophysical Services, Inc.), Mortgagor, to Benefit Life Insurance Company, Mortgagee.  The Company currently has no plans to renovate, improve or develop any of the foregoing properties, and believes each of the properties is adequately covered by insurance.  The Company believes that its present facilities are sufficient for the foreseeable future.

The Company does not invest in real estate, interests in real estate or real estate mortgages and does not acquire assets primarily for capital gain or primarily for income.

Item 3.                     Legal Proceedings.

Neither the Company nor any of its subsidiaries is a party to any pending legal proceedings other than certain routine litigation that is incidental to the Company’s business and that the Company believes is unlikely to materially impact the Company.  Moreover, the Company is not aware of any such legal proceedings that are contemplated by governmental authorities with respect to the Company, any of its subsidiaries, or any of their respective properties.

Item 4.                     Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

At the Annual Meeting of Stockholders held on March 18, 2003, stockholders voted to approve a series of debt restructuring transactions, including a reverse stock split of the Common Stock at a ratio of 1- for 100.  Disinterested stockholders approved the restructuring and reverse stock split by a margin of more than three to one.

PART II

Item 5.                     Market for Common Equity and Related Stockholder Matters.

The Company’s Common Stock, $.01 par value per share (the “Common Stock”) is traded on the Nasdaq OTC Bulletin Board under the trading symbol “GEOK.”  As of December 31, 2002, the Company had 353 stockholders of record, however since many shares may be held by investors in nominee names such as the name of their broker or their broker’s nominee, the number of record holders often bears little relationship to the number of beneficial owners of the Common Stock.

The following table sets forth the high and low closing bid for the Common Stock during the Company’s most recent fiscal quarter and its last two fiscal years as reported by the National Association of Security Dealers on the Nasdaq OTC Bulletin Board.  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low

Twelve Months Ended December 31, 2002
Quarter Ended March 31, 2002	.05	.01
Quarter Ended June 30, 2002	.05	.01
Quarter Ended September 30, 2002	.05	.01
Quarter Ended December 31, 2002	.03	.01

Twelve Months Ended December 31, 2001
Quarter Ended March 31, 2001	.25	.16
Quarter Ended June 30, 2001	.21	.14
Quarter Ended September 30, 2001	.20	.08
Quarter Ended December 31, 2001	.08	.04

The Company has never paid cash dividends on its Common Stock and the Board of Directors intends to retain all of its earnings, if any, to finance the development and expansion of its business. In addition, the Company is prohibited from paying cash dividends under the Indenture governing its 2003 Notes and 2005 Notes unless the Company achieves certain profit levels and complies with certain financial covenants.  There can be no assurance that the Company’s operations will prove profitable to the extent necessary to pay cash dividends.  Moreover, even if such profits are achieved, future dividend policy will depend upon the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company’s Board of Directors.

The Company has completed the equity and debt financing transactions described in this report under the caption, “Certain Relationships and Related Transactions—Other Transactions” and believes each of such transactions was exempt from registration pursuant to Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

Securities Authorized for Issuance Under Equity Compensation Plans

The follow table sets for certain information about the Company's equity compensation plans as of December 31, 2002.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,188,166	$1.14	5,499,334
Equity compensation plans not approved by security holders	0	$0	0
Total	2,188,166	$1.14	5,499,334

Item 6.                     Management’s Discussion and Analysis or Plan of Operation.

General

The seismic service industry downturn, combined with the Company’s significant debt obligations, has negatively impacted the Company’s operating and financial results since 1999. These circumstances have made it difficult for the Company to meet its financial obligations in a timely manner and raised substantial doubt about the Company’s ability to continue as a going concern. The Company has attempted on various occasions to restructure its obligations in anticipation of a positive turnaround in the seismic service industry.  The Company’s financial position was further weakened during 2001 when its seismic acquisition business suffered a substantial and unexpected loss of approximately $1,500,000 on a seismic acquisition project that took significantly longer than expected to complete due to customer permit issues and adverse weather conditions during the months of June and November.  The Company believed this project would be profitable until the fourth quarter of fiscal 2001 and approximately 70% of the Company’s operating loss was recognized in that quarter.  Although operating results in fiscal 2001 were disappointing, demand for the Company’s services improved significantly when compared to the same period of fiscal 2000.  Company revenues increased by approximately 41% in 2001 as compared to revenues achieved in 2000.  This trend continued into 2002.  Although not as substantial as the previous year, Company revenues in fiscal 2002 again increased, by approximately 3%, as compared to revenues achieved in 2001.  However, the Company continues to experience significant competition in its market place, due primarily to surplus capacity for both acquiring and processing data, which in turn negatively impacts the prices the Company can charge for its services.

By the end of 2001, the Company’s Board of Directors had determined that the Company would need to restructure substantially all of its indebtedness in order to continue operations.  As an initial step in the restructuring process, the Company attempted to address its immediate cash flow shortages when it successfully restructured approximately $3,400,000 of accounts payable by converting such payables into one-year unsecured promissory notes.  The notes provide for 12 level monthly payments to be made to the holders including 12% interest on the remaining unpaid balance.  As of January 2003, all amounts owed on these notes had been completely satisfied.  During 2002, the Company negotiated a comprehensive debt restructuring with the 2003 and 2005 Noteholders and GeoLease.  As a condition to the closing of the restructuring, more fully described in the Liquidity and Capital Resources section, the Company must complete a $3,500,000 private placement of the Company’s Common Stock in order to fund the restructuring.  The Company is negotiating with an investment group that has shown a willingness to make such an investment.

These transactions are subject to a number of conditions precedent, including, among other things, the approval of such transactions by a majority of the existing holders of the Company’s Common Stock.  These transactions were approved by the stockholders at an annual meeting of stockholders held on March 18, 2003.  The Company anticipates the restructuring and reverse stock split will be completed in the second quarter of 2003, however, the transactions are subject to a number of other conditions precedent, including the completion of a $3,500,000 private placement of Common Stock.  As a result, there can be no assurance that any of such transactions will be completed.

Management believes that the plan described above provides the opportunity for the Company to continue as a going concern.  The Company is currently operating two seismic acquisition crews.  The Company’s existing backlog is sufficient to keep two seismic acquisition crews operating through most of 2003.  During 2001, the Company converted its seismic data processing center to a high capacity clustered processing environment built around Sun Microsystems and Intel computers.  The Company also modified its proprietary geophysical software to execute within a clustered computing environment.  The Company processes land and marine seismic data and provides a full suite of seismic interpretation products and services.  The Company’s seismic data processing operation continues to have a portion of its computing capacity unutilized.

Results of Operations

Revenues for the 12 months ended December 31, 2002 were $22,704,934 as compared to $22,072,963 for the same period of 2001, an increase of 3%.  This increase is attributable to the Company’s seismic acquisition activities.  Seismic acquisition revenues for 2002 totaled $17,286,879 as compared to $15,793,863 for 2001, an increase of 9%.  This increase is due primarily to increased utilization of the Company’s two acquisition crews during 2002.  Seismic data processing revenues for

2002 totaled $5,418,055 as compared to $6,279,100 in 2001, a decrease of 14%.  In 2001, the Company undertook a Deep Water Field Study interpretation project, in collaboration with TGS-NOPEC (a leading provider of non-exclusive seismic data to the oil and gas industry).  The Company’s results were positively impacted by this study in 2001.  The Company realized no revenue from this project in 2002 and that is primarily responsible for the decline in 2002 revenues at seismic data processing.  Although the Company’s revenues increased in 2002, the Company continues to experience intense competition in both its seismic acquisition and seismic data processing segments.  This situation continues to negatively impact the prices the Company can charge for its services.  The Company’s results will continue to be hindered until there is a significant improvement in the industry’s pricing environment.

Operating expenses for 2002 totaled $20,729,128 as compared to $24,386,720 for the same period of 2001, a decrease of 15%.  This decrease is primarily the result of reduced third party charges incurred at seismic acquisition as well as reduced operating lease expenses at both seismic acquisition and data processing and reduced maintenance costs at seismic data processing which resulted from the Company’s conversion of its seismic data processing center to a high capacity clustered processing environment.

General and administrative expense for the 12 months ended December 31, 2002 were $1,777,369 as compared to $1,702,051 for the same period of 2001, an increase of 4%.  This increase is primarily a result of increased legal expenditures associated with the Company’s ongoing restructuring efforts.

Depreciation and amortization expense for 2002 totaled $3,299,447, as compared to $7,172,688 for the same period of 2001, a decrease of 54%.  During the fourth quarter of 2001, the Company determined that the remaining value of goodwill was deemed to have been fully impaired and was written off through a charge in the amount of $19,312,781.  This situation is primarily responsible for the substantial decrease in depreciation and amortization expense realized in 2002.

The Company had a net loss of $13,933,625, or ($0.73) per share, for the 12 months ended December 31, 2002, as compared to a net loss of $39,935,534, or ($2.10) per share, for the same period of 2001.  In 2001, the Company impaired the remaining value of its goodwill and suffered a significant loss on one of the Company’s seismic acquisition projects.  During 2002, the Company did not incur such charges and saw a significant reduction in its net loss.

Liquidity and Capital Resources

The seismic service industry downturn, combined with the Company’s significant debt obligations, has negatively impacted the Company’s operating and financial results since 1999. These circumstances have made it difficult for the Company to meet its financial obligations in a timely manner and raised substantial doubt about the Company’s ability to continue as a going concern. The Company has attempted on various occasions to restructure its obligations in anticipation of a positive turnaround in the seismic service industry.  The Company’s financial position was further weakened during 2001 when its seismic acquisition business suffered a substantial and unexpected loss of approximately $1,500,000 on a seismic acquisition project that took significantly longer than expected due to customer permit issues and adverse weather conditions during the months of June and November.  The Company expected this project to be profitable until the fourth quarter of the fiscal year ended December 31, 2001 and approximately 70% of the Company’s operating loss was recorded in that quarter.

As a result of the conditions outlined above, the Company incurred a loss of approximately $13,900,000 during 2002 and a loss of approximately $39,900,000 during 2001, leaving the Company with an equity deficit of approximately $86,700,000 at December 31, 2002.  Additionally, the Company’s current liabilities exceed its current assets by approximately $19,700,000 at December 31, 2002.  However, approximately $8,600,000 of this deficit position is a result of the liability associated with the Company’s equipment lease with GeoLease and approximately $9,000,000 of this deficit position is a liability associated with the Company’s 2003 Senior Secured Notes.  The Company expects to restructure both of these obligations as part of the proposed restructuring transactions outlined below.

By the end of 2001, the Board of Directors of the Company determined that the Company would need to restructure substantially all of its indebtedness in order to continue operations.  As an initial step in the restructuring process, the Company attempted to address its immediate cash flow shortages when it successfully restructured approximately $3,400,000 of accounts payable by converting such payables into one-year unsecured promissory notes.  The notes provide for 12 level monthly payments to be made to the holders including 12% interest on the remaining unpaid balance.  As of January 2003, all amounts owed on these notes had been completely satisfied.  During 2002, the Company negotiated a comprehensive debt restructuring with the 2003 and 2005 Noteholders and GeoLease, the holder of the Company’s primary equipment lease.  The principal elements of the restructuring are:

1.                                       The Company will complete a 1-for-100 reverse stock split of its outstanding Common Stock (the “Reverse Stock Split”) in order to make available additional shares of authorized Common Stock for the restructuring.

2.                                       The holders of the 2005 Notes (the “2005 Noteholders”) will surrender and cancel the 2005 Notes held by them in exchange for an aggregate of $15,000 cash paid at closing out of the proceeds of the $3,500,000 private placement of Common Stock (the “Private Placement”). All existing warrants held by the 2005 Noteholders will be cancelled.

3.                                       The holders of the 2003 Notes (the “2003 Noteholders”) will convert the indebtedness evidenced by the 2003 Notes held by them into an aggregate of up to 15% of the Company’s Common Stock giving effect to the Reverse Stock Split or, at their option, receive an aggregate of up to $135,000 cash paid at closing out of the proceeds of the Private Placement in lieu of shares of Common Stock. All existing warrants held by the 2003 Noteholders will be cancelled.

4.                                       The Equipment Lease with GeoLease currently provides for monthly lease payments of $260,000 which the Company is able to defer until the lease expiration date (with all deferred amounts being subject to additional late payment charges of 18% per annum).  The Company has been deferring its monthly lease payments since October 2000 (approximately $6,240,000 as of February 1, 2003) as permitted under the Equipment Lease, and has accrued $1,316,386 in late payment charges applicable to such deferred amounts as of February 1, 2003.  Pursuant to the restructuring, the Company will restructure its lease obligations under the Equipment Lease to, among other things (i) reduce the accrued lease balance owed to GeoLease as of April 30, 2002 from $6,672,530 to $3,700,000, which amount shall be frozen but will continue to accrue simple interest at 6% per annum from May 1, 2002 until April 30, 2004, when such balance shall become payable in full, (ii) reduce the monthly payments under the lease from $260,000 to $62,400 (inclusive of any applicable taxes) per month beginning May 1, 2002, and (iii) eliminate the $1,900,000 deferred rent obligation to GeoLease. In exchange, the Company will, among other things, (w) pay GeoLease $1,000,000 in cash out of the proceeds of the Private Placement, (x) pay GeoLease an amount of cash out of the proceeds of the Private Placement equal to $62,400 (inclusive of any applicable taxes) for each calendar month (or portion thereof) from May 1, 2002 through the closing of the Restructuring, (y) issue GeoLease 28% (excluding shares reserved for options available for grant under the Company’s 2002 Stock Awards Plan and certain residual warrants and options remaining outstanding at the closing of the restructuring) of the Company’s

Common Stock outstanding immediately following the restructuring, plus the remainder of the shares of Common Stock not subscribed for by 2003 Noteholders who elect to receive cash in lieu of Common Stock in exchange for their notes and warrants, and (z) pay GeoLease up to $135,000 of cash not distributed to 2003 Noteholders who elect to receive shares of Common Stock in lieu of cash in exchange for their notes and warrants.  The original expiration date of this lease was October 1, 2002.  The expiration date has been extended until May 1, 2003 to grant the Company sufficient time to complete the restructuring.

As a condition to the closing of the restructuring, the Company must complete the $3,500,000 Private Placement of the Company’s Common Stock in order to fund the restructuring.  The group of investors purchasing the $3,500,000 of Common Stock in the Private Placement will receive shares representing an aggregate of 56% of the Company’s Common Stock outstanding immediately following the restructuring giving effect to the Reverse Stock Split.

At an annual meeting of stockholders held on March 18, 2003, stockholders voted to approve the restructuring transactions and the Reverse Stock Split.  The Company anticipates a closing of the restructuring and Reverse Stock Split will occur in the second quarter of 2003.

Management believes that the transactions outlined above provide the opportunity for the Company to continue as a going concern.  However, the transactions are subject to a number of conditions precedent and as a result, there can be no assurance that any such transactions will be completed or that the Company will be able to meet its ongoing financial obligations until such approvals are obtained.

Item 7.                     Financial Statements

The Company’s Annual Consolidated Financial Statements, Notes to Consolidated Financial Statements and the report of Fitts, Roberts & Co., P.C., independent certificate public accountants, with respect thereto, referred to in the Table of Contents as Financial Statements, appear elsewhere in this report beginning on Page F-1.

Item 8.                     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 9.                     Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Officers

Set forth below are the names, ages and positions of the directors and executive officers of the Company.  Each of the directors named below were elected at the Company’s 2002 Annual Meeting of the Stockholders for a term of one year or until their successors were elected.  Each of the directors named below will be nominated at the 2003 Annual Meeting of Stockholders to serve on the Company’s Board of Directors for additional one year terms or until their successors are elected.

Name	Age	Position with the Company	Office Held Since

William R. Ziegler	60	Chairman (non executive) since February 2, 1999 and Director	1997

Lynn A. Turner	52	President and Chief Operating Officer	1997

Michael A. Dunn	47	Vice President and Chief Technology Officer	1997

Thomas J. Concannon	49	Vice President and Chief Financial Officer	1997

Michael A. Schott	58	Vice President of Financial Reporting and Compliance	1998

Christopher M. Harte	54	Director	1997

Steven A. Webster	50	Director	1997

There are no family relationships between any of the directors or executive officers of the Company.

William R. Ziegler, age 60, has served as a member of the Company’s Board of Directors since August 1, 1997 and has served as the Company’s Chairman (non-executive) since February 2, 1999.  Mr. Ziegler is of counsel to the law firm of Satterlee Stephens Burke & Burke, LLP, located in New York, New York.  Since June 1994, Mr. Ziegler served as Chairman of the New York law firm of Parson & Brown, L.L.P. which merged with Satterlee Stephens Burke & Burke, LLP effective September 1, 1999.  Mr. Ziegler was formerly a partner of Whitman Breed Abbott & Morgan, located in New York, New York (1993 - May 1994), and a predecessor law firm, Whitman & Ransom (since 1976).  Mr. Ziegler is a director of and Vice Chairman of Grey Wolf, Inc. (an International Land Drilling Company), a director of Flotek Industries Inc. (an oil services equipment supplier) and a general partner of Blackhawk Capital Partners, the managing member of Blackhawk Investors, L.L.C.

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

Thomas J. Concannon, age 49, has served as a Vice President and the Chief Financial Officer of the Company since July 15, 1997.  Prior to joining the Company, Mr. Concannon worked for four years as a private consultant for various energy companies.  Prior to that time, Mr. Concannon served as President of NJR Energy, an exploration company and as a director of its parent company, NJ Resources, Inc.  Mr. Concannon has over 15 years of energy industry experience.

Michael A. Schott, age 58, has served as Vice President of Financial Reporting and Compliance and Secretary since August 5, 1998. Prior to joining the Company, Mr. Schott served eight years as a Vice President and shareholder of a public accounting firm in San Antonio, Texas.  Prior to that time Mr. Schott served as Controller, then Senior Vice President and Treasurer of Venus Oil Company.  Mr. Schott is a Certified Public Accountant with more than 30 years of experience, including 10 years in the oil and gas exploration industry and 20 years in the practice of public accounting.  Mr. Schott is a member of the Texas Society of Certified Public Accountants and the American Institute of CPAs.

Christopher M. Harte, age 54, is a private investor and has served as a member of the Company’s Board of Directors since August 1, 1997.  From 1992 to 1994, Mr. Harte was the President of Portland Newspapers, Inc.  Mr. Harte is a director of several corporations, including Harte-Hanks Communications, Inc. (a direct marketing and shopper publishing company) and Crown Resources Corporation (a precious metals mining company), and is an investor member of Blackhawk Investors, L.L.C.

Steven A. Webster, age 50, has served as a member of the Company’s Board of Directors since August 1, 1997.  Mr. Webster is the Chairman of Carrizo Oil & Gas, Inc., an independent oil and gas company which is listed on the Nasdaq.  From January 1998 to June 1999, Mr. Webster served as the President and Chief Executive Officer of R&B Falcon Corporation, and from November 1991 to December 31, 1997, was the Chairman, Chief Executive Officer and Treasurer of Falcon Drilling Company, Inc., a marine oil and gas drilling contractor that, prior to becoming a wholly-owned subsidiary of R&B Falcon Corporation on January 1, 1998, was listed on the New York Stock Exchange.  Mr. Webster is a Managing director of Global Energy Partners, a wholly-owned affiliate of Credit Suisse First Boston.  Mr. Webster serves as a director of Grey Wolf, Inc. (an international land drilling company), Crown Resources Corporation (a precious metals mining company), Carrizo Oil & Gas, Inc., and as a trust manager of Camden Property Trust (a real estate investment trust).  Mr. Webster is also a general partner of Equipment Asset Recovery Fund (an investment fund), a general partner of Somerset Capital Partners, and a general partner of Blackhawk Capital Partners, the managing member of Blackhawk Investors, L.L.C.

Meetings; Committees

The Company’s Board met formally once during the fiscal year ended December 31, 2002. Each incumbent director of the Company attended this Board Meeting.  Although in October 2001 the Board designated itself as an audit committee, the Board has not convened or acted in such capacity since that designation.  As a result, the information required by Item 7(a) and (d) of Schedule 14A is not applicable. The Company does not have separate nominating or compensation committees of the Board.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of the Common Stock and other equity securities of the Company. Officers, directors, and greater than ten percent beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16(a)-3(e) during the fiscal year ended December 31, 2002 and Form 5 and amendments thereto furnished to the Company with respect to such period, the Company is not aware of any director, officer, or beneficial owner of greater than ten percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act that has failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the Company’s most recent fiscal year.

Item 10.              Executive Compensation.

Summary Compensation Table

The following table reflects all forms of compensation paid to the Company’s chief executive officer and its other executive officers for each of the Company’s last three completed fiscal years.  No other director or executive officer received compensation which exceeded $100,000 during any of such periods.

		Annual compensation				Long term compensation
						Awards		Payouts
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other annual compensation ($) (e)		Restricted Stock Awards ($) (f)	Securities underlying options/SARs (#) (g)	LTIP payouts ($) (h)	All other Compensation ($) (i)
Lynn A. Turner,	2002	$135,000	—	$9,346	(1)	—	—	—	—
President and Chief	2001	$135,000		$7,031	(1)
Operating Officer	2000	$135,000		$6,231	(1)

Michael A. Dunn, Vice	2002	$150,000	—	—		—	—	—
President and Chief	2001	$150,000		$5,769	(1)
Technology Officer	2000	$150,000

Thomas J. Concannon,	2002	$120,000	—	—		—	—	—
Vice President and Chief	2001	$120,000
Financial Officer	2000	$120,000

Michael A. Schott,	2002	$105,000	—	—		—	—	—	—
Vice President of	2001	$105,000
Financial Reporting and Compliance and Secretary	2000	$105,000

(1)                                  Reflects additional compensation for accrued but unused vacation.

Option/SAR Grants in Last Fiscal Year

The Company did not grant any stock options or stock appreciation rights (“SARs”) to any of its executive officers during the fiscal year ended December 31, 2002.

Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

None of the Company’s executive officers exercised any options during the fiscal year ended December 31, 2002.  The Company did not issue any SARs during the fiscal year ended December 31, 2002. As of December 31, 2002, none of the stock options held by the executive officers named above had a value that exceeded the exercise price of any such options.  The following table sets forth the number of shares underlying the unexercised options of each of the Company’s executive officers as of December 31, 2002:

Name	Exercisable	Unexercisable
Lynn A. Turner	500,000	-0-
Michael A. Dunn	500,000	-0-
Michael A. Schott	200,000	-0-

Long-Term Incentive Plans - Awards in Last Fiscal Year

None of the Company’s executive officers was granted awards under any long-term incentive plan during the fiscal year ended December 31, 2002.

Compensation of Directors

Directors of the Company are not currently compensated for their services as directors.  Directors, who are not employees or officers of the Company, are reimbursed for their actual expenses incurred in attending meetings of the Board of Directors.

Employment Agreements

The Company is not currently a party to any employment agreements with officers.

Item 11.              Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of December 31, 2002, the number of shares of the Company’s Common Stock beneficially owned by (i) each person known by the Company (based on filings under Section 13(d) or 13(g) of the Exchange Act) to be the holder of more than five percent of its voting securities, (ii) each director or nominee for election as a director, (iii) each executive officer, and (iv) all of the Company’s directors and officers as a group. Unless otherwise indicated, each holder has sole voting and investment power with respect to the shares of Common Stock owned by such holder.

Name and Address of Beneficial Owner or Group	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class(1)

Jay D. Haber 2310C Nantucket Houston, TX 77057	Common	951,734 shares(2)	5.00%

Steven A. Webster 14701 St. Mary’s Lane, Suite 800 Houston, TX 77079	Common	12,352,410 shares(3)	55.28%

William R. Ziegler 230 Park Avenue New York, NY 10169	Common	12,352,424 shares(4)	55.28%

Christopher M. Harte 217 Commercial Street, Suite 200 Portland, ME 04101	Common	479,902 shares(5)	2.46%

Lynn A. Turner One Riverway, Suite 2100 Houston, TX 77056	Common	500,000 shares(6)	2.57%

Michael A. Dunn One Riverway, Suite 2100 Houston, TX 77056	Common	500,000 shares(6)	2.57%

Michael A. Schott One Riverway, Suite 2100 Houston, TX 77056	Common	200,000 shares(6)	1.04%

Blackhawk Investors, L.L.C. 14701 St. Mary’s Lane, Suite 800 Houston, TX 77079	Common	8,666,667 shares(7)	45.63%

Blackhawk Capital Partners 14701 St. Mary’s Lane, Suite 800 Houston, TX 77079	Common	8,666,667 shares(8)	45.63%

CSFB Entities	Common	22,362,204(9)	54.07%

Chase Equity Associates, L.P.	Common	10,648,669(10)	35.93%

Spindrift Partners, L.P.	Common	5,324,334(11)	21.90%

All Directors and Executive Officers as a Group	Common	14,957,555 shares(12)	60.76%

(1)                                  These percentages are calculated on the basis of 18,992,156 shares of Common Stock, that were issued and outstanding on December 31, 2002, plus, with respect to each person, group or entity listed, such number of shares of Common Stock as such person or entity has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights held by such person or entity. Certain shares are deemed beneficially owned by more than one person or entity listed in the table.

(2)                                  Includes 951,734 shares of Common Stock owned of record by Mr. Haber.

(3)                                  Includes (i) 591,603 shares of Common Stock issuable pursuant to warrants held by Mr. Webster, (ii) 333,326 shares owned of record by Mr. Webster, (iii) 8,666,667 shares of Common Stock owned of record by Blackhawk Investors, L.L.C. (“Blackhawk”) and (iv) 2,760,814 shares of Common Stock issuable pursuant to warrants held by Somerset Capital Partners (“SCP”), since Mr. Webster is one of three general partners of SCP.

(4)                                  Includes (i) 591,603 shares of Common Stock issuable pursuant to warrants held by Mr. Ziegler, (ii) 333,340 shares owned of record by Mr. Ziegler, (iii) 8,666,667 shares of Common Stock owned of record by Blackhawk and (iv) 2,760,814 shares of Common Stock issuable pursuant to warrants held by SCP, since Mr. Ziegler is one of three general partners of SCP.

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

(6)                                  Refers to vested stock options to purchase Common Stock held by the named executive.

(7)                                  Includes (i) 8,666,667 shares owned of record by Blackhawk.

(8)                                  Includes (i) 8,666,667 shares owned of record by Blackhawk, which are deemed beneficially owned by Blackhawk Capital Partners as the managing member of Blackhawk.

(9)                                  Refers to shares of Common Stock issuable pursuant to warrants beneficially owned by Credit Suisse First Boston, Inc. and its subsidiaries to the extent such companies are a part of the Credit Suisse First Boston business unit (“CSFB business unit”). Pursuant to a Schedule 13D/A filed January 29, 2001, Credit Suisse Group has expressly disclaimed beneficial ownership with respect to shares beneficially owned by its direct and indirect subsidiaries including companies comprising the CSFB business unit.

(10)                            Refers to shares of Common Stock issuable pursuant to warrants held by Chase Equity Associates, L.P.

(11)                            Refers to shares issuable pursuant to warrants held by Spindrift Partners, L.P.

(12)                            Includes an aggregate of (i) 9,333,333 issued and outstanding shares beneficially owned by the directors and executive officers as a group and (ii) 5,624,222 shares of Common Stock that such persons have the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights held by such persons.

Item 12.              Certain Relationships and Related Transactions.

Employment Agreements

The Company was a party to an employment agreement with Lynn A. Turner, dated July 15, 1997, pursuant to which Mr. Turner serves as the President and Chief Operating Officer of the Company, with overall responsibility for geophysical operations. The compensation payable to Mr. Turner under the employment agreement consisted of: (i) a “sign-on” bonus of $156,780 paid on February 13, 1998, (ii) an annual base salary of $135,000 per year, (iii) an annual incentive cash bonus equal to 100% of base salary if the Company’s geophysical operations met certain goals set forth in a plan to be established by the Board of Directors after consultation with Mr. Turner, plus an additional bonus in excess of annual base salary if the financial results of the Company’s geophysical operations exceeded such goals, and (iv) an option to acquire 500,000 shares of Common Stock, at an exercise price of $0.75 per share, which option vested in equal one-fifth increments of 100,000 shares each on each of July 15, 1998, 1999, 2000, 2001 and 2002, provided that he continued to be employed by the Company on such dates, and he exercises such option prior to or on July 15, 2004. Mr. Turner’s employment agreement had a term of five years and was terminable by the Company upon its good faith determination that there had been a willful violation of the terms of the agreement and in certain other events. Mr. Turner’s employment agreement expired July 15, 2002 and a new employment agreement is not currently being negotiated. Mr. Turner is currently an at-will employee and continues to serve as President and Chief Operating Officer of the Company at the annual base salary in effect at the expiration date of his employment agreement.  The terms of the expired employment agreement do not govern Mr. Turner’s current employment with the Company.

The Company was a party to an employment agreement with Michael A. Dunn, dated July 15, 1997, pursuant to which Mr. Dunn serves as a Vice President and the Chief Technical Officer of the Company. The compensation payable to Mr. Dunn under the employment agreement consisted of: (i) a “sign on” bonus of $90,000, paid upon commencement of employment, (ii) an annual base salary of $150,000 per year, (iii) an annual incentive cash bonus commensurate with his position at the Company in accordance with a plan to be established by the Board of Directors after consultation with Mr. Dunn, and (iv) stock options to acquire (A) 50,000 shares of Common Stock, at an exercise price of $0.75 per share, which option became exercisable on August 18, 1997 and had an expiration date of July 15, 2002, and (B) an additional 500,000 shares of Common Stock, at an exercise price of $0.75 per share, which option vested in equal one-fifth increments of 100,000 shares each on each of July 15, 1998, 1999, 2000, 2001 and 2002, provided that he continued to be employed by the Company on such dates, and he exercises such option prior to or on July 15, 2004. Mr. Dunn’s employment agreement had a term of five years and was terminable by the Company upon its good faith determination that there had been a willful violation of the terms of the agreement and in certain other events. Mr. Dunn’s employment agreement expired July 15, 2002 and a new employment agreement is currently not being negotiated.  Mr. Dunn is currently an at-will employee and continues to serve as Vice President and Chief Technical Officer of the Company at the annual base salary in effect at the expiration date of his employment agreement.  The terms of the expired employment agreement do not govern Mr. Dunn’s current employment with the Company.

The Company was a party to an employment agreement with Thomas J. Concannon dated July 15, 1997, pursuant to which Mr. Concannon served as a Vice President and the Chief Financial Officer of the Company. Mr. Concannon’s employment agreement expired on July 15, 2000 and a new employment agreement is not being negotiated.  Mr. Concannon is currently an at-will employee and continues to serve as Vice President and the Chief Financial Officer of the Company at the annual base salary in effect at the expiration date of his employment agreement.   The terms of the expired employment agreement do not govern Mr. Concannon’s current employment with the Company.

The Company was a party to an employment agreement with Michael A. Schott dated August 5, 1998, pursuant to which Mr. Schott serves as a Vice President of Financial Reporting and Compliance. The compensation payable to Mr. Schott under the employment agreement consisted of: (i) an annual base salary of $105,000 per year, (ii) participation in any and all current and future employee/officer incentive plans, employee/officer stock plans, employee/officer stock option plans and any and all other employee/officer benefit/compensation plans of the Company, (iii) a stock option to acquire an aggregate of 200,000 shares of Common Stock at an exercise price of $2.625 per share, which option vested in equal one-fifth increments of 40,000 shares on each of August 5, 1998 and August 5, 1999, 2000, 2001 and 2002, provided that he continued to be employed by the Company on such dates, and he exercises such option prior to or on August 5, 2004. Mr. Schott’s employment agreement had a term of four years and was terminable by the Company upon its good faith determination that there had been a willful violation of the terms of the agreement and in certain other events. Mr. Schott’s employment agreement expired August 5, 2002 and a new employment agreement is not currently being negotiated.  Mr. Schott is currently an at-will employee and continues to serve as Vice President of Financial Reporting and Compliance of the Company at the annual base salary in effect at the expiration date of his employment agreement.  The terms of the expired employment agreement do not govern Mr. Schott’s employment with the Company.

Other Related Transactions

In connection with certain financing transactions that were completed in April and July of 1997 with William R. Ziegler, Steven A. Webster and Blackhawk Investors, L.L.C. (of which Messrs. Ziegler and Webster serve as the two partners of its sole managing member), the Company entered into a three-year consulting agreement (beginning April 25, 1997) with William R. Ziegler, pursuant to which Mr. Ziegler agreed to provide the Company certain strategic planning and other consulting services.  Under Mr. Ziegler’s consulting agreement, Mr. Ziegler received a quarterly consulting fee equal to one-half of 1% of the total investment made by him and certain other persons on or before July 31, 1997 in debt and equity securities of the Company that were outstanding as of the end of each quarter during the term of the consulting agreement.  Mr. Zeigler’s consulting agreement expired on April 25, 2000 and was not renewed.  As of December 31, 2002 the Company owed Mr. Ziegler $389,873 in consulting fees pursuant to the agreement.  In addition, pursuant to the consulting agreement, the Company granted Mr. Ziegler options to purchase 50,000 shares of Common Stock of the Company at a price of $0.75 per share.  In addition, the Company entered into an Investment Monitoring Agreement with Blackhawk Capital Partners, the managing member of Blackhawk Investors, L.L.C., pursuant to which Blackhawk Capital Partners was appointed to oversee Blackhawk Investors, L.L.C.’s investments in the Company.  Blackhawk Capital Partners is entitled to be paid a fee of $25,000 per year under this agreement.  As of December 31, 2002, the Company owed Blackhawk Capital Partners $137,500 in consulting fees under this agreement.

On October 1, 1999, the Company restructured its obligations to the holders of the 1998 Notes and entered into a Securities Purchase Agreement  (the “1999 Purchase Agreement”) with the holders of the 1998 Notes and certain additional investors, including Steven A. Webster and William R. Ziegler, two of the Company’s directors (collectively, the “1999 Purchasers”), pursuant to which the Company completed a restructuring of the 1998 Notes, and received $4,000,000 in additional senior secured debt financing from the holders of the 1998 Notes and $1,000,000 from three other investors, including Messrs. Webster and Ziegler (the “Secured Loan”).  Pursuant to the 1999 Purchase Agreement, the Company (i) exchanged the 1998 Notes for its 13.5% senior secured 2005 Notes in the aggregate principal amount of $45,358,000 issued to the 1999 Purchasers, (ii) issued the 1999 Purchasers its 13.5% senior secured 2003 Notes in the aggregate principal amount of up to $6,000,000, (iii) granted security interests  covering substantially all of the Company’s assets as security for the 2005 Notes and the 2003 Notes, (iv) caused certain of the Corporation’s wholly-owned subsidiaries to execute guarantees of the 2005 Notes and the 2003 Notes, (v) issued warrants to the 1999 Purchasers of the 2003 Notes (the “2003 Warrants”) to purchase  23,250,000 shares of the Common Stock at a price of $0.56 per share, and (vi) issued warrants to the 1999 Purchasers of the 2005 Notes (the “2005 Warrants”) to purchase  26,818,594 shares of Common Stock at a price of $0.56 per share (the 2005 Warrants, together with the 2003 Warrants, being the “New Warrants”).  The Company issued 7,618,594 of the 2005 Warrants in exchange for 7,618,594 warrants issued to the holders of the 1998 Notes.  The New Warrants were issued in accordance with an Amended and Restated Warrant Agreement executed among the  Company and the 1999 Purchasers.  As a result of the issuance of the New Warrants, the 1999 Purchasers, collectively, have the right to acquire 66.5% of the Company’s outstanding Common Stock on a fully diluted basis.

On November 30, 1999, the Company completed an additional $895,000 in financing by issuing the remaining $895,000 of the 2003 Notes in accordance with the 1999 Purchase Agreement to certain private investors, including Spicewood Family Partnership of which Christopher M. Harte, one of the Company’s directors, is the general partner.  In exchange for providing $100,000 in financing to the Company, the Company issued Spicewood Family Partnership (i) 2003 Notes in the aggregate principal amount of $100,000, and (ii) 2003 Warrants to purchase 394,402 shares of the Common Stock, all in accordance with the 1999 Purchase Agreement.

On April 9, 2001, the Company restructured its obligations under the 2003 Notes and 2005 Notes and entered into a Subordination and Amendment Agreement with the holders of the 2003 Notes and 2005 Notes (including investors comprising the CSFB business unit) and GeoLease (in which persons comprising the CSFB business unit have a controlling interest).  The restructuring extends the maturity date on the 2003 Notes to September 15, 2003 and permits the Company, at its option, to pay interest on each interest payment date, in the form of cash interest or PIK interest (the issuing of additional notes) through, but not including, the maturity dates for the 2003 Notes and 2005 Notes.  Concurrently, GeoLease, purchased the leased equipment and was assigned the rights under the Company’s Equipment Lease dated as October 1, 1999 between the Company and its principal equipment supplier.  Immediately following this transfer, the Company and GeoLease entered into Amendment No. 1 to the Equipment Lease, allowing the Company to defer the monthly installments due on the Equipment Lease until the expiration date of the Equipment Lease (currently May 1, 2003).  The Company is obligated to pay interest on any monthly installment not paid when due, and any such accrued interest is due on the expiration date of the Equipment Lease. Amendment No. 1 to the Equipment Lease also includes a provision for the payment by the Company of $1.9 million as deferred rent due on the later of (i) September 15, 2003 and (ii) the date that the 2003 Notes are paid in full.

William R. Ziegler is of counsel to the New York-based law firm of Satterlee Stephens Burke & Burke, LLP, the successor in interest of Parson & Brown, L.L.P. of which Mr. Ziegler was a partner.  During the fiscal years ended December 31, 2002 and December 31, 2001, those firms billed the Company $37,650 and $30,055 respectively, for services rendered.

Item 13.              Exhibits and Reports on Form 8-K.

(a)                                  Exhibits and Reports on Form 8-K.

3.1                                 Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3(a) to Amendment No. 1 to the Company’s Registration Statement on Form S-3, filed with the Securities and Exchange Commission on March 25, 1980 (file no. 000-09268)).

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

4.1                                 Statement of Designations of the Company’s Series A Preferred Stock (incorporated by reference from Exhibit 4 to Form 8-K filed with the Securities and Exchange Commission on August 5, 1997 (file no.000-09268)).

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

8.1                                 Tax Opinion of David E. Hammer, P.C. concerning the deductibility of the Company’s net operating loss carryforwards following the Company’s acquisition of certain oil and gas properties effective August 1, 1994 (incorporated by reference from Exhibit 8.1 to Form 10-KSB filed with the Securities and Exchange Commission on May 19, 1995 (file no.000-09268)).

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

10.22                     Form of Subordination and Amendment Agreement dated as of April 9, 2001 among the Company, GeoLease Partners, L.P. and the holders of the Company’s 13½% Senior

Secured Notes (incorporated by reference from the same numbered exhibit to Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2001 (file no. 000-09268)).

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

10.25                     Employment Agreement dated as of August 5, 1998 between the Company and Michael A. Schott (incorporated by reference from the same numbered exhibit to Form 10-KSB filed with the Securities and Exchange Commission May 15, 2002 (file no. 000-092681)).

10.26                     Amendment No. 2 dated as of September 30, 2002 between the Company and GeoLease Partners, L.P.

10.27                     Amendment No. 3 dated as of January 1, 2003 between the Company and GeoLease Partners, L.P.

10.28                     Amendment No. 4 dated as of January 4, 2003 between the Company and GeoLease Partners, L.P.

10.29                     Joint Processing Agreement dated January 16, 2002 between Geophysical Development Corporation and Screen Imaging Technology, Inc. (incorporated by reference from Exhibit 99.1 to Form 10-QSB filed with the Securities Exchange Commission on November 14, 2002 (file no. 000-092681)).

22                                    Following is a list of the Company’s Subsidiaries:

Name of Subsidiary	Other Name Under Which Subsidiary Conducts Business	Jurisdiction of Incorporation

Geokinetics Production Co., Inc. (formerly HLX Acquisition Corp.)	None	Texas

Quantum Geophysical Services, Inc. (formerly Quantum Geophysical, Inc.)	None	Texas

Quantum Geophysical, Inc.	None	Texas

Geophysical Development Corporation	None	Texas

Following is a list of the subsidiaries of Quantum Geophysical, Inc.:

Name of Subsidiary	Other Name Under Which Subsidiary Conducts Business	Jurisdiction of Incorporation

Signature Geophysical, Inc.	None	Michigan

                99.1         Certifications Pursuant to 18 U.S.C. 1350

(b)                                 Reports on Form 8-K filed during the last quarter of the period covered by this Form 10-KSB.

None.

Item 14.              Controls and Procedures.

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and its Vice President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Company’s President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in or periodic Securities and Exchange Commission filings.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOKINETICS INC.

Date: April 15, 2003	By:	/s/ Lynn A. Turner
Lynn A. Turner, President and Chief Operating Officer

	By:	/s/ Thomas J. Concannon
Thomas J. Concannon
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lynn A. Turner	President and Chief Operating Officer	April 15, 2003
Lynn A. Turner

/s/ Thomas J. Concannon	Vice President and Chief Financial Officer	April 15, 2003
Thomas J. Concannon

/s/ William R. Ziegler	Director and Chairman	April 15, 2003
William R. Ziegler

/s/ Christopher M. Harte	Director	April 15, 2003
Christopher M. Harte

CERTIFICATIONS

I, Lynn A. Turner, certify that:

1.                                       I have reviewed this annual report on Form 10-KSB of Geokinetics Inc.

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.                                       The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                     evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the Registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.                                       The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ Lynn C. Turner
Lynn C. Turner President

I, Thomas J. Concannon, certify that:

1.                                       I have reviewed this annual report on Form 10-KSB of Geokinetics Inc.

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.                                       The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this annual report is being prepared;

b)                                     evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design of operation of internal controls which could adversely the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.                                       The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 15, 2003

/s/ Thomas J. Concannon
Thomas J. Concannon
Vice President and Chief Financial Officer

GEOKINETICS INC. AND
SUBSIDIARIES

ANNUAL CONSOLIDATED
FINANCIAL STATEMENTS

DECEMBER 31, 2002

TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors

Geokinetics Inc. and Subsidiaries

Houston, Texas

We have audited the accompanying consolidated balance sheets of Geokinetics Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geokinetics Inc. and Subsidiaries as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has a significant lease obligation and debt obligation maturing in 2003.  In addition, the Company has a deficit equity position of $86.7 million at December 31, 2002, incurred net losses of $13.9 and $39.9 million during 2002 and 2001, and at December 31, 2002, current liabilities exceed current assets by $19.7 million.  These and other conditions, more fully described in Note 2, raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company can not continue in existence.

Houston, Texas

April 11, 2003

/s/ Fitts, Roberts & Co., P.C.

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2002	December 31, 2001
CURRENT ASSETS
Cash	$2,416,626	$1,172,280
Accounts receivable - trade, net	1,134,983	2,594,876
Accounts receivable - officers and employees	9,176	9,176
Work in progress	383,275	388,368
Prepaid expenses	350,881	336,578

Total Current Assets	4,294,941	4,501,278

PROPERTY AND EQUIPMENT, net	2,784,536	4,736,491

OTHER ASSETS
Deferred charges	26,534	94,544
Restricted investments	219,139	231,700
Deposits and other assets	48,503	77,349
Goodwill and other intangibles, net of $10,483,186 amortization and net of impairment reserve of $19,312,781 in 2002 and 2001	—	—

Total Other Assets	294,176	403,593

TOTAL ASSETS	$7,373,653	$9,641,362

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31, 2002	December 31, 2001
CURRENT LIABILITIES
Current maturities of long-term debt	$7,723,139	$576,168
Current portion of capital lease	338,452	230,361
Accounts payable - trade	2,269,227	4,010,170
Accrued liabilities	3,256,978	1,524,069
Notes payable	304,699	282,520
Due to officers and stockholders	527,373	502,373
Advances for lease bank	100,000	115,000
Deferred revenue	857,079	626,742
Accrued GeoLease liability	8,611,936	4,792,425

Total Current Liabilities	23,988,883	12,659,828

SHORT-TERM OBLIGATIONS EXPECTED TO BE REFINANCED	14,510,538	6,790,660

LONG-TERM DEBT, net of current maturities, net of OID	55,467,221	62,376,458

OTHER LIABILITIES
Non current portion of capital lease	95,940	147,500
Accrued long-term lease liability	—	422,220
Total Other Liabilities	95,940	569,720

TOTAL LIABILITIES	94,062,582	82,396,666

STOCKHOLDERS’ EQUITY
Preferred stock, Series B, $10.00 par value, 100,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 18,992,156 shares outstanding at December 31, 2002 and December 31, 2001	193,672	193,672
Additional paid-in capital	33,019,248	33,019,248
Retained deficit	(119,759,349)	(105,825,724)
	(86,546,429)	(72,612,804)
Less common stock in treasury at cost, 375,000 shares	(142,500)	(142,500)

TOTAL STOCKHOLDERS’ EQUITY	(86,688,929)	(72,755,304)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,373,653	$9,641,362

The Accompanying Notes Are An Integral Part of These Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2002	December 31, 2001
REVENUES
Seismic revenue	$17,286,879	$15,793,863
Data processing revenue	5,418,055	6,279,100
Total Revenues	22,704,934	22,072,963

EXPENSES
Seismic operating expenses	17,207,524	19,447,389
Data processing expenses	3,521,604	4,939,331
General and administrative	1,777,369	1,702,051
Depreciation and amortization	3,299,447	7,172,688
Impairment and bad debt	—	19,562,781

Total Expenses	25,805,944	52,824,240

Loss From Operations	(3,101,010)	(30,751,277)

OTHER INCOME (EXPENSE)
Interest income	33,872	106,055
Interest expense	(10,866,487)	(9,290,312)
Total Other Expense	(10,832,615)	(9,184,257)

Loss Before Income Tax and Extraordinary Item	(13,933,625)	(39,935,534)

INCOME TAX BENEFIT	—	—

NET LOSS	$(13,933,625)	$(39,935,534)

NET LOSS PER COMMON SHARE - BASIC
Net Loss	$(0.73)	$(2.10)

Weighted average common shares outstanding	18,992,156	18,992,156

The Accompanying Notes Are An Integral Part of These Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Stockholders’ Equity
	Preferred Shares Issued	Common Shares Issued	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Deficit	Total

Balance at December 31, 2000	—	18,992,156	—	$193,672	$33,019,248	$(142,500)	$(65,890,190)	$(32,819,770)

Net Loss							(39,935,534)	(39,935,534)

Balance at December 31, 2001	—	18,992,156	—	193,672	33,019,248	(142,500)	(105,825,724)	(72,755,304)

Net Loss							(13,933,625)	(13,933,625)

Balance at December 31, 2002	—	18,992,156	—	$193,672	$33,019,248	$(142,500)	$(119,759,349)	$(86,688,929)

The Accompanying Notes Are An Integral Part of These Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2002	December 31, 2001
OPERATING ACTIVITIES
Net Loss	$(13,933,625)	$(39,935,534)

Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	3,299,447	7,172,688
Impairment and bad debt	—	19,562,781
Gain on disposal of assets	—	51,538
Changes in operating assets and liabilities
Accounts receivable	1,509,653	98,057
Work in progress	(44,667)	238,806
Prepaid expenses and other assets	95,114	39,028
Accounts payable	1,668,848	1,648,110
Accrued liabilities and deferred revenue	13,105,418	12,187,876

Net Cash Provided in Operating Activities	5,700,188	1,063,350

INVESTING ACTIVITIES
Purchase of capital assets	(184,232)	(206,630)
Down payments on capital leases	(18,478)	(43,856)
Net Cash (Used) by Investing Activities	(202,710)	(250,486)

FINANCING ACTIVITIES
Proceeds from issuance of debt	333,715	400,475
Principal payments on notes payable	(4,303,281)	(1,004,418)
Payments on software financing	—	(228,444)
Payments on capital leases	(283,566)	(49,479)

Net Cash (Used) by Financing Activities	(4,253,132)	(881,866)

NET INCREASE (DECREASE) IN CASH	1,244,346	(69,002)

CASH, beginning of year	1,172,280	1,241,282

CASH, end of year	$2,416,626	$1,172,280

SUPPLEMENTAL DISCLOSURES RELATED TO CASH FLOWS:
Interest of $452,828 and $410,629 was paid in 2002 and 2001, respectively; additional interest of $3,920,158 was paid in 2001 through the issuance of PIK notes (See Note 8)
Equipment totaling $358,575 and $471,196 was acquired in 2002 and 2001, respectively through the issuance of capital leases

The Accompanying Notes Are An Integral Part of These Consolidated Financial Statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                                                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Organization

Geokinetics Inc., a Delaware corporation, founded in 1980, (the “Company”) is based in Houston, Texas.  The Company has repositioned itself from an oil and gas exploration and production company into a technologically advanced provider of three-dimensional (“3-D”) seismic acquisition services to the U.S. land-based oil and gas industry and seismic data processing services to clients involved in both on-shore and off-shore operations on a worldwide basis.  Through equipment purchases and acquisition of other companies, the Company currently has the capability of operating up to three seismic crews in the Rocky Mountain region and on the Gulf Coast.

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

Fair Values of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable.  The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair values due to the short maturity of those instruments. The carrying amount of debt reported in the consolidated balance sheets approximates fair value because, in general, the interest on the underlying instruments approximates market rates.

Work in Progress

The Company recognizes revenues as revenue is earned based on a percentage of completion method.  At the end of each accounting period, the Company evaluates each project that work was performed on during the period for both acquisition and data processing and based on field reports for acquisition, and computer reports and management discussions for data processing, the Company recognizes revenue for that portion of each project completed during the period.

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

Goodwill and Impairment of Long-Lived Assets

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired.  Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and, as required, the Company no longer amortizes goodwill on acquired intangible assets which the Company has determined have an indefinite life.  These assets are reviewed annually (or more frequently under various conditions) for impairment using a fair value approach.  Intangible assets that do not have indefinite lives are amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Prior to January 1, 2002, the Company generally amortized goodwill and other identifiable intangibles on a straight-line basis over their estimated useful life, not exceeding 40 years.  The Company assessed the impairment of other identifiable intangibles and goodwill related to its consolidated subsidiaries under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” whenever events or changes in circumstances indicated that the carrying value may not have been recoverable.  A determination of impairment (if any) was made based on estimates of future cash flows.  On a quarterly basis, the Company assessed the impairment of enterprise level goodwill under Accounting Principles Board (APB) Opinion No. 17, “Intangible Assets.”  A determination of impairment (if any) was made based primarily on estimates of market value.  Goodwill has been fully impaired under this policy as further described in Note 3.

Debt Issuance Costs

The value of detachable warrants issued in relation to debt obligations is reflected as discount which is netted against the face amount of the obligation and is amortized to expense over the term of the obligation.  Discount amortization expense totaled $804,687 and $959,700 in 2002 and 2001, respectively.

Restricted Investments

Restricted investments represent investments carried at cost, which approximates market.  Such investments represent amounts of certificates of deposit or other deposit accounts required by various state and federal agencies in connection with the performance of field operations by the Company and its subsidiaries.  The amount of restricted investments was $219,139 and $231,700 at December 31, 2002 and 2001, respectively.

Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at December 31, 2002 or 2001.

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

Stock-Based Compensation

As permitted under generally accepted accounting principles, stock-based awards granted to employees are accounted for following APB 25.  Accordingly, the Company has not recognized compensation expense for its stock-based awards to employees.  Outlined below are pro forma results had compensation costs for the Company’s stock-based compensation plans been determined based on the fair value approach of SFAS 123.

The fair value of each option granted is estimated on the date of grant, using the Black-Scholes option pricing model.  No options were granted during 2002 and 2001.

The following table reflects pro forma net income and earnings per share had the Company elected to adopt the fair value approach of SFAS 123:

	December 31, 2002	December 31, 2001
Net loss, as reported	$(13,933,625)	$(39,935,534)
Less compensation cost determined under the fair value method	(325,154)	(325,154)
Pro forma net loss	$(14,258,779)	$(40,260,688)

Basic Earnings per share:
As reported	$(.73)	$(2.10)
Pro forma	(.75)	(2.12)

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

Research and Development Costs

Research and Development costs are expensed as incurred and totaled approximately $500,000 for 2002 and approximately $450,000 for 2001.

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

The seismic industry downturn, combined with the Company’s significant debt obligations, has negatively impacted the Company’s operating and financial results since 1999.  These circumstances have made it difficult for the Company to meet its financial obligations in a timely manner and raised substantial doubt about the Company’s ability to continue as a going concern.  The Company has attempted on various occasions to restructure its obligations in anticipation of a positive turnaround in the seismic industry.  In 1999, the Company completed financing transactions pursuant to which it obtained $5,895,000 in financing to sustain its operations and restructured its Senior Secured Notes originally issued in 1998.  In 2001, the Company entered into a Subordination and Amendment Agreement with the holders of the Company’s 13.5% Senior Secured Notes (2003 and 2005 Noteholders) and GeoLease Partners, L.P. (GeoLease), a Delaware limited partnership.  The agreement provided for another restructuring of the Company’s 13.5% Senior Secured Notes as further outlined in Note 11.  Additionally, GeoLease purchased the equipment and was assigned the rights under that certain Lease Agreement, dated as of October 1, 1999 (Equipment Lease), that the Company had entered into with its primary equipment supplier.  Upon completion of this transaction, the Company and GeoLease entered into an Amendment to the Equipment Lease.  This Amendment, more fully described in Note 11, allows the Company to defer the monthly installments due on the Equipment Lease until the lease expiration date, May 1, 2003.  The Company’s financial position was further weakened during 2001 when its seismic acquisition business suffered a substantial and unexpected loss of approximately $1,500,000 on a seismic acquisition project that took significantly longer than expected to complete due to customer permit issues and adverse weather conditions during the months of June and November.  The Company expected this project to be profitable until the fourth quarter of the fiscal year ended December 31, 2001.

As a result of continuing negative industry conditions and the Company’s significant debt obligations, the Company incurred a loss of approximately $13.9 million during 2002 and a loss of approximately $39.9 million during 2001, leaving the Company with an equity deficit of approximately $86.7 million at December 31, 2002.  Additionally, the Company’s current liabilities exceed its current assets by approximately $19.7 million at December 31, 2002.  However, approximately $8.6 million of this deficit position is a result of the liability associated with the Company’s equipment lease with GeoLease and approximately $9.0 million of this deficit position is a liability associated with the Company’s 2003 Noteholders. The Company expects to restructure both of these obligations as part of the transactions outlined below.

By the end of 2001, the Board of Directors of the Company determined that the Company would need to restructure substantially all of its indebtedness in order to continue operations.  As an initial step in the restructuring process, the Company attempted to address its immediate cash flow shortages when it successfully restructured approximately $3.4 million of accounts payable by converting such payables into one-year unsecured promissory notes.  The notes provided for 12 level monthly payments to be made to the holders including 12% interest on the remaining unpaid balance.  As of January 2003, all amounts owed on these notes had been completely satisfied.  During 2002, the Company negotiated a comprehensive debt restructuring with the 2003 and 2005 Noteholders and GeoLease, the holder of the company’s primary equipment lease.  The principal elements of the restructuring are:

1.                                       The Company will complete a 1-for-100 reverse stock split of its outstanding Common Stock (the “Reverse Stock Split”) in order to make available additional shares of authorized Common Stock for the Restructuring.

2.                                       The 2005 Noteholders will surrender and cancel the 2005 Notes held by them in exchange for an aggregate of $15,000 cash paid at closing out of the proceeds of the Private Placement.  All existing warrants held by the 2005 Noteholders will be cancelled.

3.                                       The 2003 Noteholders will convert the indebtedness evidenced by the 2003 Notes held by them into an aggregate of up to 15% of the Company’s Common Stock giving effect to the reverse stock split or, at their option, receive an aggregate of up to $135,000 cash paid at closing out of the proceeds of the Private Placement in lieu of shares of Common Stock.  All existing warrants held by the 2003 Noteholders will be cancelled.

4.                                       The Equipment Lease with GeoLease currently provides for monthly lease payments of $260,000 which the Company is able to defer until the lease expiration date (with all deferred amounts being subject to additional late payment charges of 18% per annum).  The Company has been deferring its monthly lease payments since October 2000 (approximately $6,240,000 as of

February 1, 2003) as permitted under the Equipment Lease, and has accrued $1,316,386 in late payment charges applicable to such deferred amounts as of February 1, 2003.  Pursuant to the Restructuring, the Company will restructure its lease obligations under the Equipment Lease to, among other things (i) reduce the accrued lease balance owed to GeoLease as of April 30, 2002 from $6,672,530 to $3,700,000, which amount shall be frozen but will continue to accrue simple interest at 6% per annum from May 1, 2002 until April 30, 2004, when such balance shall become payable in full, (ii) reduce the monthly payments under the lease from $260,000 to $62,400 (inclusive of any applicable taxes) per month beginning May 1, 2002 , and (iii)eliminate the $1,900,000 deferred rent obligation to GeoLease.  In exchange, the Company will, among other things, (w) pay GeoLease $1,000,000 in cash out of the proceeds of the Private Placement, (x) pay GeoLease an amount of cash out of the proceeds of the Private Placement equal to $62,400 (inclusive of any applicable taxes) for each calendar month (or portion thereof) from May 1, 2002 through the closing of the Restructuring, (y) issue GeoLease 28% (excluding shares reserved for the Option Pool and the Residual Warrants and Options) of the Company’s Common Stock outstanding immediately following the Restructuring, plus the remainder of the shares of Common Stock not subscribed for by 2003 Noteholders who elect to receive cash in lieu of Common Stock in exchange for their notes and warrants, and (z) pay GeoLease up to $135,000 of cash not distributed to 2003 Noteholders who elect to receive shares of Common Stock in lieu of cash in exchange for their notes and warrants.  The original expiration date of this lease was October 1, 2002.  The expiration date has been extended until May 1, 2003 to grant the Company sufficient time to complete the restructuring.

As a condition to the closing of the restructuring, the Company must complete a $3,500,000 private placement of the Company’s Common Stock in order to fund the restructuring.  The group of investors purchasing the $3,500,000 of Common Stock in the private placement will receive shares representing an aggregate of 56% of the Company’s Common Stock outstanding immediately following the restructuring giving effect to the reverse stock split.

At an annual meeting of stockholders held on March 18, 2003, stockholders voted to approve the restructuring transactions and the reverse stock split.  The Company anticipates a closing of the restructuring and reverse stock split to occur in the second quarter of 2003.

Management believes that the transactions outlined above provide the opportunity for the Company to continue as a going concern.  However, the transactions are subject to a number of conditions precedent and as a result, there can be no assurance that any such transactions will be completed or that the Company will be able to meet its ongoing financial obligations until such approvals are obtained.

NOTE 3.                                                 IMPAIRMENT OF GOODWILL

During the fourth quarter of 2001 a significant loss was incurred making it difficult for the Company to meet its financial obligations in a timely manner as more fully described in Note 2.  This caused the Company to re-evaluate the carrying value of its goodwill and long-lived assets in accordance with Statement of Financial Accounting Standards No. 121.  Based on the updated evaluation it was determined there was an impairment and accordingly the assets should be written down to fair value.  Fair value was determined based on negotiations currently being conducted with note holders, as discussed in Note 2, appraisals and management’s estimates of equipment values.  Based on this information, the remaining value of goodwill is deemed to have been fully impaired and has been written off through a charge to operations in 2001 in the amount of $19,312,781.  The carrying value of the related equipment is deemed to approximate fair value if disposed of under normal operating circumstances.  Goodwill amortization expense totaled $2,848,469 during 2001.

NOTE 4.                                                 PROPERTY AND EQUIPMENT

A summary of property and equipment follows:

	Estimated Useful Life	December 31, 2002	December 31, 2001
Field operating equipment	3-7 years	$15,225,872	$15,146,617
Vehicles	3-5 years	385,414	341,452
Buildings and improvements	6-39 years	286,367	286,367
Software	3-5 years	1,014,850	980,155
Data processing equipment	5 years	2,898,437	2,519,452
Furniture and equipment	3-7 years	202,912	197,004
		20,013,852	19,471,047
Less accumulated depreciation and amortization		17,252,766	14,758,006
		2,761,086	4,713,041
Land		23,450	23,450

Net Property and Equipment		$2,784,536	$4,736,491

NOTE 5.                                                 ACCRUED LIABILITIES

A summary of accrued liabilities follows:

	December 31, 2002	December 31, 2001
Current portion of accrued interest on senior securednotes due September 15, 2003	$1,879,811	$—
Sales tax payable	55,250	40,008
Accrued payroll	988,081	913,176
Accrued interest payable	16,598	12,889
Accrued operating expense	302,060	548,158
Other	15,178	9,838

	$3,256,978	$1,524,069

NOTE 6.                                                 NOTES PAYABLE

A summary of notes payable follows:

	December 31, 2002	December 31, 2001
Notes representing financing of insurance premiums for operating subsidiaries payable over periods of eight to ten months at interest rates varying from 6.4% to 8.5%	$242,898	$259,431

Notes representing vendor accounts payable amounts converted to unsecured promissory notes dated during January and February 2002 in original principal amounts of $3,409,791, payable over twelve months at 12% interest, final payments due January 20, 2003	61,801	—

Note to an equipment vendor for the purchase of field operating equipment payable over a six month period at an interest rate of 11.50%	—	23,089

	$304,699	$282,520

NOTE 7.                                                 LEASE BANK

The Company previously utilized a revolving credit facility to provide funds to acquire, package and sell oil and gas properties.  Notes issued under this facility are payable upon demand one year from the date of the individual notes.  If there is no demand, the notes automatically renew on a quarterly basis.  The Notes matured on December 31, 1999.  The outstanding balance on the advances for Lease Bank was $100,000 at December 31, 2002 and $115,000 at December 31, 2001.  The Company made principal payments of $15,000 during 2001 as well as quarterly interest payments at prime plus 4% totaling $9,402.  The Company intends to continue to meet its interest obligations, and will make principal payments when possible from available cash.

NOTE 8.                                                 LONG-TERM DEBT

	December 31, 2002	December 31, 2001

13.5% Senior Secured Notes dated October 1, 1999 in the aggregate principal amount of $45,358,000, to certain investors due and payable on September 15, 2005, and interest of 13.5% per annum is payable on each March 15 and September 15, commencing March 15, 2000.  The Company exercised its option to make these payments in kind during 2001 and 2002.  A Subordination and Amendment Agreement dated April 9, 2001 permits the Company to make each interest payment in kind through, but not including, the note maturity date of September 15, 2005, and subordinates the Notes to a certain lease agreement dated October 1, 1999.  The Company granted security interests covering substantially all of the Company’s assets as security for the Notes and caused certain of its wholly-owned subsidiaries to execute guarantees of the Notes.  The Company issued to the investors warrants to purchase 26,818,594 shares of the Company’s common stock at a price of $0.56 per share.  The Company issued 7,618,594 of these warrants in exchange for 7,618,594 warrants previously issued to the investors.  For financial statement purposes, the notes are presented net of unamortized discount of  $934,201 in 2002 and $1,273,897 in 2001

	$53,951,986	$53,612,290

13.5% Senior Secured Notes dated October 1 and November 30, 1999 in the aggregate principal amount of $5,895,000, to certain investors originally due and payable on September 15, 2002 and interest of 13.5% per annum is payable on each March 15, and September 15, commencing March 15, 2000.  The Company exercised its option to make these payments in kind during 2001 and 2002. A Subordination and Amendment Agreement dated April 9, 2001 extended the due dates of the Notes to September 15, 2003, permits the Company to make each interest payment in kind through, but not including, the note maturity date of September 15, 2003, and subordinates the Notes to a certain lease agreement dated October 1, 1999.  The Company granted security interests covering substantially all of the Company’s assets as security for the Notes and caused certain of its wholly-owned subsidiaries to execute guarantees of the Notes.  The Company issued to the investors warrants to purchase 23,250,000 shares of the Company’s common stock at a price of $0.56 per share.  For financial statement purposes, the Notes are presented net of unamortized original issue discount of $0 in 2002 and $464,991 in 2001

	7,110,393	6,645,402

Note to a financial institution dated March 1, 1996 payable in 120 monthly installments of principal and interest adjusted quarterly based on interest at prime plus 1.5% through March 1, 2006 when all unpaid principal and accrued interest is due (monthly payments at December 31, 2002 were $60,434 including principal and interest at 7.50%), secured by first security interest in a subsidiary’s accounts receivable, property and equipment, oil and gas leases, intangibles, guaranty of the Company and a  limited guaranty of the Farmers Home Administration of the United States Department of Agriculture

	2,127,981	2,687,668

Note to an equipment vendor dated July 7, 2000 payable in 18 monthly installments of $7,339 including principal and interest at 12%, due January 7, 2002, secured by equipment	—	7,266
	63,190,360	62,952,626
Less Current Maturities	7,723,139	576,168

	$55,467,221	$62,376,458

A summary of long-term debt principal maturities follows:

For the Years Ending December 31,	Amount

2003	$7,723,139
2004	649,360
2005	54,639,684
2006	178,177

$63,190,360

The 13.5% Senior Secured Notes due 2003 and 2005, as outlined above, have interest payments due and payable on each March 15 and September 15, commencing March 15, 2000.  Interest payments of $3,151,142 and $3,672,280 were due on March 15, 2000 and September 15, 2000 respectively, interest payments of $3,920,158 and $4,184,769 were due on March 15, 2001 and September 15, 2001 respectively, and interest payments of $4,467,241 and $4,768,780 were due on March 15, 2002 and September 15, 2002 respectively.  The Company exercised its option to make these interest payments by the issuance of additional notes (payment in kind). On April 9, 2001, the Company entered into a Subordination and Amendment Agreement with the holders of the Company’s 13.5% Senior Secured Notes and GeoLease.  This agreement provided for, among other items, a restructuring of the Company’s 13.5% Senior Secured Notes as further outlined in Note 11.  The restructuring extended the maturity date on the 2002 Notes to September 15, 2003 and permits the Company to pay interest when due in the form of cash or by issuing additional notes through, but not including, the maturity dates for the Senior Secured Notes.

Capital Leases	December 31, 2002	December 31, 2001
Capital lease to an equipment vendor dated August 7, 2001 payable in 24 monthly installments of $21,928 including principal and interest at approximately 12%, due July 1, 2003. Assets under capital lease of $471,196 are included in equipment at December 31, 2002. Related depreciation of $94,239 and $30,584 for 2002 and 2001 respectively is included in depreciation expense	$147,976	$377,861

Capital lease to an equipment vendor dated July 30, 2002 payable in 24 monthly installments of $9,239 including principal and interest at approximately 12%, due May 15, 2004. Assets under capital lease of $201,327 are included in equipment at December 31, 2002. Related depreciation of $16,777 for 2002 is included in depreciation expense	151,756	—

Capital lease to an equipment vendor dated September 1, 2002 payable in 18 monthly installments of $4,950 including principal and interest at approximately 12%, due February 1, 2004. Assets under capital lease of $83,740 are included in equipment at December 31, 2002. Related depreciation of $5,583 for 2002 is included in depreciation expense	70,464	—

Capital lease to an equipment vendor dated September 1, 2002 payable in 24 monthly installments of $2,652 including principal and interest at approximately 12%, due August 1, 2004. Assets under capital lease of $58,163 are included in equipment at December 31, 2002. Related depreciation of $3,878 for 2002 is included in depreciation expense	48,851	—

Capital lease to an equipment vendor dated November 4, 2002 payable in 24 monthly installments of $691 including principal and interest at approximately 12%, due October 4, 2004. Assets under capital lease of $15,345 are included in equipment at December 31, 2002. Related depreciation of $512 for 2002 is included in depreciation expense	15,345	—
	434,392	377,861
Less Current Maturities	338,452	230,361

	$95,940	$147,500

A summary of capital lease maturities follows:

For the Years Ending December 31,	Total Payments	Interest Amount	Principal Amount

2003	$364,416	$25,964	$338,452
2004	100,164	4,224	95,940

	$464,580	$30,188	$434,392

NOTE 9.                                                 INCOME TAX

The income tax benefit (expense) charged to continuing operations for the years ended December 31, 2002 and 2001 was as follows:

	December 31, 2002	December 31, 2001
Current:
U.S. Federal	—	—
State and local	—	—
Foreign	—	—
Total Current	—	—

Deferred
U.S. Federal	—	—
State and local	—	—
Foreign	—	—
Total Deferred	—	—

Other
Adjustment to valuation allowance	—	—
	—	—

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal Income Tax Rate to pre-tax income from continuing operations for the years ended December 31, 2002 and 2001 due to the following:

	December 31, 2002	December 31, 2001

Computed “expected” tax benefit	$4,737,433	$13,578,081
Non-deductible expenses
Goodwill amortization	—	(968,479)
Impairment of goodwill	—	(6,566,346)
High yield interest	(3,540,644)	(3,026,966)
Amortization of OID	(273,594)	(326,298)
Adjustment of NOL carryforward and other	(828,479)	(338,612)
Change in valuation allowance	(94,716)	(2,351,380)
Income Tax Benefit	—	—

Deferred tax assets at December 31, 2002 and 2001 are comprised primarily of net operating loss carryforwards.  Deferred tax liabilities consist primarily of the difference between book and tax basis depreciation.  A valuation allowance has been provided for net deferred tax assets that the Company has not yet determined to be more likely than not to be realizable at this time.  The Company will continue to review this valuation allowance and make adjustments when deemed appropriate.

Following is a summary of deferred tax assets and liabilities:

	December 31, 2002	December 31, 2001
Deferred tax assets
Loss carryforwards	$11,905,193	$12,220,698
Tax credits	245,769	245,769
	12,150,962	12,466,467
Deferred tax liabilities
Depreciation	(373,000)	(783,221)

Net Deferred Tax Assets	$11,777,962	$11,683,246

Valuation Allowance	$(11,777,962)	$(11,683,246)

At December 31, 2002, the Company had net operating loss carryforwards of $35,015,273

The amounts and expiration dates of the carryforwards are as follows:

Expiration Date	Net Operating Loss Amount	Tax Credit Amount

Non-expiring credits		$245,769
2003	$94,586	—
2004	1,134	—
2005	141,998	—
2006	46,928	—
2007	304,632	—
2008	249,844	—
2009	648,877	—
2010	230,274	—
2011	2,613,419	—
2012	2,191,002	—
2018	4,555,128	—
2019	9,230,482	—
2020	6,521,654	—
2021	6,672,841	—
2022	1,512,474	—

Totals	$35,015,273	$245,769

NOTE 10.                                          RELATED PARTY TRANSACTIONS

On April 25, 1997, the Company obtained a $500,000 short-term financing from two individuals who were subsequently elected directors at the annual shareholders meeting on November 20, 1997.  The Company issued 12% senior notes to the individuals, which were exchanged on July 18, 1997, for 458,333 shares of the Company’s common stock, 15,625 shares of Series A preferred stock and 592,009 shadow warrants.  As part of this financing transaction, the Company entered into a consulting agreement with a director on July 18, 1997, pursuant to which, in consideration of certain strategic planning and other consulting services to be provided to the Company and its subsidiaries by that individual, he will be paid a quarterly consulting fee equal to one half of 1% of the total investment made by him and certain other persons in debt and equity securities of the Company that is outstanding as of the end of each quarter during the three-year term of such agreement.  This agreement was not renewed after the initial three-year term.  As of December 31, 2002 and 2001, respectively, the Company owed the director $389,873 in consulting fees under the terms of the agreement, which amounts are included as amounts due to officers and shareholders in the Company’s balance sheet. The Company and the director entered into an option agreement providing for the grant of options to purchase 50,000 shares of common stock of the Company to the director at $0.75 per share.

In 1997, the Company entered into an investment monitoring agreement with an investment group, under which the Company will pay the investment group an annual fee of $25,000.  Two directors of the Company are the two partners of the sole managing member of the investment group.  The Company owed the investment group $137,500 and $112,500 as of December 31, 2002 and 2001, respectively, under the terms of the agreement, which are included as amounts due to officers and shareholders on the Company’s balance sheet.

A director of the Company is a partner of a law firm which provides legal services to the Company related to financing and private placement offering activities.  In connection with these activities, the Company incurred legal costs from the director’s law firm during the years ended December 31, 2002 and 2001, respectively of $37,650 and $30,055.

On February 23, 2000, the Company sold all of the outstanding capital stock of Reliable Exploration Incorporated, a Montana corporation (Reliable) to RNS, LLC, a Montana limited liability company (RNS).  RNS is wholly-owned by the individuals from whom the Company had previously acquired Reliable in January 1998.  An impairment reserve of $2,143,635 was recorded during 1999.  In addition, a note receivable in the amount of $250,000, received on the sale of Reliable, was fully reserved with a charge to bad debt expense during December 2001.

NOTE 11.                                          PRIVATE PLACEMENT OFFERINGS AND RESTRUCTURING OF DEBT

On April 9, 2001, the Company entered into a Subordination and Amendment Agreement with the holders of the Company’s 13.5% Senior Secured Notes due 2002 and 2005 and GeoLease, pursuant to which the Company completed a restructuring of its 13.5% Senior Secured Notes.  The restructuring extends the maturity dates on the 2002 Notes to September 15, 2003 and permits the Company, at its option, to pay interest on each interest payment date, in the form of cash interest or payment in kind (“PIK”) interest (the issuance of additional notes) through, but not including, the maturity dates for the 2002 and 2005 Senior Secured Notes.  Accrued interest of $14,510,538 and $6,790,660 at December 31, 2002 and 2001 respectively has been classified as obligations expected to be refinanced based on the terms of this Agreement.  The full amount of accrued interest of $1,879,811 on the 2002 notes due September 15, 2003 has been classified as an accrued liability at December 31, 2002.

Concurrent with the transactions contemplated by the Subordination and Amendment Agreement, GeoLease purchased the equipment and was assigned the rights under that certain Lease Agreement, dated as of October 1, 1999, that the Company had entered into with its primary equipment supplier.  Upon completion of this transaction, the Company and GeoLease entered into Amendment No. 1 of the Equipment Lease, allowing the Company to defer monthly installments due on the Equipment Lease until the lease expiration date, currently May 1, 2003.  The Company is obligated to pay interest on any monthly installments not paid when due.  Any such accrued interest will also be due on the lease expiration date as outlined above.

Prior to these Agreements, the Company had been in default under the Equipment Lease due to its inability to pay monthly installments when due since October 2000.  The Amendment allows the Company to defer payment of these past due monthly installments in the manner described above. The Amendment also includes a provision for the payment by the Company of $1.9 million as deferred rent due on the later of October 1, 2003 and the date that the 13.5% Senior Secured Notes due 2003 are paid in full.  This amount is being accrued ratably through its initial due date.  At December 31, 2002, lease payments, related interest and deferred rent totaling approximately $8.6 million have been deferred in accordance with the above amendment.

NOTE 12.                                          OUTSTANDING OPTIONS AND WARRANTS

Under two plans, the Company may grant stock options and other awards to key executive, management and other personnel at exercise prices equal to or exceeding the market value at the date of grant.  In general, options become exercisable over a three to five year period from the date of grant and expire five to seven years after the date of grant.  Shares available for future option grants at December 31, 2002, totaled 5,499,334.

The following table summarizes information about stock option transactions:

	December 31, 2002		December 31, 2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of Year	3,369,833	$1.12	4,241,999	$1.13

Awards:
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	1,181,667	1.09	(872,166)	1.14

Outstanding at December 31	2,188,166	1.14	3,369,833	1.12

Exercisable at December 31	1,945,170	$1.12	2,759,827	$1.33

The following table summarizes information about stock options outstanding at December 31, 2002:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$0-$1	1,750,666	$0.64	1,567,670	$0.66
$1-$2	—	—	—	—
$2-$3	297,500	2.70	257,500	2.72
$3-$4	—	—	—	—
$4-$5	140,000	4.06	120,000	4.06

	2,188,166		1,945,170

A summary of outstanding warrants issued in connection with notes payable and private placement offerings is as follows:

	Shares	Exercise Price

Warrants

Outstanding at December 31, 2001	53,383,618	$0.25-3.30
Warrants issued	5,000.18
Warrants exercised, surrendered or called	(2,970,024)	.25-3.30

Outstanding at December 31, 2002	50,418,594	$0.25-3.30

Shadow Warrants

Outstanding at December 31, 2002	—	—

NOTE 13.                                          COMMITMENTS

Operating Leases

In September 2001, the Company relocated its corporate headquarters and all of its subsidiary operations to One Riverway, Houston, Texas.  Prior to this relocation, the Company’s headquarters and subsidiary operations had been located at 8401 Westheimer, Houston, Texas.

The Company currently leases office space for its headquarters and subsidiary operations under a lease which expires November 2007.  The Company’s current annual rent under this lease is $398,832.

The Company’s seismic acquisition subsidiary leases vehicles for use in field operations under various forty-eight month leases, which expired in 2002.  Rental expense under these leases amounted to $86,265 for the year ended December 31, 2002.

The Company entered into a lease agreement for seismic acquisition equipment for a thirty-six month term beginning October 1, 1999.  The lease was amended in April 2001 allowing the Company to defer the monthly installments due on the lease until the expiration of the lease (currently May 1, 2003).  The amendment also includes a provision for the payment by the Company of $1.9 million as deferred rent due on the later of September 15, 2003 and the date that the 13.5% senior secured notes due 2003 are paid in full.

Rental expense under the leases recorded in the consolidated financial statements amounted to $3,015,306 and $4,447,168 for the years ended December 31, 2002 and 2001, respectively.  Aggregate future minimum rental payments under the various lease agreements including the base rent, the average operating costs and lease amendment are as follows:

For the Years Ending December 31,	Amount

2003	$2,326,664
2004	398,832
2005	402,788
2006	446,312
2007	409,119

$3,983,715

NOTE 14.                                          MAJOR CUSTOMERS

Revenues from major customers, which exceeded ten percent of total revenues, are as follows:

	For the Years Ended
	December 31, 2002	December 31, 2001

Customer A	$6,084,537	$12,550,743
Customer B	8,963,988	—

NOTE 15.                                          CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of unsecured trade receivables.  In the normal course of business, the Company provides credit terms to its customers.  Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management’s expectations.

The Company generally provides services to a relatively small group of key customers that account for a significant percentage of the accounts receivable of the Company at any given time.  The Company’s key customers vary over time.  The Company extends credit to various companies in the oil and gas industry, including its key customers, for the acquisition of seismic data, which results in a concentration of risk.  This concentration of credit risk may be affected by changes in the economic or other conditions of the Company’s key customers and may accordingly impact the Company’s overall credit risk. The Company wrote off a receivable from a customer of approximately $2.8 million during 1998 as a result of that company’s involuntary bankruptcy proceedings. Historical credit losses incurred on receivables by the Company, except for the above, have been immaterial.

The Company has cash in bank and short-term investments which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  The Company believes it is not exposed to any significant credit risk on cash and short-term investments.

NOTE 16                                             FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of the Company’s financial instruments are determined as described in Note 1, Summary of Significant Accounting Policies, Fair Values of Financial Instruments and are summarized as follows:

	December 31, 2002		December 31, 2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash	$2,416,626	$2,416,626	$1,172,280	$1,172,280
Accounts receivable	1,134,983	1,134,983	2,594,876	2,594,876
Accounts payable	2,269,227	2,269,227	4,010,170	4,010,170
Indebtedness	64,556,824	64,556,824	64,230,380	64,230,380

NOTE 17.                                          SEGMENT DISCLOSURES AND RELATED INFORMATION

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

Factors Management used to Identify Reportable Segments

The Company’s reportable segments are strategic business units that offer different services to clients.  Each segment is managed separately, has a different client base, and requires unique and sophisticated technology.

The following table sets forth the Company’s significant information from reportable segments

	For the Year Ended December 31, 2002
	Seismic Acquisition	Data Processing	Totals

Revenues from external Customers	$17,286,879	$5,418,055	$22,704,934

Segment earnings (loss) beforeinterest taxes, depreciation and amortization	(362,970)	1,086,451	723,481

Interest and Other Revenue	6,183	383	6,566

Interest Expense	4,525,076	6,330,020	10,855,096

Depreciation and Amortization	2,395,956	900,948	3,296,904

Income Tax Benefit	—	—	—

Segment Loss	(7,277,820)	(6,144,133)	(13,421,953)

Segment Assets	2,588,866	8,617,453	11,206,319

Expenditures for Segment Assets	146,304	377,833	524,137

The following table sets forth the Company’s significant information from reportable segments:

	For the Year Ended December 31, 2001
	Seismic Acquisition	Data Processing	Totals
Revenues from external Customers	$15,793,863	$6,279,100	$22,072,963

Segment loss before interest Taxes, depreciation and Amortization(1)	(5,696,854)	(17,179,376)	(22,876,230)

Interest and Other Revenue	6,145	279	6,424

Interest Expense	3,715,049	5,555,597	9,270,646

Depreciation and Amortization	3,292,476	3,877,442	7,169,918

Income Tax Benefit	—	—	—

Segment Loss	(12,698,234)	(26,612,136)	(39,310,370)

Segment Assets	5,487,117	8,224,904	13,712,021

Expenditures for Segment Assets	151,444	519,478	670,922

(1) The loss before interest, taxes, depreciation and amortization includes charges for the impairment of goodwill of $1,603,635 and $17,709,146 for the seismic acquisition and data processing segments respectively.

Annual Revenues from major customers, which exceed ten percent of a segment’s total revenues are as follows:

	Seismic Acquisition	Data Processing
December 31, 2002:
Customer A	$6,084,537	—
Customer B	8,963,988	—
Customer C	—	—
Customer D	—	$1,046,782
Customer E	—	632,505

December 31, 2001:
Customer A	$12,550,743	—
Customer B	—	—
Customer C	—	$1,140,137

The Company’s geographic revenue and asset locations are as follows:

All of the Company’s revenue and asset locations of long-lived assets were geographically within the United States during 2002 and 2001.

RECONCILIATION OF REPORTABLE SEGMENT REVENUES, PROFIT
OR LOSS AND ASSETS

	2002	2001
REVENUES
Total revenues for reportable segments	$22,704,934	$22,072,963
Total consolidated revenues	$22,704,934	$22,072,963

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION
Total for reportable segments	$723,481	$(22,876,230)
Unallocated corporate expense	(525,044)	(702,359)
Total consolidated earnings (loss) before interest, taxes, Depreciation and amortization	$198,437	$(23,578,589)

PROFIT OR LOSS
Total loss for reportable segments	$(13,421,953)	$(39,310,370)
Unallocated amounts:
Corporate expenses net of interest earnings	(497,738)	(352,728)
Interest expense on corporate indebtedness	(11,391)	(19,666)
Depreciation and amortization	(2,543)	(2,770)
Corporate bad debt	—	(250,000)
Total consolidated loss	$(13,933,625)	$(39,935,534)

INTEREST REVENUE
Total interest revenue for reportable segments	$6,566	$6,424
Unallocated amounts:
Corporate consolidated cash management	27,306	99,631
Total consolidated interest revenue	$33,872	$106,055

INTEREST EXPENSE
Total interest expense for reportable segments	$10,855,096	$9,270,646
Unallocated amounts:
Corporate interest expense	11,391	19,666
Total consolidated interest expense	$10,866,487	$9,290,312

DEPRECIATION AND AMORTIZATION
Total depreciation and amortization for reportable segments	$3,296,904	$7,169,918
Unallocated amounts:
Depreciation and amortization	2,543	2,770
Total consolidated depreciation and amortization	$3,299,447	$7,172,688

ASSETS
Total assets for reportable segments	$11,206,319	$13,712,021
Unallocated corporate assets	2,606,164	1,641,147
Elimination of net receivable from corporate	(6,438,830)	(5,711,806)
Total consolidated assets	$7,373,653	$9,641,362