Form 10QSB
period 2003-03-31
GEOKINETICS INC
filed 2003-05-15
CIK 314606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

On March 31, 2003, there were 18,992,156 shares of Registrant’s common stock ($.01 par value) outstanding.

GEOKINETICS INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GEOKINETICS INC.

Condensed Statements of Financial Position

ASSETS

	March 31 2003	December 31 2002
	Unaudited	Audited
Current Assets:
Cash	$844,603	$2,416,626
Receivables	2,581,304	1,527,434
Prepaid expenses	279,692	350,881

Total Current Assets	3,705,599	4,294,941

Property and Equipment:
Equipment, net of depreciation	2,159,083	2,540,988
Buildings, net of depreciation	218,478	220,098
Land	23,450	23,450

Total Property and Equipment	2,401,011	2,784,536

Other Assets:
Deferred charges	150,582	26,534
Restricted investments	219,139	219,139
Other assets	48,503	48,503

Total Other Assets	418,224	294,176

Total Assets	$6,524,834	$7,373,653

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31 2003	December 31 2002
	Unaudited	Audited
Current Liabilities:
Current maturities of long-term debt	$7,732,409	$7,723,139
Current portion of capital lease	281,470	338,452
Accounts payable	1,558,555	2,269,227
Accrued liabilities	3,979,262	3,784,351
Deferred revenue	1,332,355	857,079
Notes payable	135,603	304,699
Advances for lease bank	100,000	100,000
Accrued GeoLease Liability	8,611,936	8,611,936

Total Current Liabilities	23,731,590	23,988,883

Short-term obligations expected to be refinanced	16,789,301	14,510,538

Long-term debt, net of current maturities, net of OID	55,393,280	55,467,221

Other Liabilities:
Non-current portion of capital lease	43,803	95,940

Total Liabilities	95,957,974	94,062,582

Stockholders’ Equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 18,992,156 shares outstanding	193,672	193,672
Additional paid in capital	33,019,248	33,019,248
Retained deficit	(122,503,560)	(119,759,349)
	(89,290,640)	(86,546,429)
Less common stock in treasury at cost – 375,000 shares	(142,500)	(142,500)

Total Stockholders’ Equity	(89,433,140)	(86,688,929)

Total Liabilities and Stockholders’ Equity	$6,524,834	$7,373,653

GEOKINETICS INC.

Condensed Statements of Operations

	Three Months Ended March 31
	(unaudited)
	2003	2002
Revenues:
Seismic acquisition revenue	$4,423,252	$2,818,321
Data processing revenue	871,818	1,562,385
Total Revenues	5,295,070	4,380,706

Expenses:
General and administrative	405,389	492,223
Seismic operating expense	3,496,282	3,112,508
Data processing expense	979,076	951,404
Amortization expense	135,312	290,313
Depreciation expense	397,842	562,143
Total Expenses	5,413,901	5,408,591

Loss from operations	(118,831)	(1,027,885)

Other Income (Expense):
Interest income	3,068	4,306
Other income	3,213	4,063
Interest expense	(2,631,661)	(2,603,815)
Total Other Income (Expense)	(2,625,380)	(2,595,446)

Loss before provision for income tax	(2,744,211)	(3,623,331)

Provision for income tax	—	—

Net Loss	$(2,744,211)	$(3,623,331)

Earnings (Loss) per common share - Basic	$(.14)	$(.19)

Weighted average common shares and equivalents outstanding	18,992,156	18,992,156

GEOKINETICS INC.

Condensed Statements of Cash Flows

	Three Months Ended March 31
	(unaudited)
	2003	2002
OPERATING ACTIVITIES
Net Loss	$(2,744,211)	$(3,623,331)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	533,154	852,456
Changes in operating assets and liabilities
Accounts receivable and work in progress	(1,053,871)	357,466
Prepaid expenses and other assets	(52,859)	122,648
Accounts payable	(710,672)	256,875
Accrued liabilities and deferred revenue	670,187	(481,621)
Short-term obligations expected to be refinanced	2,278,763	2,258,749
Long-term lease liability	—	1,085,841
Net cash (used in) provided by operating activities	(1,079,509)	829,083
INVESTING ACTIVITIES
Purchases of capital assets	(64,705)	(34,977)
Net cash (used in) investing activities	(64,705)	(34,977)
FINANCING ACTIVITIES
Proceeds from short term debt	10,850	8,206
Payments on capital leases	(109,119)	—
Payments on software financing	—	(54,904)
Principal paid on long term debt	(149,595)	(145,233)
Principal paid on short term debt	(179,945)	(1,035,576)
Net cash (used in) financing activities	(427,809)	(1,227,507)

Net (decrease) in cash	(1,572,023)	(433,401)
Cash at beginning of period	2,416,626	1,172,280
Cash at end of period	$844,603	$738,879

Significant non-cash transactions:

Notes were issued during the first quarter of 2002 in payment of vendor accounts payable invoices in the amount of $3,409,791.

Notes to Interim Financial Statements

1.                                       Method and Basis of Presentation

The unaudited interim financial statements contained herein have been prepared in accordance with the instructions to Form 10-QSB and include all adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position and results of operations for the interim period reported.  All such adjustments are of a normal recurring nature.  The financial statements are condensed and should be read in conjunction with the financial statements and related notes included in the Registrant’s Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2002.  A summary of accounting policies and other significant information is included therein.

2.                                       Long Term Debt

At March 31, 2003, the Company’s long term debt was $63,125,689, including $7,732,409 in current maturities.  Long term debt is presented net of unamortized Original Issue Discount, totaling $849,277.  Long term debt consists primarily of (i) 13.5% Senior Secured Notes, due 2005, in the amount of $54,886,187, (ii) 13.5% Senior Secured Notes, due 2003, in the amount of $7,110,393, and (iii) a note to a financial institution, bearing interest at prime plus 1.5%, in the amount of $1,978,386.

Accrued interest on the Company’s Senior Secured Notes due 2005 totaled $16,789,301 at March 31, 2003 and $14,510,538 at December 31, 2002, and is classified as “Short term obligations expected to be refinanced” on the Company’s balance sheet.  Accrued interest on the Company’s Senior Secured Notes due 2003 totaled $2,175,019 at March 31, 2003 and $1,879,811 at December 31, 2002, and is classified as an accrued liability.

3.                                       Segment Information

The following table sets forth the Company’s significant information from reportable segments.

	For the Quarter Ended March 31, 2003
	Seismic Acquisition	Data Processing	Totals
Revenues from external customers	$4,423,252	$871,818	$5,295,070

Segment Profit (Loss)	(466,698)	(2,187,381)	(2,654,079)

Segment Assets	3,694,169	8,090,435	11,784,604

	For the Quarter Ended March 31, 2002
	Seismic Acquisition	Data Processing	Totals
Revenues from external customers	$2,818,321	$1,562,385	$4,380,706

Segment Profit (Loss)	(2,129,970)	(1,325,407)	(3,455,377)

Segment Assets	4,930,978	8,345,341	13,276,319

The following table reconciles reportable segment losses to consolidated losses.

	For the Quarter Ended March 31
	2003	2002
PROFIT OR LOSS
Total profit or loss for reportable segments	$(2,654,079)	$(3,455,377)
Unallocated amounts:
Corporate expenses net of interest earnings	(86,617)	(163,912)
Corporate interest expense	(2,699)	(3,466)
Depreciation	(816)	(576)
Total Consolidated Loss	$(2,744,211)	$(3,623,331)

4.                                       Stock Based Compensation

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

	Three Months Ended March 31
	2003	2002
Net loss, as reported	$(2,744,211)	$(3,623,331)
Less compensation cost determined under the fair value method	(14,504)	(81,288)

Pro forma net loss	$(2,758,715)	$(3,704,619)

Basic earnings per share:
As reported	$(0.14)	$(0.19)
Pro forma	(0.15)	(0.20)

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

5.             Restructuring and Subsequent Event

As a result of continuing negative industry conditions, the Company incurred a loss of approximately $13,900,000 during 2002 and a loss of approximately $2,700,000 in the first three months of 2003.  These results have left the Company with an equity deficit of approximately $89,400,000 at March 31, 2003.  Additionally, the Company's current liabilities exceed its current assets by approximately $20,000,000.

On May 2, 2003 the Company completed a series of debt restructurings, recapitalization and private placement transactions which were previously approved at the Company's Annual Stockholders Meeting held on March 18, 2003.  Pursuant to the restructuring, the Company (i) effected a reverse stock split of its common stock at a ratio of 1-for-100, (ii) eliminated approximately $80,000,000 in long term debt obligations through cash settlements or debt conversions into common stock, (iii) reduced and restructured its obligations to its principal equipment supplier and (iv) completed a $3,500,000 private placement from a group of private investors.  As a result of the restructuring, the Company added approximately $1,400,000 to its working capital.

At March 31, 2003, the Company had cash balances of $844,603.  The Company believes this cash, anticipated cash flow from its seismic acquisition and seismic data processing operations and the completion of the above transactions, more fully described in the Completion of Restructuring Transactions section of Item 2, will provide sufficient liquidity to continue operations at least for the next twelve months.  The seismic service industry continues to present difficult operating conditions.  The Company's financial results will continue to be negatively impacted until a recovery in the seismic service industry occurs.  The Company is presently unable to predict when such a recovery will occur.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Completion of Restructuring Transactions

On May 2, 2003 the Company completed a comprehensive debt restructuring with its principal creditors. Pursuant to the restructuring, the Company (i) effected a reverse stock split of its common stock at a ratio of 1-for-100, (ii)  eliminated approximately $ 80,000,000 in long term debt obligations through cash settlements or debt conversions into common stock, (iii) reduced and restructured its obligations to its principal equipment supplier and (iv) completed a $3,500,000 private placement from a group of private investors.   As a result of the restructuring, the Company added approximately $1,400,000 to its working capital.  The principal elements of the restructuring are summarized below:

1.	The Company completed a 1-for-100 reverse stock split of its outstanding common stock in order to make available additional shares of authorized common stock for the restructuring.

2.	The Company completed a $3,500,000 private placement of its common stock from a group of private investors.

3.

The holders (the "2005 Noteholders") of the Company's Senior Secured Notes Due 2005 (the "2005 Notes") surrendered for cancellation approximately $71,000,000 in principal and accrued interest evidenced by the 2005 Notes held by them in exchange for an aggregate of $15,000 cash.  Cash payments to the 2005 Noteholders were made out of the proceeds of the $3,500,000 private placement of common stock.  All existing warrants held by the 2005 Noteholders were surrendered and cancelled.

4.

The holders (the "2003 Noteholders") of the Company's Senior Secured Notes Due 2003 (the "2003 Notes") surrendered for cancellation approximately $9,000,000 in principal and accrued interest evidenced by the 2003 Notes held by them in exchange for an aggregate of (i) 1,103,469 shares of the Company's common stock giving effect to the reverse stock split to those 2003 Noteholders electing to receive common stock for their 2003 Notes and (ii) an aggregate of $82,709 cash to those 2003 Noteholders electing to receive cash for their 2003 Notes.  Cash payments to the 2003 Noteholders were made out of the proceeds of the $3,500,000 private placement of common stock..  All existing warrants held by the 2003 Noteholders were surrendered and cancelled.

5.

The Company restructured its lease obligations to GeoLease under the Equipment Lease.  Pursuant to such restructuring, GeoLease agreed to (i) reduce the accrued lease balance owed to GeoLease as of April 30, 2002 from $6,672,530 to $3,700,000, which amount shall be frozen but will continue to accrue simple interest at 6% per annum from May 1, 2002 until April 30, 2004, when such balance shall become payable in full, (ii) reduce the monthly payments under the lease from $260,000 to $62,400 (inclusive of any applicable taxes) per month beginning May 1, 2002, and (iii) eliminate the $1,900,000 deferred rent obligation to GeoLease.  In exchange, the Company agreed to, among other things, (w) pay GeoLease $1,000,000 in cash out of the proceeds of the private placement, (x) pay GeoLease an amount of cash out of the proceeds of the private placement equal to $62,400 (inclusive of any applicable taxes) for each calendar month (or portion thereof) from May 1, 2002 through the closing of the restructuring, (y) issue GeoLease 5,317,804 shares of common stock or 28% (excluding shares reserved for the options available for grant under the Company's 2002 Stock Awards Plan and certain residual warrants and options remaining outstanding at the closing of the restructuring) of the Company's common stock outstanding immediately following the restructuring, plus 1,745,354 shares of common stock being the remainder of the shares of common stock not subscribed for by 2003 Noteholders who elected to receive cash in lieu of common stock in exxchange for their notes and warrants, and (z) pay GeoLease $52,291 cash not paid to 2003 Noteholders who elected to receive shares of common stock in lieu of cash in exchange for their notes and warrants.  Cash payments to Geolease were made out of the proceeds of the $3,500,000 private placement of common stock.

The foregoing transactions were approved by the Company's stockholders at an annual meeting of stockholders held on March 18, 2003.

General

At March 31, 2003, the Company’s financial position reflects (i) the seismic acquisition services being conducted by Quantum Geophysical, Inc. and (ii) the seismic data processing, software and consultation services being provided by Geophysical Development Corporation.

Despite all of the Company’s efforts to restructure its obligations and improve its cash flow, the difficult operating conditions of the seismic service industry continue to negatively impact the Company’s financial position.  Demand for certain of the Company’s services, primarily its seismic acquisition segment, continued to improve when compared to the same period of a year ago.  However, demand for the services provided by the Company’s seismic data processing segment continued to lag.  The Company continues to experience significant competition in its marketplace which in turn negatively impacts the prices the Company can charge for its services.  The Company’s financial results will continue to be negatively affected until a more favorable pricing environment presents itself.  The Company is presently unable to predict when such an event will occur.

During the first quarter of 2003, the Company operated two seismic acquisition crews.  The Company’s current backlog is sufficient to keep two seismic crews in operation at least through the end of calendar year 2003.  The Company’s existing backlog of seismic acquisition contracts is expected to result in revenues for the seismic acquisition segment during calendar 2003 to exceed those revenues achieved in calendar 2002.  The Company intends to continue to aggressively compete for additional seismic acquisition projects from both existing and prospective clients.  During the first quarter of 2003, the Company’s data processing segment continued to have a significant portion of its computing capacity underutilized.  The Company is currently evaluating several business opportunities that it believes would provide the opportunity to expand the services currently offered at its data processing segment.

Results of Operations

Revenues for the quarter ended March 31, 2003 were $5,295,070 as compared to $4,380,706 for the same period of fiscal 2002, an increase of 21%.  This increase is primarily attributable to the Company’s seismic acquisition activities.  Seismic acquisition revenue totaled $4,423,252 during this period as compared to $2,818,321 for the same period of a year ago, an increase of 57%.  Seismic data processing revenue at March 31, 2003 totaled $871,818 as compared to $1,562,385 for the same period of 2002, a decrease of 44%.  The Company believes it is seeing a small improvement in the industry’s pricing environment, however the Company continues to experience significant competition in both its operating segments.  The Company’s results will continue to suffer until a more significant improvement in industry pricing occurs.

Operating expenses for the three months ended March 31, 2003 totaled $4,475,358 as compared to $4,063,912 for the same period of fiscal 2002, an increase of 10%.  This increase is the result of increased activity at the Company’s seismic acquisition segment.  There was an increase of 12% in seismic acquisition operating expenses during the first quarter of 2003 when compared to the same period of 2002.  Seismic data processing operating expenses increased by 3% in the quarter ended March 31, 2003 when compared to the same period of a year ago.

General and administrative expense for the quarter ended March 31, 2003 was $405,389 as compared to $492,223 for the same period of fiscal 2003, a decrease of 18%.  The decrease is primarily a result of decreased legal expenditures associated with the Company’s ongoing routine corporate requirements.

Depreciation and amortization expense for the quarter ended March 31, 2003 totaled $533,154 as compared to $852,456 for the same period of fiscal 2002, a decrease of 37%.  The decrease is primarily the result of a continuing decline in the basis of the Company’s depreciable assets.

Interest expense (net of interest income) for the three months ended March 31, 2003 was $2,625,380 as compared to $2,595,446 for the same period of 2002, an increase of 1%.  During 2003 and 2002, the Company elected to make interest payments due on its 2003 Notes and 2005 Notes by issuing additional notes resulting in increases in the outstanding balance of the Company’s 2003 Notes and 2005 Notes.  These increased note balances were primarily responsible for the increase in interest expense during the quarter ended March 31, 2003.  The Company anticipates a significant reduction in its interest expense on a going forward basis due to the cancellation of the indebtedness evidenced by the 2003 Notes and the 2005 Notes in the restructuring transactions described above that were completed on May 2, 2003.

The Company had a net loss of $2,744,211, or $(0.14) per share, for the three months ended March 31, 2003 as compared to a net loss of $3,623,331, or $(0.19) per share, for the same period of 2002.  The reduction of 24% in the net loss is primarily the result of reduced amortization expense and an improvement in the Company’s seismic acquisition segment operating results which is attributable to higher revenues, continuing cost reductions, and a small improvement in the Company’s pricing.

Liquidity and Capital Resources

The seismic service industry downturn, combined with the Company’s significant debt obligations, has negatively impacted the Company’s operating and financial results since 1999.  These circumstances have made it difficult for the Company to meet its financial obligations in a timely manner and raised substantial doubt about the Company’s ability to continue as a going concern.  The Company has attempted on various occasions to restructure its obligations in anticipation of a positive turnaround in the seismic service industry.  The Company’s financial position was further weakened during 2001 when its seismic acquisition business suffered a substantial and unexpected loss of approximately $1,500,000 on a seismic acquisition project that took significantly longer than expected due to customer permit issues and adverse weather conditions during the month of June and November.  The Company expected this project to be profitable until the fourth quarter of the fiscal year ended December 31, 2001 and approximately 70% of the company’s operating loss was recorded in that quarter.

As a result of the conditions outlined above, the Company incurred a loss of approximately $13,900,000 during 2002 and a loss of approximately $2,700,000 in the current quarter.  These results have left the Company with an equity deficit of approximately $89,400,000 at March 31, 2003.

As described above, on May 2, 2003, the Company completed a series of debt restructuring, recapitalization and private placement transactions.  As a result of the restructuring, the Company added approximately $1,400,000 to its working capital.

The Company believes that its current cash balances, anticipated cash flow from its seismic acquisition and seismic data processing operations and the completion of the transactions outlined above, will provide sufficient liquidity to continue operations beyond 2003.  The Company’s financial results will continue to be negatively impacted until a recovery in the seismic service industry occurs.  The Company is presently unable to predict when such a recovery will occur.

ITEM 3 .  Controls and Procedures.

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

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation to above.

Part II. Other Information

Item 5. Other Information

See the Completion of Restructuring Transaction section of Item 2 regarding the completion of a series of debt restructuring transactions, a reverse stock split of the Company’s Common Stock at a ratio of 1-to-100 and a $3,500,000 private placement of the Company’s common stock.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits:

10.1         Securities Purchase and Exchange Agreement dated May 2, 2003 by and among the Company, Valentis SB, LP, Blackhawk Investors II, LLC., Geolease Partners, LP and holders of the Company's senior secured notes (incorporated by reference from Annex A to Schedule 14A filed with the Securities and Exchange Commission on February 13, 2003 (file no. 000-09268)).

10.2         Registration Rights Agreement dated May 2, 2003 by and among the Company, Valentis SB, LP, Blackhawk II, LLC.  GeoLease and certain former holders of the Company's Senior Secured Notes Due 2003 (incorporated by reference from Exhibit V to Schedule 13D filed with the Securities and Exchange Commission on May 12, 2003 (file no. 000-09268)).

10.3         Co-Sale Agreement dated May 2, 2003 by and among the Company, GeoLease Partners, LP, certain former holders of the Company's Senior Secured Notes Due 2003 and persons affiliated with Blackhawk Investors II, LLC (incorporated by reference from Exhibit VI to Schedule 13D filed with the Securities and Exchange Commission on May 12, 2003 (file no. 000-09268)).

10.4         Lease Agreement dated as of October 1, 1999 and amended and restated as of May 2, 2003 by and between the Company and GeoLease Partners LP.

99.1         Certifications Pursuant to 18 U.S.C. 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

(b)                                 Reports on Form 8-K:

On March 20, 2003, the Company filed a Current Report on Form 8-K announcing the approval of certain debt restructuring, recapitalization and private placement transactions by the Company's stockholders

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOKINETICS INC. (Registrant)

Date: May 15, 2003	/s/ Thomas J. Concannon
Thomas J. Concannon Vice President and Chief Financial Officer

CERTIFICATIONS

I, Lynn A. Turner, certify that:

1.                                       I have reviewed this quarterly report on Form 10-QSB of Geokinetics Inc.

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

Date: May 15, 2003

/s/ Lynn C. Turner

Lynn C. Turner President

I, Thomas J. Concannon, certify that:

1.                                       I have reviewed this quarterly report on Form 10-QSB of Geokinetics Inc.

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

Date: May 15, 2003

/s/ Thomas J. Concannon

Thomas J. Concannon Vice President and Chief Financial Officer