Form 10QSB
period 2003-06-30
GEOKINETICS INC
filed 2003-08-14
CIK 314606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

On June 30, 2003, there were 18,992,156 shares of Registrant’s common stock ($.01 par value) outstanding.

GEOKINETICS INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GEOKINETICS INC.

Condensed Statements of Financial Position

ASSETS

	June 30 2003 Unaudited	December 31 2002 Audited
Current Assets:
Cash	$3,024,731	$2,416,626
Receivables	3,135,542	1,527,434
Prepaid expenses	121,618	350,881

Total Current Assets	6,281,891	4,294,941

Property and Equipment:
Equipment, net of depreciation	1,913,301	2,540,988
Buildings, net of depreciation	216,859	220,098
Land	23,450	23,450

Total Property and Equipment	2,153,610	2,784,536

Other Assets:
Deferred charges	134,591	26,534
Restricted investments	210,939	219,139
Other assets	48,503	48,503

Total Other Assets	394,033	294,176

Total Assets	$8,829,534	$7,373,653

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30 2003 Unaudited	December 31 2002 Audited
Current Liabilities:
Current maturities of long term debt	$715,083	$7,723,139
Current portion of capital lease	198,540	338,452
Accounts payable	1,821,655	2,269,227
Accrued liabilities	2,523,005	3,784,351
Deferred revenue	1,477,755	857,079
Notes payable	38,374	304,699
Advances for lease bank	100,000	100,000
Accrued GeoLease liability	3,967,588	8,611,936

Total Current Liabilities	10,842,000	23,988,883

Short term obligations expected to be refinanced	—	14,510,538

Long term debt, net of current maturities, net of OID of $934,201 at December 31, 2002	1,217,848	55,467,221

Other Liabilities:
Non-current portion of capital lease	16,160	95,940

Total Liabilities	12,076,008	94,062,582

Stockholders’ Equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 18,992,156 shares outstanding	189,922	193,672
Additional paid in capital	35,867,251	33,019,248
Retained deficit	(39,303,647)	(119,759,349)
	(3,246,474)	(86,546,429)
Less common stock in treasury at cost - 375,000 shares at December 31, 2002	—	(142,500)

Total Stockholders’ Equity	(3,246,474)	(86,688,929)

Total Liabilities and Stockholders’ Equity	$8,829,534	$7,373,653

GEOKINETICS INC.

Condensed Statements of Operations

	Three Months Ended June 30 (Unaudited)		Six Months Ended June 30 (Unaudited)
	2003	2002	2003	2002
Revenues acquisition:
Seismic acquisition revenue	$6,610,615	$2,221,215	$11,033,867	$5,039,537
Data processing revenue	844,106	1,113,751	1,715,924	2,676,135
Total Revenues	7,454,721	3,334,966	12,749,791	7,715,672

Expenses:
General acquisition and administrative	431,820	387,220	837,208	879,443
Seismic acquisition operating expense	5,174,420	2,789,767	8,670,703	5,902,275
Data processing expense	947,071	883,939	1,926,147	1,835,343
Amortization expense	78,696	290,313	214,008	580,626
Depreciation expense	397,842	564,087	795,684	1,126,230
Total Expenses	7,029,849	4,915,326	12,443,750	10,323,917

Income (Loss) from Operations	424,872	(1,580,360)	306,041	(2,608,245)

Other Income (Expense):
Interest income	3,676	4,243	6,744	8,550
Other income	125	151	3,338	4,213
Interest expense	(995,835)	(2,785,520)	(3,627,496)	(5,389,335)
Total Other (Expense)	(992,034)	(2,781,126)	(3,617,414)	(5,376,572)

Gain on financial restructuring	83,830,575	—	83,830,575	—

Income (Loss) before provision for income tax	83,263,413	(4,361,486)	80,519,202	(7,984,817)

Provision for income tax	63,500	—	63,500	—

Net Income (Loss)	$83,199,913	$(4,361,486)	$80,455,702	$(7,984,817)

Net Income (Loss) per common share-Basic	$4.38	$(0.23)	$4.23	$(0.42)

Weighted average common shares and equivalents outstanding	18,992,156	18,992,156	18,992,156	18,992,156

GEOKINETICS INC.

Condensed Statements of Cash Flows

	Six Months Ended June 30 (Unaudited)
	2003	2002
OPERATING ACTIVITIES
Net Income (Loss)	$80,455,702	$(7,984,817)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	1,009,692	1,706,856
Gain on financial restructuring	(83,830,575)	—
Changes in operating assets and liabilities
Accounts receivable and work in progress	(1,608,108)	1,318,537
Prepaid expenses and other assets	256,887	230,248
Accounts payable	(447,572)	646,246
Accrued liabilities and deferred revenue	1,239,143	(277,382)
Short term obligations expected to be refinanced	3,479,687	4,643,138
Long term lease liability	39,380	2,217,577
Net cash provided by operating activities	594,236	2,500,403

INVESTING ACTIVITIES
Purchases of capital assets	(265,534)	(34,977)
Net cash (used in) investing activities	(265,534)	(34,977)

FINANCING ACTIVITIES
Proceeds from short term debt	39,400	8,206
Proceeds of private placement, net of $513,247 cost	2,986,753	—
Payments on financial restructuring	(1,898,800)	—
Principal paid on lease bank advances	—	(10,000)
Payments on software financing	—	(111,486)
Principal paid on long term debt	(521,464)	(286,646)
Principal paid on short term debt	(326,486)	(2,016,529)
Net cash provided by (used in) financing activities	279,403	(2,416,455)

Net increase in cash	608,105	48,971
Cash at beginning of period	2,416,626	1,172,280
Cash at end of period	$3,024,731	$1,221,251

Significant non-cash transactions:

Notes were issued during the first quarter of 2002 and the second quarter of 2003 in payment of vendor accounts payable invoices in the amounts of $3,409,791 and $127,480 respectively

Notes to Interim Financial Statements

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

2.                                       Restructuring and Liquidity

On May 2, 2003 the Company completed a series of debt restructurings, recapitalization and private placement transactions which were previously approved at the Company’s Annual Stockholders Meeting held on March 18, 2003.  Pursuant to the restructuring, the Company (i) effected a reverse stock split of its common stock at a ratio of 1-for-100, (ii) eliminated approximately $80,000,000 in long term debt obligations through cash settlements or debt conversions into common stock, (iii) reduced and restructured its obligations to its principal equipment supplier, and (iv) completed a $3,500,000 private placement from a group of private investors.  As a result of the restructuring, the Company added approximately $1,400,000 to its working capital.

Prior to the May 2 restructuring as outlined above, the Company had sustained significant and continuing losses due to an excessive debt burden and the difficult operating environment resulting from the ongoing downturn in the seismic service industry.  While the Company’s seismic acquisition segment has achieved improved results over the last twelve months, the performance of the Company’s seismic data processing segment continues to decline.  As a result, the Company incurred a loss of approximately $13,900,000 during 2002 and a loss of approximately $2,700,000 in the first three months of 2003.  These results left the Company with an equity deficit of approximately $89,400,000 at March 31, 2003 as well as having the Company’s current liabilities exceed its current assets by approximately $20,000,000.  While the Company’s 2003 second quarter results have significantly improved the Company’s overall financial condition, at June 30 the Company continues to have an equity deficit of approximately $3,200,000 and the Company’s current liabilities exceed its current assets by approximately $4,600,000.

The Company believes that its current cash balances, anticipated cash flow from its seismic acquisition and seismic data processing operations and the completion of the transactions outlined above, will provide sufficient liquidity to continue operations beyond 2003.  As presently structured, the Company’s seismic acquisition equipment lease with GeoLease Partners, L.P. (“GeoLease”) reaches maturity on May 1, 2004 and will require the Company to make a payment of approximately $4.2 million at that time.  Under current conditions, continued operations by the Company beyond the aforementioned lease payment will be dependent upon a forebearance of payment by

GeoLease.  The Company intends to renegotiate this lease on more favorable payment terms.  However, there can be no assurance that any such renegotiation will be successful.

3.                                       Long Term Debt

At June 30, 2003, the Company’s long term debt was $1,932,931, including $715,083 in current maturities.  Long term debt consists primarily of a note to a financial institution, bearing interest at prime plus 1.5%, in the amount of $1,826,211.

                                                Accrued interest on the Company’s Senior Secured Notes due 2005 which were eliminated on May 2, 2003, totaled $14,510,538 at December 31, 2002, and is classified as “Short term obligations expected to be refinanced” on the Company’s balance sheet.   Accrued interest on the Company’s Senior Secured Notes due 2003 which were also eliminated on May 2, 2003, totaled $1,879,811 at December 31, 2002, and is classified as an accrued liability.

4.                                       Segment Information

The following table sets forth the Company’s significant information from reportable segments:

	For the Quarter Ended June 30, 2003
	Seismic Acquisition	Data Processing	Totals
Revenues from external customers	$6,610,615	$844,106	$7,454,721

Segment Profit (Loss)	3,305,673	(958,320)	2,347,353

Segment Assets	4,093,885	7,530,739	11,624,624

	For the Quarter Ended June 30, 2002
	Seismic Acquisition	Data Processing	Totals
Revenues from external customers	$2,221,215	$1,113,751	$3,334,966

Segment Profit (Loss)	(2,497,522)	(1,786,416)	(4,283,938)

Segment Assets	4,065,880	8,132,772	12,198,652

	For the Six Months Ended June 30, 2003
	Seismic Acquisition	Data Processing	Totals
Revenues from external customers	$11,033,867	$1,715,924	$12,749,791

Segment Profit (Loss)	2,838,973	(3,145,700)	(306,727)

Segment Assets	4,093,885	7,530,739	11,624,624

	For the Six Months Ended June 30, 2002
	Seismic Acquisition	Data Processing	Totals
Revenues from external customers	$5,039,537	$2,676,135	$7,715,672

Segment Profit (Loss)	(4,627,492)	(3,111,823)	(7,739,315)

Segment Assets	4,065,880	8,132,772	12,198,652

The following table reconciles reportable segment losses to consolidated losses:

	For the Quarter Ended June 30
	2003	2002
PROFIT OR LOSS
Total profit (loss) for reportable segments	$2,347,353	$(4,283,938)
Unallocated amounts:
Corporate expenses net of interest earnings	(115,349)	(74,004)
Corporate interest expense	(2,438)	(2,968)
Corporate gain on financial restructuring	80,947,938	—
Corporate income tax	23,225	—
Depreciation	(816)	(576)
Total Consolidated Profit (Loss)	$83,199,913	$(4,361,486)

	For the Six Months Ended June 30
	2003	2002
PROFIT OR LOSS
Total loss for reportable segments	$(306,727)	$(7,739,315)
Unallocated amounts:
Corporate expenses net of interest earnings	(201,966)	(237,916)
Corporate interest expense	(5,136)	(6,434)
Corporate gain on financial restructuring	80,947,938	—
Corporate income tax	23,225	—
Depreciation	(1,632)	(1,152)
Total Consolidated Profit (Loss)	$80,455,702	$(7,984,817)

5.                                       Stock Based Compensation

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

	Three Months Ended June 30
	2003	2002
Net income (loss), as reported	$83,199,913	$(4,361,486)
Less compensation cost determined under the fair value method	(14,504)	(81,288)
Pro forma net income (loss)	$83,185,409	$(4,442,774)

Basic earnings per share:
As reported	$4.38	$(0.23)
Pro forma	4.38	(0.23)

	Six Months Ended June 30
	2003	2002
Net income (loss), as reported	$80,455,702	$(7,984,817)
Less compensation cost determined under the fair value method	(29,008)	(162,577)
Pro forma net income (loss)	$80,426,694	$(8,147,394)

Basic earnings per share:
As reported	$4.23	$(0.42)
Pro forma	4.23	(0.43)

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

6.                                       Income Tax

As a result of its restructuring on May 2, 2003 the Company will realize income for federal income tax purposes of approximately $84,000,000 through cancellation of indebtedness.  The Company anticipates that it will be permitted to exclude all of this cancellation income for federal income tax purposes and will not incur any current tax liability as a result of the restructuring, but will lose substantially all of its tax attributes, which include net operating losses and tax credit carryforwards.  The current provision for income taxes of $63,500 as of June 30, 2003 is based upon net income generated by the Company following the restructuring.

7.                                       Recent Pronouncements

In April 2002, the FASB issued SFAS No 145, “Rescission of Financial Accounting Standards Board (FASB) Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 requires that gains or losses recorded from the extinguishment of debt that do not meet the criteria of Accounting Principles Board (APB) Opinion No. 30 should not be presented as extraordinary items.  This statement is effective for fiscal years beginning after May 15, 2002 as it relates to the reissued FASB Statement No. 4, with earlier application permitted.  The extinguishment of debt related to the restructuring that occurred in May 2003 has been appropriately classified.

Item 2.           Management’s Discussion and Analysis or Plan of Operation

Completion of Restructuring Transactions

On May 2, 2003 the Company completed a comprehensive debt restructuring with its principal creditors.  Pursuant to the restructuring, the Company (i) effected a reverse stock split of its common stock at a ratio of 1-for-100, (ii) eliminated approximately $80,000,000 in long term debt obligations through cash settlements or debt conversions into common stock, (iii) reduced and restructured its obligations to GeoLease, and (iv) completed a $3,500,000 private placement from a group of private investors.  As a result of the restructuring, the Company added approximately $1,400,000 to its working capital.  The principal elements of the restructuring are summarized below:

1.                                       The Company completed a 1-for-100 reverse stock split of its outstanding common stock in order to make available additional shares of authorized common stock for the restructuring.

2.                                       The Company completed a $3,500,000 private placement of its common stock from a group of private investors.

3.                                       The holders (the “2005 Noteholders”) of the Company’s Senior Secured Notes Due 2005 (the “2005 Notes”) surrendered for cancellation approximately $71,000,000 in principal and accrued interest evidenced by the 2005 Notes in exchange for an aggregate of  $15,000 in cash.  Cash payments to the 2005 Noteholders were made out of the proceeds of the $3,500,000 private placement of common stock.  All existing warrants held by the 2005 Noteholders were surrendered and cancelled.

4.                                       The holders (the “2003 Noteholders”) of the Company’s Senior Secured Notes Due 2003 (the “2003 Notes”) surrendered for cancellation approximately $9,000,000 in principal and accrued interest evidenced by the 2003 Notes in exchange for an aggregate of (i) 1,103,469 shares of the Company’s common stock giving effect to the reverse stock split to those 2003 Noteholders electing to receive common stock for their 2003 Notes and (ii) $82,709 cash to those 2003 Noteholders electing to receive cash for their 2003 Notes.  Cash payments to the 2003 Noteholders were made out of the proceeds of the $3,500,000 private placement of common stock.  All existing warrants held by the 2003 Noteholders were surrendered and cancelled.

5.                                       The company restructured its lease obligations to GeoLease under the Equipment Lease.  Pursuant to such restructuring, GeoLease agreed to (I) reduce the accrued lease balance owed to GeoLease as of April 30, 2002 from $6,672,530 to $3,700,000, which amount is frozen but will accrue simple interest at 6% per annum from May 1, 2002 until April 30, 2004, when such balance is payable in full, (ii) reduce the monthly payments under the lease from $260,000 to $62,400 (inclusive of any applicable taxes) per month beginning May 1, 2002, and (iii) eliminate the $1,900,000 deferred rent obligation to GeoLease.  In exchange, the Company agreed to, among other things, (w) pay GeoLease $1,000,000 in cash out of the proceeds of the private placement, (x) pay GeoLease $748,800 in cash out of the proceeds of the private placement (equal to $62,400 (inclusive of any applicable taxes) for each calendar month (or portion thereof) from May 1, 2002 through the closing of the restructuring), (y) issue GeoLease 5,317,804 shares of common stock or 28% (excluding shares reserved for the options available for grant under the Company’s 2002 Stock Awards Plan and certain residual warrants and options remaining outstanding at the closing of the restructuring) of the Company’s common stock outstanding immediately following the restructuring, plus 1,745,354 shares of common stock not subscribed for the 2003 Noteholders who elected to receive cash in lieu of common stock in exchange for their 2003 Notes and warrants, and (z) pay GeoLease $52,291 cash not paid to 2003 Noteholders who elected to receive shares of common stock in lieu of cash in exchange for their 2003 Notes and warrants.  Cash payments to GeoLease were made out of the proceeds of the $3,500,000 private placement of common stock.

The foregoing transactions were approved by the Company’s stockholders at an annual meeting of stockholders held on March 18, 2003.

General

At June 30, 2003, the Company’s financial position reflects (i) the seismic acquisition services being performed by Quantum Geophysical, Inc. and (ii) the seismic data processing, software and consultation services being performed by Geophysical Development Corporation.

Despite the Company’s efforts to restructure its obligations and improve its cash flow, the difficult operating conditions of the seismic service industry continue to negatively impact the Company’s overall financial condition.  Demand for certain of the Company’s services, primarily its seismic acquisition segment, continued to improve during the second quarter of 2003 when compared to the same period of 2002.  However, demand for the services provided by the Company’s seismic data processing segment hit historic lows during the second quarter of 2003.  The Company continues to experience significant competition in its marketplace which in turn negatively impacts the prices the Company can charge for its services.  The Company’s financial results will continue to be negatively affected until a more favorable pricing environment presents itself.  The Company is presently unable to predict when such an event will occur.

During the second quarter of 2003, the Company operated two seismic acquisition crews.  The Company’s current backlog is sufficient to keep two seismic crews in operation through the first quarter of 2004.  The Company’s existing backlog of seismic acquisition contracts is expected to result in revenues for the seismic acquisition segment during calendar 2003 to exceed the revenues achieved in calendar 2002.  The Company intends to continue to aggressively compete for additional seismic acquisition projects from both existing and prospective clients.  During the second quarter of 2003, the Company’s data processing segment continued to have a significant portion of its computing capacity underutilized.  The Company continues to evaluate several business opportunities that it believes would provide the opportunity to expand the services currently offered at its data processing segment.

Results of Operations

Revenues for the six months ended June 30, 2003 were $12,749,791, as compared to $7,715,672 for the same period of fiscal 2002, an increase of 65%.  This increase is attributable to the Company’s seismic acquisition activities.  Seismic acquisition revenue totaled $11,033,867 during this period, as compared to $5,039,537 for the same period of a year ago, an increase of 119%.   Seismic data processing revenue at June 30, 2003 totaled $1,715,924, as compared to $2,676,135 for the same period of 2002, a decrease of 36%.  For the three months ended June 30, 2003 revenues totaled $7,454,721, as compared to $3,334,966 for the same period of fiscal year 2002, an increase of 124%.  The Company believes its acquisition segment is seeing a small improvement in its pricing environment, however the Company continues to experience significant competition in both its operating segments.  The Company anticipates that revenues will increase from current levels during the second half of 2003 due to the backlog that has been accumulated at its seismic acquisition segment.  The Company’s results will continue to be hampered until a significant improvement in its data processing segment occurs.

Operating expenses for the six months ended June 30, 2003 totaled $10,596,850 as compared to $7,737,618 for the same period of fiscal 2002, an increase of 37%.  This increase is the result of increased activity at the Company’s seismic acquisition segment.  There was an increase of 47% in seismic acquisition operating expenses during the first six months of 2003, when compared to the same period of 2002.  Seismic data processing operating expenses increased by 5% in the six months ended June 30, 2003 when compared to the same period of a year ago.  For the three month period ended June 30, operating expenses increased from $3,673,706 in 2002 to $6,121,491 during 2003, an increase of 67%.

General and administrative expense for the six months ended June 30, 2003 was $837,208 as compared to $879,443 for the same period of fiscal 2002.  For the three month period ended June 30, 2003, general and administrative expense increased to $431,820 from $387,220 in 2002, an increase of 12%.  Fluctuations in quarterly general and administrative expenses result primarily from the timing of costs of professional fees related to the Company’s annual audit and ongoing legal expenditures, however costs through the first six months of 2003 varied less than 5% from the prior year.

Depreciation and amortization expense for the six months ended June 30, 2003 totaled $1,009,692 as compared to $1,706,856 for the same period of fiscal 2002, a decrease of 41%.  For the three months ended June 30, depreciation and amortization expense decreased from $854,400 in 2002 to $476,538 in 2003, a decrease of 44%.  These decreases are primarily the result of a continuing decline in the basis of the Company’s depreciable assets.

Interest expense (net of interest income) for the six months ended June 30, 2003 was $3,620,752, as compared to $5,380,785 for the same period of 2002, a decrease of 33%. Interest expense decreased for the quarter ended June 30, 2003 to $992,159 from $2,781,277 during the same period in 2002, a decrease of 64%.  This significant decrease in interest expense was primarily due to the cancellation of the Company’s 2003 and 2005 Senior Secured Notes as part of the restructuring transactions completed on May 2, 2003, a reduction in interest expense at the Company’s seismic acquisition segment due to the satisfaction of vendor financing arrangements entered into during January of 2002, and a restructuring of the acquisition segment’s equipment lease.

The Company had net income of $80,455,702, or $4.23 per share, for the six months ended June 30, 2003, as compared to a net loss of $7,984,817, or $(0.42) per share for the same period of 2002.  Net income for the first six months of 2003 included $83,830,575, or $4.41 per share, which represents the gain recognized on the Company’s financial restructuring completed on May 2, 2003.  For the three months ended June 30, 2003 the Company had net income of $83,199,913, or $4.38 per share, including the restructuring gain, as compared to a net loss of $4,361,486, or $(0.23) per share, for the three months ended June 30, 2002.  The Company’s net loss before recognition of its restructuring gain for the six months ended June 30, 2003 was $3,311,373, or $(0.17) per share as compared to $7,984,817, or $(0.42) per share, for the same period of 2002, and its net loss before recognition of its restructuring gain for the quarter ended June 30, 2003 was $567,162, or $(0.03) per share, as compared to a net loss of $4,361,486, or $(0.23) per share, for the three months ended June 30, 2002.  These reductions in the Company’s losses of 58% for the first six months of 2003 and 86% for the quarter ended June 30, 2003 reflect an improvement in the Company’s seismic acquisition segment’s operating results attributable primarily to higher revenues, improvement in the acquisition segment’s pricing environment and the significant reduction in Corporate interest expense as a result of the Company’s financial restructuring.

Liquidity and Capital Resources

Prior to the May 2 restructuring, more fully described in the Completion of Restructuring Transactions section of Item 2, the Company had sustained significant and continuing losses due to an excessive debt burden and the difficult operating environment resulting from the ongoing downturn in the seismic service industry.  While the Company’s seismic acquisition segment has achieved improved results over the last twelve months, the performance of the Company’s seismic data processing segment continues to decline.  As a result of the above, the Company incurred a loss of approximately $13,900,000 during 2002 and a loss of approximately $2,700,000 in the first three months of 2003.  These results left the Company with an equity deficit of approximately $89,400,000 at March 31, 2003, and current liabilities exceeding current assets by approximately $20,000,000.  While the Company’s 2003 second quarter results have significantly improved the Company’s overall financial condition, at June 30 the Company continues to have an equity deficit of approximately $3,200,000, with current liabilities exceeding current assets by approximately $4,600,000.

The Company believes that its current cash balances, anticipated cash flow from its seismic acquisition and seismic data processing operations and the completion of the transactions outlined above, will provide sufficient liquidity to continue operations beyond 2003.  As presently structured, the Company’s seismic acquisition equipment lease with GeoLease reaches maturity on May 1, 2004 and will require the Company to make a payment of approximately $4.2 million at that time.  Under current conditions, continued operations by the Company beyond the aforementioned lease payment will be dependent upon a forebearance of payment by GeoLease.  The Company intends to renegotiate this lease on more favorable payment terms.  However, there can be no assurance that any such renegotiation will be successful.  The Company’s financial results will continue to be negatively impacted until a recovery in the seismic service industry occurs.  The Company is presently unable to predict when such a recovery will occur.

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

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referred to above.

Part II. Other Information

Item 5. Other Information

See the Completion of Restructuring Transactions section of Item 2 regarding a series of debt restructuring transactions, a reverse stock split of the Company’s Common Stock at a ratio of 1-to-100 and a $3,500,000 private placement of the Company’s common stock.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits:

31  Certification Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as Amended.

32  Certifications Pursuant to 18 U.S.C. 1350  (Section 906 of Sarbanes-Oxley Act of 2002).

(b)                                 Reports on Form 8-K:

None

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOKINETICS INC.
(Registrant)

Date: August 14, 2003	/s/ Thomas J. Concannon
Thomas J. Concannon
Vice President and Chief Financial Officer