Form 10QSB
period 2003-09-30
GEOKINETICS INC
filed 2003-11-14
CIK 314606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

On September 30, 2003, there were 18,992,156 shares of Registrant’s common stock ($.01 par value) outstanding.

GEOKINETICS INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GEOKINETICS INC.

Condensed Statements of Financial Position

ASSETS

	September 30 2003	December 31 2002
	Unaudited	Audited
Current Assets:
Cash	$4,871,463	$2,416,626
Receivables	3,794,196	1,527,434
Prepaid expenses	33,368	350,881

Total Current Assets	8,699,027	4,294,941

Property and Equipment:
Equipment, net of depreciation	2,271,602	2,540,988
Buildings, net of depreciation	215,239	220,098
Land	23,450	23,450

Total Property and Equipment	2,510,291	2,784,536

Other Assets:
Deferred charges	351,220	26,534
Restricted investments	210,939	219,139
Other assets	61,090	48,503

Total Other Assets	623,249	294,176

Total Assets	$11,832,567	$7,373,653

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30 2003	December 31 2002
	Unaudited	Audited
Current Liabilities:
Current maturities of long term debt	$724,616	$7,723,139
Current portion of capital lease	208,279	338,452
Accounts payable	4,380,764	2,269,227
Accrued liabilities	1,971,744	3,784,351
Deferred revenue	1,762,134	857,079
Notes payable	298,947	304,699
Advances for lease bank	100,000	100,000
Accrued GeoLease liability	4,027,400	8,611,936

Total Current Liabilities	13,473,884	23,988,883

Short term obligations expected to be refinanced	—	14,510,538

Long term debt, (net of current maturities), net of OID of $934,201 at December 31, 2002	1,034,162	55,467,221

Other Liabilities:
Non-current portion of capital lease	58,908	95,940

Total Liabilities	14,566,954	94,062,582

Stockholders’ Equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 18,992,156 shares outstanding	189,922	193,672
Additional paid in capital	35,861,350	33,019,248
Retained deficit	(38,785,659)	(119,759,349)
	(2,734,387)	(86,546,429)
Less common stock in treasury at cost - 375,000 shares At December 31, 2002	—	(142,500)

Total Stockholders’ Equity	(2,734,387)	(86,688,929)

Total Liabilities and Stockholders’ Equity	$11,832,567	$7,373,653

GEOKINETICS INC.

Condensed Statements of Operations

	Three Months Ended September 30 (Unaudited)		Nine Months Ended September 30 (Unaudited)
	2003	2002	2003	2002
Revenues:
Seismic revenue	$8,382,700	$6,227,277	$19,416,567	$11,266,814
Data processing revenue	978,666	1,390,187	2,694,590	4,066,322
Total Revenues	9,361,366	7,617,464	22,111,157	15,333,136

Expenses:
General and administrative	439,720	441,323	1,276,929	1,320,766
Seismic operating expense	7,005,643	6,086,360	15,676,345	11,988,635
Data processing expense	990,685	868,436	2,916,832	2,703,778
Depreciation and amortization expense	368,409	854,388	1,378,101	2,561,244
Total Expenses	8,804,457	8,250,507	21,248,207	18,574,423

Income (Loss) from Operations	556,909	(633,043)	862,950	(3,241,287)

Other Income (Expense):
Interest income	4,293	13,112	11,037	21,662
Other income	126	383	3,463	4,596
Interest expense	(106,840)	(2,832,966)	(3,734,335)	(8,222,301)
Total Other Income (Expense)	(102,421)	(2,819,471)	(3,719,835)	(8,196,043)

Gain on financial restructuring	—	—	83,830,575	—

Income (Loss) before provision for income tax	454,488	(3,452,514)	80,973,690	(11,437,330)

Provision for income tax	(63,500)	—	—	—

Net Income (Loss)	$517,988	$(3,452,514)	$80,973,690	$(11,437,330)

Earnings (Loss) per common share-Basic	$0.03	$(0.18)	$4.26	$(0.60)

Weighted average common shares and equivalents outstanding	18,992,156	18,992,156	18,992,156	18,992,156

GEOKINETICS INC.

Condensed Statements of Cash Flows

	Nine Months Ended September 30 (Unaudited)
	2003	2002
OPERATING ACTIVITIES
Net Loss	$80,973,690	$(11,437,330)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	1,378,101	2,561,244
Gain on financial restructuring	(83,830,575)	—
Changes in operating assets and liabilities
Accounts receivable and work in progress	(2,266,762)	1,286,468
Prepaid expenses and other assets	115,922	355,173
Accounts payable	2,111,537	1,909,209
Accrued liabilities and deferred revenue	972,264	90,027
Short term obligations expected to be refinanced	3,479,687	7,054,353
Accrued lease liability	99,192	3,397,303
Net cash provided by operating activities	3,033,056	5,216,447

INVESTING ACTIVITIES
Purchases of capital assets	(856,786)	(452,925)
Net cash (used in) investing activities	(856,786)	(452,925)

FINANCING ACTIVITIES
Proceeds from short term debt	326,482	8,206
Proceeds from long term debt	—	343,230
Proceeds of private placement, net of $513,247 cost	2,980,852	—
Payments on financial restructuring	(1,898,800)	—
Principal paid on lease bank advances	—	(15,000)
Principal paid on long term debt	(756,882)	(626,847)
Principal paid on short term debt	(373,085)	(2,904,178)
Net cash provided by (used in) financing activities	278,567	(3,194,589)

Net increase in cash	2,454,837	1,568,933
Cash at beginning of period	2,416,626	1,172,280
Cash at end of period	$4,871,463	$2,741,213

Significant non-cash transactions:

Notes were issued during the first quarter of 2002 and the second quarter of 2003 in payment of vendor accounts payable invoices in the amounts of $3,409,791 and $127,480 respectively.

Capital assets were acquired through a capital lease in the amount of $133,839 during the third quarter of 2003.

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

Prior to the May 2 restructuring as outlined above, the Company had sustained significant and continuing losses due to an excessive debt burden and the difficult operating environment resulting from the ongoing downturn in the seismic service industry.  While the Company’s seismic acquisition segment has achieved improved results over the last twelve months, the performance of the Company’s seismic data processing segment continues to decline.  As a result, the Company incurred a loss of approximately $13,900,000 during 2002 and a loss of approximately $2,700,000 in the first three months of 2003.  These results left the Company with an equity deficit of approximately $89,400,000 at March 31, 2003 as well as having the Company’s current liabilities exceed its current assets by approximately $20,000,000.  While the Company’s 2003 second and third quarter results have significantly improved the Company’s overall financial condition, at September 30 the Company continues to have an equity deficit of approximately $2,700,000 and the Company’s current liabilities exceed its current assets by approximately $4,800,000.

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

3.             Long Term Debt

At September 30, 2003, the Company’s long term debt was $1,758,778, including $724,616 in current maturities.  Long term debt consists primarily of a note to a financial institution, bearing interest at prime plus 1.5%, in the amount of $1,672,148.

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

4.                                      Segment Information

The following table sets forth the Company’s significant information from reportable segments:

	For the Quarter Ended September 30, 2003
	Seismic Acquisition	Data Processing	Totals
Revenues from external customers	$8,382,700	$978,666	$9,361,366

Segment Profit (Loss)	1,040,134	(368,612)	(671,522)

Segment Assets	4,873,056	7,681,597	12,554,653

	For the Quarter Ended September 30, 2002
	Seismic Acquisition	Data Processing	Totals
Revenues from external customers	$6,227,277	$1,390,187	$7,617,464

Segment Profit (Loss)	(1,821,197)	(1,515,047)	(3,336,244)

Segment Assets	3,013,549	8,546,047	11,559,596

	For the Nine Months Ended September 30, 2003
	Seismic Acquisition	Data Processing	Totals
Revenues from external customers	$19,416,567	$2,694,590	$22,111,157

Segment Profit (Loss)(1)	3,879,107	(3,514,313)	364,794

Segment Assets	4,873,056	7,681,597	12,554,653

(1)   Included a $2,882,637 gain from financial restructuring in the seismic acquisition segment.

	For the Nine Months Ended September 30, 2002
	Seismic Acquisition	Data Processing	Totals
Revenues from external customers	$11,266,814	$4,066,322	$15,333,136

Segment Profit (Loss)	(6,448,690)	(4,626,869)	(11,075,559)

Segment Assets	3,013,549	8,546,047	11,559,596

The following table reconciles reportable segment losses to consolidated losses:

	For the Quarter Ended September 30
	2003	2002
PROFIT OR LOSS
Total profit or loss for reportable segments	$671,522	$(3,336,244)
Unallocated amounts:
Corporate expenses net of interest earnings	(127,319)	(113,231)
Corporate interest expense	(2,174)	(2,463)
Corporate income tax	(23,225)	—
Depreciation	(816)	(576)
Total Consolidated Loss	$517,988	$(3,452,514)

	For the Nine Months Ended September 30
	2003	2002
PROFIT OR LOSS
Total profit or loss for reportable segments	$364,794	$(11,075,559)
Unallocated amounts:
Corporate expenses net of interest earnings	(329,283)	(351,146)
Corporate interest expense	(7,311)	(8,897)
Corporate gain on financial restructuring	80,947,938	—
Depreciation	(2,448)	(1,728)
Total Consolidated Loss	$80,973,690	$(11,437,330)

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

	Three Months Ended September 30
	2003	2002
Net income (loss), as reported	$517,988	$(3,452,514)
Less compensation cost determined under the fair value method	(14,504)	(81,288)
Pro forma net income (loss)	$503,484	$(3,533,802)

Basic earnings per share:
As reported	$.03	$(0.18)
Pro forma	.03	(0.19)

	Nine Months Ended September 30
	2003	2002
Net income (loss), as reported	$80,973,690	$(11,437,330)
Less compensation cost determined under the fair value method	(43,512)	(243,864)
Pro forma net income (loss)	$80,930,178	$(11,681,194)

Basic earnings per share:
As reported	$4.26	$(0.60)
Pro forma	4.26	(0.62)

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

6.                                       Income Tax

As a result of its restructuring on May 2, 2003 the Company will realize income for federal income tax purposes of approximately $84,000,000 through cancellation of indebtedness.  The Company anticipates that it will be permitted to exclude all of this cancellation income for federal income tax purposes and will not incur any current tax liability as a result of the restructuring, but will lose substantially all of its tax attributes, which include net operating losses and tax credit carryforwards as of January 1, 2004.

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

General

At September 30, 2003, the Company’s financial position reflects (i) the seismic acquisition services being performed by Quantum Geophysical, Inc. (“Quantum”) and (ii) the seismic data processing, software and consultation services being performed by Geophysical Development Corporation (“GDC”).

Despite the Company’s efforts to restructure its obligations and improve its cash flow, the difficult operating conditions of the seismic service industry continue to negatively impact the Company’s overall financial condition.  Demand for certain of the Company’s services, primarily its seismic acquisition segment, continued to improve during the third quarter of 2003 when compared to the same period of 2002.  However, demand for the services provided by the Company’s seismic data processing segment hit historic lows during the first nine months of 2003.  The Company continues to experience significant competition in its marketplace which in turn negatively impacts the prices the Company can charge for its services.  The Company’s financial results will continue to be negatively affected until a more favorable pricing environment presents itself.  The Company is presently unable to predict when such an event will occur.

During the third quarter of 2003, the Company operated three seismic acquisition crews.  The Company was able to accomplish this by utilizing its entire inventory of acquisition equipment and supplementing its own equipment with rental equipment where necessary.  The Company had been operating two seismic crews through the second quarter of 2003.  The seismic acquisition segment’s revenues for the nine months ending September 30, 2003 exceeded the revenues achieved during the entire 2002 calendar year.  The Company’s current backlog is sufficient to keep two seismic crews in operation through approximately the first nine months of 2004 and the Company anticipates being awarded additional work that would require the utilization of the third crew for a major portion of 2004.  The Company intends to continue to aggressively compete for additional seismic acquisition projects from both existing and prospective clients.  During the third quarter of 2003, the Company’s data processing segment continued to have a significant portion of its computing capacity underutilized.  During August, the Company announced that GDC had established GDC UK Limited, a new subsidiary to be located in the United Kingdom.  Individuals, who had previously been associated with Ensign Geophysics Limited, were retained to manage GDC UK Limited and assist in the overall management of GDC.  GDC believes that this expansion will facilitate penetration of wider geographic markets, provide access to worldwide technology trends and strengthen its overall geophysical and management expertise.

Results of Operations

Revenues for the nine months ended September 30, 2003 were $22,111,157 as compared to $15,333,136 for the same period of fiscal 2002, an increase of 44%.  For the three months ended September 30, 2003 revenues totaled $9,361,366 as compared to $7,617,464 for the same period of fiscal year 2002, an increase of 23%.  Revenues increased during the first nine months of 2003 due to continuing strong demand for the services provided by the Company’s seismic acquisition segment and improved crew utilization.  The acquisition segment’s revenues for the nine months ended September 30, 2003 totaled $19,416,567 as compared to $11,266,814 for the same period of 2002, an increase of 72%.  For the three months ended September 30, 2003 seismic acquisition revenue was $8,382,700 as compared to $6,227,277 for the quarter ended September 30, 2002 an increase of 35%.  The Company expects this trend to continue during the fourth quarter of 2003 due to the backlog that is currently in place at its seismic acquisition segment.  Demand for the Company’s seismic data processing segment continued to weaken in the third quarter.  Revenues for the three months ended September 30, 2003 were $978,666 as compared to $1,390,187 for the same period of fiscal 2002, a decrease of 30%.  For the nine months ended September 30, 2003 revenues were $2,694,590 as compared to $4,066,322 for the same period of fiscal 2002, a decrease of 34%.  While the company has seen significant improvement at its seismic acquisition segment, the Company’s results will continue to be negatively impacted until the seismic service industry’s pricing environment shows significant improvement.  Pricing improvement will come only from an increase in demand for the entire industry’s services.

Operating expenses for the nine months ended September 30, 2003 totaled $18,593,177 as compared to $14,692,413 for the same period of fiscal 2002, an increase of 27%.  For the three month period ended September 30, operating expenses increased from $6,954,796 in 2002 to $7,996,328 in 2003, an increase of 15%.  The increases in operating expenses for the quarter and nine months ended September 30, 2003 are due primarily to increased third party and crew costs associated with the increased levels of activity at the seismic acquisition segment.

General and administrative expense for the nine months ended September 30, 2003 decreased from $1,320,766 in 2002 to $1,276,929 in 2003, a decrease of 3%.  For the three months ended September 30, 2003 general and administrative expense totaled $439,720 as compared to $441,323 for the same period of fiscal 2002, a decrease of less than 1%.

Depreciation and amortization expense for the nine months ended September 30, 2003 totaled $1,378,101 as compared to $2,561,244 for the same period of fiscal 2002, a decrease of 46%.  For the quarter ended September 30, depreciation and amortization expense decreased to $368,409 from $854,388 in 2002, a decrease of 57%.  These decreases are primarily the result of a continuing decline in the basis of the Company’s depreciable assets and elimination of certain items subject to amortization in the Company’s May 2, 2003 financial restructuring..

Interest expense (net of interest income) for the nine months ended September 30, 2003 totaled $3,719,835 as compared to $8,196,043 for the same period of 2002, a decrease of 55%.  For the three months ended September 30, interest expense totaled $102,421 as compared to $2,819,471 for the same period of 2002.  This significant decrease in interest expense was primarily due to the cancellation of the Company’s 2003 and 2005 Senior Secured Notes and a restructuring of the acquisition segment’s equipment lease as part of the restructuring transactions completed on May 2, 2003, and a reduction in interest expense at the Company’s seismic acquisition segment due to the satisfaction of vendor financing arrangements entered into during January of 2002.

The Company had net income of $80,973,690, or $4.26 per share, for the nine months ended September 30, 2003, as compared to a net loss of $11,437,330, or $(0.60) per share for the same period of 2002.  Net income for the first nine months of 2003 included $83,830,575, or $4.41 per share, which represents the gain recognized on the Company’s financial restructuring completed on May 2, 2003.  For the three months ended September 30, 2003 the Company had net income of $517,988, or $.03 per share as compared to a net loss of $3,452,514, or $(0.18) per share, for the three months ended September 30, 2002.  The Company’s net loss before recognition of its restructuring gain for the nine months ended September 30, 2003 was $2,856,885, or $(0.15) per share as compared to $11,437,330, or $(0.60) per share, for the same period of 2002.  The reduction in the Company’s loss of 75% for the first nine months of 2003 reflects an improvement in the Company’s seismic acquisition segment’s operating results attributable primarily to higher revenues, improvement in the acquisition segment’s pricing environment and the significant reduction in Corporate interest expense as a result of the Company’s financial restructuring.

Liquidity and Capital Resources

Prior to the May 2 restructuring, more fully described in the Completion of Restructuring Transactions section of Item 2, the Company had sustained significant and continuing losses due to an excessive debt burden and the difficult operating environment resulting from the ongoing downturn in the seismic service industry.  While the Company’s seismic acquisition segment has achieved improved results over the last twelve months, the performance of the Company’s seismic data processing segment continues to decline.  As a result of the above, the Company incurred a loss of approximately $13,900,000 during 2002 and a loss of approximately $2,700,000 in the first three months of 2003.  These results left the Company with an equity deficit of approximately $89,400,000 at March 31, 2003, and current liabilities exceeding current assets by approximately $20,000,000.  While the Company’s 2003 second and third quarter results have significantly improved the Company’s overall financial condition, at September 30 the Company continues to have an equity deficit of approximately $2,700,000 and its current liabilities exceed current assets by approximately $4,800,000.

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

ITEM 3. Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive and financial officers, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in periodic filings with the Securities and Exchange Commission. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referred to above.

Part II. Other Information

Item 5. Other Information

On October 2, the Company announced that David A. Johnson has been appointed President and Chief Executive Officer of Geokinetics and has also been appointed as a member of the Company’s Board of Directors, effective October 1, 2003.  Mr. Johnson brings over 30 years of experience in the international exploration and production business to Geokinetics.  Lynn A. Turner will continue to manage the seismic acquisition operations as President of Quantum and Stuart Reynolds will continue to manage the data processing operations as President of GDC.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits:

31    Certification Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as Amended.

32            Certification Pursuant to 18 U.S.C. 1350  (Section 906 of Sarbanes-Oxley Act of 2002).

(b)           Reports on Form 8-K:

On August 29, 2003, the Company filed a Current Report on Form 8K announcing that Geophysical Development Corporation, a wholly-owned subsidiary, established a subsidiary company, GDC UK Limited, which will provide seismic data processing services based in the United Kingdom.

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOKINETICS INC.
(Registrant)

Date: November 14, 2003	/s/ David A. Johnson
David A. Johnson President and Chief Executive Officer

/s/ Thomas J. Concannon
Thomas J. Concannon
Vice President and Chief Financial Officer