Form 10KSB
period 2003-12-31
GEOKINETICS INC
filed 2004-04-14
CIK 314606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-9268

GEOKINETICS INC.

(Exact name of small business issuer as specified in its charter)

Delaware	94-1690082
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Riverway, Suite 2100 Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (713) 850-7600

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Registrant’s revenues for its most recent fiscal year were $35,948,890.

As of December 31, 2003, 18,992,113 shares of the Registrant’s Common Stock were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately $188,602 the last reported sales price of such stock on that date.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference    None.

GEOKINETICS INC.

FORM 10-KSB

YEAR ENDED DECEMBER 31, 2003

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

The seismic service industry downturn, combined with the Company’s significant debt obligations, has negatively impacted the Company’s operating and financial results since 1999.  These circumstances made it difficult for the Company to meet its financial obligations in a timely manner and raised substantial doubt about the Company’s ability to continue as a going concern.  The Company attempted on various occasions to restructure its obligations in anticipation of a positive turnaround in the seismic service industry.

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

3.                                       The holders (the “2005 Noteholders”) of the Company’s Senior Secured Notes Due 2005 (the “2005 Notes”) surrendered for cancellation approximately $71,000,000 in principal and accrued interest evidenced by the 2005 Notes in exchange for an aggregate of $15,000 cash.  Cash payments to the 2005 Noteholders were made out of the proceeds of the $3,500,000 private placement of common stock.  All existing warrants held by the 2005 Noteholders were surrendered and cancelled.

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

5.                                       The Company restructured its lease obligations to GeoLease Partners, L.P., a Delaware limited partnership (“GeoLease”) under that certain Lease Agreement dated October 1, 1999 between the Company and GeoLease (the “Equipment Lease”).  Pursuant to such restructuring, GeoLease agreed to (i) reduce the accrued lease balance owed to GeoLease as of April 30, 2002 from $6,672,530 to $3,700,000, which amount shall be frozen but will continue to accrue simple interest at 6% per annum from May 1, 2002 until April 30, 2004, when such balance shall become payable in full, (ii) reduce the monthly payments under the lease from $260,000 to $62,400 (inclusive of any applicable taxes) per month beginning May 1, 2002, and (iii) eliminate the $1,900,000 deferred rent obligation to GeoLease.  In exchange, the Company agreed to, among other things, (w) pay GeoLease $1,000,000 in cash out of the proceeds of the private placement, (x) pay GeoLease an amount of cash out of the proceeds of the private placement equal to $62,400 (inclusive of any applicable taxes) for each calendar month (or portion thereof) from May 1, 2002 through the closing of the restructuring, (y) issue GeoLease 5,317,804 shares of common stock or 28% (excluding shares reserved for the options available for grant under the Company’s 2002 Stock Awards Plan and certain residual warrants and options remaining outstanding at the closing of the restructuring) of the Company’s common stock outstanding immediately following the restructuring, plus 1,745,354 shares of common stock being the remainder of the shares of common stock not subscribed for the 2003 Noteholders who elected to receive cash in lieu of common stock in exchange for their notes and warrants, and (z) pay GeoLease $52,291 cash not paid to 2003 Noteholders who elected to receive shares of common stock in lieu of cash in exchange for their notes and warrants.  Cash payments to GeoLease were made out of the proceeds of the $3,500,000 private placement of common stock.

The restructuring transactions were approved by the Company’s stockholders at an annual meeting of stockholders held on March 18, 2003.

In May, 2003 the Company restructured and reduced its obligation to Geolease, the holder of the Company’s seismic acquisition Equipment Lease.  At that time, the Company’s accrued lease obligation to Geolease was reduced to $3,700,000 from $6,672,530.  The outstanding balance of $3,700,000 was frozen as of May 2, 2003 but accrued interest at 6% per annum from May 1, 2002 until April 30, 2004 when such balance, plus accrued and unpaid interest, would be payable in full.  In addition, the Company’s monthly payments under the lease, for continuing use of the seismic acquisition equipment, were reduced from $260,000 to $62,400 (inclusive of any applicable taxes) beginning May 1, 2002 until April 30, 2004.

On April 14, 2004, the Company and Geolease agreed to a comprehensive restructuring of the equipment lease pursuant to Amendment No. 2 of the Equipment Lease (“Amendment No. 2”).  Pursuant to the restructuring, the Company is allowed to pay Geolease the outstanding accrued lease obligation as of April 30, 2004 (totaling $4,170,419) in 48 monthly installments beginning May 1, 2004 and ending with a final payment in April, 2008.  The outstanding balance accrues interest at 8% per annum.  The Company’s monthly lease payments will also be reduced from $62,400 to $31,200 per month for the period beginning May 1, 2004 until October 31, 2004, further reduced to $21,200 per month for the period beginning November 1, 2004 until April 30, 2005, further reduced to $11,200 per month for the period beginning May 1, 2005 until April 30, 2007 and further reduced to $5,600 per month for the period beginning May 1, 2007 until April 30, 2008.  Under the terms of Amendment No. 2, the Company is also required to make mandatory annual prepayments of the outstanding accrued lease obligation should the Company have positive “Free Cash Flow” (as defined in Amendment No. 2) as calculated for each of the calendar years ending December 31, 2004 through December 31, 2007 until the balance is paid in full.  At the year end of each period, the Company will calculate its consolidated “Free Cash Flow” and for the period ended December 31, 2004 pay 37.5% of the calculated “Free Cash Flow” as a prepayment to Geolease and in each of the subsequent yearly periods pay 50% of its calculated “Free Cash Flow” to Geolease.  Any such prepayment will be applied to the last installments of the outstanding accrued lease obligation first.  Amendment No. 2 also requires the Company to make prepayments of cash proceeds received pursuant to certain financing transactions and certain sales of assets outside the ordinary course of business.

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

Seismic data is acquired by land, transition zone and offshore crews.  Seismic data is generated by the propagation of sound waves near the earth’s surface by controlled sources, such as dynamite or vibration equipment.  The seismic waves radiate into the earth and are reflected back to the surface with the information collected by strategically positioned data collection devices known in the industry as “geophones.”  This data is then input into a specialized data processing system that enhances the recorded signal by reducing noise and distortion and improving resolution and arranges the input data to produce an image of the subsurface.  Practically speaking, 3D seismic surveys collect far more information than previously used seismic methods, generating significantly greater detail about the underlying reservoirs.  With advances in equipment and computer power resulting in lower costs, 3D technology is now being applied to virtually all exploration ventures as well as field development and prospect delineation.

Since 1988 the Company believes the offshore seismic data acquisition market has changed from a market that was roughly 50-60% proprietary 3D seismic surveys to one that is predominately multi-client or “spec surveys.”  The major difference between a proprietary survey and a multi-client survey is the data acquired from a proprietary survey is exclusively owned by the customer whereas the data acquired from a multi-client survey is owned by the contractor and can be resold.  The reduced cost which customers generally enjoy from participating in a multi-client survey more than offset the loss of exclusive data ownership.  This fact and the general industry perception that seismic acquisition is a commodity business have been the primary reasons for the rapid expansion of multi-client data in the offshore.  Most exploration companies use processing, interpretation or other in-house technology as a means of differentiation rather than acquired data.  This same circumstance is now occurring on land.  During 2003, the Company’s acquisition segment generated revenues of approximately $32,290,000.  Approximately 75%, or $24,232,000, of this total was revenue generated from multi-client or spec surveys.  Conversely, during 2003, revenue of approximately $8,058,000 was generated from proprietary (single-client) surveys.

Beginning with the deterioration of the price of oil which occurred in mid-1998 and continued into early 1999, the seismic service industry experienced a significant downturn which continues to negatively impact the Company’s operating and financial results.  Margins have been significantly reduced, seismic acquisition equipment has been under-utilized and a number of seismic service companies have experienced financial difficulties.  Combine this with a continuing trend towards larger crews (higher channel counts) and more technologically capable equipment and it is clear that properly capitalized companies with access to lower costing capital will have a significant advantage.  These conditions also apply to the seismic data processing segment of the industry.  Margins have deteriorated and the number of processing opportunities has decreased.  Seismic data processing companies with proprietary processing techniques, large computing infrastructure and industry recognized staffs will have a significant advantage.  Demand for the Company’s seismic acquisition services continued to improve in 2003, with margins increasing somewhat.  It remains unclear as to when a full industry recovery will occur.  Until such a recovery occurs, the Company’s results will continue to be negatively impacted.

Seismic Acquisition Services

The Company’s seismic acquisition operations are conducted by Quantum Geophysical, Inc. (“Quantum”), its wholly owned subsidiary.  Quantum was established in 1997.

Quantum is engaged in land-based and transition zone seismic acquisition services on a contract basis for its clients.  Quantum’s equipment is capable of collecting both 2D and 3D seismic acquisition data, has a combined recording capacity of approximately 9,000 channels and can be configured to operate up to three crews.  Most of the Company’s land and transition zone acquisition services involve 3D surveys.  Quantum operated two seismic acquisition crews during much of 2003.  For periods during the third and fourth quarters, Quantum had sufficient work to allow it to operate a third seismic acquisition crew.  Quantum is currently operating two seismic acquisition crews.  The majority of Quantum’s seismic acquisition activities has been in the Gulf Coast and Rocky Mountain region of the United States.

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

The Company’s seismic data processing center in Houston, Texas is capable of processing 2D and 3D seismic data acquired from its own crews as well as data acquired by other geophysical crews.  A majority of the Company’s data processing services is performed on 3D seismic data.  Seismic data is processed to produce an image of the earth’s subsurface using proprietary computer software and techniques developed by the Company.  The Company also reprocesses older seismic data using new techniques designed to enhance the quality of the data.

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

The geophysical industry is highly technical, and the technological requirements for the acquisition and processing of seismic data have increased continuously over time.  Thus, the Company must continually take steps to ensure that its technological capabilities are comparable or superior to those of its competitors, whether through continuing research and development, strategic alliances with equipment manufacturers or by acquiring technology under license from others.  The Company has introduced several technological innovations that have become industry-standard products in the seismic data processing business.  These include its proprietary AVO (amplitude variation with offset) processing, more specifically within AVO the relationship between normal incidence reflectivity and poisson’s (relationship between the sheer velocity and p velocity) reflectivity.  The Company continues to upgrade its technology in the areas of Pre - Stack Time and Depth Imaging through technology joint ventures and proprietary developments.  The Company currently offers leading edge Pre - Stack Depth Imaging services.  The Company’s Gulf of Mexico well log database, deep water Gulf of Mexico field studies and rock properties database continue to be unique products offered in the seismic data processing area.

During 2003, the Company evaluated several business opportunities that it believed would provide the opportunity to expand the services currently offered at its data processing segment.  In August, the Company announced that GDC had established GDC UK Limited, a new subsidiary which is located in the United Kingdom.  Individuals, who had previously been associated with Ensign Geophysics Limited, were retained to manage GDC UK Limited and assist in the overall management of GDC.  The Company believes that this expansion will facilitate penetration of wider geographic markets, provide access to worldwide technology trends and strengthen the overall geophysical and management expertise.

Capital Expenditures

The seismic service industry is capital intensive principally due to the high cost of seismic acquisition equipment.  The Company will continue to need to invest additional capital to upgrade and expand its seismic service capabilities.  The cost of equipping a crew with a state-of-the-art system such as an I/O System Two, can range from $4 to $10 million.  The Company’s current ability to operate and expand its business operations is dependent upon the availability of internally generated cash flow and financing alternatives.  Such financing may consist of bank or commercial debt, equity or debt securities or any combination thereof.  There can be no assurance that the Company will be successful in obtaining sufficient capital to upgrade and expand its current operations through additional financing or other transactions if and when required on terms acceptable to the Company.  Any substantial alteration or increase in the Company’s capitalization through the issuance of debt or equity securities or otherwise may significantly increase the leverage and decrease the financial flexibility of the Company.  Due to the uncertainties surrounding the changing market for seismic services, increases in capital and technological requirements, and other matters associated with the Company’s operations, the Company is unable to estimate the amount or terms of any financing that it may need to acquire, upgrade and maintain seismic equipment and continue its diversification as a full-scale geotechnology enterprise.  If the Company is unable to obtain such financing if and when needed, it may be forced to curtail its business objectives, and to finance its business activities with only such internally generated funds as may then be available.

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

Marketing

The Company’s seismic acquisition and seismic data processing services are primarily marketed from its Houston office.  The Company’s seismic data processing services conducted in the United Kingdom are primarily marketed from the Company’s United Kingdom office.

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

Customers

Seismic acquisition revenues totaled approximately $32,290,000.  Seismic Assistants, Ltd. accounted for approximately $10,400,000, representing 32% of the Company’s seismic acquisition revenues and approximately 29% of the Company’s consolidated revenues.  In addition, Seitel Data accounted for approximately $7,000,000, representing 22% of the Company’s seismic acquisition revenues and approximately 20% of the Company’s consolidated revenues.  Jebco Seismic, L.P. accounted for approximately $5,800,000, representing 18% of the Company’s seismic acquisition revenues and approximately 16% of the Company’s consolidated revenues.  The Company’s seismic data processing revenues totaled approximately $3,600,000.  Vaalco Energy, Inc. accounted for approximately $470,000, representing 13% of the Company’s seismic data processing revenues and 1% of the Company’s consolidated revenues.  No customer of the Company’s seismic data processing segment accounted for 10% or more of the Company’s consolidated revenues.

Backlog

At March 30, 2004, the Company’s backlog of commitments for services was approximately $27,700,000.  It is anticipated that significantly all of the March 30, 2004 backlog will be completed in the next 12 months.  This backlog consists of written orders or commitments believed to be firm.  Contracts for services are occasionally varied or modified by mutual consent and in certain instances are cancelable by the customer on short notice without penalty.  As a result of these factors, the Company’s backlog as of any particular date may not be indicative of the Company’s actual operating results for any succeeding fiscal period.

Competition

The acquisition and processing of seismic data for the oil and gas industry is highly competitive.  Although reliable comparative figures are not available, the Company believes a number of its competitors has more extensive and diversified operations and also has financial, operating and other resources substantially in excess of those available to the Company.  Competitive factors include the type and capability of equipment used to conduct seismic surveys and that equipment’s availability.  In addition to price, the performance and dependability of a crew significantly affect a potential customer’s decision to award a contract to the Company or one of its competitors.

The Company’s principal competitors include Veritas DGC, Inc., Eagle Geophysical, Inc., Dawson Geophysical Company, PGS, Inc. and Trace Energy Services Ltd.

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

Technology

The Company relies on certain proprietary information, proprietary software, joint venture technologies, trade secrets, and confidentiality and licensing agreements (collectively, “Intellectual Property”) to conduct its current operations.  The term of the Company’s existing Joint Processing Agreement with Screen Imaging Technology Inc. will expire on January 15, 2005.  The Company’s future success will depend, in part, on its ability to maintain and preserve its Intellectual Property, without infringing the rights of any third parties.  There can be no assurance that the Company will be successful in protecting its Intellectual Property or that its competitors will not develop technologies that are substantially equivalent or superior to the Company’s technologies.  The Company continues to incur expenses associated with research and development and expects that research and development expenditures will increase as the Company’s expansion into other areas of seismic operations develops.  During the last two years, the Company has spent approximately $1,000,000 on ongoing research and development projects.

Employees

At March 30, 2004, the Company had approximately 228 employees, all of which were full-time employees of the Company.  None of the Company’s employees is a party to a collective bargaining agreement.  The Company considers the relations with its employees to be good.

Item 2.                                   Description of Property.

The Company’s corporate headquarters, its seismic data processing operation and certain of its seismic acquisition operations are located at One Riverway, Houston, Texas 77056.  The Company leases approximately 18,500 square feet of office space at this location under a lease expiring November 30, 2007.  The Company’s current annual rent under this lease is approximately $399,000.  In addition, the Company owns approximately one acre of property in Brookshire, Texas, which is serving as the Company’s maintenance facility for its seismic acquisition operations.  The Brookshire property consists of a facility of approximately 5,400 square feet where maintenance activities are conducted, and a smaller storage facility of approximately 1,200 square feet.  The Brookshire facility is subject to a Deed of Trust, Security Agreement and Fixtures Financing Statement dated March 1, 1996 from Quantum Geophysical, Inc. (now Quantum Geophysical Services, Inc.), Mortgagor, to Benefit Life Insurance Company, Mortgagee.  The Company currently has no plans to renovate, improve or develop any of the foregoing properties, and believes each of the properties is adequately covered by insurance.  The Company believes that its present facilities are sufficient for the foreseeable future.

The Company leases approximately 880 square feet of office space in Old Woking, Surrey, the United Kingdom to conduct operations of GDC UK.  This lease expires in September 2005 and provides for rent of approximately $34,000 per year.

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

Item 4.                                   Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5.                                   Market for Common Equity and Related Stockholder Matters.

The Company’s Common Stock, $.01 par value per share (the “Common Stock”) is traded on the Nasdaq OTC Bulletin Board under the trading symbol “GOKN.”  As of December 31, 2003, the Company had 351 stockholders of record, however since many shares may be held by investors in nominee names such as the name of their broker or their broker’s nominee, the number of record holders often bears little relationship to the number of beneficial owners of the Common Stock.

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

	High	Low

Twelve Months Ended December 31, 2003
Quarter Ended March 31, 2003	.06	.01
Quarter Ended June 30, 2003	.06	.01
Quarter Ended September 30, 2003	.15	.06
Quarter Ended December 31, 2003	.30	.15

Twelve Months Ended December 31, 2002
Quarter Ended March 31, 2002	.05	.01
Quarter Ended June 30, 2002	.05	.01
Quarter Ended September 30, 2002	.05	.01
Quarter Ended December 31, 2002	.03	.01

The Company has never paid cash dividends on its Common Stock and the Board of Directors intends to retain all of its earnings, if any, to finance the development and expansion of its business. In addition, the Company is prohibited from paying cash dividends under the Equipment Lease.  There can be no assurance that the Company’s operations will prove profitable to the extent necessary to pay cash dividends.  Moreover, even if such profits are achieved, future dividend policy will depend upon the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company’s Board of Directors.

The Company has completed the equity and debt financing transactions described in this report under the caption, “Certain Relationships and Related Transactions—Other Transactions” and believes each of such transactions was exempt from registration pursuant to Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the Company’s equity compensation plans as of December 31, 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,043,532	$0.21	310,934
Equity compensation plans not approved by security holders	0	$0	0
Total	3,043,532	$0.21	310,934

Item 6.                                   Management’s Discussion and Analysis or Plan of Operation.

General

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

Prior to the May 2 restructuring, the Company had sustained significant and continuing losses due to an excessive debt burden and the difficult operating environment resulting from the ongoing downturn in the seismic service industry.  While the Company’s seismic acquisition segment has achieved improved results over the last twenty-four months, the performance of the Company’s seismic data processing segment continues to decline.  As a result, the Company incurred a loss of approximately $13,900,000 during 2002 and a loss of approximately $2,700,000 in the first three months of 2003.  For the year ended December 31, 2003, the Company achieved income from operations of approximately $1,855,000 as compared to a loss from operations of approximately $3,101,000 for the year ended December 31, 2002.  While the Company’s 2003 year end results have significantly improved the Company’s overall financial condition, at December 31, 2003, the Company continued to have an equity deficit of approximately $1,900,000 and the Company’s current liabilities exceed its current assets by approximately $482,000.

The Company operated two seismic acquisition crews during much of 2003.  For periods during the third and fourth quarter, the Company had sufficient work to allow it to operate a third seismic acquisition crew.  The Company was able to accomplish this by utilizing its entire inventory of acquisition equipment and supplementing its own equipment with rental equipment where necessary.  The Company’s current backlog is sufficient to keep two seismic acquisition crews in operation through approximately the first nine months of 2004 and the Company anticipates being awarded additional work that would require the utilization of a third seismic acquisition crew for much of the second half of 2004.  The Company intends to continue to aggressively compete for additional seismic acquisition projects from both existing and prospective clients.  Demand for the services provided by the Company’s seismic data processing segment continued to decline.  During 2003, the Company evaluated several business opportunities that it believed would provide the opportunity to expand the services currently offered at its data processing segment.  In August, the Company announced that GDC had established GDC UK Limited, a new subsidiary which is located in the United Kingdom.  Individuals, who had previously been associated with Ensign Geophysics Limited, were retained to manage GDC UK Limited and assist in the overall management of GDC.  The Company believes that this expansion will facilitate penetration of wider geographic markets, provide access to worldwide technology trends and strengthen its overall geophysical and management expertise.

On October 2, the Company announced that David A. Johnson had been appointed President and Chief Executive Officer of Geokinetics and had also been appointed as a member of the Company’s Board of Directors.  Most recently, Mr. Johnson served as President, Worldwide Deepwater Division, of Phillips Petroleum leading efforts to develop deepwater exploration capabilities.  Mr. Johnson brings over 30 years of experience in the international exploration and production business to the Company.

The Company continues to experience significant competition in its marketplace which in turn negatively impacts the prices the Company can charge for its services.  The Company’s financial results will continue to be negatively affected until a more favorable pricing environment presents itself.  The Company is presently unable to predict when such an event will occur.

Results of Operations

Revenues for the 12 months ended December 31, 2003 totaled $35,948,890 as compared to $22,704,934 for the same period of 2002, an increase of 58%.  The increase in Company revenues is directly attributable to the Company’s seismic acquisition activities.  Seismic acquisition revenues for 2003 were $32,289,682 as compared to $17,286,879 for 2002, an increase of 87%.  The increase in seismic acquisition revenues is due to continuing strong demand for the services provided by the Company’s seismic acquisition segment, improved crew utilization and the operation of a third seismic acquisition crew during the months of September and October.  Seismic data processing revenues for 2003 were $3,659,208 as compared to $5,418,055 in 2002, a decrease of 32%.  Although the Company’s overall revenues increased in 2003, the Company continues to experience intense competition at both its seismic acquisition and seismic data processing segments.  This situation continues to negatively impact the prices the Company can charge for its services.  The Company’s results will continue to be hindered until there is a significant improvement in the industry’s pricing environment.

Operating expenses for 2003 were $30,025,443 as compared to $20,729,128 for the same period of 2002, an increase of 45%.  This increase is primarily the result of increased activities at the seismic acquisition segment as well as increased costs associated with the seismic data processing segment’s UK operation.

General and administrative expenses for the 12 months ended December 31, 2003 were $2,273,875 as compared to $1,777,369 for the same period of 2002, an increase of 28%.  This increase is primarily a result of the adoption of an executive incentive program and increased salary costs due to staff additions.

Depreciation and amortization expense for 2003 was $1,793,813, as compared to $3,299,447 for the same period of 2002, a decrease of 46%.  This decrease is primarily the result of a continuing decline in the basis of the Company’s depreciable assets and elimination of certain items subject to amortization in the Company’s May 2, 2003 financial restructuring.

Interest expense (net of interest income) for the 12 months ended December 31, 2003 totaled $3,823,978 as compared to $10,832,615 for the same period of 2002, a decrease of 65%.  This significant decrease in interest expense was primarily due to the cancellation of the Company’s 2003 Notes and 2005 Notes, a restructuring of the acquisition segment’s equipment lease as part of the restructuring transactions completed on May 2 and a reduction in interest expense at the Company’s seismic acquisition segment due to the satisfaction of vendor financing arrangements entered into during January, 2002.

The Company had net income of $81,862,356, or $4.31 per share, for the 12 months ended December 31, 2003, as compared to a net loss of $13,933,625, or $(0.73) per share, for the same period of 2002.  Net income for 2003 included $83,830,575 or $4.41 per share, which represents the gain recognized on the Company’s financial restructuring completed on May 2.  Excluding the recognition of its restructuring gain, the Company’s net loss for 2003 was $1,968,219, or $(0.10) per share as compared to a loss of $13,933,625, or $(0.73) per share, for the year ended 2002.  The reduction in the Company’s loss of 86% for 2003 reflects an improvement in the Company’s seismic acquisition segment’s operating results attributable primarily to higher revenues, improvement in the acquisition segment’s pricing environment and the significant reduction in corporate interest expense as a result of the Company’s financial restructuring.

Liquidity and Capital Resources

The seismic service industry downturn, combined with the Company’s significant debt obligations, has negatively impacted the Company’s operating and financial results since 1999.  These circumstances made it difficult for the Company to meet its financial obligations in a timely manner and raised substantial doubt about the Company’s ability to continue as a going concern.  The Company attempted on various occasions to restructure its obligations in anticipation of a positive turnaround in the seismic service industry.

On May 2, 2003 the Company completed a comprehensive debt restructuring with its principal creditors.  Pursuant to the restructuring the Company (i) effected a reverse stock split of its common stock at a ratio of 1-for-100, (ii) eliminated approximately $80,000,000 in long term debt obligations through cash settlements or debt conversions into common stock, (iii) reduced and restructured its obligations to GeoLease, and (iv) completed a $3,500,000 private placement from a group of private investors.  As a result of the restructuring, the Company added approximately $1,400,000 to its working capital.  The principal elements of the restructuring are summarized below:

1.                                       The Company completed a 1-for-100 reverse stock split of its outstanding common stock in order to make available additional shares of authorized common stock for the restructuring.

2.                                       The Company completed a $3,500,000 private placement of its common stock from a group of private investors.

3.                                       The 2005 Noteholders surrendered for cancellation approximately $71,000,000 in principal and accrued interest evidenced by the 2005 Notes in exchange for an aggregate of $15,000 in cash.  Cash payments to the 2005 Noteholders were made out of the proceeds of the $3,500,000 private placement of common stock.  All existing warrants held by the 2005 Noteholders were surrendered and cancelled.

4.                                       The 2003 Noteholders surrendered for cancellation approximately $9,000,000 in principal and accrued interest evidenced by the 2003 Notes in exchange for an aggregate of (i) 1,103,469 shares of the Company’s common stock giving effect to the reverse stock split to those 2003 Noteholders electing to receive common stock for their 2003 Notes and (ii) $82,709 cash to those 2003 Noteholders electing to receive cash for their 2003 Notes.  Cash payments to the 2003 Noteholders were made out of the proceeds of the $3,500,000 private placement of common stock.  All existing warrants held by the 2003 Noteholders were surrendered and cancelled.

5.                                       The Company restructured its lease obligations to GeoLease under the Equipment Lease.  Pursuant to such restructuring, GeoLease agreed to (i) reduce the accrued lease balance owed to GeoLease as of April 30, 2002 from $6,672,530 to $3,700,000, which amount is frozen but will accrue simple interest at 6% per annum from May 1, 2002 until April 30, 2004, when such balance is payable in full, (ii) reduce the monthly payments under the lease from $260,000 to $62,400 (inclusive of any applicable taxes) per month beginning

May 1, 2002, and (iii) eliminate the $1,900,000 deferred rent obligation to GeoLease.  In exchange, the Company agreed to, among other things, (w) pay GeoLease $1,000,000 in cash out of the proceeds of the private placement, (x) pay GeoLease $748,800 in cash out of the proceeds of the private placement (equal to $62,400 (inclusive of any applicable taxes) for each calendar month (or portion thereof) from May 1, 2002 through the closing of the restructuring), (y) issue GeoLease 5,317,804 shares of common tock or 28% (excluding shares reserved for the options available for grant under the Company’s 2002 Stock Awards Plan and certain residual warrants and options remaining outstanding at the closing of the restructuring) of the Company’s common stock outstanding immediately following the restructuring, plus 1,745,354 shares of common stock not subscribed for the 2003 Noteholders who elected to receive cash in lieu of common stock in exchange for their 2003 Notes and warrants, and (z) pay GeoLease $52,291 cash not paid to 2003 Noteholders who elected to receive shares of common stock in lieu of cash in exchange for their 2003 Notes and warrants.  Cash payments to GeoLease were made out of the proceeds of the $3,500,000 private placement of common stock.

Prior to the May 2 restructuring, the Company had sustained significant and continuing losses due to its excessive debt burden and the difficult operating environment created by the ongoing slump in the seismic service industry.  As a result, the Company incurred a loss of approximately $13,900,000 during 2002.  While the Company’s 2003 results have significantly improved the Company’s overall financial condition, at December 31, 2003, the Company continued to have an equity deficit of approximately $1,900,000 and the Company’s current liabilities exceed its current assets by approximately $482,000.

In May, 2003 the Company restructured and reduced its obligation to Geolease, the holder of the Company’s seismic acquisition Equipment Lease.  At that time, the Company’s accrued lease obligation to Geolease was reduced to $3,700,000 from $6,672,530.  The outstanding balance of $3,700,000 was frozen as of May 2, 2003 but accrued interest at 6% per annum from May 1, 2002 until April 30, 2004 when such balance, plus accrued and unpaid interest, would be payable in full.  In addition, the Company’s monthly payments under the lease, for continuing use of the seismic acquisition equipment, were reduced from $260,000 to $62,400 (inclusive of any applicable taxes) beginning May 1, 2002 until April 30, 2004.

On April 14, 2004, the Company and Geolease agreed to a comprehensive restructuring of the equipment lease pursuant to Amendment No. 2 of the Equipment Lease (“Amendment No. 2”).  Pursuant to the restructuring, the Company is allowed to pay Geolease the outstanding accrued lease obligation as of April 30, 2004 (totaling $4,170,419) in 48 monthly installments beginning May 1, 2004 and ending with a final payment in April, 2008.  The outstanding balance accrues interest at 8% per annum.  The Company’s monthly lease payments will also be reduced from $62,400 to $31,200 per month for the period beginning May 1, 2004 until October 31, 2004, further reduced to $21,200 per month for the period beginning November 1, 2004 until April 30, 2005, further reduced to $11,200 per month for the period beginning May 1, 2005 until April 30, 2007 and further reduced to $5,600 per month for the period beginning May 1, 2007 until April 30, 2008.  Under the terms of Amendment No. 2, the Company is also required to make mandatory annual prepayments of the outstanding accrued lease obligation should the Company have positive “Free Cash Flow” (as defined in Amendment No. 2) as calculated for each of the calendar years ending December 31, 2004 through December 31, 2007 until the balance is paid in full.  At the year end of each period, the Company will calculate its consolidated “Free Cash Flow” and for the period ended December 31, 2004 pay 37.5% of the calculated “Free Cash Flow” as a prepayment to Geolease and in each of the subsequent yearly periods pay 50% of its calculated “Free Cash Flow” to Geolease.  Any such prepayment will be applied to the last installments of the outstanding accrued lease obligation first.  Amendment No. 2 also requires the Company to make prepayments of cash proceeds received pursuant to certain financing transactions and certain sales of assets outside the ordinary course of business.

The Company believes that its current cash balances, anticipated cash flow from its seismic acquisition and seismic data processing operations and the completion of the transactions outlined above, will provide sufficient liquidity to continue operations beyond 2004.  The Company’s financial results will continue to be negatively impacted until a full recovery in the seismic service industry occurs.  The Company is presently unable to predict when such a recovery will occur.

Off - Balance Sheet Arrangements

The Company had no off - balance sheet arrangements for the fiscal year ended December 31, 2003.

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

Item 8.                                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.                          Controls and Procedures.

The Securities and Exchange Commission defines the term disclosure controls and procedures to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms. Based on an evaluation performed, the Company’s certifying officers have concluded that the disclosure controls and procedures were effective as of December 31, 2003, to provide reasonable assurance of the achievement of these objectives.  In addition, during the Company’s quarter ended December 31, 2003, there have been no changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 9.                                   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Officers

Set forth below are the names, ages and positions of the directors and executive officers of the Company.  Each of the directors named below were elected at the Company’s 2002 Annual Meeting of the Stockholders for a term of one year or until their successors were elected except that David A. Johnson and Daniel Frank Harrison were appointed to fill vacancies in the Company’s Board of Directors.  Each of the directors named below will be nominated at the 2004 Annual Meeting of Stockholders to serve on the Company’s Board of Directors for additional one year terms or until their successors are elected.

Name	Age	Position with the Company	Office Held Since

William R. Ziegler	61	Chairman (non executive) since February 2, 1999 and Director	1997

David A. Johnson	53	President, Chief Executive Officer and Director	2003

Michael A. Dunn	48	Vice President	1997

Thomas J. Concannon	50	Vice President and Chief Financial Officer	1997

Michael A. Schott	59	Vice President of Financial Reporting and Compliance	1998

Lynn A. Turner	53	President of Quantum Geophysical, Inc.	1997

Christopher M. Harte	55	Director	1997

Steven A. Webster	51	Director	1997

Daniel Frank Harrison	56	Director	2003

There are no family relationships between any of the directors or executive officers of the Company.

William R. Ziegler, age 61, has served as a member of the Company’s Board of Directors since August 1, 1997 and has served as the Company’s Chairman (non-executive) since February 2, 1999.  Mr. Ziegler is of counsel to the law firm of Satterlee Stephens Burke & Burke, LLP, located in New York, New York.  Since June 1994, Mr. Ziegler served as Chairman of the New York law firm of Parson & Brown, L.L.P. which merged with Satterlee Stephens Burke & Burke, LLP effective September 1, 1999.  Mr. Ziegler was formerly a partner of Whitman Breed Abbott & Morgan, located in New York, New York (1993 - May 1994), and a predecessor law firm, Whitman & Ransom (since 1976).  Mr. Ziegler is a director of and Vice Chairman of Grey Wolf, Inc. (an International Land Drilling Company), a director of

Flotek Industries Inc. (an oil services equipment supplier) and a general partner of Blackhawk Capital Partners, the managing member of Blackhawk Investors, L.L.C.

David A. Johnson, age 53, has served as a member of the Company’s Board of Directors and has served as the Company’s President and Chief Executive Officer since October 1, 2003.  Most recently, Mr. Johnson served as President, Worldwide Deepwater Division, of Phillips Petroleum.  Prior to this, Mr. Johnson served as Vice President Exploration of Spirit Energy 76 from 1997 to 2000 and Senior Vice President Exploration and Land of Vastar Resources from 1995 to 1996.  From 1973 to 1995, Mr. Johnson held a variety of managerial positions with Shell Oil.

Michael A. Dunn, age 48, has served as a Vice President and the Chief Technology Officer of the Company since August 18, 1997.  Prior to joining the Company, Mr. Dunn was employed for 18 years by Shell Oil Company, most recently as Technology Manager at its Exploration and Production Research Center.  Mr. Dunn has over 20 years background in all aspects of geoscience, including seismic acquisition, seismic processing, exploration and research.

Thomas J. Concannon, age 50, has served as a Vice President and the Chief Financial Officer of the Company since July 15, 1997.  Prior to joining the Company, Mr. Concannon worked for four years as a private consultant for various energy companies.  Prior to that time, Mr. Concannon served as President of NJR Energy, an exploration company and as a director of its parent company, NJ Resources, Inc.  Mr. Concannon has over 15 years of energy industry experience.

Michael A. Schott, age 59, has served as Vice President of Financial Reporting and Compliance and Secretary since August 5, 1998. Prior to joining the Company, Mr. Schott served eight years as a Vice President and shareholder of a public accounting firm in San Antonio, Texas.  Prior to that time Mr. Schott served as Controller, then Senior Vice President and Treasurer of Venus Oil Company.  Mr. Schott is a Certified Public Accountant with more than 30 years of experience, including 10 years in the oil and gas exploration industry and 20 years in the practice of public accounting.  Mr. Schott is a member of the Texas Society of Certified Public Accountants and the American Institute of CPAs.

Lynn A. Turner, age 53, serves as the President of Quantum Geophysical, Inc., Mr Turner served as the President and Chief Operating Officer of the Company from July 28, 1997 until September 30, 2003. Prior to joining the Company, Mr. Turner was employed for six years by Fairfield Industries, Inc., a provider of seismic acquisition services, most recently as Senior Vice President and Manager of Data Acquisition.  Mr. Turner has more than 20 years of experience in the seismic data acquisition business.

Christopher M. Harte, age 55, is a private investor and has served as a member of the Company’s Board of Directors since August 1, 1997.  From 1992 to 1994, Mr. Harte was the President of Portland Newspapers, Inc.  Mr. Harte is a director of several corporations, including Harte-Hanks Communications, Inc. (a direct marketing and shopper publishing company) and Crown Resources Corporation (a precious metals mining company), and is an investor member of Blackhawk Investors, L.L.C.

Steven A. Webster, age 51, has served as a member of the Company’s Board of Directors since August 1, 1997.  Mr. Webster is the Chairman of Carrizo Oil & Gas, Inc., an independent oil and gas company which is listed on the Nasdaq.  From January 1998 to June 1999, Mr. Webster served as the President and Chief Executive Officer of R&B Falcon Corporation, and from November 1991 to December 31, 1997, was the Chairman, Chief Executive Officer and Treasurer of Falcon Drilling Company, Inc., a marine oil and gas drilling contractor that, prior to becoming a wholly-owned subsidiary of R&B Falcon Corporation on January 1, 1998, was listed on the New York Stock Exchange.  Mr. Webster is a Managing director of Global Energy Partners, a wholly-owned affiliate of Credit Suisse First Boston.  Mr. Webster serves as a director of Grey Wolf, Inc. (an international land drilling company),

Crown Resources Corporation (a precious metals mining company), Carrizo Oil & Gas, Inc., and as a trust manager of Camden Property Trust (a real estate investment trust).  Mr. Webster is also a general partner of Equipment Asset Recovery Fund (an investment fund), a general partner of Somerset Capital Partners, and a general partner of Blackhawk Capital Partners, the managing member of Blackhawk Investors, L.L.C.

Daniel Frank Harrison, age 56, has served as a member of the Company’s Board of Directors since June 9, 2003.  Mr. Harrison is Managing Partner of Eufaula Energy, LLC.  Prior to this, Mr. Harrison served as President of Harding and Shelton, Inc. from 1999 to 2002 and Executive Vice President of Indian Oil Company from 1997 to 1999.  Mr. Harrison served as President and Chief Executive Officer of Boswell Energy Company from 1993 to 1997.  Mr. Harrison began his career in the oil and gas industry in 1980 with the Resource Analysis and Management Company.

Meetings; Committees

The Company’s Board met formally five times during the fiscal year ended December 31, 2003. Each incumbent director of the Company attended at least 75% of such Board meetings.  Although in October 2001 the Board designated itself as an audit committee, the Board has not convened or acted in such capacity since that designation.  As a result, the information required by Item 7(a) and (d) of Schedule 14A is not applicable. The Company does not have separate nominating or compensation committees of the Board.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16(a)-3(e) during the fiscal year ended December 31, 2003 and Form 5 and amendments thereto furnished to the Company with respect to such period, the Company is not aware of any director, officer, or beneficial owner of greater than ten percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act that has failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the Company’s most recent fiscal year or prior years.

Code of Ethics

The Company has not adopted a code of ethics. The Company anticipates that it will adopt a code of ethics during 2004.

Item 10.                            Executive Compensation.

Summary Compensation Table

The following table reflects all forms of compensation paid to the Company’s chief executive officer and its other executive officers for each of the Company’s last three completed fiscal years.  No other director or executive officer received compensation which exceeded $100,000 during any of such periods.

						Long term compensation
		Annual compensation				Awards		Payouts
Name and principal position	Year	Salary ($)	Bonus ($)	Other annual compensation ($) (2)		Restricted Stock Awards ($)	Securities underlying options/SARs (#)	LTIP payouts ($)	All other Compensation ($)
(a)	(b)	(c)	(d)	(e)		(f)	(g)	(h)	(i)
David A. Johnson	2003	$60,000	—	—		—	1,340,622	—	—
(since 10/1/03),
President, Chief
Executive Officer and
Director
Lynn A. Turner(1)	2003	$140,000	—	$7,788	(2)	—	500,000	—	—
	2002	$135,000		$9,346	(2)
	2001	$135,000		7,031	(2)
Michael A. Dunn, Vice	2003	$150,000	—			—	350,000	—	—
President	2002	$150,000
	2001	$150,000		$5,769	(2)
Thomas J. Concannon,	2003	$123,750	—	—		—	350,000	—	—
Vice President and Chief	2002	$120,000
Financial Officer	2001	$120,000
Michael A. Schott,	2003	$105,000	—	—		—	50,000	—	—
Vice President of	2002	$105,000
Financial Reporting and	2001	$105,000
Compliance and
Secretary

(1)                                  Mr. Turner serves as President of Quantum Geophysical, Inc.

(2)                                  Reflects additional compensation for accrued but unused vacation.

Option/SAR Grants in Last Fiscal Year

The following table describes stock options or SARS granted during the fiscal year ended December 31, 2003.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

(Individual Grants)

Name	Number of Securities Underlying Options/SARs Granted (#)	Percent Of Total Options/SARs Granted To Employees In Fiscal Year	Exercise Of Base Price ($/Sh)	Expiration Date
(a)	(b)	(c)	(d)	(e)

David A. Johnson	1,340,622	44.09%	$0.06	10/1/13
Lynn A. Turner	500,000	16.44%	$0.25	11/12/13
Thomas J. Concannon	350,000	11.51%	$0.25	11/12/13
Michael A. Dunn	350,000	11.51%	$0.25	11/12/13
Michael A. Schott	50,000	1.64%	$0.25	11/12/13

TOTALS	2,590,622	85.2%

Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

None of the Company’s executive officers exercised any options during the fiscal year ended December 31, 2003.  The Company did not issue any SARs during the fiscal year ended December 31, 2003.  The following table sets forth the number of shares underlying the unexercised options and the aggregate dollar value of in the money unexercised options of each of the Company’s executive officers as of December 31, 2003:

Name	Exercisable/Unexercisable	Exercisable/Unexercisable
David A. Johnson	223,437/1,117,185	$42,453/$212,265
Lynn A. Turner	0/500,000	$0/$0
Michael A. Dunn	0/350,000	$0/$0
Michael A. Schott	0/50,000	$0/$0
Thomas J. Concannon	0/350,000	$0/$0

Long-Term Incentive Plans - Awards in Last Fiscal Year

None of the Company’s executive officers was granted awards under any long-term incentive plan during the fiscal year ended December 31, 2003.

Compensation of Directors

Directors of the Company are not currently compensated for their services as directors.  Directors, who are not employees or officers of the Company, are reimbursed for their actual expenses incurred in attending meetings of the Board of Directors.

Employment Agreements

The Company is a party to an employment agreement with each of David A. Johnson, Thomas J. Concannon, Lynn A. Turner, Michael A. Dunn and Michael A. Schott.  See “Certain Relationships and Related Transactions — Employment Agreements” below.

Item 11.                            Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of December 31, 2003, the number of shares of the Company’s Common Stock beneficially owned by (i) each person known by the Company (based on filings under Section 13(d) or 13(g) of the Exchange Act) to be the holder of more than five percent of its voting securities, (ii) each director or nominee for election as a director, (iii) each executive officer, and (iv) all of the Company’s directors and officers as a group. Unless otherwise indicated, each holder has sole voting and investment power with respect to the shares of Common Stock owned by such holder.

Name and Address of Beneficial Owner or Group	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class(1)

Steven A. Webster	Common	5,733,234 shares(2)	30.19%
14701 St. Mary’s Lane, Suite 800
Houston, TX 77079

William R. Ziegler	Common	5,733,234 shares(3)	30.19%
230 Park Avenue
New York, NY 10169

Christopher M. Harte	Common	47,455 shares(4)	*
217 Commercial Street, Suite 200
Portland, ME 04101

Name and Address of Beneficial Owner or Group	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class(1)

David A. Johnson	Common	223,437 shares(5)	1.16%

Blackhawk Investors II, L.L.C.	Common	5,317,804 shares	28.00%
14701 St. Mary’s Lane, Suite 800
Houston, TX 77079

GeoLease Partners, L.P.	Common	7,063,158 shares	37.19%

Valentis SB LP	Common	5,317,803 shares	28.00%

All Directors and Executive Officers as a Group	Common	6,080,182 shares(6)	31.64%

(1)                                  These percentages are calculated on the basis of 18,992,113 shares of Common Stock, that were issued and outstanding on December 31, 2003, plus, with respect to each person, group or entity listed, such number of shares of Common Stock as such person or entity has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights held by such person or entity. Certain shares are deemed beneficially owned by more than one person or entity listed in the table.  Except for David A. Johnson, none of the Company’s executive officers or directors had beneficial ownership of shares of Common Stock.

(2)                                  Includes (i) 76,056 shares owned of record by Mr. Webster, (ii) 5,317,804 shares of Common Stock owned of record by Blackhawk Investors II L.L.C. and (iii) 339,374 shares of Common Stock owned of record by Somerset Capital Partners (“SCP”), since Mr. Webster is one of three general partners of SCP.

(3)                                  Includes (i) 76,056 shares owned of record by Mr. Ziegler, (ii) 5,317,804 shares of Common Stock owned of record by Blackhawk Investors II L.L.C. and (iii) 339,374 shares of Common Stock owned of record by SCP, since Mr. Ziegler is one of three general partners of SCP.

(4)                                  Includes 47,455 shares of Common Stock owned of record by Spicewood Family Partners of which Mr. Harte is the general partner.

(5)                                  Refers to vested stock options to purchase Common Stock held by the named executive.

(6)                                  Includes an aggregate of (i) 5,856,745 issued and outstanding shares beneficially owned by the directors and executive officers as a group and (ii) 223,437 shares of Common Stock that such persons have the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights held by such persons.

Item 12.                            Certain Relationships and Related Transactions.

Senior Executive Incentive Program

The Board of Directors has adopted a Senior Executive Incentive Program (the “Senior Executive Incentive Program”), pursuant to which the Company’s senior executives and key employees may earn annual bonus compensation based upon the Company’s performance in relation to its cash flow.  Specifically, at the end of each fiscal year, the Board shall determine and establish an annual bonus pool (the “Bonus Pool”) equal to 10% of the Company’s consolidated earnings before depreciation, interest and taxes (“EBITDA”) for such fiscal year less capital expenditure budget overages not previously approved by the Company’s Board of Directors. No Bonus Pool shall be established for any fiscal year if the Company’s consolidated earnings before interest and taxes (“EBIT”) for such year is negative. The Board of Directors will allocate the Bonus Pool among the participants in the Senior Executive Incentive Program in its sole discretion, subject to the terms of any employment agreements with the participants in the program. Bonuses, if any, awarded under the Senior Executive Incentive Program will be determined by the Board of Directors and paid within 90 days after the end of the fiscal year for which the Bonus Pool has been determined.

Employment Agreements

The Company is a party to an employment agreement dated September 30, 2003, with David A. Johnson, pursuant to which Mr. Johnson serves as the President and Chief Executive Officer of the Company reporting directly to the Board of Directors. The compensation payable to Mr. Johnson under the employment agreement consists of: (i) an annual base salary of $240,000 per year (reviewed annually), (ii) participation in the Senior Executive Incentive Program equal to at least 50% of the Bonus Pool established thereunder, subject to a limit of three times base salary and (iii) an option to acquire 1,340,622 shares of Common Stock, at an exercise price of $0.06 per share, exercise price being the fair market value of the Common Stock on the date of grant. The option has a 10 year term and vests over three years in six (6) equal increments, with the first increment vesting three months from the date of hire, the second vesting 12 months from the date of hire, and subsequent increments vesting on each of the four six-month anniversaries of the date of hire thereafter. Mr. Johnson is also entitled to receive a one-time signing bonus equal to three times his bonus allocation for 2003 payable at the time such bonus becomes payable.  Bonuses are payable within 90 days of the end of the Company’s fiscal year provided no notice of voluntary termination of employment has been given and no termination of employment for cause has occurred before the scheduled payment date. Pursuant to the employment agreement, Mr. Johnson has agreed not to compete in the seismic services industry during his employment and for two years after termination for any reason. Mr. Johnson’s employment may be terminated by either party for any reason, subject to the provisions of the employment agreement.

The Company is a party to a three year employment agreement dated November 16, 2003, with Thomas J. Concannon, pursuant to which Mr. Concannon serves as Vice President and Chief Financial Officer of the Company. The compensation payable to Mr. Concannon under the employment agreement consists of: (i) an annual base salary of $150,000 per year (reviewed annually), (ii) participation in the Senior Executive Incentive Program up to an annual bonus limit of two-times base salary and (iii) an option to acquire 350,000 shares of Common Stock, at an exercise price of $.25 per share, such exercise price being the fair market value of the Common Stock on the date of grant. The option has a 10 year term and vests ratably over three years in three equal increments, with the first increment vesting one year from the date of grant and the final increment vesting on the third anniversary of the grant date. Mr. Concannon is also entitled to a lump sum payment equal to one times the sum of his current base salary plus his most recent bonus if the Company terminates Mr. Concannon’s employment for any reason other than for cause. The employment agreement also provides that Mr. Concannon will not compete in the seismic services industry during his employment and for two years after a voluntary termination of employment by Mr. Concannon.

The Company is a party to a three year employment agreement dated November 16, 2003, with Lynn A. Turner, pursuant to which Mr. Turner serves as President of Quantum Geophysical, Inc. The compensation payable to Mr. Turner under the employment agreement consists of: (i) an annual base salary of $175,000 per year (reviewed annually), (ii) participation in the Senior Executive Incentive Program up to an annual bonus limit of two-times base salary and (iii) an option to acquire 500,000 shares of Common Stock, at an exercise price of $.25 per share, such exercise price being the fair market value of the Common Stock on the date of grant. The option has a 10 year term and vests ratably over three years in three equal increments, with the first increment vesting one year from the date of grant and the final increment vesting on the third anniversary of the grant date. Mr. Turner is also entitled to a lump sum payment equal to one times the sum of his current base salary plus his most recent bonus if the Company terminates Mr. Turner’s employment for any reason other than for cause. The employment agreement also provides that Mr. Turner will not compete in the seismic services industry during his employment and for two years after a voluntary termination of employment by Mr. Turner.

The Company is a party to a three year employment agreement dated November 16, 2003, with Michael A. Dunn, pursuant to which Mr. Dunn serves as Vice President of the Company. The compensation payable to Mr. Dunn under the employment agreement consists of: (i) an annual base salary of $150,000 per year (reviewed annually), (ii) participation in the Senior Executive Incentive Program up to an annual bonus limit of two-times base salary and (iii) an option to acquire 350,000 shares of Common Stock, at an exercise price of $.25 per share, such exercise price being the fair market value of the Common Stock on the date of grant. The option has a 10 year term and vests ratably over three years in three equal increments, with the first increment vesting one year from the date of grant and the final increment vesting on the third anniversary of the grant date. Mr. Dunn is also entitled to a lump sum payment equal to one times the sum of his current base salary plus his most recent bonus if the Company terminates Mr. Dunn’s employment for any reason other than for cause. The employment agreement also provides that Mr. Dunn will not compete in the seismic services industry during his employment and for two years after a voluntary termination of employment by Mr. Dunn.

The Company is a party to a three year employment agreement dated November 16, 2003, with Michael A. Schott, pursuant to which Mr. Schott serves as Vice President of the Company. The compensation payable to Mr. Schott under the employment agreement consists of: (i) an annual base salary of $105,000 per year (reviewed annually), (ii) participation in the Senior Executive Incentive Program up to an annual bonus limit of two-times base salary and (iii) an option to acquire 50,000 shares of Common Stock, at an exercise price of $.25 per share, such exercise price being the fair market value of the Common Stock on the date of grant. The option has a 10 year term and vests ratably over three years in three equal increments, with the first increment vesting one year from the date of grant and the final increment vesting on the third anniversary of the grant date. Mr. Schott is also entitled to a lump sum payment equal to one times the sum of nine months his current base salary plus his most recent bonus if the Company terminates Mr. Schott’s employment for any reason other than for cause. The employment agreement also provides that Mr. Schott will not compete in the seismic services industry during his employment and for two years after a voluntary termination of employment by Mr. Schott.

Other Related Transactions

In connection with certain financing transactions that were completed in April and July of 1997 with William R. Ziegler, Steven A. Webster and Blackhawk Investors, L.L.C. (of which Messrs. Ziegler and Webster serve as the two partners of its sole managing member), the Company entered into a three-year consulting agreement (beginning April 25, 1997) with William R. Ziegler, pursuant to which Mr. Ziegler agreed to provide the Company certain strategic planning and other consulting services.  Under Mr. Ziegler’s consulting agreement, Mr. Ziegler received a quarterly consulting fee equal to one-half of 1% of the total investment made by him and certain other persons on or before July 31, 1997 in debt and equity securities of the Company that were outstanding as of the end of each quarter during the term of the consulting agreement.  Mr. Zeigler’s consulting agreement expired on April 25, 2000 and was not renewed.  As of December 31, 2003 the Company owed Mr. Ziegler $389,873 in consulting fees pursuant to the agreement.  In addition, the Company entered into an Investment Monitoring Agreement with Blackhawk Capital Partners, the managing member of Blackhawk Investors, L.L.C., pursuant to which Blackhawk Capital Partners was appointed to oversee Blackhawk Investors, L.L.C.’s investments in the Company.  Blackhawk Capital Partners is entitled to be paid a fee of $25,000 per year under this agreement.  As of December 31, 2003, the Company owed Blackhawk Capital Partners $162,500 in consulting fees under this agreement.

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

3.                                       The 2005 Noteholders surrendered for cancellation approximately $71,000,000 in principal and accrued interest evidenced by the 2005 Notes held by them in exchange for an aggregate of $15,000 cash.  Cash payments to the 2005 Noteholders were made out of the proceeds of the $3,500,000 private placement of common stock.  All existing warrants held by the 2005 Noteholders were surrendered and cancelled.

4.                                       The 2003 Noteholders surrendered for cancellation approximately $9,000,000 in principal and accrued interest evidenced by the 2003 Notes held by them in exchange for an aggregate of (i) 1,103,469 shares of the Company’s common stock giving effect to the reverse stock split to those 2003 Noteholders electing to receive common stock for their 2003 Notes and (ii) an aggregate of $82,709 cash to those 2003 Noteholders electing to receive cash for their 2003 Notes.  Cash payments to the 2003 Noteholders were made out of the proceeds of the $3,500,000 private placement of common stock.  All existing warrants held by the 2005 Noteholders were surrendered and cancelled.

4.                                       The Company restructured its lease obligations to GeoLease under the Equipment Lease.  Pursuant to such restructuring GeoLease agreed to (i) reduce the accrued lease balance owed to GeoLease as of April 30, 2002 from $6,672,530 to $3,700,000, which amount shall be frozen but will continue to accrue simple interest at 6% per annum from May 1, 2002 until April 30, 2004, when such balance shall become payable in full, (ii) reduce the monthly payments under the lease from $260,000 to $62,400 (inclusive of any applicable taxes) per month beginning May 1, 2002 , and (iii) eliminate the $1,900,000 deferred rent obligation to GeoLease.  In exchange, the Company agreed to, among other things, (w) pay GeoLease $1,000,000 in cash out of the proceeds of the private placement, (x) pay GeoLease an amount of cash out of the proceeds of the private placement equal to $62,400 (inclusive of any applicable taxes) for each calendar month (or portion thereof) from May 1, 2002 through the closing of the restructuring, (y) issue GeoLease 5,317,804 shares of common stock or 28% (excluding shares reserved for the options available for grant under the Company’s 2002 Stock Awards Plan and certain residual warrants and options remaining outstanding at the closing of the restructuring) of the Company’s common stock outstanding immediately following the restructuring, plus 1,745,354 shares of common stock being the remainder of the shares of common stock not subscribed for by 2003 Noteholders who elected to receive cash in lieu of common stock in exchange for their notes and warrants, and (z) pay GeoLease $52,291 cash not paid to 2003 Noteholders who elected to receive shares of common stock in lieu of cash in exchange for their notes and warrants.  Cash payments to GeoLease were made out of the proceeds of the $3,500,000 private placement of common stock.

William R. Ziegler is of counsel to the New York-based law firm of Satterlee Stephens Burke & Burke, LLP.  During the fiscal years ended December 31, 2003 and December 31, 2002, this firm billed the Company $144,051 and $37,650 respectively, for services rendered.

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

10.2                           Consulting Agreement dated as of April 25, 1997 executed by the Company and William R. Ziegler (incorporated by reference from Exhibit VI to the Schedule 13D filed with the Securities & Exchange Commission by William R. Ziegler on May 5, 1997 (file no. 005-32355)).

10.3                           Securities Purchase and Exchange Agreement dated as of July 18, 1997 among the Company, Blackhawk Investors, L.L.C., William R. Ziegler, and Steven A. Webster (incorporated by reference from Exhibit (2.1) to Form 8-K filed on August 5, 1997 (file no.000-09268)).

10.4                           Investment Monitoring Agreement dated July 18, 1997, between the Company and Blackhawk Capital Partners, L.P. (incorporated by reference from Exhibit 10.2 to Form 8-K filed August 5, 1997 (file no.000-09268)).

10.5                           Letter Agreement re Additional Investment dated July 24, 1997, between the Company and Blackhawk Investors, L.L.C. (incorporated by reference from Exhibit (2.3) to Form 8-K filed on August 5, 1997 (file no.000-09268)).

10.6                           Joint Processing Agreement dated January 16, 2002 between Geophysical Development Corporation and Screen Imaging Technology, Inc. (incorporated by reference from Exhibit 99.1 to Form 10-QSB filed with the Securities Exchange Commission on November 14, 2002.

10.7                           Securities Purchase and Exchange Agreement dated May 2, 2003 by and among the Company, Valentis SB, LP, Blackhawk Investors II, LLC., Geolease Partners, LP and holders of the Company’s senior secured notes (incorporated by reference from Annex A to Schedule 14A filed with the Securities and Exchange Commission on February 13, 2003 (file no. 000-09268)).

10.8                           Registration Rights Agreement dated May 2, 2003 by and among the Company, Valentis SB, LP, Blackhawk II, LLC, Geolease and certain former holders of the Company’s Senior Secured Notes Due 2003 (incorporated by reference from Exhibit V to Schedule 13D filed with the Securities and Exchange Commission on May 12, 2003 (file no. 000-09268)).

10.9                           Co-Sale Agreement dated May 2, 2003 by and among the Company, Geolease Partners, LP, certain former holders of the Company’s Senior Secured Notes Due 2003 Noteholders and persons affiliated with Blackhawk Investors II, LLC notes (incorporated by reference from Exhibit VI to Schedule 13D filed with the Securities and Exchange Commission on May 12, 2003 (file no. 000-09268)).

10.10                     Lease Agreement dated October 1, 1999 as amended and restated as of April 30, 2003 between the Company and GeoLease Partners, L.P. (incorporated by reference from Exhibit 10.4 to Form 10-QSB filed with the Securities and Exchange Commission on May 15, 2003 (file no. 000-09268)).

10.11                     Amendment No. 1 dated as of May 2, 2003 between the Company and GeoLease Partners, L.P., filed herewith.

10.12                     Amendment No. 2 dated as of April 14, 2004 between the Company and GeoLease Partners, L.P., filed herewith.

10.13                     Employment Agreement dated as of September 30, 2003 between the Company and David A. Johnson, filed herewith.

10.14                     Employment Agreement dated as of November 16, 2003 between the Company and Thomas J. Concannon, filed herewith.

10.15                     Employment Agreement dated as of November 16, 2003 between the Company and Lynn A. Turner, filed herewith.

10.16                     Employment Agreement dated as of November 16, 2003 between the Company and Michael A. Dunn, filed herewith.

10.17                     Employment Agreement dated as of November 16, 2003 between the Company and Michael A. Schott, filed herewith.

22                                    Following is a list of the Company’s Subsidiaries:

Name of Subsidiary	Other Name Under Which Subsidiary Conducts Business	Jurisdiction Of Incorporation

Geokinetics Production Co., Inc. (formerly HLX Acquisition Corp.)	None	Texas

Quantum Geophysical Services, Inc. (formerly Quantum Geophysical, Inc.)	None	Texas

Quantum Geophysical, Inc.	None	Texas

Geophysical Development Corporation	None	Texas

Following is a list of the subsidiaries of Quantum Geophysical, Inc.:

Name of Subsidiary	Other Name Under Which Subsidiary Conducts Business	Jurisdiction Of Incorporation

Signature Geophysical, Inc.	None	Michigan

Following is a list of the subsidiaries of Geophysical Development Corporation:

Name of Subsidiary	Other Name Under Which Subsidiary Conducts Business	Jurisdiction Of Incorporation

GDC UK Limited	None	England

31                                    Certifications pursuant to Rules 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, filed herewith.

32                                    Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

(b)                                  Reports on Form 8-K filed during the last quarter of the period covered by this Form 10-KSB.

On October 10, 2003 the Company filed a Form 8-K Current Report announcing that David A. Johnson had been appointed President and Chief Executive Officer of the Company, and had been appointed to the Company’s Board of Directors.

Item 14.                            Principal Accountant Fees and Services

Fitts, Roberts & Co., P.C. is the Company’s independent auditor and examined the financial statements of the Company for the fiscal years ending December 31, 2003 and December 31, 2002. Fitts, Roberts & Co., P.C. has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees

Fitts, Roberts & Co., P.C. has billed the Company aggregate fees of $38,250 for the fiscal years ended December 31, 2003 (billed to date) and $47,062 for the fiscal year ended December 31, 2002 for professional services rendered for the audit of the Company’s annual financial statements and for the reviews of the financial statements included in Company’s quarterly reports on Form 10-QSB during these fiscal years.

Audit -Related Fees

Fitts, Roberts & Co., P.C. did not bill the Company any additional fees for the fiscal years ended December 31, 2003 and December 31, 2002 for assurance and related services reasonably related to the performance of the audit or review of the Company’s financial statements.

Tax Fees

Fitts, Roberts & Co., P.C. did not bill the Company any fees during the fiscal years ended December 31, 2003 and December 31, 2002 for professional services rendered for tax compliance, tax advice and tax planning.

Other Fees

Fitts, Roberts & Co., P.C. did not bill the Company any other fees for professional services during the fiscal years ended December 31, 2003 and December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOKINETICS INC.

Date: April 14, 2004	By:	/s/ David A. Johnson
David A. Johnson, President and
Chief Operating Officer

Date: April 14, 2004	By:	/s/Thomas J. Concannon
Thomas J. Concannon,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David A. Johnson	President, Chief Operating	April 14, 2004
David A. Johnson	Officer and Director

/s/ Thomas J. Concannon	Vice President and	April 14, 2004
Thomas J. Concannon	Chief Financial Officer

/s/ William R. Ziegler	Director and Chairman	April 14, 2004
William R. Ziegler

/s/ Steven A. Webster	Director	April 14, 2004
Steven A. Webster

/s/ Christopher M. Harte	Director	April 14, 2004
Christopher M. Harte

GEOKINETICS INC. AND
SUBSIDIARIES

ANNUAL CONSOLIDATED
FINANCIAL STATEMENTS

DECEMBER 31, 2003

TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors

Geokinetics Inc. and Subsidiaries

Houston, Texas

We have audited the accompanying consolidated balance sheets of Geokinetics Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geokinetics Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Houston, Texas
April 14, 2004

/s/ Fitts Roberts & Co., P.C.

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2003	December 31, 2002
CURRENT ASSETS
Cash	$5,057,892	$2,416,626
Accounts receivable - trade, net	5,447,155	1,134,983
Accounts receivable - officers and employees	9,176	9,176
Work in progress	819,398	383,275
Prepaid expenses	369,855	350,881

Total Current Assets	11,703,476	4,294,941

PROPERTY AND EQUIPMENT, net	2,292,974	2,784,536

OTHER ASSETS
Deferred charges	163,893	26,534
Restricted investments	198,378	219,139
Deposits and other assets	60,930	48,503

Total Other Assets	423,201	294,176

TOTAL ASSETS	$14,419,651	$7,373,653

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31, 2003	December 31, 2002
CURRENT LIABILITIES
Current maturities of long-term debt	$712,731	$7,723,139
Current portion of GeoLease liability	841,939	—
Current portion of capital lease	232,399	338,452
Accounts payable - trade	5,100,141	2,269,227
Accrued liabilities	2,124,288	3,256,978
Notes payable	442,588	304,699
Due to officers and stockholders	552,373	527,373
Advances for lease bank	100,000	100,000
Deferred revenue	2,079,425	857,079
Accrued GeoLease liability	—	8,611,936

Total Current Liabilities	12,185,884	23,988,883

SHORT-TERM OBLIGATIONS EXPECTED TO BE REFINANCED	—	14,510,538

LONG-TERM DEBT, net of current maturities, net of OID	869,039	55,467,221

GEOLEASE LIABILITY, long-term	3,246,175	—

OTHER LIABILITIES
Non current portion of capital lease	41,118	95,940

TOTAL LIABILITIES	16,342,216	94,062,582

STOCKHOLDERS’ EQUITY
Preferred stock, Series B, $10.00 par value, 100,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 18,992,113 shares outstanding at December 31, 2003 and 18,992,156 shares outstanding at December 31, 2002	189,922	193,672
Additional paid-in capital	35,784,506	33,019,248
Retained deficit	(37,896,993)	(119,759,349)
	(1,922,565)	(86,546,429)
Less common stock in treasury at cost, 375,000 shares	—	(142,500)

TOTAL STOCKHOLDERS’ EQUITY	(1,922,565)	(86,688,929)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,419,651	$7,373,653

The Accompanying Notes Are An Integral Part of These Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2003	December 31, 2002
REVENUES
Seismic revenue	$32,289,682	$17,286,879
Data processing revenue	3,659,208	5,418,055
Total Revenues	35,948,890	22,704,934

EXPENSES
Seismic operating expenses	26,059,055	17,207,524
Data processing expenses	3,966,388	3,521,604
General and administrative	2,273,875	1,777,369
Depreciation and amortization	1,793,813	3,299,447

Total Expenses	34,093,131	25,805,944

Income (Loss) From Operations	1,855,759	(3,101,010)

OTHER INCOME (EXPENSE)
Interest income	17,678	33,872
Interest expense	(3,841,656)	(10,866,487)
Total Other Expense	(3,823,978)	(10,832,615)

GAIN ON FINANCIAL RESTRUCTURE	83,830,575	—

Income (Loss) Before Income Tax	81,862,356	(13,933,625)

PROVISION FOR INCOME TAX	—	—

NET INCOME (LOSS)	$81,862,356	$(13,933,625)

NET INCOME (LOSS) PER COMMON SHARE - BASIC
Net Income (Loss)	$4.31	$(0.73)

Weighted average common shares outstanding	18,992,113	18,992,156

The Accompanying Notes Are An Integral Part of These Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Stockholders’ Equity
	Preferred Shares Issued	Common Shares Issued	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Deficit	Total

Balance at December 31, 2001	—	18,992,156	—	$193,672	$33,019,248	$(142,500)	$(105,825,724)	$(72,755,304)

Net Loss							(13,933,625)	(13,933,625)

Balance at December 31, 2002	—	18,992,156	—	193,672	33,019,248	(142,500)	(119,759,349)	(86,688,929)

Reverse Stock Split	—	(18,802,277)	—	(188,022)	188,022	—	—	—

Retire Treasury Stock	—	—	—	(3,750)	(138,750)	142,500	—	—

Sale of Securities	—	18,802,234	—	188,022	3,311,978	—	—	3,500,000

Costs of Sale of Securities	—	—	—	—	(595,992)	—	—	(595,992)

Net Income	—	—	—	—	—	—	81,862,356	81,862,356

Balance at December 31, 2003	—	18,992,113	—	$189,922	$35,784,506	—	$(37,896,993)	$(1,922,565)

The Accompanying Notes Are An Integral Part of These Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2003	December 31, 2002
OPERATING ACTIVITIES
Net Income (Loss)	$81,862,356	$(13,933,625)

Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,793,813	3,299,447
Gain on financial restructuring	(83,830,575)	—
Changes in operating assets and liabilities
Accounts receivable and work in progress	(4,748,295)	1,464,986
Prepaid expenses and other assets	(20,518)	95,114
Accounts payable	2,830,914	1,668,848
Accrued liabilities and deferred revenue	5,634,103	13,105,418

Net Cash Provided in Operating Activities	3,521,798	5,700,188

INVESTING ACTIVITIES
Purchase of capital assets	(972,529)	(184,232)
Down payments on capital leases	(5,907)	(18,478)
Net Cash (Used) by Investing Activities	(978,436)	(202,710)

FINANCING ACTIVITIES
Proceeds from issuance of debt	732,367	333,715
Proceeds from private placement, net of $595,992 cost	2,904,007	—
Principal payments on notes payable	(1,274,080)	(4,303,281)
Payments on financial restructuring	(1,898,800)	—
Payments on capital leases	(365,590)	(283,566)

Net Cash Provided (Used) by Financing Activities	97,904	(4,253,132)

NET INCREASE IN CASH	2,641,266	1,244,346

CASH, beginning of year	2,416,626	1,172,280

CASH, end of year	$5,057,892	$2,416,626

SUPPLEMENTAL DISCLOSURES RELATED TO CASH FLOWS:
Interest of $202,064 and $452,828 was paid in 2003 and 2002, respectively
Equipment totaling $210,620 and $358,575 was acquired in 2003 and 2002, respectively through the issuance of capital leases

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

Principles of Consolidation

The consolidated financial statements include the accounts of Geokinetics Inc. and its wholly-owned subsidiaries, Geokinetics Production Co., Inc. (GPCI), Quantum Geophysical, Inc. (Quantum), Quantum Geophysical Services, Inc. (QGS), Geophysical Development Corporation (GDC), Signature Geophysical Services, Inc. (Signature) and GDC UK Limited (GDC UK).  All inter-company items and transactions have been eliminated in the consolidation.

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

Prior to January 1, 2002, the Company generally amortized goodwill and other identifiable intangibles on a straight-line basis over their estimated useful life, not exceeding 40 years.  The Company assessed the impairment of other identifiable intangibles and goodwill related to its consolidated subsidiaries under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” whenever events or changes in circumstances indicated that the carrying value may not have been recoverable.  A determination of impairment (if any) was made based on estimates of future cash flows.  On a quarterly basis, the Company assessed the impairment of enterprise level goodwill under Accounting Principles Board (APB) Opinion No. 17, “Intangible Assets.”  A determination of impairment (if any) was made based primarily on estimates of market value and Goodwill has been fully impaired under this policy.

Debt Issuance Costs

The value of detachable warrants issued in relation to debt obligations is reflected as discount which is netted against the face amount of the obligation and is amortized to expense over the term of the obligation.  Discount amortization expense totaled $113,232 and $804,687 in 2003 and 2002, respectively.

Restricted Investments

Restricted investments represent investments carried at cost, which approximates market.  Such investments represent amounts of certificates of deposit or other deposit accounts required by various state and federal agencies in connection with the performance of field operations by the Company and its subsidiaries.  The amount of restricted investments was $198,378 and $219,139 at December 31, 2003 and 2002, respectively.

Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at December 31, 2003 or 2002.

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

The weighted average fair value of options granted during 2003 is $0.16.  No options were granted during 2002.  The fair value of each option granted is estimated on the date of grant, using the Black-Scholes option pricing model.  The model assumed expected volatility of 125% and risk-free interest rate of 4.3% in 2003.  As the Company has not declared dividends since it became a public entity, no dividend yield was used.  The expected life of the options granted is ten years.

The following table reflects pro forma net income and earnings per share had the Company elected to adopt the fair value approach of SFAS 123:

	December 31, 2003	December 31, 2002
Net income (loss), as reported	$81,862,356	$(13,933,625)
Less compensation cost determined under the fair value method	(43,959)	(325,154)
Pro forma net income (loss)	$81,818,397	$(14,258,779)

Basic Earnings per share:
As reported	$4.31	$(.73)
Pro forma	4.31	(.75)

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

Research and Development Costs

Research and Development costs are expensed as incurred and totaled approximately $500,000 for both 2003 and 2002.

NOTE 2.                                                 PROPERTY AND EQUIPMENT

A summary of property and equipment follows:

	Estimated Useful Life	December 31, 2003	December 31, 2002
Field operating equipment	3-7 years	$16,074,765	$15,225,872
Vehicles	3-5 years	385,414	385,414
Buildings and improvements	6-39 years	286,367	286,367
Software	3-5 years	1,024,140	1,014,850
Data processing equipment	5 years	3,200,488	2,898,437
Furniture and equipment	3-7 years	231,732	202,912
		21,202,906	20,013,852
Less accumulated depreciation and amortization		18,933,382	17,252,766
		2,269,524	2,761,086
Land		23,450	23,450

Net Property and Equipment		$2,292,974	$2,784,536

NOTE 3.                                                 ACCRUED LIABILITIES

A summary of accrued liabilities follows:

	December 31, 2003	December 31, 2002
Current portion of accrued interest on senior secured notes due September 15, 2003	$—	$1,879,811
Sales tax payable	138,764	55,250
Accrued payroll	1,017,198	988,081
Accrued interest payable	9,870	16,598
Accrued operating expense	514,533	302,060
Accured executive incentive program (4th quarter)	405,000	—
Other	38,923	15,178

	$2,214,288	$3,256,978

NOTE 4.                                                 NOTES PAYABLE

A summary of notes payable follows:

	December 31, 2003	December 31, 2002
Notes representing financing of insurance premiums for operating subsidiaries payable over periods of five to eleven months at interest rates varying from 3.4% to 9.2%	$327,619	$242,898

Notes representing vendor accounts payable amounts converted to unsecured promissory notes dated during January and February 2002 in original principal amounts of $3,409,791, payable over twelve months at 12% interest, final payments due January 20, 2003	—	61,801

Notes to an equipment vendor for the purchase of field operating equipment under extended payment terms, payable over a six month period at interest rates of zero to 8.05%	114,969	—

	$442,588	$304,699

NOTE 5.                                                 LEASE BANK

The Company previously utilized a revolving credit facility to provide funds to acquire, package and sell oil and gas properties.  Notes issued under this facility are payable upon demand one year from the date of the individual notes.  If there is no demand, the notes automatically renew on a quarterly basis.  The Notes matured on December 31, 1999.  The outstanding balance on the advances for Lease Bank was $100,000 at December 31, 2003 and 2002.  The Company made no principal payments during 2003 and 2002, and made quarterly interest payments at prime plus 4% totaling $8,187 in 2003 and $9,402 in 2002.  The Company intends to continue to meet its interest obligations, and will make principal payments when possible from available cash.

NOTE 6.                                                 LONG-TERM DEBT

	December 31, 2003	December 31, 2002
On May 2, 2003, as a result of the completion of the Company’s debt restructuring, the holders (the “2005 Noteholders”) of the Company’s 13.5% Senior Secured Notes Due 2005 (the “2005 Notes”) surrendered for cancellation approximately $71,000,000 in principal and accrued interest evidenced by the 2005 Notes in exchange for an aggregate of $15,000 in cash. Cash payments to the 2005 Noteholders were made out of the proceeds of the $3,500,000 private placement of common stock. All existing warrants held by the 2005 Noteholders were surrendered and cancelled.	—	$53,951,986

On May 2, 2003, as a result of the completion of the Company’s debt restructuring, the holders (the “2003 Noteholders”) of the Company’s 13.5% Senior Secured Notes Due 2003 (the “2003 Notes”) surrendered for cancellation approximately $9,000,000 in principal and accrued interest evidenced by the 2003 Notes in exchange for an aggregate of (i) 1,103,469 shares of the Company’s common stock giving effect to the reverse stock split to those 2003 Noteholders electing to receive common stock for their Notes and (ii) $82,709 cash to those 2003 Noteholders electing to receive cash for their 2003 Notes. Cash payments to the 2003 Noteholders were made out of the proceeds of the $3,500,000 private placement of common stock. All existing warrants held by the 2003 Noteholders were surrendered and cancelled.

	—	7,110,393

Note to a financial institution dated March 1, 1996 payable in 120 monthly installments of principal and interest adjusted quarterly based on interest at prime plus 1.5% through March 1, 2006 when all unpaid principal and accrued interest is due (monthly payments at December 31, 2003 were $59,503 including principal and interest at 5.50%), secured by first security interest in a subsidiary’s accounts receivable, property and equipment, oil and gas leases, intangibles, guaranty of the Company and a limited guaranty of the Farmers Home Administration of the United States Department of Agriculture

	1,515,837	2,127,981

Note to a vendor dated April 1, 2003 payable in 18 monthly installments of $7,697 including principal and interest at 12%, due September 1, 2004	65,933	—
	1,581,770	63,190,360
Less Current Maturities	712,731	7,723,139

	$869,039	$55,467,221

A summary of long-term debt principal maturities follows:

For the Years Ending December 31,	Amount

2004	$712,731
2005	683,283
2006	185,756

$1,581,770

Capital Leases	December 31, 2003	December 31, 2002
Capital lease to an equipment vendor dated August 7, 2001 payable in 24 monthly installments of $21,928 including principal and interest at approximately 12%, due July 1, 2003. Assets under capital lease of $471,196 are included in equipment at December 31, 2002. Related depreciation of $94,239 for 2003 and for 2002 is included in depreciation expense	—	$147,976

Capital lease to an equipment vendor dated July 30, 2002 payable in 24 monthly installments of $9,239 including principal and interest at approximately 12%, due May 15, 2004. Assets under capital lease of $201,327 are included in equipment at December 31, 2002. Related depreciation of $40,265 and $16,777 for 2003 and 2002 respectively is included in depreciation expense	53,578	151,756

Capital lease to an equipment vendor dated September 1, 2002 payable in 18 monthly installments of $4,950 including principal and interest at approximately 12%, due February 1, 2004. Assets under capital lease of $83,740 are included in equipment at December 31, 2003. Related depreciation of $16,748 and $5,583 for 2003 and 2002 respectively is included in depreciation expense	14,656	70,464

Capital lease to an equipment vendor dated September 1, 2002 payable in 24 monthly installments of $2,652 including principal and interest at approximately 12%, due August 1, 2004. Assets under capital lease of $58,163 are included in equipment at December 31, 2003. Related depreciation of $11,633 and $3,878 for 2003 and 2002 respectively is included in depreciation expense	20,476	48,851

Capital lease to an equipment vendor dated November 4, 2002 payable in 24 monthly installments of $691 including principal and interest at approximately 12%, due October 4, 2004. Assets under capital lease of $15,345 are included in equipment at December 31, 2003. Related depreciation of $3,069 and $512 for 2003 and 2002 respectively is included in depreciation expense	6,576	15,345

Capital lease to an equipment vendor dated August 1, 2003 payable in 24 monthly installments of $6,178 including principal and interest at approximately 11%, due June 30, 2005. Assets under capital lease of $133,839 are included in equipment at December 31, 2003. Related depreciation of $11,153 for 2003 is included in depreciation expense	107,357	—

Capital lease to an equipment vendor dated December 17, 2003 payable in 13 monthly installments of $5,906 including principal and interest at approximately 8%, due December 17, 2004. Assets under capital lease of $76,781 are included in equipment at December 31, 2003. Related depreciation of $2,826 for 2003 is included in depreciation expense	70,874	—
	273,517	434,392
Less Current Maturities	232,399	338,452

	$41,118	$95,940

A summary of capital lease maturities follows:

For the Years Ending December 31,	Total Payments	Interest Amount	Principal Amount

2004	$248,719	$16,320	$232,399
2005	42,269	1,151	41,118

	$290,988	$17,471	$273,517

NOTE 7.                                                 INCOME TAX

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal Income Tax Rate to pre-tax income from continuing operations for the years ended December 31, 2003 and 2002 due to the following:

	December 31, 2003	December 31, 2002

Computed “expected” tax benefit (cost)	$(27,833,201)	$4,737,433
Non-deductible expenses High yield interest	(1,183,094)	(3,540,644)
Amortization of OID	(38,499)	(273,594)
Excluded gain on financial restructuring	28,502,396	—
Adjustment of NOL carryforward and other	331,874	(828,479)
Change in current year valuation allowance	220,524	(94,716)
Income Tax Benefit	—	—

Deferred tax assets at December 31, 2003 and 2002 are comprised primarily of net operating loss carryforwards, tax credit carryforwards and deferred tax liabilities consist primarily of the difference between book and tax basis depreciation.  A valuation allowance has previously been provided for net deferred tax assets, resulting in a carrying value of zero for the deferred tax benefit.  As a result of the Company’s restructuring on May 2, 2003, which will result in the loss of substantially all of the Company’s tax attributes as of January 1, 2004, the Company has reduced both its deferred tax assets and the related valuation allowance of $11,557,438 to zero at December 31, 2003.

Following is a summary of deferred tax assets and liabilities:

	December 31, 2003	December 31, 2002
Deferred tax assets
Loss carryforwards	—	$11,905,193
Tax credits	—	245,769
		12,150,962
Deferred tax liabilities
Depreciation	—	(373,000)

Net Deferred Tax Assets	—	$11,777,962

Valuation Allowance	—	$(11,777,962)

At December 31, 2002, the Company had net operating loss carryforwards of $35,015,273 and tax credit carryforwards of $245,769.  As a result of its restructuring on May 2, 2003 the Company will realize income for federal income tax purposes of approximately $84,000,000 through cancellation if indebtedness.  The Company anticipates that it will not incur any current tax liability as a result of the restructuring, but will lose substantially all of its tax attributes, which include net operating losses and tax credit carry forwards as of January 1, 2004.  At December 31, 2003 the Company’s tax attributes which will be lost in 2004 are net operating loss carryforwards of $32,986,147 and tax credit carryforwards of $245,769.

NOTE 8.                                                 RELATED PARTY TRANSACTIONS

On April 25, 1997, the Company obtained a $500,000 short-term financing from two individuals who were subsequently elected directors at the annual shareholders meeting on November 20, 1997.  The Company issued 12% senior notes to the individuals, which were exchanged on July 18, 1997, for 458,333 shares of the Company’s common stock, 15,625 shares of Series A preferred stock and 592,009 shadow warrants.  As part of this financing transaction, the Company entered into a consulting agreement with a director on July 18, 1997, pursuant to which, in consideration of certain strategic planning and other consulting services to be provided to the Company and its subsidiaries by that individual, he will be paid a quarterly consulting fee equal to one half of 1% of the total investment made by him and certain other persons in debt and equity securities of the Company that is outstanding as of the end of each quarter during the three-year term of such agreement.  This agreement was not renewed after the initial three-year term.  As of December 31, 2003 and 2002, respectively, the Company owed the director $389,873 in consulting fees under the terms of the agreement, which amounts are included as amounts due to officers and shareholders in the Company’s balance sheet.

In 1997, the Company entered into an investment monitoring agreement with an investment group, under which the Company will pay the investment group an annual fee of $25,000.  Two directors of the Company are the two partners of the sole managing member of the investment group.  The Company owed the investment group $162,500 and $137,500 as of December 31, 2003 and 2002, respectively, under the terms of the agreement, which are included as amounts due to officers and shareholders on the Company’s balance sheet.

A director of the Company is of counsel to a law firm which provides legal services to the Company related to financing and private placement offering activities.  In connection with these activities, the Company incurred legal costs from the director’s law firm during the years ended December 31, 2003 and 2002, respectively of $144,051 and $37,650.

NOTE 9.                                                 RESTRUCTURING OF DEBT

On May 2, 2003 the Company completed a comprehensive debt restructuring with its principal creditors following approval by the Company’s Stockholders at an annual meeting of stockholders held on March 18, 2003.  Pursuant to the restructuring, the Company (i) effected a reverse stock split of its common stock at a ratio of 1-for-100, (ii) eliminated approximately $80,000,000 in long term debt obligations through cash settlements or debt conversions into common stock, (iii) reduced and restructured its obligations to GeoLease, and (iv) completed a $3,500,000 private placement from a group of private investors.  As a result of the restructuring, the Company recognized a gain of $83,830,575 and added approximately $1,400,000 to its working capital.  The principal elements of the restructuring are summarized below.

The Company completed a 1-for-100 reverse stock split of its outstanding common stock in order to make available additional shares of authorized common stock for the restructuring.

The Company completed a $3,500,000 private placement of its common stock from a group of private investors.

The holders (the “2005 Noteholders”) of the Company’s Senior Secured Notes Due 2005 (the “2005 Notes”) surrendered for cancellation approximately $71,000,000 in principal and accrued interest evidenced by the 2005 Notes in exchange for an aggregate of  $15,000 in cash.  Cash payments to the 2005 Noteholders were made out of the proceeds of the $3,500,000 private placement of common stock.  All existing warrants held by the 2005 Noteholders were surrendered and cancelled.  Accrued interest of $14,510,538 was classified as obligations expected to be refinanced at December 31, 2002.

The holders (the “2003 Noteholders”) of the Company’s Senior Secured Notes Due 2003 (the “2003 Notes”) surrendered for cancellation approximately $9,000,000 in principal and accrued interest evidenced by the 2003 Notes in exchange for an aggregate of (i) 1,103,469 shares of the Company’s common stock giving effect to the reverse stock split to those 2003 Noteholders electing to receive common stock for their 2003 Notes and (ii) $82,709 cash to those 2003 Noteholders electing to receive cash for their 2003 Notes.  Cash payments to the 2003 Noteholders were made out of the proceeds of the $3,500,000 private placement of common stock.  All existing warrants held by the 2003 Noteholders were surrendered and cancelled.  Accrued interest of $1,879,811 was classified as an accrued liability at December 31, 2002.

The company restructured its lease obligations to GeoLease under the Equipment Lease.  Pursuant to such restructuring, GeoLease agreed to (i) reduce the accrued lease balance owed to GeoLease as of April 30, 2002 from $6,672,530 to $3,700,000, which amount is frozen but will accrue simple interest at 6% per annum from May 1, 2002 until April 30, 2004, when such balance is payable in full, (ii) reduce the monthly payments under the lease from $260,000 to $62,400 (inclusive of any applicable taxes) per month beginning May 1, 2002, and (iii) eliminate the $1,900,000 deferred rent obligation to GeoLease.  In exchange, the Company agreed to, among other things, (w) pay GeoLease $1,000,000 in cash out of the proceeds of the private placement, (x) pay GeoLease $748,800 in cash out of the proceeds of the private placement (equal to $62,400 (inclusive of any applicable taxes) for each calendar month (or portion thereof) from May 1, 2002 through the closing of the restructuring), (y) issue GeoLease 5,317,804 shares of common stock or 28% (excluding shares reserved for the options available for grant under the Company’s 2002 Stock Awards Plan and certain residual warrants and options remaining outstanding at the closing of the restructuring) of the Company’s common stock outstanding immediately following the restructuring, plus 1,745,354 shares of common stock not subscribed for the 2003 Noteholders who elected to receive cash in lieu of common stock in exchange for their 2003 Notes and warrants, and (z) pay GeoLease $52,291 cash not paid to 2003 Noteholders who elected to receive shares of common stock in lieu of cash in exchange for their 2003 Notes and warrants.  Cash payments to GeoLease were made out of the proceeds of the $3,500,000 private placement of common stock for amounts due upon restructuring, and monthly lease payments of $62,400 have been made in accordance with the terms of the agreement.  Deferred rent and accrued interest are classified as current liabilities and total $8,611,936 at 2002. See note 15 for further restructuring of GeoLease.

NOTE 10.                                          OUTSTANDING OPTIONS AND WARRANTS

Under the 2002 Stock Awards Plan adopted at the Company’s 2002 Annual Meeting, the Company may grant stock options and other awards to key executive, management and other personnel.  It is the intention to make such grants at prices equal to or exceeding the market value at the date of grant, although this is not a requirement of the plan and may not be true in all cases.  In general, options become exercisable over a three to five year period from the date of grant and expire five to ten years after the date of grant.  Prior to adoption of the 2002 Plan, the Company had granted stock options under several previously adopted plans.  The Company does not intend to make any additional grants of stock options or other awards under these prior plans.  Shares available for future option grants at December 31, 2003, totaled 310,934.

The following table summarizes information about stock option transactions:

	December 31, 2003		December 31, 2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of Year	2,188,166	$1.14	3,369,833	$1.12

Awards:
Granted	3,040,622.17		—	—
Exercised	—	—	—	—
Forfeited	2,185,256	1.08	1,181,667	1.09

Outstanding at December 31	3,043,532.21		2,188,166	1.14

Exercisable at December 31	226,347	$.70	2,759,827	$1.33

The following table summarizes information about stock options outstanding at December 31, 2003:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$0-$1	3,040,622	$0.17	223,437	$0.06
$1-$2	—	—	—	—
$2-$3	—	—	—	—
$3-$4	—	—	—	—
Over $4	2,910	50.00	2,910	50.00

	3,043,532		226,347

A summary of outstanding warrants issued in connection with notes payable and private placement offerings is as follows:

Warrants

	Shares	Exercise Price

Outstanding at December 31, 2002	50,418,594	$0.25-3.30
Warrants issued	5,000.02
Warrants exercised, surrendered or called	50,418,144	.18-2.00

Outstanding at December 31, 2003	5,450	$0.02-66.00

NOTE 11.                                          COMMITMENTS

Operating Leases

The Company currently leases office space at One Riverway, Houston, Texas for its headquarters and domestic subsidiary operations under a lease which expires in November 2007.  The Company’s current annual rent under this lease is $398,832.

The Company’s seismic acquisition subsidiary leases vehicles for use in field operations under various forty-eight month leases.  Rental expense under these leases amounted to $138,565 and $86,265 for the years ended December 31, 2003 and 2002, respectively.

The Company’s processing subsidiary in the United Kingdom leases office space under a lease which expires in September 2005.  The current annual rent under this lease is $32,123, and the expense for 2003 was $8,869.

The Company restructured its lease agreement for seismic acquisition equipment on May 2, 2003.  Under the terms of the agreement, monthly lease payments of $62,400 were paid beginning May 2, 2003 and deferred rent and accrued interest at 6% will be due in full on April 30, 2004 in the approximate amount of $4,170,000.  Rental expense under this lease amounted to $499,200 and $2,583,321 for the years ended December 31, 2003 and 2002, respectively.

Rental expense under the leases recorded in the consolidated financial statements amounted to $1,102,177 and $3,015,306 for the years ended December 31, 2003 and 2002, respectively.  Aggregate future minimum rental payments under the various lease agreements including the base rent, the average operating costs and lease amendment are as follows:

For the Years Ending December 31,	Amount

2004	$5,082,839
2005	657,441
2006	676,292
2007	518,659

$6,935,231

NOTE 12.                                          MAJOR CUSTOMERS

Revenues from major customers, which exceeded ten percent of total revenues, are as follows:

	For the Years Ended
	December 31, 2003	December 31, 2002

Customer A	$10,435,604	$8,963,988
Customer B	7,021,599	6,084,537
Customer C	5,770,393	—

NOTE 13.                                          CONCENTRATION OF CREDIT RISK

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

NOTE 14.                                          FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of the Company’s financial instruments are determined as described in Note 1, Summary of Significant Accounting Policies, Fair Values of Financial Instruments and are summarized as follows:

	December 31, 2003		December 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash	$5,057,892	$5,057,892	$2,416,626	$2,416,626
Accounts receivable	5,447,155	5,447,155	1,134,983	1,134,983
Accounts payable	5,100,141	5,100,141	2,269,227	2,269,227
Indebtedness	2,950,248	2,950,248	64,556,824	64,556,824

NOTE 15                                             SUBSEQUENT EVENT

In May, 2003 the Company restructured and reduced its obligation to Geolease, the holder of the Company’s seismic acquisition Equipment Lease.  At that time, the Company’s accrued lease obligation to Geolease was reduced to $3,700,000 from $6,672,530.  The outstanding balance of $3,700,000 was frozen as of May 2, 2003 but accrued interest at 6% per annum from May 1, 2002 until April 30, 2004 when such balance, plus accrued and unpaid interest, would be payable in full.  In addition, the Company’s monthly payments under the lease, for continuing use of the seismic acquisition equipment, were reduced from $260,000 to $62,400 (inclusive of any applicable taxes) beginning May 1, 2002 until April 30, 2004.

On April 14, 2004, the Company and Geolease agreed to a comprehensive restructuring of the equipment lease pursuant to Amendment No. 2 of the Equipment Lease (“Amendment No. 2”).  Pursuant to the restructuring, the Company is allowed to pay Geolease the outstanding accrued lease obligation as of April 30, 2004 (totaling $4,170,419) in 48 monthly installments beginning May 1, 2004 and ending with a final payment in April, 2008.  The outstanding balance accrues interest at 8% per annum.  The Company’s monthly lease payments will also be reduced from $62,400 to $31,200 per month for the period beginning May 1, 2004 until October 31, 2004, further reduced to $21,200 per month for the period beginning November 1, 2004 until April 30, 2005, further reduced to $11,200 per month for the period beginning May 1, 2005 until April 30, 2007 and further reduced to $5,600 per month for the period beginning May 1, 2007 until April 30, 2008.  Under the terms of Amendment No. 2, the Company is also required to make mandatory annual prepayments of the outstanding accrued lease obligation should the Company have positive “Free Cash Flow” (as defined in Amendment No. 2) as calculated for each of the calendar years ending December 31, 2004 through December 31, 2007 until the balance is paid in full.  At the year end of each period, the Company will calculate its consolidated “Free Cash Flow” and for the period ended December 31, 2004 pay 37.5% of the calculated “Free Cash Flow” as a prepayment to Geolease and in each of the subsequent yearly periods pay 50% of its calculated “Free Cash Flow” to Geolease.  Any such prepayment will be applied to the last installments of the outstanding accrued lease obligation first.  Amendment No. 2 also requires the Company to make prepayments of cash proceeds received pursuant to certain financing transactions and certain sales of assets outside the ordinary course of business.

The Geolease liability as reflected on the Company’s Consolidated Balance Sheet at December 31, 2003 totaled $4,088,114. In accordance with the terms of the restructuring outlined above, $841,939 has been classified as a current liability, amount expected to be paid in the next twelve months, and $3,246,175 has been classified as a long term liability.

NOTE 16.                                          SEGMENT DISCLOSURES AND RELATED INFORMATION

Description of Reportable Segments

The Company has two reportable segments, seismic acquisition and data processing. The seismic acquisition segment acquires data for clients by conducting seismic shooting operations in the Rocky Mountain and Gulf Coast regions of North America.  The seismic data processing segment operates a processing center in Houston, Texas which processes seismic data for oil and gas exploration companies worldwide, and opened a processing center during the fourth quarter of 2003 in the United Kingdom.

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

The following table sets forth the Company’s significant information from reportable segments:

	For the Year Ended December 31, 2003
	Seismic Acquisition	Data Processing	Totals
Revenues from External Customers	$32,289,682	$3,659,208	$35,948,890

Segment Earnings (Loss) before Interest, Taxes, Depreciation and Amortization	5,743,352	(1,117,180)	4,626,172

Interest and Other Revenue	1,738	3,000	4,738

Interest Expense	1,494,495	2,337,388	3,831,883

Depreciation and Amortization	1,372,759	417,790	1,790,549

Gain on Financial Restructuring	2,882,637	—	2,882,637

Income Tax Benefit	—	—	—

Segment Profit (Loss)	5,760,472	(3,869,357)	1,891,115

Segment Assets	8,516,817	7,602,231	16,119,048

Expenditures for Segment Assets	848,892	329,931	1,178,823

The following table sets forth the Company’s significant information from reportable segments:

	For the Year Ended December 31, 2002
	Seismic Acquisition	Data Processing	Totals

Revenues from External Customers	$17,286,879	$5,418,055	$22,704,934

Segment Earnings (Loss) before Interest, Taxes, Depreciation and Amortization	(362,970)	1,086,451	723,481

Interest and Other Revenue	6,183	383	6,566

Interest Expense	4,525,076	6,330,020	10,855,096

Depreciation and Amortization	2,395,956	900,948	3,296,904

Income Tax Benefit	—	—	—

Segment Loss	(7,277,820)	(6,144,133)	(13,421,953)

Segment Assets	2,588,866	8,617,453	11,206,319

Expenditures for Segment Assets	146,304	377,833	524,137

Annual Revenues from major customers, which exceed ten percent of a segment’s total revenues are as follows:

	Seismic Acquisition	Data Processing
December 31, 2003:
Customer A	$10,435,604	—
Customer B	7,021,599	—
Customer C	5,770,393	—
Customer D	—	$473,051

December 31, 2002:
Customer A	$8,963,988	—
Customer B	6,084,537	—
Customer C	—	$1,046,782
Customer D	—	632,505

The Company’s geographic revenue and asset locations are as follows:

All of the Company’s revenue and the locations of substantially all long-lived assets were geographically within the United States during 2003 and 2002.  At December 31, 2003 approximately $276,000 of the Company’s total assets, including $101,000 of long-lived assets, were located in the United Kingdom.

RECONCILIATION OF REPORTABLE SEGMENT REVENUES, PROFIT
OR LOSS AND ASSETS

	2003	2002
REVENUES
Total revenues for reportable segments	$35,948,890	$22,704,934
Total consolidated revenues	$35,948,890	$22,704,934

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AMORTIZATION, AND RESTRUCTURING
Total for reportable segments	$4,626,172	$723,481
Unallocated corporate expense	(976,600)	(525,044)
Total consolidated earnings (loss) before interest, taxes, depreciation and amortization	$3,649,572	$198,437

PROFIT OR LOSS
Total loss for reportable segments	$1,891,115	$(13,421,953)
Unallocated amounts:
Corporate expenses net of interest earnings	(963,660)	(497,738)
Interest expense on corporate indebtedness	(9,773)	(11,391)
Depreciation and amortization	(3,264)	(2,543)
Gain on financial restructuring	80,947,938	—
Total consolidated loss	$81,862,356	$(13,933,625)

INTEREST REVENUE
Total interest revenue for reportable segments	$4,738	$6,566
Unallocated amounts:
Corporate consolidated cash management	12,939	27,306
Total consolidated interest revenue	$17,677	$33,872

INTEREST EXPENSE
Total interest expense for reportable segments	$3,831,883	$10,855,096
Unallocated amounts:
Corporate interest expense	9,773	11,391
Total consolidated interest expense	$3,841,656	$10,866,487

DEPRECIATION AND AMORTIZATION
Total depreciation and amortization for reportable segments	$1,790,549	$3,296,904
Unallocated amounts:
Depreciation and amortization	3,264	2,543
Total consolidated depreciation and amortization	$1,793,813	$3,299,447

ASSETS
Total assets for reportable segments	$16,119,048	$11,206,319
Unallocated corporate assets	3,893,554	2,606,164
Elimination of net receivable from corporate	(5,592,951)	(6,438,830)
Total consolidated assets	$14,419,651	$7,373,653