Form 10QSB
period 2004-03-31
GEOKINETICS INC
filed 2004-05-17
CIK 314606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2004

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

On March 31, 2004, there were 18,992,113 shares of Registrant’s common stock ($.01 par value) outstanding.

GEOKINETICS INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GEOKINETICS INC.

Balance Sheets

ASSETS

	March 31 2004	December 31 2003
	Unaudited
Current Assets:
Cash	$5,710,908	$5,057,892
Receivables	4,525,400	6,275,729
Prepaid expenses	326,658	369,855

Total Current Assets	10,562,966	11,703,476

Property and Equipment:
Equipment, net of depreciation	2,229,639	2,055,905
Buildings, net of depreciation	211,999	213,619
Land	23,450	23,450

Total Property and Equipment	2,465,088	2,292,974

Other Assets:
Deferred charges	163,607	163,893
Restricted investments	198,378	198,378
Other assets	50,930	60,930

Total Other Assets	412,915	423,201

Total Assets	$13,440,969	$14,419,651

See accompanying notes to the financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31 2004	December 31 2003
	Unaudited
Current Liabilities:
Current maturities of long-term debt	$701,290	$712,731
Current portion of GeoLease liability	993,423	841,939
Current portion of capital lease	287,597	232,399
Accounts payable	4,450,354	5,100,141
Accrued liabilities	1,529,929	2,124,288
Due to officers and stockholders	558,623	552,373
Deferred revenue	2,828,523	2,079,425
Notes payable	247,069	442,588
Advances for lease bank	100,000	100,000

Total Current Liabilities	11,696,808	12,185,884

Long-term debt, net of current maturities, net of OID	700,574	869,039

GeoLease liability, long-term	3,156,319	3,246,175

Other Liabilities:
Non-current portion of capital lease	114,078	41,118

Total Liabilities	15,667,779	16,342,216

Stockholders’ Equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 18,992,113 shares outstanding	189,922	189,922
Additional paid in capital	35,784,506	35,784,506
Retained deficit	(38,201,238)	(37,896,993)

Total Stockholders’ Equity	(2,226,810)	(1,922,565)

Total Liabilities and Stockholders’ Equity	$13,440,969	$14,419,651

See accompanying notes to the financial statements.

GEOKINETICS INC.

Statements of Operations

	Three Months Ended March 31
	(unaudited)
	2004	2003
Revenues:
Seismic acquisition revenue	$11,251,207	$4,423,252
Seismic data processing revenue	665,756	871,818
Total Revenues	11,916,963	5,295,070

Expenses:
General and administrative	590,297	405,389
Seismic operating expense	10,082,384	3,496,282
Data processing expense	1,185,185	979,076
Depreciation and amortization expense	261,799	533,154
Total Expenses	12,119,665	5,413,901

Loss from operations	(202,702)	(118,831)

Other Income (Expense):
Interest income	6,551	3,068
Other income	114	3,213
Interest expense	(108,208)	(2,631,661)
Total Other Income (Expense)	(101,543)	(2,625,380)

Loss before provision for income tax	(304,245)	(2,744,211)

Provision for income tax	—	—

Net Loss	$(304,245)	$(2,744,211)

Earnings (Loss) per common share - Basic	$(.02)	$(.14)

Weighted average common shares and equivalents outstanding	18,992,113	18,992,156

See accompanying notes to the financial statements.

GEOKINETICS INC.

Statements of Cash Flows

	Three Months Ended March 31
	(unaudited)
	2004	2003
OPERATING ACTIVITIES
Net Loss	$(304,245)	$(2,744,211)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	261,799	533,154
Changes in operating assets and liabilities
Accounts receivable and work in progress	1,750,329	(1,053,871)
Prepaid expenses and other assets	53,483	(52,859)
Accounts payable	(649,787)	(710,672)
Accrued liabilities and deferred revenue	161,198	670,187
Short-term obligations expected to be refinanced	—	2,278,763
Long-term lease liability	61,628	—
Net cash provided by (used in) operating activities	1,334,405	(1,079,509)
INVESTING ACTIVITIES
Purchases of capital assets	(217,291)	(64,705)
Net cash (used in) investing activities	(217,291)	(64,705)
FINANCING ACTIVITIES
Proceeds from short term debt	51,215	10,850
Payments on capital leases	(88,674)	(109,119)
Principal paid on long term debt	(179,906)	(149,595)
Principal paid on short term debt	(246,733)	(179,945)
Net cash (used in) financing activities	(464,098)	(427,809)

Net increase(decrease) in cash	653,016	(1,572,023)
Cash at beginning of period	5,057,892	2,416,626
Cash at end of period	$5,710,908	$844,603

Supplemental disclosures related to cash flows:

Equipment totaling $216,830 was acquired in the first quarter of 2004 through the issuance of capital leases.

Interest of $108,208 and $57,690 was paid in the first quarter of 2004 and 2003, respectively.

See accompanying notes to the financial statements.

Notes to Interim Financial Statements

1.                                       Method and Basis of Presentation

The unaudited interim financial statements contained herein have been prepared in accordance with the instructions to Form 10-QSB and include all adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position and results of operations for the interim period reported.  All such adjustments are of a normal recurring nature.  The financial statements are condensed and should be read in conjunction with the financial statements and related notes included in the Registrant’s Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2003.  A summary of accounting policies and other significant information is included therein.

2.                                       Long Term Debt

At March 31, 2004, the Company’s long term debt was $1,401,864, including $701,290 in current maturities.  Long term debt consists of (i) a note to a financial institution, bearing interest at prime plus 1.5%, with a balance of $1,357,256 and (ii) a note to a vendor with a balance of $44,608.

At March 31, 2004, the Company had a long term liability to GeoLease Partners, L.P., a Delaware limited partnership (“GeoLease”), in the amount of $4,149,742, including $993,423 in current maturities.  The classification of this liability is based on a restructuring of the Company’s seismic acquisition lease completed on April 14, 2004 as further explained in Note 5.  GeoLease is the holder of the Company’s seismic acquisition equipment lease.

At March 31, 2004, the Company had long term capital leases in the amount of $401,675, including $287,597 in current maturities, with interest rates ranging from 8% to 12%.

3.                                       Segment Information

The following table sets forth the Company’s significant information from reportable segments.

	For the Quarter Ended March 31, 2004
	Seismic Acquisition	Data Processing	Totals
Revenues from external customers	$11,251,207	$665,756	$11,916,963

Segment Profit (Loss)	762,001	(812,648)	(50,647)

Segment Assets	5,568,213	6,473,526	12,041,739

	For the Quarter Ended March 31, 2003
	Seismic Acquisition	Data Processing	Totals
Revenues from external customers	$4,423,252	$871,818	$5,295,070

Segment Profit (Loss)	(466,698)	(2,187,381)	(2,654,079)

Segment Assets	3,694,169	8,090,435	11,784,604

The following table reconciles reportable segment losses to consolidated losses.

	For the Quarter Ended March 31
	2004	2003
PROFIT OR LOSS
Total profit or loss for reportable segments	$(50,647)	$(2,654,079)
Unallocated amounts:
Corporate expenses net of interest earnings	(250,245)	(86,617)
Corporate interest expense	(2,389)	(2,699)
Depreciation	(964)	(816)
Total Consolidated Loss	$(304,245)	$(2,744,211)

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

	Three Months Ended March 31
	2004	2003
Net loss, as reported	$(304,245)	$(2,744,211)
Less compensation cost determined under
the fair value method	(10,990)	(14,504)
Pro forma net loss	$(315,235)	$(2,758,715)

Basic earnings per share:
As reported	$(0.02)	$(0.14)
Pro forma	(0.02)	(0.15)

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

5.                                       Subsequent Event

In May, 2003, the Company restructured and reduced its obligation to GeoLease, the holder of the Company’s seismic acquisition equipment lease.  At that time, the Company’s accrued lease obligation to GeoLease was reduced to $3,700,000 from $6,672,530.  The outstanding balance of $3,700,000 was frozen as of May 2, 2003 but accrued interest at 6% per annum from May 1, 2002 until April 30, 2004 when such balance, plus accrued and unpaid interest, would be payable in full. In addition, the Company’s monthly payments under the lease, for continuing use of the seismic acquisition equipment, were reduced from $260,000 to $62,400 (inclusive of any applicable taxes) beginning May 1, 2002 until April 30, 2004.

On April 14, 2004, the Company and GeoLease agreed to a comprehensive restructuring of the equipment lease pursuant to Amendment No. 2 of the equipment lease (“Amendment No. 2”).  Pursuant to the restructuring, the Company is allowed to pay GeoLease the outstanding accrued lease obligation as of April 30, 2004 (totaling $4,170,419) in 48 monthly installments beginning May 1, 2004 and ending with a final payment in April, 2008.  The outstanding balance accrues interest at 8% per annum.  The Company’s monthly lease payments will also be reduced from $62,400 to $31,200 per month for the period beginning May 1, 2004 until October 31, 2004, further reduced to $21,200 per month for the period beginning November 1, 2004 until April 30, 2005, further reduced to $11,200 per month for the period beginning May 1, 2005 until April 30, 2007 and further reduced to $5,600 per month for the period beginning May 1, 2007 until April 30, 2008.  Under the terms of Amendment No. 2, the Company is also required to make mandatory annual prepayments of the outstanding accrued lease obligation should the Company have positive “Free Cash Flow” (as defined in Amendment No. 2)  as calculated for each of the calendar years ending December 31, 2004 through December 31, 2007 until the balance is paid in full.  At the year end of each period, the Company will calculate its consolidated “Free Cash Flow” and for the period ended December 31, 2004 pay 37.5% of its calculated “Free Cash Flow” as a prepayment to GeoLease and in each of the subsequent yearly periods pay 50% of its calculated “Free Cash Flow” to GeoLease.   Any such prepayment will be applied to the last installments of the outstanding accrued lease obligation first.  Amendment No. 2 also requires the Company to make prepayments of cash proceeds received pursuant to certain financing transactions and certain sales of assets outside the ordinary course of business.

The GeoLease liability as reflected on the Company’s Consolidated Balance Sheet at March 31, 2004 totaled $4,149,742.  In accordance with the terms of the restructuring outlined above, $993,423 has been classified as a current liability, amount expected to be paid in the next twelve months, and $3,156,319 has been classified as a long term liability.

Item 2.             Management’s Discussion and Analysis or Plan of Operation

General

At March 31, 2004, the Company’s financial position reflects (i) the seismic acquisition services being conducted by Quantum Geophysical, Inc. and (ii) the seismic data processing, software and consultation services being provided by Geophysical Development Corporation.

The difficult operating environment of the seismic service industry continues to negatively impact the Company’s financial position.  Demand for certain of the Company’s services, primarily its seismic acquisition segment, continued to increase when compared to the same period of a year ago.  However, demand for the services provided by the Company’s seismic data processing segment continued to decline.  The Company continues to experience significant competition in the marketplace which in turn negatively impacts the prices the Company can charge for its services.  The Company’s financial results will continue to be negatively affected until a more favorable pricing environment presents itself.  The Company is presently unable to predict when such an event will occur.

During the first quarter of 2004, the Company operated two seismic acquisition crews on a continuous basis and at times was able to operate an additional third seismic acquisition crew.  The Company continued to rent seismic acquisition equipment in order to field this third crew.  The Company believes that its current backlog for seismic acquisition projects is sufficient to keep two seismic acquisition crews in operation through the end of 2004.  The Company will continue to evaluate opportunities which would allow it to field a third crew.  The Company will continue to aggressively compete for additional seismic acquisition projects from both existing and prospective clients.  During the first quarter of 2004, the Company’s data processing segment continued to have a portion of its computing capacity underutilized.  As previously disclosed, in August of last year, the Company established a new subsidiary, GDC, UK Limited, in the United Kingdom.  The Company believes that this expansion will facilitate penetration of wider geographic markets and provide access to worldwide technology trends.  This expansion has not as yet had a positive impact on the Company’s overall financial condition.

Results of Operations

Revenues for the quarter ended March 31, 2004 were $11,916,963 as compared to $5,295,070 for the same period of fiscal 2003, an increase of 125%.  This increase is primarily attributable to the Company’s seismic acquisition activities.  Seismic acquisition revenue totaled $11,251,207 during this period as compared to $4,423,252 for the same period of a year ago, an increase of 154%.  Seismic data processing revenue at March 31, 2004 totaled $665,756 as compared to $871,818 for the same period of 2003, a decrease of 24%.  The Company continues to experience significant competition in both its operating segments.  The Company’s results will continue to suffer until the activity at the Company’s seismic data processing segment increases and a more significant improvement in industry pricing occurs.  Pricing improvement will only result from increased utilization of the entire seismic service industry’s available inventory of assets.  Increased utilization of the industry’s inventory of assets will only come from a significant upswing in demand for the entire industry’s services.

Operating expenses for the three months ended March 31, 2004 totaled $11,267,569 as compared to $4,475,358 for the same period of fiscal 2003, an increase of 152%.  This increase is primarily the result of increased activity at the Company’s seismic acquisition segment as well as increased costs associated with the seismic data processing segment’s UK operation.  Seismic acquisition operating expenses for the period ended March 31, 2004 increased 188% as compared to the same period of 2003.  For the three months ended March 31, 2004, seismic data processing operating expenses increased 21% when compared to the same period of a year ago.

General and administrative expense for the quarter ended March 31, 2004 was $590,297 as compared to $405,389 for the same period of fiscal 2003, an increase of 46%.  This increase is primarily the result of increases in payroll costs, due to staff additions, and  increases in consulting fees.

Depreciation and amortization expense for the quarter ended March 31, 2004 totaled $261,799 as compared to $533,154 for the same period of fiscal 2003, a decrease of 51%.  This decrease is primarily the result of a continuing decline in the basis of the Company’s depreciable assets.

Interest expense (net of interest income) for the three months ended March 31, 2004 was $101,544 as compared to $2,625,380 for the same period of 2003, a decrease of 96%.  This significant decrease in interest expense was primarily due to the cancellation of the Company’s senior secured debt as well as a restructuring of the acquisition segments equipment lease which occurred as a result of the restructuring transactions completed on May 2, 2003.

The Company had a net loss of $304,246, or $(0.02) per share, for the three months ended March 31, 2004 as compared to a net loss of $2,744,211, or $(0.14) per share, for the same period of 2003.  The reduction in the Company’s loss of 89% for the first three months of 2004 is primarily due to the significant reduction in corporate interest expense which resulted from the financial restructuring the Company completed on May 2, 2003.

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

On May 2, 2003, the Company completed a comprehensive debt restructuring with its principal creditors.  Pursuant to the restructuring the Company (i) effected a reverse stock split of its common stock at a ratio of 1-for-100, (ii) eliminated approximately $80,000,000 in long term debt obligations through cash settlements or debt conversions into common stock, (iii) reduced and restructured its obligations to GeoLease, and (iv) completed a $3,500,000 private placement from a group of private investors.

At the time of the May, 2003 restructuring, the Company’s accrued lease obligation to GeoLease was reduced to $3,700,000 from $6,675,530.  The outstanding balance of $3,700,000 was frozen as of May 2, 2003 but accrued interest at 6% per annum from May 1, 2002 until April 30, 2004 when such balance, plus accrued and unpaid interest, would be payable in full.  In addition, the Company’s monthly payments under the lease, for continuing use of the seismic acquisition equipment, were reduced from $260,000 to $62,400 (inclusive of any applicable taxes) beginning May 1, 2002 until April 30, 2004.

On April 14, 2004, the Company and GeoLease agreed to a comprehensive restructuring of the equipment lease pursuant to the Amendment No. 2 of the equipment lease.  Pursuant to the restructuring, the Company is allowed to pay GeoLease the outstanding accrued lease obligation as of April 30, 2004 (totaling $4,170,419) in 48 monthly installments beginning May 1, 2004 and ending with a final payment in April, 2008.  The outstanding balance accrues interest at 8% per annum.  The Company’s monthly lease payments will also be reduced from $62,400 to $31,200 per month for the period beginning May 1, 2004 until October 31, 2004, further reduced to $21,200 per month for the period beginning November 1, 2004 until April 30, 2005, further reduced to $11,200 per month for the period beginning May 1, 2005 until April 30, 2007, and further reduced to $5,600 per month for the period beginning May 1, 2007 until April 30, 2008.  Under the terms of Amendment No. 2, the Company is also required to make mandatory annual prepayments of the outstanding accrued lease obligation should the Company have positive “Free Cash Flow” (as defined in Amendment No. 2)  as calculated for each of the calendar years ending December 31, 2004 through December 31, 2007 until the balance is paid in full.  At the year end of each period, the Company will calculate its consolidated “Free Cash Flow” and for the period ended December 31, 2004 pay 37.5% of its calculated “Free Cash Flow” as a prepayment to GeoLease and in each of the subsequent yearly periods pay 50% of its calculated “Free Cash Flow” to GeoLease.   Any such prepayment will be applied to the last installments of the outstanding accrued lease obligation first.  Amendment No. 2 also requires the Company to make prepayments of cash proceeds received pursuant to certain financing transactions and certain sales of assets outside the ordinary course of business.

The GeoLease liability as reflected on the Company’s Consolidated Balance Sheet at March 31, 2004 totaled $4,149,742.  In accordance with the terms of the restructuring outlined above, $993,423 has been classified as a current liability, amount expected to be paid in the next twelve months, and $3,156,319 has been classified as a long term liability.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements for the three-month period ended March 31, 2004 that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Forward-Looking Statements

Certain matters discussed in this quarterly report, except for historical information contained herein, may constitute “forward-looking statements” that are subject to certain risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects” and other similar expressions. Management’s expectations and assumptions regarding Company operations and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements.

ITEM 3. Controls and Procedures.

The Company’s President and Chief Executive Officer and the Company’s Vice President and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2004, the end of the period covered by this report.  Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls to be effective, providing effective means to insure that information we are required to disclose under applicable laws and regulations is recorded, processed, summarized and reported in a timely manner.  We also made no significant changes in internal controls over financial reporting during the quarter ending March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

We periodically review the design and effectiveness of our disclosure controls, including compliance with various laws and regulations that apply to our operations. We make modifications to improve the design and effectiveness of our disclosure controls, and may take other corrective action, if our reviews identify deficiencies or weaknesses in our controls.

Part II. Other Information

Item 5. Other Information

See the Liquidity and Capital Resources section of Item 2 regarding the completion of a restructuring of the Company’s GeoLease obligation.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits:

31                                    Certifications pursuant to Rules 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, filed herewith.

32                                    Certifications pursuant to Rule 13(a)-14(b) or Rule 15d-14(b) and 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

(b)                                 Reports on Form 8-K:

None

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOKINETICS INC.
(Registrant)

Date: May 17, 2004	/s/ David A. Johnson
David A. Johnson
President and Chief Executive Officer

/s/ Thomas J. Concannon
Thomas J. Concannon
Vice President and Chief Financial Officer