Form 10QSB
period 2004-06-30
GEOKINETICS INC
filed 2004-08-16
CIK 314606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                            to

Commission File Number     0 -9268

GEOKINETICS INC.

(Exact name of small business issuer as specified in its charter)

DELAWARE	94-1690082
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

One Riverway, Suite 2100 Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code          (713) 850-7600

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                                                                                                                                    No ☐

On June 30, 2004, there were 18,992,113 shares of Registrant’s common stock ($.01 par value) outstanding.

GEOKINETICS INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GEOKINETICS INC.

Balance Sheets

ASSETS

	June 30 2004	December 31 2003
	Unaudited
Current Assets:
Cash	$1,252,179	$5,057,892
Receivables	7,577,035	6,275,729
Prepaid expenses	173,013	369,855

Total Current Assets	9,002,227	11,703,476

Property and Equipment:
Equipment, net of depreciation	2,229,516	2,055,905
Buildings, net of depreciation	210,379	213,619
Land	23,450	23,450

Total Property and Equipment	2,463,345	2,292,974

Other Assets:
Deferred charges	194,648	163,893
Restricted investments	198,378	198,378
Other assets	50,930	60,930

Total Other Assets	443,956	423,201

Total Assets	$11,909,528	$14,419,651

See accompanying notes to the financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30 2004	December 31 2003
	Unaudited
Current Liabilities:
Current maturities of long-term debt	$689,264	$712,731
Current portion of GeoLease liability	1,030,579	841,939
Current portion of capital lease	276,374	232,399
Accounts payable	3,429,588	5,100,141
Accrued liabilities	1,487,514	2,124,288
Due to officers and stockholders	552,373	552,373
Deferred revenue	4,565,603	2,079,425
Notes payable	111,773	442,588
Advances for lease bank	100,000	100,000

Total Current Liabilities	12,243,068	12,185,884

Long-term debt, net of current maturities	529,680	869,039

GeoLease liability, long-term	2,592,033	3,246,175

Other Liabilities:
Non-current portion of capital lease	119,221	41,118

Total Liabilities	15,484,002	16,342,216

Stockholders’ Equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 18,992,113 shares outstanding	189,922	189,922
Additional paid in capital	35,784,506	35,784,506
Retained deficit	(39,548,902)	(37,896,993)

Total Stockholders’ Equity	(3,574,474)	(1,922,565)

Total Liabilities and Stockholders’ Equity	$11,909,528	$14,419,651

See accompanying notes to the financial statements.

GEOKINETICS INC.

Statements of Operations

	Three Months Ended June 30		Six Months Ended June 30
	(Unaudited)		(Unaudited)
	2004	2003	2004	2003
Revenues:
Seismic acquisition revenue	$8,746,450	$6,610,615	$19,997,657	$11,033,867
Data processing revenue	682,578	844,106	1,348,334	1,715,924
Total Revenues	9,429,028	7,454,721	21,345,991	12,749,791

Expenses:
General and administrative	639,928	431,820	1,230,225	837,208
Seismic acquisition operating expense	8,368,389	5,174,420	18,450,773	8,670,703
Data processing expense	1,476,575	947,071	2,661,760	1,926,147
Depreciation and amortization expense	183,308	476,538	445,107	1,009,692
Total Expenses	10,668,200	7,029,849	22,787,865	12,443,750

Income (Loss) from Operations	(1,239,172)	424,872	(1,441,874)	306,041

Other Income (Expense):
Interest income	5,265	3,676	11,816	6,744
Other income	398	125	512	3,338
Interest expense	(114,155)	(995,835)	(222,363)	(3,627,496)
Total Other (Expense)	(108,492)	(992,034)	(210,035)	(3,617,414)

Gain on financial restructuring	—	83,830,575	—	83,830,575

Income (Loss) before provision for income tax	(1,347,664)	83,263,413	(1,651,909)	80,519,202

Provision for income tax	—	63,500	—	63,500

Net Income (Loss)	$(1,347,664)	$83,199,913	$(1,651,909)	$80,455,702

Net Income (Loss) per common share-Basic	$(0.07)	$4.38	$(0.09)	$4.23

Weighted average common shares and equivalents outstanding	18,992,113	18,992,156	18,992,113	18,992,156

See accompanying notes to the financial statements.

GEOKINETICS INC.

Statements of Cash Flows

	Six Months Ended June 30
	(unaudited)
	2004	2003
OPERATING ACTIVITIES
Net Income (Loss)	$(1,651,909)	$80,455,702
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	445,107	1,009,692
Gain on financial restructuring	—	(83,830,575)
Changes in operating assets and liabilities
Accounts receivable and work in progress	(1,861,030)	(1,608,108)
Prepaid expenses and other assets	735,811	256,887
Accounts payable	(1,670,553)	(447,572)
Accrued liabilities and deferred revenue	1,849,614	1,239,143
Short-term obligations expected to be refinanced	—	3,479,687
Long-term lease liability	82,377	39,380
Net cash provided by (used in) operating activities	(2,070,583)	594,236

INVESTING ACTIVITIES
Purchases of capital assets	(291,815)	(265,534)
Net cash (used in) investing activities	(291,815)	(265,534)

FINANCING ACTIVITIES
Proceeds from short term debt	51,215	39,400
Proceeds of private placement, net of $513,247 cost	—	2,986,753
Payments on financial restructuring	—	(1,898,800)
Payments on capital leases	(201,793)	(219,693)
Principal paid on long term debt	(867,410)	(301,771)
Principal paid on short term debt	(425,327)	(326,486)
Net cash provided by (used in) financing activities	(1,443,315)	279,403

Net increase (decrease) in cash	(3,805,713)	608,105
Cash at beginning of period	5,057,892	2,416,626
Cash at end of period	$1,252,179	$3,024,731

Supplemental disclosures related to cash flows:

Equipment totaling $323,871 was acquired in the first six months of 2004 through the issuance of capital leases.

Interest of $222,363 and $147,809 was paid in the first six months of 2004 and 2003, respectively.

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

2.             Liquidity

Due to difficult operating conditions (primarily unusually wet weather) experienced during the quarter ended June 30, 2004 at the Company’s seismic acquisition segment, additional expenditures associated with the outfitting of a third seismic acquisition crew and the ongoing difficulties experienced at the Company’s seismic data processing segment, the Company experienced a substantial decline in its cash balances.  In order to maintain appropriate cash balances, meet ongoing obligations in a timely manner, and be in a position to take advantage of opportunities which may present themselves to the Company due to improving industry conditions, the Company has undertaken to complete a private placement of equity during the third quarter of 2004.  The amount and terms of the private placement are being negotiated at the present time.

The Company believes that its current cash balances, anticipated cash flow from its seismic acquisition and seismic data processing operations, completion of the May, 2003 and April, 2004 restructuring transactions and the completion of the anticipated private placement will provide sufficient liquidity to continue operations beyond 2004, allow the Company to continue to aggressively upgrade both its technological capabilities and the capabilities of its professional staff at its seismic data processing segment and be in a position to take advantage of opportunities which may present themselves to the Company due to improving industry conditions.  Should the Company be unable to complete the anticipated private placement in the third quarter of 2004, the Company will be restricted in its efforts to upgrade its technological and professional staff capabilities at its seismic data processing segment, may not be in a position to take advantage of future opportunities presented by an improving industry and the Company’s cash balance may decline from its current level.  While industry conditions appear to be improving, the Company continues to experience significant competition in its markets.  This competition continues to impair the prices the Company can charge for its services.

3.             Long Term Debt

At June 30, 2004, the Company’s long term debt was $1,218,944, including $689,264 in current maturities.  Long term debt consists of (i) a note to a financial institution, bearing interest at prime plus 1.5%, with a balance of $1,196,307 and (ii) a note to a vendor with a balance of $22,637.

At June 30, 2004, the Company had a long term liability to GeoLease Partners, L.P., a Delaware limited partnership (“GeoLease”), in the amount of $3,622,612, including $1,030,579 in current maturities.  The classification of this liability is based on a restructuring of the Company’s seismic acquisition lease completed on April 14, 2004 as further explained in Note 5.  GeoLease is the holder of the Company’s seismic acquisition equipment lease.

At June 30, 2004, the Company had long term capital leases in the amount of $395,595, including $276,374 in current maturities, with interest rates ranging from 8% to 12%.

4.             Segment Information

The following table sets forth the Company’s significant information from reportable segments:

	For the Quarter Ended June 30, 2004
	Seismic Acquisition	Data Processing	Totals
Revenues from external customers	$8,746,450	$682,578	$9,429,028

Segment Profit (Loss)	62,312	(1,098,345)	(1,036,033)

Segment Assets	7,190,563	2,825,473	10,016,036

	For the Quarter Ended June 30, 2003
	Seismic Acquisition	Data Processing	Totals
Revenues from external customers	$6,610,615	$844,106	$7,454,721

Segment Profit (Loss)	3,305,673	(958,320)	2,347,353

Segment Assets	4,093,885	7,530,739	11,624,624

	For the Six Months Ended June 30, 2004
	Seismic Acquisition	Data Processing	Totals
Revenues from external customers	$19,997,657	$1,348,334	$21,345,991

Segment Profit (Loss)	824,313	(1,910,993)	(1,086,680)

Segment Assets	7,190,563	2,825,473	10,016,036

	For the Six Months Ended June 30, 2003
	Seismic Acquisition	Data Processing	Totals
Revenues from external customers	$11,033,867	$1,715,924	$12,749,791

Segment Profit (Loss)	2,838,973	(3,145,700)	(306,727)

Segment Assets	4,093,885	7,530,739	11,624,624

The following table reconciles reportable segment losses to consolidated losses:

	For the Quarter Ended June 30
	2004	2003
PROFIT OR LOSS
Total profit (loss) for reportable segments	$(1,036,033)	$2,347,353
Unallocated amounts:
Corporate expenses net of interest earnings	(308,482)	(115,349)
Corporate interest expense	(2,111)	(2,438)
Corporate gain on financial restructuring	—	80,947,938
Corporate income tax	—	23,225
Depreciation	(1,038)	(816)
Total Consolidated Profit (Loss)	$(1,347,664)	$83,199,913

	For the Six Months Ended June 30
	2004	2003
PROFIT OR LOSS
Total loss for reportable segments	$(1,086,680)	$(306,727)
Unallocated amounts:
Corporate expenses net of interest earnings	(558,727)	(201,966)
Corporate interest expense	(4,500)	(5,136)
Corporate gain on financial restructuring	—	80,947,938
Corporate income tax	—	23,225
Depreciation	(2,002)	(1,632)
Total Consolidated Profit (Loss)	$(1,651,909)	$80,455,702

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

	For the Three Months Ended June 30
	2004	2003
Net income (loss), as reported	$(1,347,664)	$83,199,913
Less compensation cost determined under the fair value method	(10,990)	(14,504)
Pro forma net income (loss)	$(1,358,654)	$83,185,409

Basic earnings per share:
As reported	$(0.07)	$4.38
Pro forma	(0.07)	4.38

	For the Six Months Ended June 30
	2004	2003
Net income (loss), as reported	$(1,651,909)	$80,455,702
Less compensation cost determined under the fair value method	(21,980)	(29,008)
Pro forma net income (loss)	$(1,673,889)	$80,426,694

Basic earnings per share:
As reported	$(0.09)	$4.23
Pro forma	(0.09)	4.23

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

6.             Restructuring

In May, 2003, the Company restructured and reduced its obligation to GeoLease, the holder of the Company’s seismic acquisition equipment lease.  At that time, the Company’s accrued lease obligation to GeoLease was reduced to $3,700,000 from $6,672,530.  The outstanding balance of $3,700,000 was frozen as of May 2, 2003; but accrued interest at 6% per annum from May 1, 2002 until April 30, 2004, when such balance, plus accrued and unpaid interest, would be payable in full. In addition, the Company’s monthly payments under the lease, for continuing use of the seismic acquisition equipment, were reduced from $260,000 to $62,400 (inclusive of any applicable taxes) beginning May 1, 2002 until April 30, 2004.

On April 14, 2004, the Company and GeoLease agreed to a comprehensive restructuring of the equipment lease pursuant to Amendment No. 2 of the equipment lease (“Amendment No. 2”).  Pursuant to the restructuring, the Company is allowed to pay GeoLease the outstanding accrued lease obligation as of April 30, 2004 (totaling $4,170,419) in 48 monthly installments beginning May 1, 2004 and ending with a final payment in April, 2008.  The outstanding balance accrues interest at 8% per annum.  The Company’s monthly lease payments will be: reduced from $62,400 to $31,200 per month for the period beginning May 1, 2004 until October 31, 2004; reduced to $21,200 per month for the period beginning November 1, 2004 until April 30, 2005; further reduced to $11,200 per month for the period beginning May 1, 2005 until April 30, 2007; and further reduced to $5,600 per month for the period beginning May 1, 2007 until April 30, 2008.  Under the terms of Amendment No. 2, the Company is required to make mandatory annual prepayments of the outstanding accrued lease obligation should the Company have positive “Free Cash Flow” (as defined in Amendment No. 2), as calculated for each of the calendar years ending December 31, 2004 through December 31, 2007 until the balance is paid in full.  At the year end of each period, the Company will calculate its consolidated “Free Cash Flow” and, for the period ended December 31, 2004, pay 37.5% of its calculated “Free Cash Flow” as a prepayment to GeoLease; and, in each of the subsequent yearly periods, pay 50% of its calculated “Free Cash Flow” to GeoLease.  Any such prepayment will be applied to the last installments of the outstanding accrued lease obligation first.  Amendment No. 2 also requires the Company to make prepayments of cash proceeds received pursuant to certain financing transactions and certain sales of assets outside the ordinary course of business.

The GeoLease liability as reflected on the Company’s Consolidated Balance Sheet at June 30, 2004 totaled $3,622,612.  In accordance with the terms of the restructuring outlined above, $1,030,579 has been classified as a current liability, and $2,592,033 has been classified as a long term liability.

Item 2.    Management’s Discussion and Analysis or Plan of Operation

General

At June 30, 2004, the Company’s financial position reflects (i) the seismic acquisition services being conducted by Quantum Geophysical, Inc. and (ii) the seismic data processing, software and consultation services being provided by Geophysical Development Corporation.

Demand for the services provided by the Company’s seismic acquisition segment continued to increase when compared to the first six months of 2003.  This increase in demand for the Company’s seismic acquisition services is the result of increased levels of activity by the domestic exploration industry as well as Quantum’s reputation as a provider of high quality seismic surveys.  Quantum’s overall financial results were significantly hindered during the second quarter as a result of lost recording time due to unusually wet weather in its areas of operation and incremental costs associated with fielding a third seismic acquisition crew.  While overall demand continued to improve, the Company continued to experience significant competition in the marketplace which adversely impacts the prices the Company can charge for its services.

During the first six months of 2004, the Company operated two seismic acquisition crews on a continuous basis and at times, primarily February through May, was able to operate a third seismic acquisition crew.  The Company rented on a short-term basis the seismic acquisition equipment necessary to field this third crew.  The Company believes that its current backlog for seismic acquisition projects is sufficient to keep two seismic acquisition crews in operation through the first quarter of 2005.  The Company will continue to evaluate opportunities which would allow it to field a third seismic acquisition crew.  The Company will continue to aggressively compete for additional seismic acquisition projects from both existing and prospective clients.

During the first half of 2004, demand for the services provided by the Company’s data processing segment continued to decline.  The Company’s seismic data processing segment has not benefited from improved industry conditions and continues to incur operating losses.  The Company is attempting to aggressively upgrade both its technological capabilities as well as the capabilities of its professional staff.  As previously disclosed, the Company established a United Kingdom based subsidiary which it believes will facilitate penetration of wider geographic markets and provide access to worldwide technology trends.  This expansion has not yet had a positive impact on the Company’s overall financial condition.

Results of Operations

Revenues for the six months ended June 30, 2004 were $21,345,991, as compared to $12,749,791 for the same period of fiscal 2003, an increase of 67%.  For the three months ended June 30, 2004, revenues totaled $9,429,028, as compared to $7,454,721 for the same period of fiscal year 2003, an increase of 26%.  This increase in revenue is attributable to the Company’s seismic acquisition activities.  Seismic acquisition revenues, for the first six months of 2004, totaled $19,997,657 as compared to $11,033,867 for the same period of fiscal 2003, an increase of 81%.  During the same period, seismic data processing revenue declined 21% from $1,715,924 to

$1,348,334. The Company continues to experience significant competition in both its operating segments.

Operating expenses for the first six months of fiscal 2004 increased 99% from $10,596,850 to $21,112,533.  For the three months ended June 30, 2004, operating expenses totaled $9,844,964, as compared to $6,121,491 for the same period of fiscal year 2003, an increase of 61%.  Operating expenses increased at both the Company’s seismic acquisition and seismic data processing segments.  Seismic acquisition operating expenses for the six months ended June 30, 2004 increased 113%, from $8,670,703 to $18,450,773.  This increase is primarily attributable to increased levels of activity as well as the fielding of a third seismic acquisition crew.  The Company’s seismic data processing operating expenses for the six months ended June 30, 2004 were $2,661,760, as compared to $1,926,147 for the same period of fiscal 2003, an increase of 38%.

General and administrative expense for the six months ended June 30, 2004, was $1,230,225, as compared to $837,208 for the same period of fiscal 2003, an increase of 47%.  For the quarter ended June 30, 2004 general and administrative expense totaled $639,928, as compared to $431,820 for the same period of fiscal 2003, an increase of 48%.  Increases in general and administrative expense are primarily attributable to personnel expenditure increases, increased legal expenditures associated primarily with the GeoLease restructuring and costs associated with the identifying and hiring of additional personnel.

Depreciation and amortization expense for the six months ended June 30, 2004 totaled $445,107, as compared to $1,009,692 for the same period of 2003, a decrease of 56%.  For the three months ended June 30, depreciation and amortization expense decreased from $476,538 in 2003 to $183,308 in 2004, a decrease of 62%.  These decreases are primarily the result of a continuing decline in the basis of the Company’s depreciable assets.

Interest expense (net of interest income) for the six months ended June 30, 2004 totaled $210,547, as compared to $3,620,752 for the same period of 2003, a decrease of 94%.  Interest expense for the quarter ended June 30, 2004 decreased to $108,890, as compared to $992,159 for the same period of 2003, a decrease of 89%.  This decrease in interest expense was primarily due to the cancellation of the Company’s 2003 and 2005 Senior Secured Notes as part of the restructuring transactions completed in May, 2003, and the restructuring of the seismic acquisition segment’s equipment lease.

The Company had a net loss of $1,651,909, or $(0.09) per share, for the six months ended June 30, 2004, as compared to net income of $80,455,702, or $4.23 per share, for the same period of 2003.  Net income for the first six months of 2003 included $83,830,575, or $4.41 per share, which represented the gain recognized on the Company’s financial restructuring completed on May 2, 2003.  For the three months ended June 30, 2004, the Company had a net loss of $1,347,664, or $(0.07) per share, as compared to net income of $83,199,913, or $4.38 per share, including the restructuring gain of $83,830,575.

Liquidity and Capital Resources

On May 2, 2003, the Company completed a comprehensive debt restructuring with its principal creditors.  Pursuant to the restructuring the Company (i) effected a reverse stock split of its common stock at a ratio of 1-for-100, (ii) eliminated approximately $80,000,000 in long term debt obligations through cash settlements or debt conversions into common stock, (iii) reduced and restructured its obligations to GeoLease, and (iv) completed a $3,500,000 private placement with a group of private investors.

At the time of the May, 2003 restructuring, the Company’s accrued lease obligation to GeoLease was reduced to $3,700,000 from $6,675,530.  The outstanding balance of $3,700,000 was frozen as of May 2, 2003, but accrued interest at 6% per annum from May 1, 2002 until April 30, 2004, when such balance, plus accrued and unpaid interest, would be payable in full.  In addition, the Company’s monthly payments under the lease, for continuing use of the seismic acquisition equipment, were reduced from $260,000 to $62,400 (inclusive of any applicable taxes), beginning May 1, 2002 until April 30, 2004.

On April 14, 2004, the Company and GeoLease agreed to a comprehensive restructuring of the equipment lease pursuant to the Amendment No. 2 of the equipment lease.  Pursuant to the restructuring, the Company is allowed to pay GeoLease the outstanding accrued lease obligation as of April 30, 2004 (totaling $4,170,419) in 48 monthly installments beginning May 1, 2004 and ending with a final payment in April, 2008.  The outstanding balance accrues interest at 8% per annum.  The Company’s monthly lease payments will be: reduced from $62,400 to $31,200 per month for the period beginning May 1, 2004 until October 31, 2004; reduced to $21,200 per month for the period beginning November 1, 2004 until April 30, 2005; further reduced to $11,200 per month for the period beginning May 1, 2005 until April 30, 2007; and further reduced to $5,600 per month for the period beginning May 1, 2007 until April 30, 2008.  Under the terms of Amendment No. 2, the Company is also required to make mandatory annual prepayments of the outstanding accrued lease obligation should the Company have positive “Free Cash Flow” (as defined in Amendment No. 2), as calculated for each of the calendar years ending December 31, 2004 through December 31, 2007, until the balance is paid in full.  At the year end of each period, the Company will calculate its consolidated “Free Cash Flow” and, for the period ended December 31, 2004, pay 37.5% of its calculated “Free Cash Flow” as a prepayment to GeoLease; and, in each of the subsequent yearly periods, pay 50% of its calculated “Free Cash Flow” to GeoLease.   Any such prepayment will be applied to the last installments of the outstanding accrued lease obligation first.  Amendment No. 2 also requires the Company to make prepayments of cash proceeds received pursuant to certain financing transactions and certain sales of assets outside the ordinary course of business.

Due to the difficult operating conditions (primarily unusually wet weather) experienced during the quarter ended June 30, 2004 at the Company’s seismic acquisition segment, additional expenditures associated with the outfitting of a third seismic acquisition crew, and the ongoing difficulties experienced at the Company’s seismic data processing segment, the Company experienced a substantial decline in its cash balances.  In order to maintain appropriate cash balances, meet ongoing obligations in a timely manner, and be in a position to take advantage of opportunities which may present themselves to the Company due to improving industry conditions, the Company has undertaken to complete a private placement of equity during the third quarter of 2004.  The amount and terms of the private placement are being negotiated at the present time.

The Company believes that its current cash balances, anticipated cash flow from its seismic acquisition and seismic data processing operations, completion of the May, 2003 and April, 2004 restructuring transactions and the completion of the anticipated private placement will provide sufficient liquidity to continue operations beyond 2004, allow the Company to continue to aggressively upgrade both its technological capabilities and the capabilities of its professional staff at its seismic data processing segment and be in a position to take advantage of opportunities which may present themselves to the Company due to improving industry conditions.  Should the Company be unable to complete the anticipated private placement in the third quarter of 2004, the Company will be restricted in its efforts to upgrade its technological and professional staff capabilities at its seismic data processing segment, may not be in a position to take advantage of future opportunities presented by an improving industry and the Company’s cash balance may decline from its current level.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements for the three-month period ended June 30, 2004 that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

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

ITEM 3. Controls and Procedures

The Company’s President and Chief Executive Officer and the Company’s Vice President and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2004, the end of the period covered by this report.  Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls are effective to ensure that information the Company is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported in a timely manner.  The Company made no significant changes in internal controls over financial reporting during the quarter ending June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company periodically review the design and effectiveness of its disclosure controls, including compliance with various laws and regulations that apply to its operations. The Company makes modifications to improve the design and effectiveness of its disclosure controls, and may take other corrective action, if its reviews identify deficiencies or weaknesses in its controls.

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

32            Certifications pursuant to Rule 13(a)-14(b) or Rule 15d-14(b) and 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)           Reports on Form 8-K:

None

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOKINETICS INC.
(Registrant)

Date: August 16, 2004	/s/ David A. Johnson
David A. Johnson
President and Chief Executive Officer

/s/ Thomas J. Concannon
Thomas J. Concannon
Vice President and Chief Financial Officer