Form 10QSB
period 2004-09-30
GEOKINETICS INC
filed 2004-11-15
CIK 314606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes   ☒                                                                                                                                                                                                                                                                                                                                                       No  ☐

On September 30, 2004, there were 18,992,113 shares of Registrant’s common stock ($.01 par value) outstanding.

GEOKINETICS INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GEOKINETICS INC.
Balance Sheets

ASSETS

	September 30	December 31
	2004	2003
	Unaudited
Current Assets:
Cash	$1,413,800	$5,057,892
Receivables	4,322,207	5,456,331
Work in progress	1,048,073	819,398
Prepaid expenses	64,592	369,855

Total Current Assets	6,848,672	11,703,476

Property and Equipment:
Equipment, net of depreciation	2,114,762	2,055,905
Buildings, net of depreciation	208,760	213,619
Land	23,450	23,450

Total Property and Equipment	2,346,972	2,292,974

Other Assets:
Deferred charges	29,360	163,893
Restricted investments	223,378	198,378
Other assets	50,614	60,930

Total Other Assets	303,352	423,201

Total Assets	$9,498,996	$14,419,651

See accompanying notes to the financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30	December 31
	2004	2003
	Unaudited
Current Liabilities:
Current maturities of long term debt	$684,102	$712,731
Current portion of GeoLease liability	1,051,328	841,939
Current portion of capital lease	250,943	232,399
Accounts payable	3,129,731	5,100,141
Accrued liabilities	1,756,064	2,124,288
Due to officers and stockholders	552,373	552,373
Deferred revenue	1,903,275	2,079,425
Notes payable	100	442,588
Advances for lease bank	100,000	100,000

Total Current Liabilities	9,427,916	12,185,884

Long term debt, net of current maturities	348,186	869,039

GeoLease liability, long-term	2,425,719	3,246,175

Other Liabilities:
Non-current portion of capital lease	94,394	41,118

Total Liabilities	12,296,215	16,342,216

Stockholders’ Equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 18,992,113 shares outstanding	189,922	189,922
Additional paid in capital	35,784,506	35,784,506
Retained deficit	(38,771,647)	(37,896,993)

Total Stockholders’ Equity	(2,797,219)	(1,922,565)

Total Liabilities and Stockholders’ Equity	$9,498,996	$14,419,651

See accompanying notes to the financial statements.

GEOKINETICS INC.
Statements of Operations

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Revenues:
Seismic acquisition revenue	$10,934,704	$8,382,700	$30,932,361	$19,416,567
Data processing revenue	1,160,985	978,666	2,509,319	2,694,590
Total Revenues	12,095,689	9,361,366	33,441,680	22,111,157

Expenses:
General and administrative	555,111	439,720	1,785,336	1,276,929
Seismic acquisition operating expense	8,943,297	7,005,643	27,394,070	15,676,345
Data processing expense	1,530,920	990,685	4,192,680	2,916,832
Depreciation and amortization expense	183,609	368,409	628,716	1,378,101
Total Expenses	11,212,937	8,804,457	34,000,802	21,248,207

Income (Loss) from Operations	882,752	556,909	(559,122)	862,950

Other Income (Expense):
Interest income	5,315	4,293	17,131	11,037
Other income	107	126	619	3,463
Interest expense	(110,920)	(106,840)	(333,282)	(3,734,335)
Total Other Income (Expense)	(105,498)	(102,421)	(315,532)	(3,719,835)

Gain on financial restructuring	—	—	—	83,830,575

Income (Loss) before provision for income tax	777,254	454,488	(874,654)	80,973,690

Provision for income tax	—	(63,500)	—	—

Net Income (Loss)	$777,254	$517,988	$(874,654)	$80,973,690

Earnings (Loss) per common share-Basic	$0.04	$0.03	$(0.05)	$4.26
Earnings (Loss) per common share-Diluted	0.04	0.03	(0.05)	4.26

Weighted average common shares outstanding:
Basic	18,992,113	18,992,113	18,992,113	18,992,113
Diluted	19,199,111	18,992,113	18,992,113	18,992,113

See accompanying notes to the financial statements.

GEOKINETICS INC.
Statements of Cash Flows

	Nine Months Ended September 30
	2004	2003
	(Unaudited)
OPERATING ACTIVITIES
Net Loss	$(874,654)	$80,973,690
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	628,716	1,378,101
Gain on financial restructuring	—	(83,830,575)
Changes in operating assets and liabilities
Accounts receivable and work in progress	905,449	(2,266,762)
Prepaid expenses and other assets	425,112	115,922
Accounts payable	(1,970,410)	2,111,537
Accrued liabilities and deferred revenue	(461,750)	972,264
Short term obligations expected to be refinanced	—	3,479,687
Accrued lease liability	—	99,192
Net cash provided by (used in) operating activities	(1,347,537)	3,033,056

INVESTING ACTIVITIES
Purchases of capital assets	(682,959)	(856,786)
Net cash (used in) investing activities	(682,959)	(856,786)

FINANCING ACTIVITIES
Proceeds from short term debt	51,215	326,482
Proceeds from long term debt	350,126	—
Proceeds of private placement, net of $519,148 cost	—	2,980,852
Payments on financial restructuring	—	(1,898,800)
Principal paid on long term debt	(1,455,300)	(756,882)
Principal paid on short term debt	(559,637)	(373,085)
Net cash provided by (used in) financing activities	(1,613,596)	278,567

Net increase (decrease) in cash	(3,644,092)	2,454,837
Cash at beginning of period	5,057,892	2,416,626
Cash at end of period	1,413,800	$4,871,463

Significant non-cash transactions:

Notes were issued during April of 2003 in payment of vendor accounts payable invoices in the amount of  $127,480.

Equipment totaling $350,126 and $133,839 was acquired in the first nine months of 2004 and 2003, respectively, through the issuance of capital leases.

Interest of $333,282 and $243,148 was paid in the first nine months of 2004 and 2003, respectively.

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

2.                                       Liquidity

Due to difficult operating conditions (primarily unusually wet weather) experienced during the second quarter of 2004 at the Company’s seismic acquisition segment, additional expenditures associated with the outfitting of a third seismic acquisition crew during the same period and the ongoing difficulties experienced at the Company’s seismic data processing segment, the Company has experienced a substantial decline in its cash balances.  In order to maintain appropriate cash balances, meet ongoing obligations in a timely manner, and be in a position to take advantage of opportunities which may present themselves to the Company due to improving industry conditions, the Company has undertaken to complete a private placement of equity.  The Company expects this private placement to be completed in the fourth quarter of 2004.  The amount and terms of the private placement are being negotiated at the present time.  However, the transaction is subject to certain conditions precedent and as a result there can be no assurance that any such transaction will be completed.

The Company believes that its current cash balances, anticipated cash flow from its seismic acquisition and seismic data processing operations, completion of the May, 2003 and April, 2004 restructuring transactions and the completion of the anticipated private placement in the fourth quarter of 2004 will provide sufficient liquidity to continue operations beyond 2004, allow the Company to continue to aggressively upgrade both its technological capabilities and the capabilities of its professional staff at its seismic data processing segment and be in a position to take advantage of opportunities which may present themselves to the Company due to improving industry conditions.  Should the Company be unable to complete the anticipated private placement in the fourth quarter of 2004, the Company will be restricted in its efforts to upgrade its technological and professional staff capabilities at its seismic data processing segment, may not be in a position to take advantage of future opportunities presented by an improving industry and the Company’s cash balances may decline from their current levels.  While industry conditions appear to be improving, the Company continues to experience significant competition in its markets.  This competition continues to impair the prices the Company can charge for its services.

3.                                       Long Term Debt

At September 30, 2004, the Company’s long term debt was $1,032,288, including $684,102 in current maturities.  Long term debt consists of a note to a financial institution, bearing interest at prime plus 1.5%, with a balance of $1,032,288.

At September 30, 2004, the Company had a long term liability to GeoLease Partners, L.P., a Delaware limited partnership (“GeoLease”), in the amount of $3,477,047, including $1,051,328 in current maturities.  The classification of this liability is based on a restructuring of the Company’s seismic acquisition lease completed on April 14, 2004 as further explained in Note 5.  GeoLease is the holder of the Company’s seismic acquisition equipment lease.

At September 30, 2004, the Company had long term capital leases in the amount of $345,337, including $250,943 in current maturities, with interest rates ranging from 8% to 12%.

4.                                       Segment Information

The following table sets forth the Company’s significant information from reportable segments:

	For the Quarter Ended September 30, 2004
	Seismic Acquisition	Data Processing	Totals
Revenues from external customers	$10,934,704	$1,160,985	$12,095,689

Segment Profit (Loss)	1,683,011	(673,326)	1,009,685

Segment Assets	4,472,862	3,378,159	7,851,021

	For the Quarter Ended September 30, 2003
	Seismic Acquisition	Data Processing	Totals
Revenues from external customers	$8,382,700	$978,666	$9,361,366

Segment Profit (Loss)	1,040,134	(368,612)	671,522

Segment Assets	4,873,056	2,545,503	7,418,559

	For the Nine Months Ended September 30, 2004
	Seismic Acquisition	Data Processing	Totals
Revenues from external customers	$30,932,361	$2,509,319	$33,441,680

Segment Profit (Loss)	2,507,324	(2,584,318)	(76,994)

Segment Assets	4,472,862	3,378,159	7,851,021

	For the Nine Months Ended September 30, 2003
	Seismic Acquisition	Data Processing	Totals
Revenues from external customers	$19,416,567	$2,694,590	$22,111,157

Segment Profit (Loss) (1)	3,879,107	(3,514,313)	364,794

Segment Assets	4,873,056	2,545,503	7,418,559

(1)          Included a $2,882,637 gain from financial restructuring in the seismic acquisition segment.

The following table reconciles reportable segment losses to consolidated losses:

	For the Quarter Ended September30
	2004	2003
PROFIT OR LOSS
Total profit for reportable segments	$1,009,685	$671,522
Unallocated amounts:
Corporate expenses net of interest earnings	(229,273)	(127,319)
Corporate interest expense	(2,120)	(2,174)
Corporate income tax	—	(23,225)
Depreciation	(1,038)	(816)
Total Consolidated Profit	$777,254	$517,988

	For the Nine Months Ended September 30
	2004	2003
PROFIT OR LOSS
Total profit or (loss) for reportable segments	$(76,994)	$364,794
Unallocated amounts:
Corporate expenses net of interest earnings	(788,000)	(329,283)
Corporate interest expense	(6,620)	(7,311)
Corporate gain on financial restructuring	—	80,947,938
Depreciation	(3,040)	(2,448)
Total Consolidated Profit (Loss)	$(874,654)	$80,973,690

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

	For the Three Months Ended September 30
	2004	2003
Net income (loss), as reported	$777,254	$517,988
Less compensation cost determined under the fair value method	(10,990)	(14,504)
Pro forma net income (loss)	$766,264	$503,484

Basic earnings per share:
As reported	$0.04	$0.03
Pro forma	0.04	0.03

	For the Nine Months Ended September 30
	2004	2003
Net income (loss), as reported	$(874,654)	$80,973,690
Less compensation cost determined under the fair value method	(32,970)	(43,512)
Pro forma net income (loss)	$(907,624)	$80,930,178

Basic earnings per share:
As reported	$(0.05)	$4.26
Pro forma	(0.05)	4.26

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

The GeoLease liability as reflected on the Company’s Consolidated Balance Sheet at September 30, 2004 totaled $3,477,047.  In accordance with the terms of the restructuring outlined above, $1,051,328 has been classified as a current liability, and $2,425,719 has been classified as a long term liability.

Item 2.    Management’s Discussion and Analysis or Plan of Operation

General

At September 30, 2004, the Company’s financial position reflects (i) the seismic acquisition services being conducted by Quantum Geophysical, Inc. and (ii) the seismic data processing, software and consultation services being provided by Geophysical Development Corporation.

Demand for the services provided by the Company’s seismic acquisition segment continued to increase when compared to the first nine months of 2003.  This increase in demand for the Company’s seismic acquisition services is the result of increased levels of activity by the domestic exploration industry as well as Quantum’s reputation as a provider of high quality seismic surveys.  Quantum’s overall financial results were significantly hindered during the second quarter as a result of lost recording time due to unusually wet weather in its areas of operation and incremental costs associated with fielding a third seismic acquisition crew.  Quantum did not field a third seismic acquisition crew in the third quarter nor did it encounter any unusual operating conditions.    As a result, Quantum was able to post positive quarterly operating results.  While overall demand continued to improve, the Company continued to experience significant competition in its marketplace which has not allowed the prices the Company can charge for its services to increase significantly.

During the first nine months of 2004, the Company operated two seismic acquisition crews on a continuous basis and at times, primarily February through May, was able to operate a third seismic acquisition crew.  The Company rented on a short-term basis the seismic acquisition equipment necessary to field this third crew.  The Company believes that its current backlog for seismic acquisition projects is sufficient to keep two seismic acquisition crews in operation through the first half of 2005.  The Company will continue to evaluate opportunities which would allow it to field a third seismic acquisition crew.  The Company will continue to aggressively compete for additional seismic acquisition projects from both existing and prospective clients.

During the first nine months of 2004, demand for the services provided by the Company’s data processing segment continued to decline when compared to the first nine months of 2003.  However, for the third quarter, revenues at the Company’s seismic data processing segment increased when compared to revenues achieved for the same period of 2003.  This is the first quarter that revenues have increased when compared to a prior period since the fourth quarter of 2001.  While the Company is encouraged by this development, it can not as yet give its assurance that this trend will continue.  The Company’s seismic data processing segment has not as yet fully benefited from improved industry conditions and continues to incur operating losses.  The Company is attempting to aggressively upgrade both its technological capabilities as well as the capabilities of its professional staff.  As previously disclosed, the Company established a United Kingdom based subsidiary which it believes will facilitate penetration of wider geographic markets and provide access to worldwide technology trends.  This expansion has not yet had a positive impact on the Company’s overall financial condition.

Results of Operations

Revenues for the nine months ended September 30, 2004 were $33,441,680, as compared to $22,111,157 for the same period of fiscal 2003, an increase of 51%.  For the three months ended September 30, 2004, revenues totaled $12,095,689, as compared to $9,361,366 for the same period of fiscal year 2003, an increase of 29%.  This increase in revenue is primarily attributable to the Company’s seismic acquisition activities.  Seismic acquisition revenues, for the first nine months of 2004, totaled $30,932,361 as compared to $19,416,567 for the same period of fiscal 2003, an increase of 59%.  During the same period, seismic data processing revenue declined 7% from $2,694,590 to $2,509,319. However, for the three months ended September 30, seismic data processing revenue increased from $978,666 in 2003 to $1,160,985 in 2004, an increase of 19%.  The Company had not seen quarterly revenues increase at its seismic data processing segment since the fourth quarter of 2001.  The Company continues to experience significant competition in both its operating segments.

Operating expenses for the nine months ended September 30, 2004 totaled $31,586,750 as compared to $18,593,177 for the same period of fiscal 2003, and increase of 70%.  For the three months ended September 30, 2004, operating expenses totaled $10,474,217, as compared to $7,996,328 for the same period of fiscal year 2003, an increase of 31%.  Operating expenses increased at both the Company’s seismic acquisition and seismic data processing segments.  Seismic acquisition operating expenses for the nine months ended September 30, 2004 increased 75%, from $15,676,345 to $27,394,070.  This increase is primarily attributable to increased levels of activity, difficult operating conditions encountered in the second quarter of 2004 as well as the costs associated with fielding a third seismic acquisition crew.  The Company’s seismic data processing operating expenses for the nine months ended September 30, 2004 were $4,192,680, as compared to $2,916,832 for the same period of fiscal 2003, an increase of 44%.  The increase in operating expenses at the Company’s seismic data processing segment is a result of the Company’s commitment to aggressively upgrade both its technical capabilities and its professional staff.

General and administrative expense for the nine months ended September 30, 2004, was $1,785,336, as compared to $1,276,929 for the same period of fiscal 2003, an increase of 40%.  For the quarter ended September 30, 2004 general and administrative expense totaled $555,111, as compared to $439,720 for the same period of fiscal 2003, an increase of 26%.  Increases in general and administrative expense are primarily attributable to executive personnel additions, increased legal expenditures associated primarily with the GeoLease restructuring and professional expenses associated with the identifying and hiring of key personnel.

Depreciation and amortization expense for the nine months ended September 30, 2004 totaled $628,716, as compared to $1,378,101 for the same period of 2003, a decrease of 54%.  For the three months ended September 30, depreciation and amortization expense decreased from $368,409 in 2003 to $183,609 in 2004, a decrease of 50%.  These decreases are primarily the result of a continuing decline in the basis of the Company’s depreciable assets.

Interest expense (net of interest income) for the nine months ended September 30, 2004 totaled $316,151, as compared to $3,723,298 for the same period of 2003, a decrease of 92%. Interest expense for the three months ended September 30, 2004 totaled $105,498 as compared to $102,421 for the same period of 2003, an increase of 3%.  The decrease in total interest expense was primarily due to the cancellation of the Company’s 2003 and 2005 Senior Secured Notes as part of the restructuring transactions completed in May, 2003, and the restructuring of the seismic acquisition segment’s equipment lease with GeoLease.  The small increase in quarterly interest expense is due primarily to the restructuring of the GeoLease lease which was completed in April of 2004.

The Company had a net loss of $874,654, or $(0.05) per share, for the nine months ended September 30, 2004, as compared to net income of $80,973,690, or $4.26 per share, for the same period of 2003.  Net income for the first nine months of 2003 included $83,830,575, or $4.41 per share, which represented the gain recognized on the Company’s financial restructuring completed on May 2, 2003.  For the three months ended September 30, 2004, the Company had a net income of $777,254, or $0.04 per share, as compared to net income of $517,988 for the same period of 2003, or $0.03 per share.

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

Due to the difficult operating conditions (primarily unusually wet weather) experienced during the second quarter of 2004 at the Company’s seismic acquisition segment, additional expenditures associated with the outfitting of a third seismic acquisition crew during this same period, and the ongoing difficulties experienced at the Company’s seismic data processing segment, the Company has experienced a substantial decline in its cash balances.  In order to maintain appropriate cash balances, meet ongoing obligations in a timely manner, and be in a position to take advantage of opportunities which may present themselves to the Company due to improving industry conditions, the Company has undertaken to complete a private placement of equity.  The Company expects this private placement to be completed in the fourth quarter of 2004.  The amount and terms of the private placement are being negotiated at the present time.  However, the transaction is subject to certain conditions precedent and as a result there can be no assurance that any such transaction will be completed.

The Company believes that its current cash balances, anticipated cash flow from its seismic acquisition and seismic data processing operations, completion of the May, 2003 and April, 2004 restructuring transactions and the completion of the anticipated private placement will provide sufficient liquidity to continue operations beyond 2004, allow the Company to continue to aggressively upgrade both its technological capabilities and the capabilities of its professional staff at its seismic data processing segment and be in a position to take advantage of opportunities which may present themselves to the Company due to improving industry conditions.  Should the Company be unable to complete the anticipated private placement in the fourth quarter of 2004, the Company will be restricted in its efforts to upgrade its technological and professional staff capabilities at its seismic data processing segment, may not be in a position to take advantage of future opportunities presented by an improving industry and the Company’s cash balance may decline from its current level.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements for the three-month period ended September 30, 2004 that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

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

ITEM 3. Controls and Procedures

The Company’s President and Chief Executive Officer and the Company’s Vice President and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2004, the end of the period covered by this report.  Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls are effective to ensure that information the Company is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported in a timely manner.  The Company made no significant changes in internal controls over financial reporting during the quarter ending September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company periodically reviews the design and effectiveness of its disclosure controls, including compliance with various laws and regulations that apply to its operations. The Company makes modifications to improve the design and effectiveness of its disclosure controls, and may take other corrective action, if its reviews identify deficiencies or weaknesses in its controls.

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

GEOKINETICS INC.
(Registrant)

Date: November 15, 2004	/s/ David A. Johnson
David A. Johnson
President and Chief Executive Officer

/s/ Thomas J. Concannon
Thomas J. Concannon
Vice President and Chief Financial Officer