Form 10KSB
period 2004-12-31
GEOKINETICS INC
filed 2005-04-15
CIK 314606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Registrant’s revenues for its most recent fiscal year were $43,144,830.

As of December 31, 2004, 18,992,113 shares of the Registrant’s Common Stock were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately $528,085 the last reported sales price of such stock on that date.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference:   None.

GEOKINETICS INC.

FORM 10-KSB

YEAR ENDED DECEMBER 31, 2004

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

Since April 1997, the Company has repositioned itself from an oil and gas exploration and production company into a technologically-advanced provider of seismic acquisition and high-end seismic data processing services to the oil and gas industry.  Through equipment purchases, strategic acquisitions and dispositions, and the completion of a series of private equity and debt financing transactions (summarized below), the Company now has the capacity to operate three seismic crews in the Rocky Mountain and Gulf Coast regions of the United States (“US”) and the ability to process seismic data collected throughout the world.

The seismic service industry downturn which began in 1999, combined with the significant debt obligations (which primarily were incurred to finance the acquisition of an operating company in April 1998) incurred by the Company hindered the Company’s operations and made it difficult for the Company to meet its financial obligations in a timely manner.  The Company attempted on various occasions to restructure its obligations in anticipation of a positive turnaround in the seismic service industry.

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

On April 14, 2004, the Company and Geolease agreed to a further restructuring of the equipment lease pursuant to Amendment No. 2 of the Equipment Lease (“Amendment No. 2”).  Pursuant to the restructuring, the Company is allowed to pay Geolease the outstanding accrued lease obligation as of April 30, 2004 (totaling $4,170,419) in 48 monthly installments beginning May 1, 2004 and ending with a final payment in April, 2008.  The outstanding balance accrues interest at 8% per annum.  The Company’s monthly lease payments will also be reduced from $62,000 to $31,200 per month for the period beginning May 1, 2004 until October 31, 2004, further reduced to $21,200 per month for the period beginning November 1, 2004 until April 30, 2005, further reduced to $11,200 per month for the period beginning May 1, 2005 until April 30, 2007 and further reduced to $5,600 per month for the period beginning May 1, 2007 until April 30, 2008.  Under the terms of Amendment No. 2, the Company is also required to make mandatory annual prepayments of the outstanding accrued lease obligation should the Company have positive “Free Cash Flow” (as defined in Amendment No. 2) as calculated for each of the calendar years ending December 31, 2004 through December 31, 2007 until the balance is paid in full.  At the year end of each period, the Company will calculate its consolidated “Free Cash Flow” and for the period ended December 31, 2004 pay 37.5% of its calculated “Free Cash Flow” as a prepayment to Geolease and in each of the subsequent yearly periods pay 50% of its calculated “Free Cash Flow” to Geolease.  Any such prepayment will be applied to the last installments of the outstanding accrued lease obligation first.  Amendment No. 2 also requires the Company to make prepayments of cash proceeds received pursuant to certain financing transactions and certain sales of assets outside the ordinary course of business.

On November 30, 2004, the Company completed a $2,499,900 equity financing from private investment sources.  The financing consisted of an issue of 8,333 shares of Series A Senior Convertible Preferred Stock (“Convertible Preferred Stock”) priced at $300 per share, which is convertible into common stock at $0.30 per share.  The Convertible Preferred Stock accrues dividends at the rate of 6% per annum, compounded annually which are payable in cash when, and if, declared.  All unpaid dividends are cumulative and accrue, compounded annually, regardless of whether or not the Company has funds legally available for the payment of such dividends.  The Convertible Preferred Stock is convertible, at the option of the holder thereof, at any time after the date of issuance.  The Convertible Preferred Stock is automatically converted into common stock immediately upon the Company’s sale of common stock in an underwritten public offering (a) at a price per share yielding the Company net proceeds of not less than $1.20, (b) resulting in net proceeds to the Company and selling stockholders, if any, of not less than $20,000,000, and (c) after which the Company’s common stock is listed on the New York Stock Exchange, the American Stock Exchange or the National Association of Securities Dealers Automated Quotation System National Market (the “NASDAQ”).  If, at any time after October 31, 2009, the holders of not less than 51% of the Convertible Preferred Stock then outstanding deliver written notice to the Company of such holders’ desire to redeem, all outstanding Convertible Preferred Stock, if not previously converted, shall be redeemed.  At any time after October 31, 2011, the Company is entitled to redeem all outstanding Convertible Preferred Stock, if not previously converted.  After completion of this transaction, the Company had 27,325,113 shares of common stock outstanding, assuming conversion of the Convertible Preferred Stock.

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

With the advent of modern 3D technology, the seismic industry has changed profoundly.  In the past the role of seismic, in particular 2D surveys, was restricted to that of simply illustrating gross structural features.  In contrast, 3D surveys provide detailed views of subsurface geologic structures and much higher resolution of the structures than is available from a 2D survey.  Moreover, 3D surveys have proven to be more reliable indicators of the oil and gas potential in the surveyed area than 2D surveys.  As a result, drilling based on 3D seismic surveys has improved the economics of discovering oil and gas by reducing risks and finding costs for the oil and gas industry.  Consequently, the demand for 3D seismic surveys, as opposed to 2D surveys, has significantly increased in the past decade.  In technical literature, it is 3D seismic technology that is cited time and again as the technology most impacting exploration and production economics over the last ten years.  Additionally, as the image quality of 3D seismic has improved, the role of 3D seismic has expanded beyond the identification of exploration drilling prospects and into the realm of field development and production management.

Beginning in the late 1980s, the Company believes a significant shift occurred in the seismic acquisition market from a market which had been predominantly driven by proprietary seismic surveys to a market driven by speculative (“spec”) surveys (including multi-client surveys).  This change began with marine or offshore seismic surveys but eventually began to significantly impact land seismic surveys.  The major difference between a proprietary survey and a spec survey is the seismic data acquired from a proprietary survey is owned exclusively by the customer whereas seismic data acquired from a spec survey is owned by the contractor and can be resold to other customers.  The Company does not conduct seismic spec surveys for its own account for later resale of the acquired data.  The reduced cost which customers generally enjoy from participating in a spec survey at the time offsets the loss of exclusive seismic data ownership.  This fact and the general industry perception that seismic acquisition is a “commodity” business have been reasons for the significant expansion in the use of spec surveys.  Most exploration companies use processing, interpretation or other in-house technology as a means of differentiation rather than acquired seismic data.  The Company’s results have followed this trend.  During 2002 and 2003, the Company’s acquisition segment generated approximately 87%, or $15,073,000, of its total 2002 revenue of $17,287,000 and approximately 75%, or $24,232,000, of its total 2003 revenue of $32,290,000 from acquiring spec surveys for clients.

However, during 2004, the Company saw a significant change in the mix of surveys it acquired for its clients.  The Company’s acquisition segment generated total 2004 revenues of approximately $39,470,000 of which approximately 52%, or $20,366,000, came from the acquisition of proprietary surveys.  It remains unclear as to whether this movement back to proprietary surveys is a long-term trend, but the Company does expect to generate significant revenues from proprietary surveys in 2005.

Beginning with the deterioration of the price of oil which occurred in mid-1998 and continued into early 1999, the seismic service industry experienced a significant downturn that negatively impacted the Company’s operating and financial results.  Margins were significantly reduced, seismic acquisition equipment was under-utilized and a number of seismic service companies experienced financial difficulties.  Combined with continuing trends towards larger crews (higher channel counts) and more technologically capable equipment, it became clear that properly capitalized companies with access to lower costing capital will have a significant advantage. Demand for the Company’s seismic acquisition services continued to improve in 2004, with margins increasing somewhat.

These conditions also applied to the seismic data processing segment of the industry.  Margins deteriorated and the number of processing opportunities decreased.  In 2004, the Company invested in and improved its computing infrastructure.  Seismic data processing companies with proprietary processing techniques, large computing infrastructure and industry recognized staffs have a significant advantage.  However, demand for the services provided by the Company’s seismic data processing segment remained weak.  It remains unclear as to when a full industry recovery will occur.  Until such a recovery occurs, the Company’s results will continue to be negatively impacted.

Seismic Acquisition Services

The Company’s seismic acquisition operations are conducted by Quantum Geophysical, Inc. (“Quantum”), a wholly owned subsidiary.  Quantum was established in 1997.

Quantum is engaged in land-based and transition zone seismic acquisition services on a contract basis for its clients.  Quantum’s equipment is capable of collecting both 2D and 3D seismic acquisition data, has a combined recording capacity of approximately 14,000 channels, including certain equipment leased with an option to purchase, and can be configured to operate up to three crews.  Most of the Company’s land and transition zone acquisition services involve 3D surveys.  Quantum operated two seismic acquisition crews during much of 2004.  For periods during the first and second quarters, Quantum had sufficient work to allow it to operate a third seismic acquisition crew.  Quantum is currently operating three seismic acquisition crews and the Company believes it has sufficient work in hand to enable it to operate three seismic acquisition crews for a significant portion of fiscal 2005.  In order to field a third crew, the Company is leasing the necessary seismic acquisition equipment from an industry supplier and has negotiated a buyout for this equipment if the Company meets certain usage requirements.  The majority of Quantum’s seismic acquisition activities continues to take place in the Gulf Coast and Rocky Mountain regions of the United States.

On a typical land seismic survey, the seismic crew is supported by a surveying crew which lays out the lines to be recorded and identifies the sites for shot-hole placement, a drilling crew which creates the holes for the explosive charges which produce the necessary acoustical impulse or a mechanical vibrating unit in areas where explosives are not utilized.  The seismic crew lays out the geophones and recording instruments, directs shooting operations and records the acoustical signal reflected from subsurface strata.  The survey crew and drill crew are typically provided by third parties and supervised by Company personnel. A fully staffed 3D seismic crew typically consists of 35 to 50 persons, including a party manager, an observer, a head linesman and crew laborers.  The number of individuals on each crew is dependent upon the size and nature of the seismic survey requested by the customer.

The Company uses helicopters to assist its crews in seismic data acquisition in circumstances where such use will reduce overall costs and improve productivity.  These savings are achieved by deploying the crew and its equipment more rapidly and significantly reducing surface damages.

Seismic Data Processing

The Company’s seismic data processing operations are conducted by Geophysical Development Corporation (“GDC”), a wholly-owned subsidiary.  GDC, which was founded in 1981 to provide geophysical processing, interpretation, software and consultation services to the oil and gas industry, was acquired by the Company in April 1998.

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

The Company’s data processing center operates a high capacity clustered processing environment built around Sun Microsystems and Intel computers.  During 2001, the Company completely modified its proprietary geophysical software to execute within a clustered computing environment.  The Company processes land and marine seismic data and provides a full suite of seismic interpretation products and services utilizing linux clusters.

The seismic data processing industry is highly technical, and the technological requirements for the acquisition and processing of seismic data have increased continuously over time.  Thus, the Company must continually take steps to ensure that its technological capabilities are comparable or superior to those of its competitors, whether through continuing research and development, strategic alliances with equipment manufacturers or by acquiring technology under license from others.  The Company has introduced several technological innovations that have become industry-standard products in the seismic data processing business.  These include its proprietary AVO (amplitude variation with offset) processing, more specifically within AVO the relationship between normal incidence reflectivity and poisson’s (relationship between the “sheer” velocity and “p” velocity) reflectivity.  During the last year, the Company made significant investments to upgrade its technology in the areas of Pre-Stack Time and Depth Imaging through technology joint ventures and proprietary developments.  The Company currently offers leading edge proprietary pre-stack depth imaging services.  The Company’s Gulf of Mexico well log database, deep water Gulf of Mexico field studies and rock properties database continue to be unique products offered in the seismic data processing area.

In August 2003, the Company established GDC UK Limited, a new subsidiary which is located in the United Kingdom.  Individuals, who had previously been associated with Ensign Geophysics Limited, were retained to manage GDC UK Limited and assist in the overall management of GDC.  The Company believes that this expansion will facilitate penetration of wider geographic markets, provide access to worldwide technology trends and strengthen the Company’s overall geophysical and management expertise.

Capital Expenditures

The seismic acquisition industry is capital intensive principally due to the high cost of seismic acquisition equipment.  The Company continues to invest additional capital to upgrade and expand its seismic acquisition capabilities.  The cost of equipping a crew with a state-of-the-art system can range from $5 to $10 million.  The Company’s current ability to operate and expand its business operations is dependent upon the availability of internally generated cash flow and financing alternatives.  Such financing may consist of bank or commercial debt, equity or debt securities or any combination thereof.  There can be no assurance that the Company will be successful in obtaining sufficient capital to upgrade and expand its current operations through additional financing or other transactions if and when required on terms acceptable to the Company.  Any substantial alteration of or increase in the Company’s capitalization through the issuance of debt securities may significantly increase the leverage and decrease the financial flexibility of the Company.  Due to the uncertainties surrounding the changing market for seismic services, increases in capital and technological requirements, and other matters associated with the Company’s operations, the Company is unable to estimate the amount or terms of any financing that it may need to acquire, upgrade and maintain seismic equipment.  If the Company is unable to obtain such financing if and when needed, it may be forced to curtail its business objectives, and to finance its business activities with only such internally generated funds as may then be available.

Operating Conditions

The Company’s seismic acquisition activities are often conducted under extreme weather, in difficult terrain and under other hazardous conditions.  As a result, these activities are subject to risks of injury to Company personnel and loss of seismic acquisition equipment.  The Company maintains insurance against the destruction of its seismic acquisition equipment and injury to person and property that may result from its operations and considers the amount of such insurance to be adequate.  However, the Company is not fully insured for all risks (including business interruption), either because such insurance is not available or because the Company elects not to obtain insurance coverage because of cost.

Fixed costs, including costs associated with operating leases, labor costs, depreciation and interest expense account for a substantial percentage of the Company’s costs and expenses.  Accordingly, downtime or low productivity resulting from weather interruptions, reduced demand, equipment failures or other causes can result in significant operating losses.

The Company generally believes it will have the opportunity to generate its highest revenues from seismic acquisition operations during the third quarter (July 1 through September 30) of each year primarily because this period typically provides for more recording hours due to longer days and less curtailment of operations due to poor weather.  Although certain seasons generally provide better working conditions, adverse conditions may impact revenues at any time throughout the year.

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

Acquisition and data processing contracts are obtained either through competitive bidding, in response to invitations to bid, or by direct negotiation with a prospective client.  A significant portion of the Company’s contracts result from competitive bidding.  Contracts are awarded primarily on the basis of price, experience and availability, technological expertise and reputation for dependability and safety.

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

Customers

During the fiscal year ended December 31, 2004, seismic acquisition revenues totaled approximately $39,470,000.  Seitel Data accounted for approximately $11,093,000, representing 28% of the Company’s seismic acquisition revenues and approximately 26% of the Company’s consolidated revenues.  In addition, Pogo Producing Company accounted for approximately $5,570,000, representing 14% of the Company’s seismic acquisition revenues and approximately 13% of the Company’s consolidated revenues.  Seismic Assistants, Ltd. accounted for approximately $5,440,000, representing approximately 14% of the Company’s seismic acquisition revenues and approximately 13% of the Company’s consolidated revenues.

During the fiscal year ended December 31, 2004, the Company’s seismic data processing revenues totaled approximately $3,675,000.  Forest Oil Company accounted for approximately $750,000, representing approximately 20% of the Company’s seismic data processing revenue and approximately 2% of the Company’s consolidated revenues.  Merlon Petroleum Company accounted for approximately $640,000, representing approximately 17% of the Company’s seismic data processing revenue and approximately 1% of the Company’s consolidated revenues.  In addition, Kerr McGee Corporation accounted for approximately $540,000, representing approximately 15% of the Company’s seismic data processing revenue and approximately 1% of the Company’s consolidated revenues.  No customer of the Company’s seismic data processing segment accounted for 10% or more of the Company’s consolidated revenues.

Backlog

At March 31, 2005, the Company’s backlog of commitments for services was approximately $29,600,000.  It is anticipated that significantly all of the March 31, 2005 backlog will be completed in the next 12 months.  This backlog consists of written orders or commitments believed to be firm.  Contracts for services are occasionally varied or modified by mutual consent and in certain instances are cancelable by the customer on short notice without penalty.  As a result of these factors, the Company’s backlog as of any particular date may not be indicative of the Company’s actual operating results for any succeeding fiscal period.

Competition

The acquisition and processing of seismic data for the oil and gas industry is highly competitive.  Although reliable comparative figures are not available, the Company believes a number of its competitors have more extensive and diversified operations and also has financial, operating and other resources substantially in excess of those available to the Company.  Competitive factors include the type and capability of equipment used to conduct seismic surveys and that equipment’s availability.  In addition to price, the performance and dependability of a crew significantly affect a potential customer’s decision to award a contract to the Company or one of its competitors.

The Company’s principal competitors in the seismic acquisition segment include Veritas DGC, Inc., Eagle Geophysical, Inc., Dawson Geophysical Company, PGS, Inc. and Trace Energy Services Ltd.  The Company’s principal competitors in the seismic data processing segment include Veritas DGC, Inc., PGS, Inc., Geotrace, GX Technology Corporation, GecoWestern, and a number of other smaller companies.

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

The Company’s HS&E Manager (Health, Safety and Environmental) for the seismic acquisition segment is generally responsible for the Company meeting and remaining in compliance with its regulatory requirements.  The Company also has a Health, Safety and Environmental Advisor who maintains and administers the Health, Safety and Environmental programs for the Company’s field personnel.  The costs associated with these individuals, such as salaries and benefits, are not material to the overall financial condition of the Company.  The costs of acquiring permits and remaining in compliance with environmental laws and regulations, title research, environmental studies, archeological surveys and cultured resource surveys are generally borne by the Company’s customers.

Although the costs of complying with applicable laws and regulations have historically not been material, the changing nature of such laws and regulations makes it impossible to predict the cost or impact of such laws and regulations on the Company’s future operations.

Technology

The Company relies on certain proprietary information, proprietary software, trade secrets, and confidentiality and licensing agreements (collectively, “Intellectual Property”) to conduct its current operations.  The Company’s Joint Processing Agreement with Screen Imaging Technology Inc. expired on January 15, 2005.  The Company’s future success will depend, in part, on its ability to maintain and preserve its Intellectual Property, without infringing the rights of any third parties.  There can be no assurance that the Company will be successful in protecting its Intellectual Property or that its competitors will not develop technologies that are substantially equivalent or superior to the Company’s technologies.  The Company continues to incur expenses associated with research and development.  During the last two years, the Company has spent approximately $1,068,000 on ongoing research and development projects.  No costs associated with research and development are directly borne by the Company’s customers.

Employees

At March 31, 2005, the Company had approximately 258 employees, all of which were full-time employees of the Company.  None of the Company’s employees is a party to a collective bargaining agreement.  The Company considers the relations with its employees to be good.

Item 2.    Description of Property.

The Company’s corporate headquarters, its seismic data processing operation and certain of its seismic acquisition operations are located at One Riverway, Houston, Texas 77056.  The Company leases approximately 18,500 square feet of office space at this location under a lease expiring November 30, 2007.  The Company’s current annual rent under this lease is approximately $413,000.  In addition, the Company owns approximately one acre of property in Brookshire, Texas, which is serving as the Company’s maintenance facility for its seismic acquisition operations.  The Brookshire property consists of a facility of approximately 5,400 square feet where maintenance activities are conducted, and a smaller storage facility of approximately 1,200 square feet.  The Brookshire facility is subject to a Deed of Trust, Security Agreement and Fixtures Financing Statement dated March 1, 1996 from Quantum Geophysical, Inc. (now Quantum Geophysical Services, Inc.), Mortgagor, to Benefit Life Insurance Company, Mortgagee.  The Company currently has no plans to expend any significant funds to renovate, improve or develop any of its properties, and believes each of the properties is adequately covered by insurance.  The Company believes that its present facilities are sufficient for the foreseeable future.

The Company leases approximately 880 square feet of office space in Old Woking, Surrey, the United Kingdom to conduct operations of GDC UK.  This lease expires in September 2005 and provides for rent of approximately $45,000 per year.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

The Company’s common stock, $.01 par value per share (the “Common Stock”), is traded on the Nasdaq OTC Bulletin Board under the trading symbol “GOKN.”  As of December 31, 2004, the Company had 344 stockholders of record, however, since many shares may be held by investors in nominee names such as the name of their broker or their broker’s nominee, the number of record holders often bears little relationship to the number of beneficial owners of the Common Stock.

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

	High	Low

Twelve Months Ended December 31, 2004
Quarter Ended March 31, 2004	2.75	.25
Quarter Ended June 30, 2004	2.75	.52
Quarter Ended September 30, 2004	1.70	.45
Quarter Ended December 31, 2004	1.01	.51

Twelve Months Ended December 31, 2003
Quarter Ended March 31, 2003	.06	.01
Quarter Ended June 30, 2003	.06	.01
Quarter Ended September 30, 2003	.15	.06
Quarter Ended December 31, 2003	.30	.15

The Company has never paid cash dividends on the Company’s Common Stock and the Board of Directors intends to retain all of its earnings, if any, to finance the development and expansion of its business. In addition, the Company is prohibited from paying cash dividends to any common stockholder under the Equipment Lease.  There can be no assurance that the Company’s operations will prove profitable to the extent necessary to pay cash dividends.  Moreover, even if such profits are achieved, future dividend policy will depend upon the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company’s Board of Directors.

The Company has completed the equity and debt financing transactions described in this report under the caption, “Certain Relationships and Related Transactions—Other Transactions” and believes each of such transactions was exempt from registration pursuant to Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the Company’s equity compensation plans as of December 31, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,222,262	$0.24	130,934
Equity compensation plans not approved by security holders	0	$0	0
Total	3,222,262	$0.24	130,934

Item 6.    Management’s Discussion and Analysis or Plan of Operation.

General

During May of 2003, the Company completed a series of debt restructuring, recapitalization and private placement transactions. During April of 2004, the Company and Geolease completed a comprehensive restructuring of the Company’s seismic acquisition equipment lease.  On November 30, 2004 the Company completed a $2,499,900 equity financing from private investment sources.  The financing consisted of an issue of 8,333 shares of Convertible Preferred Stock priced at $300 per share, which in convertible into Common Stock at $0.30 per share.

Prior to the restructurings outlined above, the Company had sustained significant and continuing losses due to an excessive debt burden and the difficult operating environment resulting from the downturn which significantly hindered the seismic service industry.  The Company’s seismic acquisition segment has achieved positive operating results over the last twenty-four months, however the performance of the Company’s seismic data processing segment continues to decline.  During 2004, the Company incurred a loss from operations of approximately $26,500.  For 2003, the Company achieved income from operations of approximately $1,855,000.  This decline in operating results from 2003 to 2004 is due primarily to continuing loses being incurred at the Company’s seismic data processing segment.  The Company’s seismic data processing segment has not reported positive operating results since fiscal 2002.  At December 31, 2004, the Company continued to have an equity deficit of approximately $2,378,000 and the Company’s current liabilities exceed its current assets by approximately $95,000.

The Company operated two seismic acquisition crews on a continuous basis during 2004.  For periods during the first and second quarters, the Company had sufficient work to allow it to operate a third seismic acquisition crew.  The Company was able to accomplish this by utilizing its entire inventory of seismic acquisition equipment and supplementing its own equipment with rental equipment where necessary.  The Company’s current backlog is sufficient to keep two seismic acquisition crews in operation through December 2005 and a third seismic acquisition crew in operation for a significant portion of fiscal 2005.  In order to field this third crew, the Company is leasing the necessary seismic acquisition equipment from an industry supplier and has negotiated a buyout for this equipment if it meets certain usage requirements.  In 2004, demand for the services provided by the Company’s seismic acquisition segment continued to increase when compared to 2003.  The Company believes this increase in demand for its seismic acquisition services is the result of increased levels of activity by the domestic exploration industry as well as Quantum’s representation as a provider of high quality seismic surveys.  The Company intends to continue to aggressively compete for additional seismic acquisition projects from both existing and prospective clients.  While overall demand continued to improve, the Company continued to experience significant competition in its marketplace which has not allowed the prices the Company can charge for its services to increase significantly.  While operating results continued to decline at the Company’s seismic data processing segment, revenues increased in both the third and fourth quarters when compared to revenues achieved during the third and fourth quarters of 2003.  These are the first quarters that revenues have increased when compared to prior periods since the fourth quarter of 2001.  While the Company is encouraged by this development, it cannot as yet give its assurance that this trend will continue.  The Company’s seismic data processing segment has not yet benefited from improved industry conditions and continues to incur operating losses.  The Company is attempting to aggressively upgrade both its technological capabilities as well as the capabilities of its professional staff.

During 2003, the Company established a United Kingdom based subsidiary which it believes will facilitate penetration of wider geographic markets and provide access to worldwide technology trends.  This expansion has not yet had a positive impact on the Company’s overall financial condition.

Results of Operations

Revenues for the 12 months ended December 31, 2004 totaled $43,144,830 as compared to $35,948,890 for the same period of 2003, an increase of 20%.  The increase in Company revenues is directly attributable to the Company’s seismic acquisition segment.  Seismic acquisition revenues for 2004 were $39,469,562 as compared to $32,289,682 for 2003, an increase of 22%.  The increase in seismic acquisition revenues is due to continuing strong demand for the services provided by the Company’s seismic acquisition segment, improved crew utilization and the operation of a third seismic acquisition crew during the months of February, March, April and May.  Seismic data processing revenues for 2004 were $3,675,268 as compared to $3,659,208 in 2003, an increase of less than 1%.  Although the increase in seismic data processing is small, it is the first year that revenues have increased when compared to prior periods since fiscal 2001.  Although the Company’s revenues increased in 2004, the Company continues to experience significant competition at both its seismic acquisition and seismic data processing segments.  This situation continues to negatively impact the prices the Company can charge for its services.  The Company’s results will continue to be restrained until there is a significant improvement in the industry’s pricing environment.

Operating expenses for the twelve months ended December 31, 2004 totaled $39,962,162 as compared to $30,025,443 for the same period of 2003, an increase of 33%.  This increase is primarily the result of increased activities at the seismic acquisition segment, a full year of operating expenses incurred at the seismic data processing segment’s United Kingdom operation and costs related to the seismic data processing segment’s upgrading of its technological and professional staff capabilities.

General and administrative expenses for the 12 months ended December 31, 2004 were $2,358,430 as compared to $2,273,875 for the same period of 2003, an increase of 4%.  This increase is primarily a result of increased salary costs due to staff additions.

Depreciation and amortization expense for the twelve months ended December 31, 2004 was $850,705 as compared to $1,793,813 for the same period of 2003, a decrease of 53%.  The decrease in depreciation and amortization expense is primarily due to a continuing decline in the basis of the Company’s depreciable assets.

Interest expense (net of interest income) for the 12 months ended December 31, 2004 totaled $414,879 as compared to $3,823,978 for the same period of 2003, a decrease of 89%.  This significant decrease in interest expense was primarily due to the cancellation of the Company’s 2003 Notes and 2005 Notes and a restructuring of the acquisition segment’s equipment lease as part of the restructuring transactions completed on May of 2003 and April of 2004.

The Company had a net loss of $441,346 for the twelve months ended December 31, 2004, as compared to net income of $81,862,356 for the same period of 2003.  Excluding the recognition of its 2003 restructuring gain, the Company’s net loss for 2003 was $1,968,219 as compared to the Company’s net loss of $441,346 for 2004.  The reduction in the Company’s loss of 78% for 2004 is primarily due to the significant reduction in corporate interest expense resulting from the Company’s financial restructurings.  Net loss per common share for the year ended December 31, 2004 is $2,955,721, or $(0.16) per common share, as compared to net income of $81,862,356 for the same period of 2003, or $4.31 per common share.  The 2004 net loss per common share includes a charge of $2,499,900, or $(0.13) per common share, for the beneficial conversion feature related to the issuance of redeemable preferred stock.  Net income for 2003 includes a gain on financial restructuring of $83,830,525, or $4.41 per common share.

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

On April 14, 2004, the Company and Geolease agreed to a comprehensive restructuring of the equipment lease pursuant to Amendment No. 2 of the Equipment Lease (“Amendment No. 2”).  Pursuant to the restructuring, the Company is allowed to pay Geolease the outstanding accrued lease obligation as of April 30, 2004 (totaling $4,170,419) in 48 monthly installments beginning May 1, 2004 and ending with a final payment in April, 2008.  The outstanding balance accrues interest at 8% per annum.  The Company’s monthly lease payments will also be reduced from $62,000 to $31,200 per month for the period beginning May 1, 2004 until October 31, 2004, further reduced to $21,200 per month for the period beginning November 1, 2004 until April 30, 2005, further reduced to $11,200 per month for the period beginning May 1, 2005 until April 30, 2007 and further reduced to $5,600 per month for the period beginning May 1, 2007 until April 30, 2008.  Under the terms of Amendment No. 2, the Company is also required to make mandatory annual prepayments of the outstanding accrued lease obligation should the Company have positive “Free Cash Flow” (as defined in Amendment No. 2) as calculated for each of the calendar years ending December 31, 2004 through December 31, 2007 until the balance is paid in full.  At the year end of each period, the Company will calculate its consolidated “Free Cash Flow” and for the period ended December 31, 2004 pay 37.5% of its calculated “Free Cash Flow” as a prepayment to Geolease and in each of the subsequent yearly periods pay 50% of its calculated “Free Cash Flow” to Geolease.  Any such prepayment will be applied to the last installments of the outstanding accrued lease obligation first.  Amendment No. 2 also requires the Company to make prepayments of cash proceeds received pursuant to certain financing transactions and certain sales of assets outside the ordinary course of business.

On November 30, 2004, the Company completed a $2,499,900 equity financing from private investment sources.  The financing consisted of an issue of 8,333 shares of Convertible Preferred Stock priced at $300 per share, which is convertible into common stock at $0.30 per share.  The Convertible Preferred Stock accrues dividends at the rate of 6% per annum, compounded annually which are payable in cash when, and if, declared.  All unpaid dividends are cumulative and accrue, compounded annually, regardless of whether or not the Company has funds legally available for the payment of such dividends.  The Convertible Preferred Stock is convertible, at the option of the holder thereof, at any time after the date of issuance.  The Convertible Preferred Stock is automatically converted into common stock immediately upon the Company’s sale of common stock in an underwritten public offering (a) at a price per share yielding the Company net proceeds of not less than $1.20, (b) resulting in net proceeds to the Company and selling stockholders, if any, of not less than $20,000,000, and (c) after which the Company’s common stock is listed on NYSE, the AMEX or the NASDAQ.  If, at any time after October 31, 2009, the holders of not less than 51% of the Convertible Preferred Stock then outstanding deliver written notice to the Company of such holders’ desire to redeem, all outstanding Convertible Preferred Stock, if not previously converted, shall be redeemed.  At any time after October 31, 2011, the Company is entitled to redeem all outstanding Convertible Preferred Stock, if not previously converted.  After completion of this transaction, the Company had 27,325,113 shares of common stock outstanding, assuming conversion of the Convertible Preferred Stock.

The Company believes that its current cash balances, anticipated cash flow from its seismic acquisition and seismic data processing operations and the completion of the transactions outlined above, will provide sufficient liquidity to continue operations beyond 2005.  The Company’s financial results will continue to be negatively impacted until a full recovery in the seismic service industry occurs.  The Company is presently unable to predict when such a recovery will occur.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements for the fiscal year ended December 31, 2004.

Item 7.       Financial Statements

The Company’s Annual Consolidated Financial Statements, Notes to Consolidated Financial Statements and the report of Fitts, Roberts & Co., P.C., independent registered public accounting firm, with respect thereto, referred to in the Table of Contents to Consolidated Financial Statements, appear elsewhere in this report beginning on Page F-1.

Item 8.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.       Controls and Procedures.

The Securities and Exchange Commission defines the term disclosure controls and procedures to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms. Based on an evaluation performed, the Company’s certifying officers have concluded that the disclosure controls and procedures were effective as of December 31, 2004, to provide reasonable assurance of the achievement of these objectives.  In addition, during the Company’s quarter ended December 31, 2004, there have been no changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Officers

Set forth below are the names, ages and positions of the directors and executive officers of the Company.  Each of the directors named below were elected at the Company’s 2002 Annual Meeting of the Stockholders for a term of one year or until their successors were elected except that David A. Johnson and Daniel Frank Harrison were appointed to fill vacancies in the Company’s Board of Directors.  Each of the directors named below will be nominated at the 2005 Annual Meeting of Stockholders to serve on the Company’s Board of Directors for additional one year terms or until their successors are elected.

Name	Age	Position with the Company	Office Held Since

William R. Ziegler	62	Chairman (non-executive) since February 2, 1999 and Director	1997

David A. Johnson	54	President, Chief Executive Officer and Director	2003

Michael A. Dunn	49	Vice President	1997

Thomas J. Concannon	51	Vice President and Chief Financial Officer	1997

Michael A. Schott	60	Vice President of Financial Reporting and Compliance	1998

Lynn A. Turner	54	President of Quantum Geophysical, Inc.	1997

M. Lee Bell	57	President of Geophysical Development Corporation	2004

Christopher M. Harte	57	Director	1997

Steven A. Webster	52	Director	1997

Daniel Frank Harrison	57	Director	2003

There are no family relationships between any of the directors or executive officers of the Company.

William R. Ziegler, age 62, has served as a member of the Company’s Board of Directors since August 1, 1997 and has served as the Company’s Chairman (non-executive) since February 2, 1999.  Mr. Ziegler is of counsel to the law firm of Satterlee Stephens Burke & Burke, LLP, located in New York, New York.  Since June 1994, Mr. Ziegler served as Chairman of the New York law firm of Parson & Brown, L.L.P. which merged with Satterlee Stephens Burke & Burke, LLP effective September 1, 1999.  Mr. Ziegler was formerly a partner of Whitman Breed Abbott & Morgan, located in New York, New York (1993 - May 1994), and a predecessor law firm, Whitman & Ransom (since 1976).  Mr. Ziegler is a director of and Vice Chairman of Grey Wolf, Inc. (an international land drilling company), a director of Flotek Industries Inc. (an oil services equipment supplier), a general partner of Somerset Capital Partners and a managing member of Blackhawk Investors II, L.L.C.

David A. Johnson, age 54, has served as a member of the Company’s Board of Directors and has served as the Company’s President and Chief Executive Officer since October 1, 2003.  Most recently, Mr. Johnson served as President, Worldwide Deepwater Division, of Phillips Petroleum.  Prior to this,

Mr. Johnson served as Vice President Exploration of Spirit Energy 76 from 1997 to 2000 and Senior Vice President Exploration and Land of Vastar Resources from 1995 to 1996.  From 1973 to 1995, Mr. Johnson held a variety of managerial positions with Shell Oil, including General Manager Geophysics.

Michael A. Dunn, age 49, has served as a Vice President and the Chief Technology Officer of the Company since August 18, 1997.  Prior to joining the Company, Mr. Dunn was employed for 18 years by Shell Oil Company, most recently as Technology Manager at its Exploration and Production Research Center.  Mr. Dunn has over 20 years background in all aspects of geoscience, including seismic acquisition, seismic processing, exploration and research.

Thomas J. Concannon, age 51, has served as a Vice President and the Chief Financial Officer of the Company since July 15, 1997.  Prior to joining the Company, Mr. Concannon worked for four years as a private consultant for various energy companies.  Prior to that time, Mr. Concannon served as President of NJR Energy, an exploration company and as a director of its parent company, NJ Resources, Inc.  Mr. Concannon has over 20 years of energy industry experience.

Michael A. Schott, age 60, has served as Vice President of Financial Reporting and Compliance and Secretary since August 5, 1998. Prior to joining the Company, Mr. Schott served eight years as a Vice President and shareholder of a public accounting firm in San Antonio, Texas.  Prior to that time Mr. Schott served as Controller, then Senior Vice President and Treasurer of Venus Oil Company.  Mr. Schott is a Certified Public Accountant with more than 30 years of experience, including 10 years in the oil and gas exploration industry and 20 years in the practice of public accounting.  Mr. Schott is a member of the Texas Society of Certified Public Accountants and the American Institute of CPAs.

Lynn A. Turner, age 54, serves as the President of Quantum Geophysical, Inc., Mr. Turner served as the President and Chief Operating Officer of the Company from July 28, 1997 until September 30, 2003. Prior to joining the Company, Mr. Turner was employed for six years by Fairfield Industries, Inc., a provider of seismic acquisition services, most recently as Senior Vice President and Manager of Data Acquisition.  Mr. Turner has more than 25 years of experience in the seismic data acquisition business.

M. Lee Bell, age 57, has served as President of Geophysical Development Corporation since April 1, 2004.  Prior to joining the Company, Dr. Bell served as Global General Manager, Seismic Reservoir Services, of WesternGeco.  Prior to that position, Dr. Bell served as Vice President of Technology at WesternGeco.  From 1998 to 2000, Dr. Bell served as President of Geosignal, a division of Western Geophysical.  Dr. Bell has more than 25 years experience in the seismic data processing industry.

Christopher M. Harte, age 57, is a private investor and has served as a member of the Company’s Board of Directors since August 1, 1997.  From 1992 to 1994, Mr. Harte was the President of Portland Newspapers, Inc.  Mr. Harte is a director of several corporations, including Harte-Hanks, Inc. (a direct marketing and shopper publishing company) and Crown Resources Corporation (a precious metals mining company), and is an investor member of Blackhawk Investors II, L.L.C.

Steven A. Webster, age 52, has served as a member of the Company’s Board of Directors since August 1, 1997.  Mr. Webster is the Chairman of Carrizo Oil & Gas, Inc., an independent oil and gas company which is listed on the Nasdaq.  From January 1998 to June 1999, Mr. Webster served as the President and Chief Executive Officer of R&B Falcon Corporation, and from November 1991 to December 31, 1997, was the Chairman, Chief Executive Officer and Treasurer of Falcon Drilling Company, Inc., a marine oil and gas drilling contractor that, prior to becoming a wholly-owned subsidiary of R&B Falcon Corporation on January 1, 1998, was listed on the New York Stock Exchange.  Mr. Webster is Chairman of Global Energy Partners, an affiliate of Credit Suisse First Boston.  Mr. Webster serves as a director of Grey Wolf, Inc. (an international land drilling company), Crown Resources Corporation (a precious metals mining company), Carrizo Oil & Gas, Inc., Brigham Exploration Company, Goodrich Petroleum Corporation, Seabulk International, Inc.,

and as a trust manager of Camden Property Trust (a real estate investment trust).  Mr. Webster is also a general partner of Equipment Asset Recovery Fund (an investment fund), a general partner of Somerset Capital Partners, and a managing member of Blackhawk Investors II, L.L.C.

Daniel Frank Harrison, age 57, has served as a member of the Company’s Board of Directors since June 9, 2003.  Mr. Harrison is Managing Partner of Eufaula Energy, LLC.  Prior to this, Mr. Harrison served as President of Harding and Shelton, Inc. from 1999 to 2002 and Executive Vice President of Indian Oil Company from 1997 to 1999.  Mr. Harrison served as President and Chief Executive Officer of Boswell Energy Company from 1993 to 1997.  Mr. Harrison began his career in the oil and gas industry in 1980 with the Resource Analysis and Management Company.

Meetings; Committees

The Company’s Board met formally three times during the fiscal year ended December 31, 2004. Each incumbent director of the Company attended at least 75% of such Board meetings.  Although in October 2001 the Board designated itself as an audit committee, the Board has not convened or acted in such capacity since that designation.  As a result, the information required by Item 7(a) and (d) of Schedule 14A is not applicable. The Company does not have separate nominating or compensation committees of the Board.

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

Based solely upon information furnished to the Company and contained in reports filed with the SEC, as well as any written representations that no other reports were required, the Company believes that all SEC filings of its directors, executive officers beneficial owners of greater than ten percent complied with Section 16 of the Exchange Act, with the exception of Michael A. Dunn, Thomas J. Concannon, and Michael A. Schott.  Michael A. Dunn filed a late Form 4 to report a November 2003 grant of stock options for 350,000 shares of Common Stock.  Thomas J. Concannon filed a late Form 4 to report a November 2003 grant of stock options for 350,000 shares of Common Stock.  Michael A. Schott filed a late Form 4 to report a November 2003 grant of stock options for 50,000 shares of Common Stock.

Code of Ethics

The Company has not adopted a code of ethics. The Company anticipates that it will adopt a code of ethics during 2005.

Item 10.    Executive Compensation.

Summary Compensation Table

The following table reflects all forms of compensation paid to the Company’s chief executive officer and its other executive officers for each of the Company’s last three completed fiscal years.  No other director or executive officer received compensation which exceeded $100,000 during any of such periods.

		Annual compensation					Long term compensation
							Awards		Payouts
Name and principal position	Year	Salary ($)	Bonus ($)		Other annual compensation ($)(2)		Restricted Stock Awards ($)	Securities underlying options/SARs (#)	LTIP payouts ($)	All other Compensation ($)
(a)	(b)	(c)	(d)		(e)		(f)	(g)	(h)	(i)
David A. Johnson	2004	$240,000	$202,000	(3)	—		—	—	—	—
(since 10/1/03), President, Chief Executive Officer and Director	2003	$60,000	—					1,340,622
Lynn A. Turner(1)	2004	$175,000	$80,000		$7,788	(2)	—	—	—	—
	2003	$140,000	—		$7,788	(2)		500,000
	2002	$135,000	—		$9,346	(2)		—
Lee Bell (4) (since 4/1/05)	2004	$142,500	—		—		—	350,000	—	—
Michael A. Dunn,	2004	$150,000	$25,000		—		—	—	—	—
Vice President	2003	$150,000	—					350,000
	2002	$150,000	—					—
Thomas J.	2004	$150,000	$25,000		—		—	—	—	—
Concannon,	2003	$123,750	—					350,000
Vice President and Chief Financial Officer	2002	$120,000	—					—
Michael A. Schott,	2004	$105,000	$10,000		—		—	50,000	—	—
Vice President of Financial	2003	$105,000	—
Reporting and Compliance and Secretary	2002	$105,000	—

(1)           Mr. Turner serves as President of Quantum Geophysical, Inc.

(2)           Reflects additional compensation for accrued but unused vacation.

(3)           Includes a signing bonus of $151,500 and an incentive bonus of $50,500.

(4)           Mr. Bell serves as President of Geophysical Development Corporation.

Option/SAR Grants in Last Fiscal Year

The following table describes stock options or SARS granted during the fiscal year ended December 31, 2004.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

(Individual Grants)

Name	Number of Securities Underlying Options/SARs Granted (#)	Percent Of Total Options/SARs Granted To Employees In Fiscal Year	Exercise Of Base Price ($/Sh)	Expiration Date
(a)	(b)	(c)	(d)	(e)
M. Lee Bell	350,000	81.40%	$0.52	4/1/2014

TOTALS	350,000	81.40%

Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

None of the Company’s executive officers exercised any options during the fiscal year ended December 31, 2004.  The Company did not issue any SARs during the fiscal year ended December 31,

2004.  The following table sets forth the number of shares underlying the unexercised options and the aggregate dollar value of in the money unexercised options of each of the Company’s executive officers as of December 31, 2004:

Name	Exercisable/Unexercisable	Exercisable/Unexercisable
David A. Johnson	446,874/893,748	$285,999/$571,999
Lynn A. Turner	166,667/333,333	$75,000/$150,000
Michael A. Dunn	116,667/233,333	$52,500/$105,000
Michael A. Schott	16,667/33,333	$7,500/$15,000
Thomas J. Concannon	116,667/233,333	$52,500/$105,000
M. Lee Bell	0/350,000	$0/$63,000

Long-Term Incentive Plans - Awards in Last Fiscal Year

None of the Company’s executive officers was granted awards under any long-term incentive plan during the fiscal year ended December 31, 2004.

Compensation of Directors

Directors of the Company are not currently compensated for their services as directors.  Directors, who are not employees or officers of the Company, are reimbursed for their actual expenses incurred in attending meetings of the Board of Directors.

Employment Agreements

The Company is a party to an employment agreement with each of David A. Johnson, Thomas J. Concannon, Lynn A. Turner, Michael A. Dunn, Michael A. Schott, and M. Lee Bell.  See “Certain Relationships and Related Transactions — Employment Agreements” below.

Item 11.    Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of December 31, 2004, the number of shares of the Company’s Common Stock beneficially owned by (i) each person known by the Company (based on filings under Section 13(d) or 13(g) of the Exchange Act) to be the holder of more than five percent of its voting securities, (ii) each director or nominee for election as a director, (iii) each executive officer, and (iv) all of the Company’s directors and officers as a group. Unless otherwise indicated, each holder has sole voting and investment power with respect to the shares of Common Stock owned by such holder.

Name and Address of Beneficial Owner or Group	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class(1)

Steven A. Webster 1000 Louisiana, Suite1500 Houston, TX 77002	Common	9,684,234 shares(2)	42.20%

William R. Ziegler 230 Park Avenue, Suite 1130 New York, NY 10169	Common	7,028,234 shares(3)	34.64%

Name and Address of Beneficial Owner or Group	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class(1)

Christopher M. Harte P.O. Box 696 Spicewood, Texas 78669	Common	380,455 shares(4)	1.97%

David A. Johnson One Riverway, Suite 2100 Houston, Texas 77056	Common	446,874 shares(5)	2.30%

Blackhawk Investors II, L.L.C. 14701 St. Mary’s Lane, Suite 800 Houston, TX 77079	Common	5,317,804 shares	28.00%

GeoLease Partners, L.P.	Common	7,063,158 shares	37.19%

Valentis SB LP	Common	5,317,803 shares	28.00%

Lynn A. Turner One Riverway, Suite 2100 Houston, Texas 77056	Common	166,667 shares(5)	*

Michael A. Dunn One Riverway, Suite 2100 Houston, Texas 77056	Common	116,667 shares(5)	*

Thomas J. Concannon One Riverway, Suite 2100 Houston, Texas 77056	Common	116,667 shares(5)	*

Michael A. Schott One Riverway, Suite 2100 Houston, Texas 77056	Common	16,667 shares(5)	*

All Directors and Executive Officers as a Group	Common	12,299,287 shares(6)	48.36%

(1)           These percentages are calculated on the basis of 18,992,113 shares of Common Stock, that were issued and outstanding on December 31, 2004, plus, with respect to each person, group or entity listed, such number of shares of Common Stock as such person or entity has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights held by such person or entity. Certain shares are deemed beneficially owned by more than one person or entity listed in the table.

(2)           Includes (i) 76,056 shares owned of record by Mr. Webster, (ii) 5,317,804 shares of Common Stock owned of record by Blackhawk Investors II L.L.C., (iii) 339,374 shares of Common Stock owned of record by Somerset Capital Partners (“SCP”), since Mr. Webster is one of three general partners of SCP, (iv) 2,451,000 shares of Common Stock, assuming the conversion of

Convertible Preferred shares owned of record by Mr. Webster, (v) 667,000 shares of Common Stock assuming, the conversion of Convertible Preferred shares owned of record by Kestrel Capital, L.P., since Mr. Webster is President of Peregrine Management, LLC, the sole General Partner of Kestrel Capital, L.P., and (vi) 833,000 shares of Common Stock, assuming the conversion of Convertible Preferred shares owned of record by Cerrito Partners, since Mr. Webster is the managing partner of Cerrito Partners.

(3)           Includes (i) 76,056 shares owned of record by Mr. Ziegler, (ii) 5,317,804 shares of Common Stock owned of record by Blackhawk Investors II L.L.C., (iii) 339,374 shares of Common Stock owned of record by SCP, since Mr. Ziegler is one of three general partners of SCP, and (iv) 1,295,000 shares of Common Stock, assuming the conversion of Convertible Preferred shares owned of record by Mr. Ziegler.

(4)           Includes 47,455 shares of Common Stock owned of record by Spicewood Family Partners of which Mr. Harte is the general partner and 333,000 shares of Common Stock, assuming the conversion of Convertible Preferred shares owned of record by Spicewood Family Partners.

(5)           Refers to vested stock options to purchase Common Stock held by the named executive.

(6)           Includes an aggregate of (i) 5,856,745 issued and outstanding shares beneficially owned by the directors and executive officers as a group, (ii) 863,542 shares of Common Stock that such persons have the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights held by such persons, and (iii) 5,579,000 shares of Common Stock, assuming the conversion of issued and outstanding Convertible Preferred shares beneficially owned by the directors and executive officers as a group.

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

As previously disclosed by the Company on Form 8-K, after reviewing the results of the Company’s operations for the fiscal year ended December 31, 2004, the Board determined that, although not all requirements for establishment of a Bonus Pool were satisfied, a substantial portion of the necessary criteria were satisfied.  Therefore, on February 23, 2005, the Board determined to award bonuses to six senior executives and key employees.  On March 4, 2005, bonuses were awarded to such senior executives and key employees in the aggregate amount of $190,000.

Employment Agreements

The Company is a party to an employment agreement dated September 30, 2003, with David A. Johnson, pursuant to which Mr. Johnson serves as the President and Chief Executive Officer of the Company reporting directly to the Board of Directors. The compensation payable to Mr. Johnson under the employment agreement consists of: (i) an annual base salary of $240,000 per year (reviewed annually), (ii) participation in the Senior Executive Incentive Program equal to at least 50% of the Bonus Pool established thereunder, subject to a limit of three times base salary and (iii) an option to acquire 1,340,622 shares of Common Stock, at an exercise price of $0.06 per share, exercise price being the fair market value of the Common Stock on the date of grant. The option has a ten-year term and vests over three years in six (6) equal increments, with the first increment vesting three months from the date of hire, the second vesting 12 months from the date of hire, and subsequent increments vesting on each of the four six-month anniversaries of the date of hire thereafter. Mr. Johnson received a one-time signing bonus of $151,500.  Bonuses are payable within 90 days of the end of the Company’s fiscal year provided no notice of voluntary termination of employment has been given and no termination of employment for cause has occurred before the scheduled payment date. Pursuant to the employment agreement, Mr. Johnson has agreed not to compete in the seismic services industry during his employment and for two years after termination for any reason. Mr. Johnson’s employment may be terminated by either party for any reason, subject to the provisions of the employment agreement.

The Company is a party to a three year employment agreement dated November 16, 2003, with Thomas J. Concannon, pursuant to which Mr. Concannon serves as Vice President and Chief Financial Officer of the Company. The compensation payable to Mr. Concannon under the employment agreement consists of: (i) an annual base salary of $150,000 per year (reviewed annually), (ii) participation in the Senior Executive Incentive Program up to an annual bonus limit of two-times base salary and (iii) an option to acquire 350,000 shares of Common Stock, at an exercise price of $.25 per share, such exercise price being the fair market value of the Common Stock on the date of grant. The option has a ten-year term and vests ratably over three years in three equal increments, with the first increment vesting one year from the date of grant and the final increment vesting on the third anniversary of the grant date. Mr. Concannon is also entitled to a lump sum payment equal to one times the sum of his current base salary plus his most recent bonus if the Company terminates Mr. Concannon’s employment for any reason other than for cause. The employment agreement also provides that Mr. Concannon will not compete in the seismic services industry during his employment and for two years after a voluntary termination of employment by Mr. Concannon.

The Company is a party to a three year employment agreement dated November 16, 2003, with Lynn A. Turner, pursuant to which Mr. Turner serves as President of Quantum Geophysical, Inc. The compensation payable to Mr. Turner under the employment agreement consists of: (i) an annual base salary of $175,000 per year (reviewed annually), (ii) participation in the Senior Executive Incentive Program up to an annual bonus limit of two-times base salary and (iii) an option to acquire 500,000 shares of Common Stock, at an exercise price of $.25 per share, such exercise price being the fair market value of the Common Stock on the date of grant. The option has a ten-year term and vests ratably over three years in three equal increments, with the first increment vesting one year from the date of grant and the final increment vesting on the third anniversary of the grant date. Mr. Turner is also entitled to a lump sum payment equal to one times the sum of his current base salary plus his most recent bonus if the Company terminates Mr. Turner’s employment for any reason other than for cause. The employment agreement also provides that Mr. Turner will not compete in the seismic services industry during his employment and for two years after a voluntary termination of employment by Mr. Turner.

The Company is a party to a three year employment agreement dated November 16, 2003, with Michael A. Dunn, pursuant to which Mr. Dunn serves as Vice President of the Company. The compensation payable to Mr. Dunn under the employment agreement consists of: (i) an annual base salary of $150,000 per year (reviewed annually), (ii) participation in the Senior Executive Incentive Program up to an annual bonus limit of two-times base salary and (iii) an option to acquire 350,000 shares of Common Stock, at an exercise price of $.25 per share, such exercise price being the fair market value of the Common Stock on the date of grant. The option has a ten-year term and vests ratably over three years in three equal increments, with the first increment vesting one year from the date of grant and the final increment vesting on the third anniversary of the grant date. Mr. Dunn is also entitled to a lump sum payment equal to one times the sum of his current base salary plus his most recent bonus if the Company terminates Mr. Dunn’s employment for any reason other than for cause. The employment agreement also provides that Mr. Dunn will not compete in the seismic services industry during his employment and for two years after a voluntary termination of employment by Mr. Dunn.

The Company is a party to a three year employment agreement dated November 16, 2003, with Michael A. Schott, pursuant to which Mr. Schott serves as Vice President of the Company. The compensation payable to Mr. Schott under the employment agreement consists of: (i) an annual base salary of $105,000 per year (reviewed annually), (ii) participation in the Senior Executive Incentive Program up to an annual bonus limit of two-times base salary and (iii) an option to acquire 50,000 shares of Common Stock, at an exercise price of $.25 per share, such exercise price being the fair market value of the Common Stock on the date of grant. The option has a ten-year term and vests ratably over three years in three equal increments, with the first increment vesting one year from the date of grant and the final increment vesting on the third anniversary of the grant date. Mr. Schott is also entitled to a lump sum payment equal to one times the sum of nine months his current base salary plus his most recent bonus if the Company terminates Mr. Schott’s employment for any reason other than for cause. The employment agreement also provides that Mr. Schott will not compete in the seismic services industry during his employment and for two years after a voluntary termination of employment by Mr. Schott.

The Company is a party to a three year employment agreement dated March 16, 2004, with M. Lee Bell pursuant to which Dr. Bell serves as President of Geophysical Development Corporation.  The compensation payable to Dr. Bell under the employment agreement consists of: (i) an annual base salary of $190,000 per year (reviewed annually), (ii) participation in the Senior Executive Incentive Program up to an annual bonus limit of two-times base salary and (iii) an option to acquire 350,000 shares of Common Stock, at an exercise price of $.52 per share, such exercise price being the fair market value of the Common Stock on the date of grant.  The option has a ten-year term and vests ratably over three years in three equal increments, with the first increment vesting one year from the date of grant and the final increment vesting on the third anniversary of the grant date.  Dr. Bell is also entitled to a lump sum payment equal to one times the sum of his current base salary plus his most recent bonus if the Company terminates Dr. Bell’s employment for any reason other than for cause.  The employment agreement also provides that Dr. Bell will not compete in the seismic services industry during his employment and for two years after a voluntary termination of employment by Dr. Bell.

Other Related Transactions

In connection with certain financing transactions that were completed in April and July of 1997 with William R. Ziegler, Steven A. Webster and Blackhawk Investors, L.L.C. (of which Messrs. Ziegler and Webster serve as the two partners of its sole managing member), the Company entered into a three-year consulting agreement (beginning April 25, 1997) with William R. Ziegler, pursuant to which Mr. Ziegler agreed to provide the Company certain strategic planning and other consulting services.  Under Mr. Ziegler’s consulting agreement, Mr. Ziegler received a quarterly consulting fee equal to one-half of 1% of the total investment made by him and certain other persons on or before July 31, 1997 in debt and equity securities of the Company that were outstanding as of the end of each quarter during the term of the consulting agreement.  Mr. Ziegler’s consulting agreement expired on April 25, 2000 and was not renewed.  As of December 31, 2004 the Company owed Mr. Ziegler $389,873 in consulting fees pursuant to the agreement.  In addition, in July 1997 the Company entered into an Investment Monitoring

Agreement with Blackhawk Capital Partners, the managing member of Blackhawk Investors, L.L.C., pursuant to which Blackhawk Capital Partners was appointed to oversee Blackhawk Investors, L.L.C.’s investments in the Company.  As of December 2003, Blackhawk Investors, L.L.C. had divested itself of its original investment in the Company.  As of December 31, 2004, the Company owed Blackhawk Capital Partners $162,500 in consulting fees under this agreement.

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

5.             The Company restructured its lease obligations to GeoLease under the Equipment Lease.  Pursuant to such restructuring GeoLease agreed to (i) reduce the accrued lease balance owed to GeoLease as of April 30, 2002, from $6,672,530 to $3,700,000, which amount shall be frozen but will continue to accrue simple interest at 6% per annum from May 1, 2002 until April 30, 2004, when such balance shall become payable in full, (ii) reduce the monthly payments under the lease from $260,000 to $62,400 (inclusive of any applicable taxes) per month beginning May 1, 2002, and (iii) eliminate the $1,900,000 deferred rent obligation to GeoLease.  In exchange, the Company agreed to, among other things, (w) pay GeoLease $1,000,000 in cash out of the proceeds of the private placement, (x) pay GeoLease an amount of cash out of the proceeds of the private placement equal to $62,400 (inclusive of any applicable taxes) for each calendar month (or portion thereof) from May 1, 2002 through the closing of the restructuring, (y) issue GeoLease 5,317,804 shares of common stock or 28% (excluding shares reserved for the options available for grant under the Company’s 2002 Stock Awards Plan and certain residual warrants and options remaining outstanding at the closing of the restructuring) of the Company’s common stock outstanding immediately following the restructuring, plus 1,745,354 shares of common stock being the remainder of the shares of common stock not subscribed for by 2003 Noteholders who elected to receive cash in lieu of common stock in exchange for their notes and warrants, and (z) pay GeoLease $52,291 cash not paid to 2003 Noteholders who elected to receive shares of common stock in lieu of cash in exchange for their notes and warrants.  Cash payments to GeoLease were made out of the proceeds of the $3,500,000 private placement of common stock.

Messrs. Ziegler and Webster, members of the Company’s Board of Directors, were participants in the GeoLease Equipment Lease which was restructured, as outlined above.  Messrs. Ziegler, Webster and Harte, also a member of the Company’s Board of Directors, were participants in the 2003 Notes.  Messrs. Ziegler, Webster and Harte participated in the $3,500,000 private placement which funded the above outlined restructuring.

On November 30, 2004, the Company completed a $2,499,900 equity financing from private investment sources.  The financing consisted of an issue of 8,333 shares of Convertible Preferred Stock priced at $300 per share, which is convertible into common stock at $0.30 per share.  The Convertible Preferred Stock accrues dividends at the rate of 6% per annum, compounded annually which are payable in cash when, and if, declared.  All unpaid dividends are cumulative and accrue, compounded annually, regardless of whether or not the Company has funds legally available for the payment of such dividends.  The Convertible Preferred Stock is convertible, at the option of the holder thereof, at any time after the date of issuance.  The Convertible Preferred Stock is automatically converted into common stock immediately upon the Company’s sale of common stock in an underwritten public offering (a) at a price per share yielding the Company net proceeds of not less than $1.20, (b) resulting in net proceeds to the Company and selling stockholders, if any, of not less than $20,000,000 and (c) after which the Company’s common stock is listed on the NYSE, AMEX, or the NASDAQ.  If, at any time after October 31, 2009, the holders of not less than 51% of the Convertible Preferred Stock then outstanding deliver written notice to the Company of such holders desire to redeem all outstanding Convertible Preferred Stock, if not previously converted, shall be redeemed.  At any time after October 31, 2011, the Company is entitled to redeem all outstanding Convertible Preferred Stock, if not previously converted.  After completion of this transaction, the Company had 27,325,113 shares of common stock outstanding, assuming conversion of the Convertible Preferred Stock.  Messrs. Ziegler, Webster and Harte, Directors of the Company, participated in this private placement.  Their combined purchases totaled 5,579 shares of Convertible Preferred Stock and represented $1,674,000 of the total offering.

During 2004, the Company’s seismic acquisition segment performed and completed a seismic survey for Carrizo Oil & Gas, Inc. (“Carrizo”).  The project was bid to Carrizo at prevailing market rates and the survey was conducted according to industry standards.   The seismic survey generated revenues of $1,183,254 to the Company.  Steven A. Webster serves as Chairman of the Board of Carrizo.  Mr. Webster also serves as a director and is a significant shareholder of the Company.

William R. Ziegler is of counsel to the New York-based law firm of Satterlee Stephens Burke & Burke, LLP.  During the fiscal years ended December 31, 2004 and December 31, 2003, this firm billed the Company $37,707 and $144,051 respectively, for services rendered.

Item 13.       Exhibits and Reports on Form 8-K.

(a)           Exhibits and Reports on Form 8-K.

2.1           Form of Securities Purchase Agreement, dated November 30, 2004 by and among the Company and the Investors named therein (incorporated by reference from Exhibit 2.1 to Form 8-K filed with the Securities and Exchange Commission on December 6, 2004 (file no. 000-09268)).

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

4.1           Form of Certificate of Designation of Series A Senior Convertible Preferred Stock (incorporated by reference from Exhibit 4.1 to Form 8-K filed with the Securities and Exchange Commission on December 6, 2004 (file no. 000-09268)).

4.2           Form of Registration Rights Agreement, dated November 30, 2004 by and among the Company and the Investors named therein (incorporated by reference from Exhibit 4.2 to Form 8-K filed with the Securities and Exchange Commission on December 6, 2004 (file no. 000-09268)).

4.3           Form of Limited Waiver and Consent to Grant of Registration Rights, dated November 30, 2004 by and among the Company and the Investors named therein (incorporated by reference from Exhibit 4.3 to Form 8-K filed with the Securities and Exchange Commission on December 6, 2004 (file no. 000-09268)).

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

10.6         Joint Processing Agreement dated January 16, 2002 between Geophysical Development Corporation and Screen Imaging Technology, Inc. (incorporated by reference from Exhibit 99.1 to Form 10-QSB filed with the Securities Exchange Commission on November 14, 2002).

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

10.11       Amendment No. 1 dated as of May 2, 2003 between the Company and GeoLease Partners, L.P. (incorporated by reference from Exhibit 10.11 to Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2004 (file no. 000-09268)).

10.12       Amendment No. 2 dated as of April 14, 2004 between the Company and GeoLease Partners, L.P. (incorporated by reference from Exhibit 10.12 to Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2004 (file no. 000-09268)).

10.13       Employment Agreement dated as of September 30, 2003 between the Company and David A. Johnson (incorporated by reference from Exhibit 10.13 to Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2004 (file no. 000-09268)).

10.14       Employment Agreement dated as of November 16, 2003 between the Company and Thomas J. Concannon (incorporated by reference from Exhibit 10.14 to Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2004 (file no. 000-09268)).

10.15       Employment Agreement dated as of November 16, 2003 between the Company and Lynn A. Turner (incorporated by reference from Exhibit 10.15 to Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2004 (file no. 000-09268)).

10.16       Employment Agreement dated as of November 16, 2003 between the Company and Michael A. Dunn (incorporated by reference from Exhibit 10.16 to Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2004 (file no. 000-09268)).

10.17       Employment Agreement dated as of November 16, 2003 between the Company and Michael A. Schott (incorporated by reference from Exhibit 10.17 to Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2004 (file no. 000-09268)).

10.18       Employment Agreement, dated as of March 16, 2004 between the Company and M. Lee Bell, filed herewith.

21.1         Following is a list of the Company’s Subsidiaries:

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

31.1         Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, filed herewith.

31.2         Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, filed herewith.

32.1         Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2         Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)           Reports on Form 8-K filed during the last quarter of the period covered by this Form 10-KSB.

On December 6, 2004 the Company filed a Form 8-K Current Report announcing the completion of a $2,499,900 equity financing from private investment sources.

Item 14. Principal Accountant Fees and Services

Fitts, Roberts & Co., P.C., the Company’s independent registered public accounting firm, examined the financial statements of the Company for the fiscal years ending December 31, 2004 and December 31, 2003. Fitts, Roberts & Co., P.C. has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees

Fitts, Roberts & Co., P.C. has billed the Company aggregate fees of $85,780 for the fiscal year ended December 31, 2004 (billed to date) and $57,500 for the fiscal year ended December 31, 2003 for professional services rendered for the audit of the Company’s annual financial statements and for the reviews of the financial statements included in Company’s quarterly reports on Form 10-QSB during these fiscal years.

Audit -Related Fees

Fitts, Roberts & Co., P.C. billed the Company $11,375 during 2004 for the audit of the Company’s 401k employee benefit plan for the year ended December 31, 2003 and estimates it will bill approximately $10,000 for the 2004 audit to be conducted in 2005.

Tax Fees

Fitts, Roberts & Co., P.C. did not bill the Company any fees during the fiscal years ended December 31, 2004 and December 31, 2003 for professional services rendered for tax compliance, tax advice and tax planning.

Other Fees

Fitts, Roberts & Co., P.C. did not bill the Company any other fees for professional services during the fiscal years ended December 31, 2004 and December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOKINETICS INC.

Date: April 15, 2005	By:	/s/ David A. Johnson
David A. Johnson, President and
Chief Operating Officer

Date: April 15, 2005	By:	/s/ Thomas J. Concannon
Thomas J. Concannon,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David A. Johnson	President, Chief Operating	April 15, 2005
David A. Johnson	Officer and Director

/s/ Thomas J. Concannon	Vice President and	April 15, 2005
Thomas J. Concannon	Chief Financial Officer

/s/ William R. Ziegler	Director and Chairman	April 15, 2005
William R. Ziegler

/s/ Steven A. Webster	Director	April 15, 2005
Steven A. Webster

/s/ Christopher M. Harte	Director	April 15, 2005
Christopher M. Harte

/s/ Daniel Frank Harrison	Director	April 15, 2005
Daniel Frank Harrison

GEOKINETICS INC. AND

SUBSIDIARIES

ANNUAL CONSOLIDATED
FINANCIAL STATEMENTS

DECEMBER 31, 2004

TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Geokinetics Inc. and Subsidiaries

Houston, Texas

We have audited the accompanying consolidated balance sheets of Geokinetics Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geokinetics Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Houston, Texas

April 14, 2005

/s/ Fitts Roberts & Co., P.C.

GEOKINETICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

ASSETS

	2004	2003
CURRENT ASSETS
Cash	$2,399,927	$5,057,892
Accounts receivable - trade, net	4,960,646	5,447,155
Accounts receivable - officers and employees	9,176	9,176
Work in progress	1,214,722	819,398
Prepaid expenses	373,622	369,855

Total Current Assets	8,958,093	11,703,476

PROPERTY AND EQUIPMENT, net	2,246,560	2,292,974

OTHER ASSETS
Deferred charges	115,911	163,893
Restricted investments	210,407	198,378
Deposits and other assets	45,583	60,930

Total Other Assets	371,901	423,201

TOTAL ASSETS	$11,576,554	$14,419,651

The Accompanying Notes Are An Integral Part of These Consolidated Financial Statements

GEOKINETICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2004	2003
CURRENT LIABILITIES
Current maturities of long-term debt	$685,052	$712,731
Current portion of GeoLease liability	1,072,495	841,939
Current portion of capital leases	237,313	232,399
Accounts payable - trade	2,307,907	5,100,141
Accrued liabilities	1,387,414	2,124,288
Notes payable	283,190	442,588
Due to officers and stockholders	552,373	552,373
Advances for lease bank	100,000	100,000
Deferred revenue	2,427,269	2,079,425

Total Current Liabilities	9,053,013	12,185,884

LONG-TERM DEBT, net of current maturities	181,834	869,039

GEOLEASE LIABILITY, long-term	2,256,057	3,246,175

OTHER LIABILITIES
Non current portion of capital leases	66,193	41,118

TOTAL LIABILITIES	11,557,097	16,342,216

REDEEMABLE PREFERRED STOCK
Redeemable preferred stock, Series A, $10.00 par value, 100,000 shares authorized, 8,333 shares issued and outstanding at December 31, 2004 (total liquidation preference of $2,512,400)	2,397,843	—

COMMITMENTS

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 100,000,000 shares authorized, 18,992,113 shares issued and outstanding at December 31, 2004 and 2003	189,922	189,922
Additional paid-in capital	35,770,031	35,784,506
Retained deficit	(38,338,339)	(37,896,993)

TOTAL STOCKHOLDERS’ EQUITY	(2,378,386)	(1,922,565)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,576,554	$14,419,651

The Accompanying Notes Are An Integral Part of These Consolidated Financial Statements

GEOKINETICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

December 31, 2004 and 2003

	2004	2003
REVENUES
Seismic revenue	$39,469,562	$32,289,682
Data processing revenue	3,675,268	3,659,208
Total Revenues	43,144,830	35,948,890

EXPENSES
Seismic operating expenses	34,342,843	26,059,055
Data processing expenses	5,619,319	3,966,388
General and administrative	2,358,430	2,273,875
Depreciation and amortization	850,705	1,793,813

Total Expenses	43,171,297	34,093,131

Income (Loss) From Operations	(26,467)	1,855,759

OTHER INCOME (EXPENSE)
Interest income	26,218	17,678
Interest expense	(441,097)	(3,841,656)
Total Other Expense	(414,879)	(3,823,978)

GAIN ON FINANCIAL RESTRUCTURE	—	83,830,575

Income (Loss) Before Income Tax	(441,346)	81,862,356

PROVISION FOR INCOME TAX	—	—

NET INCOME (LOSS)	(441,346)	$81,862,356

RETURNS TO PREFERRED STOCKHOLDERS
Beneficial conversion charge	(2,499,900)	—
Preferred stock dividend and accretion of costs	(14,475)	—

INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(2,955,721)	$81,862,356

NET INCOME (LOSS) PER COMMON SHARE
Basic	$(.16)	$4.31
Diluted	$(.16)	$4.31

Weighted average common shares outstanding	18,992,113	18,992,113

The Accompanying Notes Are An Integral Part of These Consolidated Financial Statements

GEOKINETICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

December 31, 2004 and 2003

		Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Deficit	Total

Balance at December 31, 2002	18,992,156	$193,672	$33,019,248	$(142,500)	$(119,759,349)	$(86,688,929)

Reverse Stock Split	(18,802,277)	(188,022)	188,022	—	—	—

Retire Treasury Stock	—	(3,750)	(138,750)	142,500	—	—

Sale of Securities	18,802,234	188,022	3,311,978	—	—	3,500,000

Costs of Sale of Securities	—	—	(595,992)	—	—	(595,992)

Net Income	—	—	—	—	81,862,356	81,862,356

Balance at December 31, 2003	18,992,113	189,922	35,784,506	—	$(37,896,993)	$(1,922,565)

Value Attributable to the Beneficial Conversion Feature of the Redeemable Preferred Stock	—	—	2,499,900	—	—	2,499,900

Effect of Beneficial Conversion Feature Charge	—	—	(2,499,900)	—	—	(2,499,900)

Accretion of Preferred Issuance Costs	—	—	(1,975)	—	—	(1,975)

Accrual of Preferred Dividend	—	—	(12,500)	—	—	(12,500)

Net Loss	—	—	—	—	$(441,346)	$(441,346)

Balance at December 31, 2004	18,992,113	$189,922	$35,770,031	—	$(38,338,339)	$(2,378,386)

The Accompanying Notes Are An Integral Part of These Consolidated Financial Statements

GEOKINETICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

December 31, 2004 and 2003

	2004	2003
OPERATING ACTIVITIES
Net Income (Loss)	$(441,346)	$81,862,356

Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	850,705	1,793,813
Gain on financial restructuring	—	(83,830,575)
Changes in operating assets and liabilities
Accounts receivable and work in progress	91,185	(4,748,295)
Prepaid expenses and other assets	47,532	(20,518)
Accounts payable	(2,792,234)	2,830,914
Accrued liabilities and deferred revenue	(306,403)	5,634,103

Net Cash Provided (Used) in Operating Activities	(2,550,561)	3,521,798

INVESTING ACTIVITIES
Purchase of capital assets	(798,450)	(972,529)
Down payments on capital leases	(6,086)	(5,907)
Net Cash (Used) by Investing Activities	(804,536)	(978,436)

FINANCING ACTIVITIES
Proceeds from issuance of debt	807,474	732,367
Proceeds from private placements, net of $116,532 cost in 2004 and net of $595,992 cost in 2003	2,383,368	2,904,007
Principal payments on notes payable	(1,293,957)	(1,274,080)
Payments on restructuring of GeoLease liability and other debt	—	(1,898,800)
Principal payments on GeoLease liability	(841,940)	—
Payments on capital leases	(357,813)	(365,590)

Net Cash Provided by Financing Activities	697,132	97,904

NET INCREASE (DECREASED) IN CASH	(2,657,965)	2,641,266

CASH, beginning of year	5,057,892	2,416,626

CASH, end of year	$2,399,927	$5,057,892

SUPPLEMENTAL DISCLOSURES RELATED TO CASH FLOWS:
Interest of $441,097 and $202,064 was paid in 2004 and 2003, respectively
Equipment totaling $383,134 and $210,620 was acquired in 2004 and 2003, respectively, through the issuance of capital leases

The Accompanying Notes Are An Integral Part of These Consolidated Financial Statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Organization

Geokinetics Inc., a Delaware corporation, founded in 1980 (the “Company”), is based in Houston, Texas.  The Company is a technologically advanced provider of three-dimensional (“3-D”) seismic acquisition services to the U.S. land-based oil and gas industry and seismic data processing services to clients involved in both on-shore and off-shore operations on a worldwide basis.  Through equipment purchases and acquisition of other companies, the Company currently has the capability of operating up to three seismic crews in the Rocky Mountain region and on the Gulf Coast.

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

Fair Values of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable, the GeoLease liability and redeemable preferred stock.  The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair values due to the short maturity of those instruments. The carrying amount of debt reported in the consolidated balance sheets approximates fair value because, in general, the interest on the underlying instruments approximates market rates.  The carrying amount of redeemable preferred stock approximates fair value because the securities were sold on November 30, 2004 in an arm’s length transaction for which a fairness opinion was issued by an independent third party.

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

Goodwill and Impairment of Long-Lived Assets

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired.  Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and, as required, the Company no longer amortizes goodwill on acquired intangible assets which the Company has determined have an indefinite life.  These assets are reviewed annually (or more frequently under various conditions) for impairment using a fair value approach.  Intangible assets that do not have indefinite lives are amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The Company’s goodwill and other intangible assets have been fully impaired in prior years.

Debt Issuance Costs

The value of detachable warrants issued in relation to debt obligations is reflected as discount which is netted against the face amount of the obligation and is amortized to expense over the term of the obligation.  Discount amortization expense totaled $113,232 in 2003.  No discount amortization expense was incurred in 2004 as a result of the elimination of the Company’s senior secured debt in connection with the restructuring described in Note 9.

Restricted Investments

Restricted investments represent investments carried at cost, which approximates market.  Such investments represent amounts of certificates of deposit or other deposit accounts required by various state and federal agencies in connection with the performance of field operations by the Company and its subsidiaries.  The amount of restricted investments was $210,407 and $198,378 at December 31, 2004 and 2003, respectively.

Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

There were no cash equivalents at December 31, 2004 or 2003.

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

Income (Loss) Per Common Share

Basic income and loss per common share is computed based on the weighted average number of common shares outstanding during the respective years.  Stock options, stock warrants and convertible preferred stock are included in the calculation of diluted income per common share. The calculation of diluted loss per common share excludes options to purchase 931,849 shares of common stock, warrants to purchase 10,050 shares of common stock and preferred stock convertible into 8,333,000 shares of common stock because the effect would be anti-dilutive.

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

The weighted average fair value of options granted during 2004 is $0.58.  The weighted average fair value of options granted during 2003 was $0.16.  The fair value of each option granted is estimated on the date of grant, using the Black-Scholes option pricing model.  The model assumed expected volatility of 125% and risk-free interest rate of 3.97% in 2004 and volatility of 125% and risk-free interest rate of 4.3% in 2003.  As the Company has not declared dividends since it became a public entity, no dividend yield was used.  The expected life of the options granted is ten years.

The following table reflects pro forma net income and earnings per share had the Company elected to adopt the fair value approach of SFAS 123:

	December 31, 2004	December 31, 2003
Net income (loss) applicable to common stockholders, as reported	$(2,955,721)	$81,862,356
Less compensation cost determined under the fair value method	(200,351)	(43,959)
Pro forma net income (loss)	$(3,156,072)	$81,818,397

Basic and Diluted Income and (Loss) per common share:
As reported	(0.16)	$4.31
Pro forma	(0.17)	4.31

In December 2004, the Financial Accounting Standards Board (“FASB”) published FASB Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)” or the “Statement”).  FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.  FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  FAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance.

The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award.  FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

The Company will be required to apply FAS 123(R) as of the beginning of its first interim period that begins after June 15, 2005, which will be the quarter ending September 30, 2005.

FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition.  Under the modified prospective transition method, an entity would use the fair value based accounting method for all employee awards granted, modified, or settled after the effective date.  As of the effective date, compensation cost related to the nonvested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of FAS 123(R).  An entity will have the further option to either apply the Statement to only the quarters in the period of adoption and subsequent periods, or apply the Statement to all quarters in the fiscal year of adoption.  Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123.

The Company has not yet completed its study of the transition methods or made any decisions about how it will adopt FAS 123(R).  The impact of this Statement on the Company in fiscal 2006 and beyond will depend upon various factors, among them being the Company’s future compensation strategy.   The pro forma compensation costs presented in the table above and in prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years.  No decisions have been made as to which option-pricing model is most appropriate for the Company for future awards.

Research and Development Costs

Research and Development costs are expensed as incurred as data processing expenses and totaled approximately $568,000 for 2004 and approximately $500,000 for 2003.

NOTE 2.                PROPERTY AND EQUIPMENT

A summary of property and equipment follows:

	Estimated Useful Life	December 31, 2004	December 31, 2003
Field operating equipment	3-7 years	16,377,818	$16,074,765
Vehicles	3-5 years	385,414	385,414
Buildings and improvements	6-39 years	289,864	286,367
Software	3-5 years	1,056,221	1,024,140
Data processing equipment	5 years	3,664,212	3,200,488
Furniture and equipment	3-7 years	233,669	231,732
		22,007,198	21,202,906
Less accumulated depreciation and amortization		19,784,088	18,933,382
		2,223,110	2,269,524
Land		23,450	23,450

Net Property and Equipment		$2,246,560	$2,292,974

NOTE 3.                ACCRUED LIABILITIES

A summary of accrued liabilities follows:

	December 31, 2004	December 31, 2003
Sales tax payable	$132,400	$138,764
Accrued payroll	892,394	1,017,198
Accrued interest payable	30,945	9,870
Accrued operating expenses	300,866	514,533
Accrued executive incentive program (4th quarter)	—	405,000
Other	30,809	38,923

	$1,387,414	$2,124,288

NOTE 4.                NOTES PAYABLE

A summary of notes payable follows:

	December 31, 2004	December 31, 2003
Notes representing financing of insurance premiums for operating subsidiaries payable over periods of eight to ten months at interest rates varying from 4.5% to 5.2%	$283,190	$327,619

Notes to an equipment vendor for the purchase of field operating equipment under extended payment terms, payable over a six month period at interest rates of zero to 8.05%	—	114,969

	$283,190	$442,588

NOTE 5.                LEASE BANK

The Company previously utilized a revolving credit facility (“Lease Bank”) to provide funds to acquire, package and sell oil and gas properties.  Notes issued under this facility are payable upon demand one year from the date of the individual notes.  If there is no demand, the notes automatically renew on a quarterly basis.  The Notes matured on December 31, 1999.  The outstanding balance on the advances for Lease Bank was $100,000 at December 31, 2004 and 2003.  The Company made no principal payments during 2004 and 2003, and made quarterly interest payments at prime plus 4% totaling $8,209 in 2004 and $8,187 in 2003.  The Company intends to continue to meet its interest obligations, and will make principal payments when possible from available cash.

NOTE 6.                LONG-TERM DEBT

NOTES PAYABLE	December 31, 2004	December 31, 2003

Note to a financial institution dated March 1, 1996 payable in 120 monthly installments of principal and interest adjusted quarterly based on interest at prime plus 1.5% through March 1, 2006 when all unpaid principal and accrued interest is due (monthly payments at December 31, 2004 were $59,543 including principal and interest at 6.25%), secured by first security interest in a subsidiary’s accounts receivable, property and equipment, oil and gas leases, intangibles, guaranty of the Company and a limited guaranty of the Farmers Home Administration of the United States Department of Agriculture

	$866,886	$1,515,837

Note to a vendor dated April 1, 2003 payable in 18 monthly installments of $7,697 including principal and interest at 12%, due September 1, 2004	—	65,933
	866,886	1,581,770
Less Current Maturities	685,052	712,731
	$181,834	$869,039

A summary of long-term debt principal maturities follows:

For the Years Ending December 31,	Amount

2005	$685,052
2006	181,834

$866,886

GEOLEASE LIABILITY	December 31, 2004	December 31, 2003
Principal amount due for the accrued lease obligation under Amendment No. 2 dated May 1, 2004 to a lease agreement dated October 1, 1999, payable annually in monthly installments of $72,350 including principal and interest at 8% through 2008, and installments of $500,000 including principal and interest at 8% on May 1 for the years 2004, 2005 and 2006 plus annual prepayments (if any) based upon a calculation of free cash flow through April 1, 2008, when all unpaid principal and interest is due, secured by a first security interest in seismic equipment	$3,328,552	$4,088,114

Less Current Maturities	1,072,495	841,939
	$2,256,057	$3,246,175

A summary of GeoLease principal maturities follows:

For the Years Ending December 31,	Amount

2005	$1,072,495
2006	1,161,511
2007	809,906
2008	284,640
$3,328,552

CAPITAL LEASES	December 31, 2004	December 31, 2003
Capital leases to equipment vendors payable in 18 to 24 monthly installments at interest rates from 8% to 22%, with monthly installments at December 31, 2004 of $29,806 and total assets under capital lease of $952,329. Depreciation related to capital leases of $159,581 and $179,933 for 2004 and 2003, respectively, is included in depreciation expense	$303,506	$273,517

Less Current Maturities	237,313	232,399

	$66,193	$41,118

A summary of capital lease maturities follows:

For the Years Ending December 31,	Total Payments	Interest Amount	Principal Amount
2005	$259,554	$22,241	$237,313
2006	67,385	1,192	66,193

	$326,939	$23,433	$303,506

NOTE 7.                INCOME TAX

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal Income Tax Rate to pre-tax income from continuing operations for the years ended December 31, 2004 and 2003 due to the following:

	December 31, 2004	December 31, 2003
Computed “expected” tax benefit (expense)	$150,058	$(27,833,201)
Non-deductible expenses
High yield interest	—	(1,183,094)
Amortization of OID	—	(38,499)
Excluded gain on financial restructuring	—	28,502,396
Adjustment of NOL carryforward and other	87,654	331,874
Change in current year valuation allowance	(237,712)	220,524
Income Tax Benefit	—	—

Deferred tax assets at December 31, 2004 and 2003 are comprised primarily of net operating loss carryforwards, tax credit carryforwards and deferred tax liabilities consist primarily of the difference between book and tax basis depreciation.  A valuation allowance has previously been provided for net deferred tax assets, resulting in a carrying value of zero for the deferred tax benefit.  As a result of the Company’s restructuring on May 2, 2003, which resulted in the loss of substantially all of the Company’s tax attributes as of January 1, 2004, the Company has reduced both its deferred tax assets and the related valuation allowance of $11,557,438 to zero at December 31, 2003.  Net deferred tax assets at December 31, 2004 total $237,712 and a valuation allowance has been provided in the amount of $237,712 as the Company historically has not been able to utilize its net operating losses.

Following is a summary of deferred tax assets and liabilities:

	December 31, 2004	December 31, 2003

Deferred Tax Asset		—
Loss Carryforward	$237,712

Valuation Allowance	$(237,712)	—

At December 31, 2003, the Company had net operating loss carryforwards of $32,986,147 and tax credit carryforwards of $245,769.  As a result of its restructuring on May 2, 2003, the Company realized income for federal income tax purposes of approximately $84,000,000 through cancellation of indebtedness.  The Company did not incur any current tax liability as a result of the restructuring, but lost substantially all of its tax attributes as of January 1, 2004, which included net operating losses and tax credit carryforwards. The net operating loss carryforward related to 2004 in the amount of approximately $700,000 expires on January 1, 2025.

NOTE 8.                RELATED PARTY TRANSACTIONS

On April 25, 1997, the Company obtained a $500,000 short-term financing from two individuals who were subsequently elected directors at the annual shareholders meeting on November 20, 1997.  The Company issued 12% senior notes to the individuals, which were exchanged on July 18, 1997, for 458,333 shares of the Company’s common stock, 15,625 shares of Series A preferred stock and 592,009 shadow warrants.  As part of this financing transaction, the Company entered into a consulting agreement with a director on July 18, 1997, pursuant to which, in consideration of certain strategic planning and other consulting services to be provided to the Company and its subsidiaries by that individual, he was to be paid a quarterly consulting fee equal to one half of 1% of the total investment made by him and certain other persons in debt and equity securities of the Company that were outstanding as of the end of each quarter during the three-year term of such agreement.  This agreement was not renewed after the initial three-year term.  At both December 31, 2004 and 2003, the Company owed the director $389,873 in consulting fees under the terms of the agreement, which amounts are included as amounts due to officers and shareholders in the Company’s balance sheet.

In 1997, the Company entered into an investment monitoring agreement with an investment group, under which the Company will pay the investment group an annual fee of $25,000.  Two directors of the Company are the two partners of the sole managing member of the investment group.  As of December 31, 2003 the investment group had divested itself of its original investment in the Company.  At both December 31, 2004 and 2003, the Company owed the investment group $162,500 in consulting fees under this agreement, which amounts are included as amounts due to officers and shareholders on the Company’s balance sheet.

A director of the Company is of counsel to a law firm which provides legal services to the Company related to financing and private placement offering activities.  In connection with these activities, the Company incurred legal costs from the director’s law firm during the years ended December 31, 2004 and 2003, respectively of $37,707 and $144,051.

Three of the Company’s directors participated in the private placement of Preferred Stock described in Note 11.  Their combined purchases totaled 5,579 shares of Convertible Preferred Stock representing $1,673,700 of the total offering.

During 2004, the Company’s seismic acquisition segment performed and completed a seismic survey for Carrizo Oil & Gas, Inc. (“Carrizo”).  The project was bid to Carrizo at prevailing market rates at the time and the survey was conducted according to industry standards.  The seismic survey generated revenues of $1,183,254 to the Company.  A director of the Company serves as Chairman of the Board of Carrizo.

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

The company restructured its lease obligations to GeoLease under the Equipment Lease.  Pursuant to such restructuring, GeoLease agreed to (i) reduce the accrued lease balance owed to GeoLease as of April 30, 2002 from $6,672,530 to $3,700,000, which amount was frozen but accrued simple interest at 6% per annum from May 1, 2002 until April 30, 2004, when such balance became payable in full, (ii) reduce the monthly payments under the lease from $260,000 to $62,400 (inclusive of any applicable taxes) per month beginning May 1, 2002, and (iii) eliminate the $1,900,000 deferred rent obligation to GeoLease.  In exchange, the Company agreed to, among other things, (w) pay GeoLease $1,000,000 in cash out of the proceeds of the private placement, (x)  pay GeoLease $748,800 in cash out of the proceeds of the private placement (equal to $62,400 (inclusive of any applicable taxes) for each calendar month (or portion thereof) from May 1, 2002 through the closing of the restructuring), (y) issue GeoLease 5,317,804 shares of common stock or 28% (excluding shares reserved for the options available for grant under the Company’s 2002 Stock Awards Plan and certain residual warrants and options remaining outstanding at the closing of the restructuring) of the Company’s common stock outstanding immediately following the restructuring, plus 1,745,354 shares of common stock not subscribed for the 2003 Noteholders who elected to receive cash in lieu of common stock in exchange for their 2003 Notes and warrants, and (z) pay GeoLease $52,291 cash not paid to 2003 Noteholders who elected to receive shares of common stock in lieu of cash in exchange for their 2003 Notes and warrants.  Cash payments to GeoLease were made out of the proceeds of the $3,500,000 private placement of common stock for amounts due upon restructuring, and monthly lease payments of $62,400 were made through April 30, 2004 in accordance with the terms of the agreement.  It was further agreed that the Company be prohibited from paying cash dividends to any common stockholder.

NOTE 10.              RESTRUCTURING OF ACCRUED LEASE BALANCE AND EQUIPMENT LEASE

On April 14, 2004, the Company and GeoLease, the holder of the Company’s seismic acquisition equipment lease, agreed to a comprehensive restructuring of the lease pursuant to Amendment No. 2 of the Equipment Lease (“Amendment No. 2”).  Pursuant to the restructuring, the Company is allowed to pay GeoLease the outstanding accrued lease obligation as of April 30, 2004 (totaling $4,170,419) in 48 monthly installments beginning May 1, 2004 and ending with a final payment in April, 2008.  The outstanding balance accrues interest at 8% per annum.  Under the terms of Amendment No. 2, the Company is also required to make mandatory annual prepayments of the outstanding accrued lease obligation should the Company have positive “Free Cash Flow” (as defined in Amendment No. 2) as calculated for each of the calendar years ending December 31, 2004 through December 31, 2007 until the balance is paid in full.   At the year end of each period, the Company will calculate its consolidated “Free Cash Flow” and for the period ended December 31, 2004 pay 37.5% of its calculated “Free Cash Flow” as a prepayment to GeoLease and in each of the subsequent yearly periods pay 50% of its calculated “Free Cash Flow” to GeoLease.  Any such prepayment will be applied to the last installments of the outstanding accrued lease obligation first.  Amendment No. 2 also required the Company to make prepayments of cash proceeds received pursuant to certain financing transactions and certain sales of assets outside the ordinary course of business.  No payments are due to GeoLease as a result of the calculation of the Company’s “Free Cash Flow” for the period ended December 31, 2004.  GeoLease also agreed to relinquish any right it had under Amendment No. 2 to receive cash proceeds received by the Company from its private placement of preferred stock on November 30, 2004, as described in Note 11.

The GeoLease liability as reflected on the Company’s Consolidated Balance Sheet at December 31, 2004 totaled $3,328,552. In accordance with the terms of the restructuring outlined above, $1,072,495 is classified as a current liability, amount expected to be paid in the next twelve months, and $2,256,057 is classified as a long term liability.

Under the terms of Amendment No. 2 the Company’s ongoing monthly lease payments were reduced from $62,400 to $31,200 per month for the period beginning May 1, 2004 until October 31, 2004, further reduced to $21,200 per month for the period beginning November 1, 2004 until April 30, 2005, further reduced to $11,200 per month for the period beginning May 1, 2005 until April 30, 2007 and further reduced to $5,600 per month for the period beginning May 1, 2007 until April 30, 2008.  Rental expense under this lease amounted to $448,000 and $499,200 for the years ended December 31, 2004 and 2003, respectively.

NOTE 11.              PRIVATE PLACEMENT OF REDEEMABLE PREFERRED STOCK

On November 30, 2004, the Company completed a $2,499,900 equity financing from private investment sources.  The financing consisted of an issue of 8,333 shares of Series A Senior Convertible Preferred Stock (“Convertible Preferred Stock”) priced at $300 per share, which is convertible into common at $.30 cents per share.  The Convertible Preferred Stock accrues dividends at the rate of 6% per annum, compounded annually which are payable in cash when, and if declared.  All unpaid dividends are cumulative and accrue, compounded annually, regardless of whether or not the Company has funds legally available for the payment of such dividends.  The Convertible Preferred Stock is convertible, at the option of the holder thereof, at any time after the date of issuance.  The Convertible Preferred Stock is automatically converted into common stock immediately upon the Company’s sale of common stock in an underwritten public offering a) at a price per share yielding the Company net proceeds of not less than $1.20, b) resulting in net proceeds to the Company and selling shareholders, if any, of not less than $20,000,000 and c) after which the Company’s common stock is listed on NYSE, AMEX or the NASDAQ National Market.  If, at any time after October 31, 2009, the holders of not less than 51% of the Convertible Preferred Stock then outstanding deliver written notice to the Company of such holders desire to redeem all outstanding Convertible Preferred Stock, if not previously converted, the Convertible Preferred Stock shall be redeemed.  At any time after October 31, 2011, the Company is entitled to redeem all outstanding Convertible Preferred Stock, if not previously converted.  After completion of this transaction, the Company had 27,325,113 shares of common stock outstanding, assuming conversion of the Convertible Preferred Stock.

NOTE 12.              OUTSTANDING OPTIONS AND WARRANTS

Under the 2002 Stock Awards Plan adopted at the Company’s 2002 Annual Meeting, the Company may grant stock options and other awards to key executive, management and other personnel.  It is the intention to make such grants at prices equal to or exceeding the market value at the date of grant, although this is not a requirement of the plan and may not be true in all cases.  In general, options become exercisable over a three to five year period from the date of grant and expire five to ten years after the date of grant.  Prior to adoption of the 2002 Plan, the Company had granted stock options under several previously adopted plans.  The Company does not intend to make any additional grants of stock options or other awards under these prior plans.  Shares available for future option grants at December 31, 2004, totaled 130,934.

The following table summarizes information about stock option transactions:

	December 31, 2004		December 31, 2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of Year	3,043,532	$0.21	2,188,166	$1.14

Awards:
Granted	430,000	0.61	3,040,622	0.17
Exercised	—	—	—	—
Forfeited	251,270	0.50	2,185,256	1.08

Outstanding at December 31	3,222,262	0.24	3,043,532	0.21

Exercisable at December 31	931,849	$0.25	226,347	$0.70

The following table summarizes information about stock options outstanding at December 31, 2004:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contract Life Remaining In Years	Number of Options Exercisable	Weighted Average Exercise Price

$0-$1	3,190,622	$0.20	8.9	930,209	$0.16
$1-$2	30,000	1.75	9.4	—	—
$2-$3	—	—		—	—
$3-$4	—	—		—	—
Over $4	1,640	50.00	0.5	1,640	50.00

	3,222,262			931,849

A summary of outstanding warrants issued in connection with notes payable and private placement offerings is as follows:

Warrants	Shares	Exercise Price

Outstanding at December 31, 2003	5,450	$0.02-66.00
Warrants issued	5,000.14
Warrants exercised, surrendered or called	400	44.00-66.00

Outstanding at December 31, 2004	10,050	$0.02-18.00

NOTE 13.              COMMITMENTS

Operating Leases

The Company currently leases office space at One Riverway, Houston, Texas for its headquarters and domestic subsidiary operations under a lease which expires in November 2007.  The Company’s current annual rent under this lease is approximately $413,000.

The Company’s seismic acquisition subsidiary leases vehicles for use in field operations under various forty-two month leases.  Rental expense under these leases amounted to $229,980 and $138,565 for the years ended December 31, 2004 and 2003, respectively.

The Company’s processing subsidiary in the United Kingdom leases office space under a lease which expires in September 2005.  The current annual rent under this lease is approximately $45,000.

The Company restructured its lease agreement for seismic acquisition equipment on April 14, 2004.  Under the terms of the agreement, monthly lease payments of $62,400 were paid from January through April and payments of $31,200 were made from May through October.  Current monthly lease payments are $21,200 and shall reduce to $11,200 per month on May 1, 2005 and shall further reduce to $5,600 per month on May 1, 2007 through the end of the Lease on April 30, 2008.  Rental expense under this lease amounted to $448,000 and $499,200 for the years ended December 31, 2004 and 2003, respectively.

The Company leases seismic acquisition equipment from an equipment vendor under an agreement which permits the Company to apply monthly rental payments toward the purchase of the equipment.  The monthly lease payments totaled $430,000 for 2004 and are $215,000 per month for January through March, 2005 and $170,000 for April through December, 2005.  Rental expense under this lease was $430,000 for 2004.  The agreement gives the Company the option to continue making monthly lease payments and to exercise the purchase option.  However, the Company forfeits its option to purchase if it elects not to make one or more of the lease payments during the term of the agreement.

Rental expense under the leases recorded in the consolidated financial statements amounted to $1,684,445 and $1,102,177 for the years ended December 31, 2004 and 2003, respectively.  Aggregate future minimum rental payments under the various lease agreements including the base rent, the average operating costs and lease amendment are as follows:

For the Years Ending December 31,	Amount

2005	$3,129,181
2006	944,598
2007	671,000
2008	34,898

$4,779,677

NOTE 14.              MAJOR CUSTOMERS

Revenues from major customers, which exceeded ten percent of total revenues, are as follows:

	For the Years Ended
	December 31, 2004	December 31, 2003

Customer A	$11,093,481	$7,021,599
Customer B	5,567,875	—
Customer C	5,440,980	10,436,604
Customer D	—	5,770,393

No customer of the Company’s seismic data processing segment accounted for ten percent or more of the Company’s consolidated revenues.

NOTE 15.              CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of unsecured trade receivables.  In the normal course of business, the Company provides credit terms to its customers.  Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management’s expectations. The allowance for doubtful accounts was approximately $76,800 and $0.00 at December 31, 2004 and 2003 respectively.

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

As previously disclosed by the Company on Form 8-K, after reviewing the results of the Company’s operations for the fiscal year ended December 31, 2004, the Board determined that, although not all requirements for establishment of a Bonus Pool were satisfied, a substantial portion of the necessary criteria were satisfied.  Therefore, on February 23, 2005, the Board determined to award bonuses to six senior executives and key employees.  On March 4, 2005, bonuses were awarded to such senior executives and key employees in the aggregate amount of $190,000.  For the year ended December 31, 2003 the criteria for the Senior Executive Incentive Program was met and an accrual to the bonus pool was recorded as of year end 2003.

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

The following table sets forth the Company’s significant information from reportable segments:

	For the Year Ended December 31, 2004
	Seismic Acquisition	Data Processing	Totals
Revenues from External Customers	$39,469,562	$3,675,268	$43,144,830

Segment Earnings (Loss) before Interest, Taxes, Depreciation and Amortization	4,558,828	(2,754,052)	1,804,776

Interest and Other Revenue	1,619	399	2,018

Interest Expense	344,440	87,734	432,174

Depreciation and Amortization	520,485	326,142	846,627

Income Tax	—	—	—

Segment Profit (Loss)	3,695,522	(3,167,529)	527,993

Segment Assets	6,581,460	2,333,495	8,914,955

Expenditures for Segment Assets	335,605	468,931	804,536

The following table sets forth the Company’s significant information from reportable segments:

	For the Year Ended December 31, 2003
	Seismic Acquisition	Data Processing	Totals

Revenues from External Customers	$32,289,682	$3,659,208	$35,948,890

Segment Earnings (Loss) before Interest, Taxes, Depreciation and Amortization	5,743,352	(1,117,180)	4,626,172

Interest and Other Revenue	1,738	3,000	4,738

Interest Expense	1,494,495	2,337,338	3,831,833

Depreciation and Amortization	1,372,759	417,790	1,790,549

Gain on Financial Restructuring	2,882,637	—	2,882,637

Income Tax	—	—	—

Segment Profit (Loss)	5,760,473	(3,869,308)	1,891,165

Segment Assets	8,516,817	7,602,231	16,119,048

Expenditures for Segment Assets	848,892	329,931	1,178,823

The Company’s geographic revenue and asset locations are as follows:

Substantially all of the Company’s revenue and the locations of substantially all long-lived assets were geographically within the United States during 2004 and 2003.  At December 31, 2004 approximately $297,000 of the Company’s total assets, including $98,000 of long-lived assets, were located in the United Kingdom.

RECONCILIATION OF REPORTABLE SEGMENT REVENUES, PROFIT OR LOSS AND ASSETS

	2004	2003
REVENUES
Total revenues for reportable segments	$43,144,830	$35,948,890
Total consolidated revenues	$43,144,830	$35,948,890

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AMORTIZATION, AND RESTRUCTURING
Total for reportable segments	$1,804,776	$4,626,172
Unallocated corporate expense	(980,538)	(976,600)
Total consolidated earnings before interest, taxes, depreciation and amortization	$824,238	$3,649,572

PROFIT OR LOSS
Total profit for reportable segments	$527,993	$1,891,115
Unallocated amounts:
Corporate expenses net of interest earnings	(956, 338)	(963,660)
Interest expense on corporate indebtedness	(8,923)	(9,773)
Depreciation and amortization	(4,078)	(3,264)
Gain on financial restructuring	—	80,947,938
Total consolidated profit (loss)	$(441,346)	$81,862,356

INTEREST REVENUE
Total interest revenue for reportable segments	$2,018	$4,738
Unallocated amounts:
Corporate consolidated cash management	24,200	12,940
Total consolidated interest revenue	$26,218	$17,678

INTEREST EXPENSE
Total interest expense for reportable segments	$432,174	$3,831,883
Unallocated amounts:
Corporate interest expense	8,923	9,773
Total consolidated interest expense	$441,097	$3,841,656

DEPRECIATION AND AMORTIZATION
Total depreciation and amortization for reportable segments	$846,627	$1,790,549
Unallocated amounts:
Depreciation and amortization	4,078	3,264
Total consolidated depreciation and amortization	$850,705	$1,793,813

ASSETS
Total assets for reportable segments (1)	$8,914,955 (1)	$16,119,048	(1)
Unallocated corporate assets	2,661,599	3,893,554
Elimination of net intercompany receivables	—	(5,592,951	)(1)
Total consolidated assets	$11,576,554	$14,419,651

(1) – Total assets for reportable segments at December 31, 2003 includes net intercompany receivables of $5,592,951.  Total assets for reportable segments at December 31, 2004 are reported net of intercompany receivables of $2,906,176.