Form 10-Q
period 2005-03-31
GEOKINETICS INC
filed 2005-05-16
CIK 314606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-9268

GEOKINETICS INC.

(Name of registrant as specified in its charter)

DELAWARE	94-1690082
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

ONE RIVERWAY, SUITE 2100

HOUSTON, TX  77056

(713) 850-7600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒ No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange
Act of 1934).
Yes   ☐        No  ☒

At March 31, 2005, there were 18,992,113 shares of common stock, par value $0.01 per share, outstanding.

GEOKINETICS INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GEOKINETICS INC.

Consolidated Balance Sheets

ASSETS

	March 31	December 31
	2005	2004
	Unaudited
Current Assets:
Cash	$2,700,308	$2,399,927
Receivables, net of allowance for doubtful accounts of $42,000 in 2005 and $76,770 in 2004	5,793,877	4,969,822
Work in Progress	1,019,304	1,214,722
Prepaid expenses	300,775	373,622

Total Current Assets	9,814,264	8,958,093

Property and Equipment:
Equipment	22,138,998	21,717,334
Buildings	293,475	289,864
Land	23,450	23,450
	22,455,923	22,030,648
Less accumulated depreciation	(19,997,808)	(19,784,088)
Total Property and Equipment	2,458,115	2,246,560

Other Assets:
Deferred charges	240,436	115,911
Restricted investments	210,407	210,407
Other assets	45,583	45,583

Total Other Assets	496,426	371,901

Total Assets	$12,768,805	$11,576,554

See accompanying notes to the financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31	December 31
	2005	2004
	Unaudited
Current Liabilities:
Current maturities of long-term debt	$698,420	$685,052
Current portion of GeoLease liability	1,094,088	1,072,495
Current portion of capital leases	259,264	237,313
Accounts payable	4,224,531	2,307,907
Accrued liabilities	1,612,857	1,387,414
Due to officers and stockholders	552,373	552,373
Deferred revenue	1,973,595	2,427,269
Notes payable	187,361	283,190
Advances for lease bank	100,000	100,000

Total Current Liabilities	10,702,489	9,053,013

Long-term debt, net of current maturities	—	181,834

GeoLease liability, long-term	2,082,980	2,256,057

Other Liabilities:
Non-current portion of capital leases	55,882	66,193

Total Liabilities	12,841,351	11,557,097

Redeemable Preferred Stock
Redeemable preferred stock, Series A, $10.00 par value, 100,000 shares authorized, 8,333 shares issued and outstanding	2,441,267	2,397,843

Stockholders’ Equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 18,992,113 shares outstanding	189,922	189,922
Additional paid in capital	35,726,608	35,770,031
Accumulated other comprehensive (loss) – foreign currency translation	(1,908)	—
Accumulated (deficit)	(38,428,435)	(38,338,339)

Total Stockholders’ Equity (Deficit)	(2,513,813)	(2,378,386)
Total Liabilities and Stockholders’ Equity	$12,768,805	$11,576,554

See accompanying notes to the financial statements.

GEOKINETICS INC.

Consolidated Statements of Operations

	Three Months Ended
	March 31
	2005	2004
	(unaudited)
Revenues:
Seismic acquisition revenue	$11,926,205	$11,251,207
Seismic data processing revenue	1,234,631	665,756
Total Revenues	13,160,836	11,916,963

Expenses:
General and administrative	702,342	590,297
Seismic operating expense	10,577,196	10,082,384
Data processing expense	1,671,329	1,185,185
Depreciation and amortization expense	212,321	261,799
Total Expenses	13,163,188	12,119,665

(Loss) from operations	(2,352)	(202,702)

Other Income (Expense):
Interest income	14,687	6,551
Other income	117	114
Interest expense	(102,548)	(108,208)
Total Other Income (Expense)	(87,744)	(101,543)

(Loss) before provision for income tax	(90,096)	(304,245)

Provision for income tax	—	—

Net (Loss)	(90,096)	(304,245)

Returns to preferred stockholders
Preferred stock dividend and accretion of costs	(43,423)	—
Loss applicable to common stockholders	$(133,519)	$(304,245)

Earnings (Loss) per common share
Basic	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)
Weighted average common shares and equivalents outstanding	18,992,113	18,992,113

See accompanying notes to the financial statements.

GEOKINETICS INC.

Consolidated Statements of Cash Flows

	Three Months Ended March 31
	2005	2004
	(unaudited)
OPERATING ACTIVITIES
Net (Loss)	$(90,096)	$(304,245)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	212,321	261,799
Changes in operating assets and liabilities
Accounts receivable and work in progress	(628,637)	1,750,329
Prepaid expenses and other assets	(51,677)	53,483
Accounts payable	1,916,624	(649,787)
Accrued liabilities and deferred revenue	(229,339)	161,198
Long-term lease liability	—	61,628
Net cash provided by operating activities	1,129,196	1,334,405
INVESTING ACTIVITIES
Purchases of capital assets	(326,630)	(217,291)
Net cash (used in) investing activities	(326,630)	(217,291)
FINANCING ACTIVITIES
Proceeds from issuance of debt	9,814	51,215
Payments on capital leases	(84,498)	(88,674)
Principal paid on long term debt	(168,467)	(179,906)
Principal paid on short term debt	(105,641)	(246,733)
Payments on Geolease obligation	(151,485)	—
Net cash (used in) financing activities	(500,277)	(464,098)
Other comprehensive (loss)	(1,908)	—
Net increase in cash	300,381	653,016
Cash at beginning of period	2,399,927	5,057,892
Cash at end of period	$2,700,308	$5,710,908

Supplemental disclosures related to cash flows:

Equipment totaling $96,140 and $216,830 was acquired in the first quarter of 2005 and 2004, respectively, through the issuance of capital leases.

Interest of $102,548 and $108,208 was paid in the first quarter of 2005 and 2004, respectively.

See accompanying notes to the financial statements.

GEOKINETICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             Organization

Geokinetics Inc. (the “Company”), a Delaware corporation, was incorporated in 1980.  The Company is a technologically advanced provider of seismic acquisition and high-end seismic data processing services to the oil and gas industry.

2.             Basis of Presentation

The unaudited financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to provide a fair presentation of the financial condition and results of operations for the periods presented.  All such adjustments are of a normal recurring nature.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  These financial statements should be read in conjunction with the financial statements and notes included in the Company’s latest Annual Report on Form 10-KSB for the year ended December 31, 2004.  The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2005.

3.             Long Term Debt

At March 31, 2005, the Company’s long term debt was $698,420, all of which is current.  Long term debt consists of a note to a financial institution, bearing interest at prime plus 1.5%.

At March 31, 2005, the Company had a long term liability to GeoLease Partners, L.P., a Delaware limited partnership (“GeoLease”), in the amount of $3,177,068, including $1,094,088 in current maturities.  GeoLease is the holder of the Company’s seismic acquisition equipment lease.

At March 31, 2005, the Company had long term capital leases in the amount of $315,146, including $259,264 in current maturities, with interest rates ranging from 8% to 12%.

4.             Bonuses and Comparability

The Company's results for the first quarter of 2005 include discretionary bonuses of approximately $475,000.  No bonuses were included in the Company's results for the first quarter of 2004.  Discretionary bonuses of approximately $204,000 were paid and expensed in the second quarter of 2004.

5.             Segment Information

The following table sets forth the Company’s significant information from reportable segments.

	For the Quarter Ended March 31, 2005
	Seismic Acquisition	Data Processing		Totals
Revenues from external customers	$11,926,205	$1,234,631		$13,160,836

Segment Profit (Loss)	967,884	(762,247)		205,637

Segment Assets	6,381,865	2,858,137	(1)	9,240,002

	For the Quarter Ended March 31, 2004
	Seismic Acquisition	Data Processing		Totals
Revenues from external customers	$11,251,207	$665,756		$11,916,963

Segment Profit (Loss)	762,001	(812,648)		(50,647)

Segment Assets	5,568,213	6,473,526	(1)	12,041,739

(1)          Data processing segment assets at March 31, 2004 include net intercompany receivables of $4,514,893.  Data processing segment assets at March 31, 2005 are reported net of intercompany receivables of $574,496.

The following table reconciles reportable segment losses to consolidated losses.

	For the Quarter Ended March 31
	2005	2004
PROFIT OR (LOSS)
Total profit or (loss) for reportable segments	$205,637	$(50,647)
Unallocated amounts:
Corporate expenses net of interest earnings	(292,240)	(250,245)
Corporate interest expense	(2,521)	(2,389)
Corporate Depreciation	(972)	(964)
Total Consolidated (Loss)	$(90,096)	$(304,245)

6.             Stock Based Compensation

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

	Three Months Ended
	March 31
	2005	2004
Net (loss), as reported	$(90,096)	$(304,245)
Less compensation cost determined under the fair value method	(50,088)	(10,990)
Pro forma net (loss)	$(140,184)	$(315,235)

Basic and diluted earnings per share:
As reported	$(0.01)	$(0.02)
Pro forma	$(0.01)	$(0.02)

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

The Financial Accounting Standards Board (FASB) has announced it will require all public companies to expense the fair value of employee stock awards.  The final requirements will be effective for periods beginning after December 31, 2005.  The impact to the Company’s financial statements will be in the form of additional compensation expense upon the award of any stock option.  The amount of the compensation expense recognized will be dependent upon the value of the Company’s common stock and the number of options awarded.

7.             Comprehensive Income (Loss)

SFAS 130 “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  Comprehensive income generally represents all changes in shareholders equity (deficit) during the period except those resulting from investments by, or distributions to, shareholders.  The Company has comprehensive income (loss) related to changes in foreign currency to U.S. dollar exchange rates, which is recorded as follows:

	Three Months Ended
	March 31
	2005	2004
Net (loss)	$(90,096)	$(304,245)
Foreign currency translation adjustment	(1,908)	—
Comprehensive (loss)	$(92,004)	$(304,245)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain matters discussed in this quarterly report, except for historical information contained herein, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  When used in this report, words such as “anticipates”, “believes”, “expects”, “estimates”, “intends”, “plans”, “projects” and similar expressions, as they relate to the Company or management, identify forward-looking statements.  Forward-looking statements include, among other things, business strategy and expectations concerning industry conditions, market position, future operations, profitability, liquidity and capital resources.  Management’s expectations and assumptions regarding Company operations and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements.  Although we believe that the expectations reflected in such statements are reasonable, we can give no assurance that such expectations will be correct.

Overview

The Company provides seismic acquisition and high-end seismic data processing services to the oil and gas industry through its wholly-owned subsidiaries, Quantum Geophysical, Inc. and Geophysical Development Corporation.

The operating environment for the seismic service industry has been difficult since late 1998.  However, certain positive events have occurred, such as continuing high commodity prices for oil and natural gas and what appears to be sustained demand for these products, which have led to increased exploration and development activities by oil and gas companies.  The Company’s seismic acquisition segment has benefited from these events, as well as its reputation as a provider of high quality seismic surveys, through increased demand for its services.  The Company has seen seismic acquisition revenues increase year over year for the past several years.  Revenues for the first quarter of 2005 increased from revenues attained during the first quarter of 2004.  While overall demand continued to improve, the Company continued to experience significant competition in its marketplace which has not allowed the prices the Company can charge for its services to increase significantly.

During the first three months of 2005, the Company operated three seismic acquisition crews on a continuous basis.  The Company believes that its current backlog for seismic acquisition projects is sufficient to keep three seismic acquisition crews in operation through the end of calendar year 2005.  In order to field a third seismic acquisition crew, the Company is leasing the necessary seismic acquisition equipment from an industry supplier and has negotiated a buyout for this equipment if the Company meets certain usage requirements.  The Company will continue to aggressively compete for additional seismic acquisition projects from both existing and prospective clients.

During the first quarter of 2005, revenues at the Company’s seismic data processing segment increased significantly, when compared to the same period of 2004, and the segment experienced a small improvement in operating results.  This is the third consecutive quarter that revenues have increased when compared to the respective prior year’s quarterly periods.  While the Company is encouraged by these developments, it can not as yet give its assurance that this trend will continue.  However, the seismic data processing segment continues to operate at a significant loss.  The segment has not as yet fully benefited from improving industry conditions.  The Company continues in its efforts to upgrade both its technological capabilities as well as the capabilities of its professional staff.  As previously disclosed, the Company established a United Kingdom-based subsidiary which it believes will facilitate penetration of wider geographic markets and provide access to worldwide technology trends.

Results of Operations

Three months ended March 31, 2005 compared with three months ended March 31, 2004

Revenues for the three months ended March 31, 2005 were $13,160,836 as compared to $11,916,963 for the same period of 2004, an increase of 10%.  Seismic acquisition revenue totaled $11,926,205 as compared to $11,251,207 for the first quarter of 2004, an increase of 6%.  Seismic data processing revenue totaled $1,234,631 at March 31, 2005 as compared to $665,756 for the same period of 2004, an increase of 85%.  While demand for the Company’s services improved during the first quarter of 2005, the Company continues to experience significant competition at both its operating segments.

Operating expenses for the quarter ended March 31, 2005 totaled $12,248,525 as compared to $11,267,569 for the same period of 2004, an increase of 9%.  This increase is primarily the result of increased activity at both of the Company’s operating segments.  Seismic acquisition operating expenses for the first quarter of 2005 increased 5% to $10,577,196 from $10,082,384 in the first quarter of 2004.  For the three months ended March 31, 2005, seismic data processing operating expenses totaled $1,671,329 as compared to $1,185,185 for the same period of 2004, an increase of 41%.  Increased operating expenses at the seismic acquisition segment resulted primarily from increased activity and the fielding of a third crew.  Operating expenses increased at the Company’s seismic data processing segment primarily due to increased levels of activity as well as costs associated with the upgrading of the segment’s professional staff.

General and administrative expense for the quarter ended March 31, 2005 was $702,342 as compared to $590,297 for the same period of 2004, an increase of 19%.  This increase is primarily the result of discretionary bonuses awarded to key employees during the current quarter.

Depreciation and amortization expense for the three months ended March 31, 2005 totaled $212,321 as compared to $261,799 for the same period of 2004, a decrease of 19%.  This decrease is primarily the result of a continuing decline in the basis of the Company’s depreciable assets.

Interest expense (net of interest income) for the first quarter of 2005 decreased 14% to $87,744 as compared to $101,543 for the same quarter of 2004.  This decrease was primarily due to the continuing reduction in the balances of the Company’s long-term debt and GeoLease liability.

The Company had a loss applicable to common stockholders of $133,519, or $(0.01) per share, for the three months ended March 31, 2005 as compared to a loss applicable to common stockholders of $304,245, or $(0.02) per share, for the same period of 2004.  The reduction in the Company’s loss of 56% for the first three months of 2005 is primarily due to the increase in the operating profit at the Company’s seismic acquisition segment.

Liquidity and Capital Resources

The Company’s primary sources of cash are cash flow generated by its seismic acquisition and seismic data processing segments, private equity transactions, equipment financing and trade credit.  The Company’s primary uses of cash are for operating expenses associated with its seismic acquisition and seismic data processing segments and expenditures associated with upgrading and expanding of the Company’s operating segment’s capital asset base.  As such, the Company’s ability to maintain adequate cash balances is dependent upon levels of future demand for the services it provides to its customers.  In the past, the Company has relied upon cash flows from operations and private placements of equity and debt to meet its working capital and capital expenditure requirements.

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

On April 14, 2004, the Company and GeoLease agreed to a restructuring of the equipment lease pursuant to the Amendment No. 2 of the equipment lease.  Pursuant to the restructuring, the Company is allowed to pay GeoLease the outstanding accrued lease obligation as of April 30, 2004 (totaling $4,170,419) in 48 monthly installments beginning May 1, 2004 and ending with a final payment in April, 2008.  The outstanding balance accrues interest at 8% per annum.  The Company’s monthly lease payments were reduced from $62,400 to $31,200 per month for the period beginning May 1, 2004 until October 31, 2004, further reduced to $21,200 per month for the period beginning November 1, 2004 until April 30, 2005, further reduced to $11,200 per month for the period beginning May 1, 2005 until April 30, 2007, and further reduced to $5,600 per month for the period beginning May 1, 2007 until April 30, 2008.  Under the terms of Amendment No. 2, the Company is also required to make mandatory annual prepayments of the outstanding accrued lease obligation should the Company have positive “Free Cash Flow” (as defined in Amendment No. 2)  as calculated for each of the calendar years ending December 31, 2004 through December 31, 2007 until the balance is paid in full.  At the year end of each period, the Company will calculate its consolidated “Free Cash Flow” and for the period ended December 31, 2004 pay 37.5% of its calculated “Free Cash Flow” as a prepayment to GeoLease and in each of the subsequent yearly periods pay 50% of its calculated “Free Cash Flow” to GeoLease.   Any such prepayment will be applied to the last installments of the outstanding accrued lease obligation first.  Amendment No. 2 also requires the Company to make prepayments of cash proceeds received pursuant to certain financing transactions and certain sales of assets outside the ordinary course of business.  At December 31, 2004, the Company was not obligated to make a prepayment to GeoLease.

On November 30, 2004, the Company completed a $2,499,900 equity financing from private investment sources.  The financing consisted of an issue of 8,333 shares of Series A Senior Convertible Preferred Stock (“Convertible Preferred Stock”) priced at $300 per share, which is convertible into common at $.30 cents per share.  The Convertible Preferred Stock accrues dividends at the rate of 6% per annum, compounded annually which are payable in cash when, and if, declared.  All unpaid dividends are cumulative and accrue, compounded annually, regardless of whether or not the Company has funds legally available for the payment of such dividends.  The Convertible Preferred Stock is convertible, at the option of the holder thereof, at any time after the date of issuance.  The Convertible Preferred Stock is automatically converted into common stock immediately upon the Company’s sale of common stock in an underwritten public offering (a) at a price per share yielding the Company net proceeds of not less than $1.20, (b) resulting in net proceeds to the Company and selling stockholders, if any, of not less than $20,000,000 and (c) after which the Company’s common stock is listed on the New York Stock Exchange, the American Stock Exchange or the National Association of Securities Dealers Automated Quotation System National Market (the “NASDAQ”) .  If, at any time after October 31, 2009, the holders of not less than 51% of the Convertible Preferred Stock then outstanding deliver written notice to the Company of such holders desire to redeem, all outstanding Convertible Preferred Stock, if not previously converted, shall be redeemed.  At any time after October 31, 2011, the Company is entitled to redeem all outstanding Convertible Preferred Stock, if not previously converted.  After completion of this transaction, the Company had 27,325,113 shares of common stock outstanding, assuming conversion of the Convertible Preferred Stock.

Net cash provided by operating activities was $1,129,196 for the first three months of 2005 and $1,334,405 for the first three months of 2004.  These amounts result from the Company’s operating results adjusted by changes in working capital and depreciation.  The decrease in cash provided by operating activities in the first quarter of 2005 was primarily the result of an increase in the Company’s accounts receivable balances.

Net cash used in investing activities was $326,630 for the first three months of 2005 and $217,291 for the first three months of 2004.  These amounts represent capital expenditures made during the respective quarters.  The increase in investing activities during the first quarter of 2005 was a result of the outfitting of a third seismic acquisition crew.

Net cash used in financing activities was $500,277 for the quarter ended March 31, 2005 and $464,098 for the quarter ended March 31, 2004.  These totals represent payments made on the Company’s various debt obligations.  The small increase during the first quarter of 2005 represents payments made to GeoLease which offset declining payments to other debt holders of the Company.

The Company believes that its current cash balances and anticipated cash flow from its seismic acquisition and seismic data processing operations will provide sufficient liquidity to continue operations beyond 2005.  While industry conditions appear to be improving, the Company continues to experience significant competition in its markets.  Should the Company’s current sources of liquidity not meet its operating requirements, the Company would be forced to seek outside sources of capital to meet its operating and capital requirements.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements for the three-month period ended March 31, 2005 that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Critical Accounting Policies and Estimates

There were no changes to the Company’s Critical Accounting Policies, as described in its Annual Report on Form 10-K, during the three months ended March 31, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates.  Market risk is defined for these purposes as the potential for change in the fair value of debt instruments resulting from an adverse movement in interest rates.  As of March 31, 2005, the Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable, the GeoLease liability and redeemable preferred stock.  The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair market value due to the short maturity of those instruments.  The carrying amount of debt reported in the consolidated balance sheets approximate fair value because, in general, the interest on the underlying instruments approximates market rates.  The carrying amount of redeemable preferred stock approximates fair value as the securities were sold on November 30, 2004 in an arm’s length transaction for which a fairness opinion was issued by an independent third party.  The Company is not a party to any hedge arrangements, commodity swap agreement or other derivative financial instruments.  The Company’s seismic acquisition segment operates exclusively within the United States.  The Company’s seismic data processing segment utilizes a foreign subsidiary, located in the United Kingdom, to conduct operations outside of the United States.  This operation exposes the Company to market risks from changes in foreign exchange rates.  However, to date, the level of activity has not been of a material nature.

Item 4. Controls and Procedures

Under the supervision and with the participation, of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company has performed an evaluation of the design, operation and effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2005.  Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that such disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in its reports filed or submitted under the Exchange Act within the required time period.  There have not been any changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended March 31, 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits filed with this report:

31.1         Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, filed herewith.

31.2         Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, filed herewith.

32.1         Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2         Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

(b)           Reports on Form 8-K:

On March 22, 2005 the Company filed a Form 8-K Report announcing the awarding of bonuses to six senior executives and key employees.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOKINETICS INC.

Date: May 16, 2005	/s/ David A. Johnson
David A. Johnson
President and Chief Executive Officer

Date: May 16, 2005	/s/ Thomas J. Concannon
Thomas J. Concannon
Vice President and Chief Financial Officer