Form 10-Q
period 2005-06-30
GEOKINETICS INC
filed 2005-08-15
CIK 314606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes   ☒          No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes   ☐            No   ☒

At June 30, 2005, there were 18,992,113 shares of common stock, par value $0.01 per share, outstanding.

GEOKINETICS INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GEOKINETICS INC.

Consolidated Balance Sheets

ASSETS

	June 30 2005	December 31 2004
	Unaudited
Current Assets:
Cash	$3,627,041	$2,399,927
Receivables, net of allowance for doubtful accounts of $76,770 in 2004	7,051,583	4,969,822
Work in Progress	1,467,262	1,214,722
Prepaid expenses	211,208	373,622

Total Current Assets	12,357,094	8,958,093

Property and Equipment:
Equipment	22,217,405	21,717,334
Buildings	293,475	289,864
Land	23,450	23,450
	22,534,330	22,030,648
Less accumulated depreciation	(20,170,512)	(19,784,088)
Total Property and Equipment	2,363,818	2,246,560

Other Assets:
Deferred charges	234,254	115,911
Restricted investments	196,907	210,407
Other assets	45,583	45,583

Total Other Assets	476,744	371,901

Total Assets	$15,197,656	$11,576,554

See accompanying notes to the financial statements.

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	June 30 2005	December 31 2004
	Unaudited
Current Liabilities:
Current maturities of long-term debt	$528,342	$685,052
Current portion of GeoLease liability	1,116,116	1,072,495
Current portion of capital leases	213,069	237,313
Accounts payable	6,049,894	2,307,907
Accrued liabilities	1,681,866	1,387,414
Due to officers and stockholders	552,373	552,373
Deferred revenue	3,359,612	2,427,269
Notes payable	72,682	283,190
Advances for lease bank	100,000	100,000

Total Current Liabilities	13,673,954	9,053,013

Long-term debt, net of current maturities	—	181,834

GeoLease liability, long-term	1,475,916	2,256,057

Other Liabilities:
Non-current portion of capital leases	25,108	66,193

Total Liabilities	15,174,978	11,557,097

Redeemable Preferred Stock
Redeemable preferred stock, Series A, $10.00 par value, 100,000 shares authorized, 8,333 shares issued and outstanding	2,484,690	2,397,843

Stockholders’ Equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 18,992,113 shares outstanding	189,922	189,922
Additional paid in capital	35,683,184	35,770,031
Accumulated other comprehensive (loss) – foreign currency translation	(24,862)	—
Accumulated (deficit)	(38,310,256)	(38,338,339)

Total Stockholders’ (Deficit)	(2,462,012)	(2,378,386)
Total Liabilities and Stockholders’ Deficit	$15,197,656	$11,576,554

See accompanying notes to the financial statements.

GEOKINETICS INC.

Statements of Operations

	Three Months Ended June 30 (Unaudited)		Six Months Ended June 30 (Unaudited)
	2005	2004	2005	2004
Revenues:
Seismic acquisition revenue	$12,395,543	$8,746,450	$24,321,748	$19,997,657
Data processing revenue	1,032,438	682,578	2,267,069	1,348,334
Total Revenues	13,427,981	9,429,028	26,588,817	21,345,991

Expenses:
General and administrative	515,385	639,928	1,217,727	1,230,225
Seismic acquisition operating expense	10,899,892	8,368,389	21,477,088	18,450,773
Data processing expense	1,643,596	1,476,575	3,314,925	2,661,760
Depreciation and amortization expense	176,267	183,308	388,588	445,107
Total Expenses	13,235,140	10,668,200	26,398,328	22,787,865

Income (Loss) from Operations	192,841	(1,239,172)	190,489	(1,441,874)

Other Income (Expense):
Interest income	16,576	5,265	31,263	11,816
Other income	118	398	235	512
Interest expense	(91,356)	(114,155)	(193,904)	(222,363)
Total Other (Expense)	(74,662)	(108,492)	(162,406)	(210,035)

Income (Loss) before provision for income tax	118,179	(1,347,664)	28,083	(1,651,909)

Provision for income tax	—	—	—	—

Net Income (Loss)	$118,179	$(1,347,664)	$28,083	$(1,651,909)

Returns to preferred stockholders Dividends and accretion costs	(43,424)	—	(86,847)	—
Income (Loss) applicable to common stockholders	$74,755	$(1,347,664)	$(58,764)	$(1,651,909)

Earnings (Loss) per common share
Basic	$0.00	$(0.07)	$(0.00)	$(0.09)
Diluted	$0.00	$(0.07)	$(0.00)	$(0.09)

Weighted average common shares and equivalents outstanding
Basic	18,992,113	18,992,113	18,992,113	18,992,113
Diluted	20,173,894	18,992,113	18,992,113	18,992,113

See accompanying notes to the financial statements.

GEOKINETICS INC.

Consolidated Statements of Cash Flows

	Six Months Ended June 30 (unaudited)
	2005	2004
OPERATING ACTIVITIES
Net Income (Loss)	$28,083	$(1,651,909)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	388,588	445,107
Changes in operating assets and liabilities
Accounts receivable and work in progress	(2,334,301)	(1,861,030)
Prepaid expenses and other assets	57,573	735,811
Accounts payable	3,741,987	(1,670,553)
Accrued liabilities and deferred revenue	1,225,683	1,849,614
Long-term lease liability	—	82,377
Net cash provided by (used in) operating activities	3,107,613	(2,070,583)

INVESTING ACTIVITIES
Purchases of capital assets	(417,240)	(291,815)
Net cash (used in) investing activities	(417,240)	(291,815)

FINANCING ACTIVITIES
Proceeds from short term debt	9,813	51,215
Payments on capital leases	(161,994)	(201,793)
Principal paid on long term debt	(1,076,423)	(867,410)
Principal paid on short term debt	(220,320)	(425,327)
Net cash (used in) financing activities	(1,448,924)	(1,443,315)
Other comprehensive (loss)	(14,335)	—
Net increase (decrease) in cash	1,227,114	(3,805,713)
Cash at beginning of period	2,399,927	5,057,892
Cash at end of period	$3,627,041	$1,252,179

Supplemental disclosures related to cash flows:

Equipment totaling $96,440 and $323,871 was acquired in the first six months of 2005 and 2004, respectively, through the issuance of capital leases.

Interest of $193,904 and $222,363 was paid in the first six months of 2005 and 2004, respectively.

See accompanying notes to the financial statements.

GEOKINETICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             Organization

Geokinetics Inc. (the “Company”), a Delaware corporation, was incorporated in 1980.  The Company is a technologically advanced provider of seismic acquisition and high-end seismic data processing services to the oil and gas industry.

2.             Basis of Presentation and Significant Accounting Policies

The unaudited financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to provide a fair presentation of the financial condition and results of operations for the periods presented.  All such adjustments are of a normal recurring nature.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  These financial statements should be read in conjunction with the financial statements and notes included in the Company’s latest Annual Report on Form 10-KSB for the year ended December 31, 2004.  The results of operations for the six months ended June 30, 2005, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2005.

There were no changes to the Company’s Critical Accounting Policies, as described in its annual report on Form 10-K, during the six months ended June 30, 2005.

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

	Three Months Ended June 30
	2005	2004
Income (Loss) applicable to common stockholders	$74,755	$(1,347,664)
Less compensation cost determined under the fair value method	(60,738)	(10,990)
Pro forma Income (Loss) applicable to common stockholders	$14,017	$(1,358,654)

Basic earnings per share:
As reported	$0.00	$(0.07)
Pro forma	0.00	(0.07)

Diluted earnings per share:
As reported	$0.00	$(0.07)
Pro forma	0.00	(0.07)

	Six Months Ended June 30
	2005	2004
(Loss) applicable to common stockholders	$(58,764)	$(1,651,909)
Less compensation cost determined under the fair value method	(110,826)	(21,980)
Pro forma (Loss) applicable to common stockholders	$(169,590)	$(1,673,889)

Basic and diluted earnings per share:
As reported	$(0.00)	$(0.09)
Pro forma	(0.01)	(0.09)

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

The Financial Accounting Standards Board (FASB) has announced it will require all public companies to expense the fair value of employee stock awards.  The final requirements will be effective for the Company for periods beginning after December 31, 2005.  The impact to the Company’s financial statements will be in the form of additional compensation expense upon the award of any stock option.  The amount of the compensation expense recognized will be dependent upon the value of the Company’s common stock and the number of options awarded.

3.             Long Term Debt

At June 30, 2005, the Company’s long-term debt was $528,342, all of which is current.  Long-term debt consists of a note to a financial institution, bearing interest at prime plus 1.5%.

At June 30, 2005, the Company had a long-term liability to GeoLease Partners, L.P., a Delaware limited partnership (“GeoLease”), in the amount of $2,592,032, including $1,116,116 in current maturities.  GeoLease is the holder of the Company’s seismic acquisition equipment lease.

At June 30, 2005, the Company had long-term capital leases in the amount of $238,177, including $213,069 in current maturities, with interest rates ranging from 8% to 12%.

4.             Bonuses and Comparability

The results for the first six months of 2005 include discretionary bonuses of approximately $475,000.  Discretionary bonuses of approximately $204,000 were paid and expensed during the same period of 2004.

5.             Segment Information

The following table sets forth the Company’s significant information from reportable segments.

	For the Quarter Ended June 30, 2005
	Seismic Acquisition	Data Processing	Totals
Revenues from external customers	$12,395,543	$1,032,438	$13,427,981

Segment Profit (Loss)	1,268,560	(931,538)	337,022

Segment Assets	8,907,513	2,589,942	11,497,455

	For the Quarter Ended June 30, 2004
	Seismic Acquisition	Data Processing	Totals
Revenues from external customers	$8,746,450	$682,578	$9,429,028

Segment Profit (Loss)	62,312	(1,098,345)	(1,036,033)

Segment Assets	7,190,563	2,825,473	10,016,036

	For the Six Months Ended June 30, 2005
	Seismic Acquisition	Data Processing	Totals
Revenues from external customers	$24,321,748	$2,267,069	$26,588,817

Segment Profit (Loss)	2,236,444	(1,693,785)	542,659

Segment Assets	8,907,513	2,589,942	11,497,455

	For the Six Months Ended June 30, 2004
	Seismic Acquisition	Data Processing	Totals
Revenues from external customers	$19,997,657	$1,348,334	$21,345,991

Segment Profit (Loss)	824,313	(1,910,993)	(1,086,680)

Segment Assets	7,190,563	2,825,473	10,016,036

The following table reconciles reportable segment profit (loss) to consolidated profit (loss):

	For the Quarter Ended June 30
	2005	2004
PROFIT OR (LOSS)
Total profit (loss) for reportable segments	$337,022	$(1,036,033)
Unallocated amounts:
Corporate expenses net of interest earnings	(215,379)	(308,482)
Corporate interest expense	(2,624)	(2,111)
Depreciation	(840)	(1,038)
Total Consolidated Profit (Loss)	$118,179	$(1,347,664)

	For the Six Months Ended June 30
	2005	2004
PROFIT OR (LOSS)
Total profit (loss) for reportable segments	$542,659	$(1,086,680)
Unallocated amounts:
Corporate expenses net of interest earnings	(507,619)	(558,727)
Corporate interest expense	(5,145)	(4,500)
Depreciation	(1,812)	(2,002)
Total Consolidated Profit (Loss)	$28,083	$(1,651,909)

6.             Comprehensive Income (Loss)

SFAS 130 “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  Comprehensive income generally represents all changes in stockholders equity (deficit) during the period except those resulting from investments by, or distributions to, stockholders.  The Company has comprehensive income (loss) related to changes in foreign currency to U.S. dollar exchange rates, which is recorded as follows:

	Three Months Ended June 30
	2005	2004
Net income (loss)	$118,179	$(1,347,664)
Foreign currency translation adjustment	(22,954)	—
Comprehensive income (loss)	$95,225	$(1,347,664)

	Six Months Ended June 30
	2005	2004
Net income (loss)	$28,083	$(1,651,909)
Foreign currency translation adjustment	(24,862)	—
Comprehensive income (loss)	$3,221	$(1,651,909)

7.             Earnings (Loss) per Common Share

The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (Statement 128).  Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share.  Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities.  Diluted earnings per share is similar to the previously reported fully diluted earnings per share.  All earnings per share amounts for all periods have been presented, and when appropriate, restated to conform to the Statement 128 requirements.  The company’s calculation of diluted shares for the three months ended June 30, 2005 excluded 105,189 shares associated with employee options and 8,333,000 shares related to convertible preferred stock.  The impact of such items are excluded from the calculation of earnings per common share on a diluted basis as their effect is anti-dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three months Ended June 30		Six months Ended June 30
	2005	2004	2005	2004

Numerator:
Income (Loss) applicable to common stockholders	$74,755	$(1,347,664)	$(58,764)	$(1,651,909)

Denominator
Denominator for basic earnings (loss) per common share	18,992,113	18,992,113	18,992,113	18,992,113

Effect of dilutive securities – employee stock options	1,181,781	—	—	—

Denominator for diluted earnings (loss) per common share	20,173,894	18,992,113	18,992,113	18,992,113

Earnings (Loss) per common share
Basic	$0.00	$(0.07)	$(0.00)	$(0.09)
Diluted	$0.00	$(0.07)	$(0.00)	(0.09)

8.             Subsequent Events

On August 1, 2005, the Company announced it had entered into an agreement to purchase all of the stock of Trace Energy Services, Ltd. (“Trace”) of Calgary, Alberta, Canada for approximately CDN $35,000,000 in cash, subject to certain adjustments, and 1,000,000 shares of Geokinetics Common Stock.  Trace, which operates in the United States and Canada, performs 2-D, 3-D and 4-D seismic surveys using both conventional analog and digital seismic equipment for a wide range of customers exploring for oil and gas reserves.  Trace also has the technical capability to record shear wave data utilizing the I/O System Four Vectorseis recording system.  Closing of the transaction, which is subject to certain conditions contained in the purchase agreement, including receipt of satisfactory financing, is expected to occur during the fourth quarter of 2005.  Completion of the transaction will provide the Company with geographic diversification and revenue expansion opportunities and allow the Company to operate as many as nine seismic crews in the North American market.

Effective August 8, 2005, Quantum elected to exercise its option to purchase a 5040 channel RSR System II under the terms and conditions of a certain letter agreement by and between Quantum and an industry equipment supplier.  Prior to exercising this option, Quantum has been leasing the underlying equipment on a month to month basis since mid January of this year.  Quantum is now obligated to make payments totaling approximately $1,753,000 over the period of July, 2005 through May 2006 to satisfy the option.  Upon satisfactory completion of the above noted payments, Quantum will have satisfied the option obligations and title to the underlying equipment will pass to Quantum.

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

Overview

The Company provides seismic acquisition and high-end seismic data processing services to the oil and gas industry through its wholly-owned subsidiaries, Quantum Geophysical, Inc.(“Quantum”) and Geophysical Development Corporation (“GDC”).

The seismic service industry is dependent upon the spending levels established by oil and gas companies for exploration, development, exploitation and production of oil and natural gas.  These spending levels have traditionally depended upon the prices paid for oil and natural gas.  During the late 1990’s and early 2000’s, oil and natural gas exploration activities slowed as a result of a precipitous drop in oil and natural gas prices which occurred during 1998 and 1999.  However, the oil and natural gas industry has seen significant increases in activity resulting from continuing high commodity prices for oil and natural gas.  The Company’s seismic acquisition segment has benefited from these increased levels of activity as well as from its reputation as a provider of high quality seismic surveys.  The Company has seen its seismic acquisition revenues increase year over year for the past several years.  Results for the first six months of 2005 increased from the levels attained during the same period of 2004.  While demand for the Company’s services has significantly improved, the Company continues to experience significant competition in its marketplace which has prevented the Company from benefiting from increased pricing for its services.

During the second quarter of 2005, the Company continued to operate three seismic acquisition crews on a continuous basis.  The Company believes that its current backlog for seismic acquisition projects is sufficient to keep three seismic acquisition crews in operation into early 2006.  In order to field a third seismic acquisition crew, the Company has been leasing the necessary seismic acquisition equipment. Subsequent to the quarter-end, Quantum elected to exercise an option to purchase the equipment it had previously been leasing. The Company will continue to aggressively compete for additional seismic acquisition projects from both existing and prospective clients.

During the second quarter of 2005, revenues at the Company’s seismic data processing segment continued to increase, when compared to the same period of 2004, and the segment experienced a small improvement in operating results.  This is the fourth consecutive quarter that revenues have increased when compared to the respective prior year’s quarterly periods.  While the Company is encouraged by this situation, it can not as yet give its assurance that this trend will continue.  The Company’s seismic data processing segment continues to operate at a significant loss and has not as yet benefited from improved industry conditions.  The Company continues in its efforts to upgrade both its technological capabilities as well as the capabilities of its professional staff.

Subsequent to the end of the second quarter, the Company entered into an agreement to purchase all of the stock of Trace Energy Services Ltd. (“Trace”) of Calgary, Alberta, Canada for approximately CDN $35,000,000 in cash, subject to certain adjustments, and 1,000,000 shares of Geokinetics Common Stock. Trace, which operates in the United States and Canada, performs 2-D 3-D and 4-D seismic surveys using both conventional analog and digital seismic equipment for a wide range of customers exploring for oil and gas reserves. Trace also has the technical capability to record shear wave data utilizing the I/O System Four Vectorseis recording system. Closing of the transaction, which is subject to certain conditions contained in the purchase agreement, including receipt of satisfactory financing, is expected to occur during the fourth quarter of 2005. Upon completion of the transaction, the Company will have the ability to operate as many as nine seismic crews in the North American market and provides the Company with geographic diversification and revenue expansion opportunities.

Results of Operations

Revenues for the first six months of 2005 totaled $26,588,817 as compared to $21,345,991 for the same period of 2004, an increase of 25%.  For the three months ended June 30, 2005, revenues totaled $13,427,981, as compared to $9,429,028 for the same period of fiscal year 2004, an increase of 42%.  This increase in revenue is primarily attributable to the Company’s seismic acquisition segment.  Seismic acquisition revenue totaled $24,321,748 as compared to $19,997,657 for the first six months of 2004, an increase of 22%.  Seismic data processing revenue totaled $2,267,069 at June 30, 2005 as compared to $1,348,334 for the same period of 2004, an increase of 68%.  While demand for the Company’s services improved during the second quarter of 2005, the Company continues to experience significant competition at both its operating segments which tends to prevent the Company from substantially increasing the prices it can charge for its services.

Operating expenses for the six months ended June 30, 2005 totaled $24,792,013 as compared to $21,112,533 for the same period of 2004, an increase of 17%.  For the quarter ended June 30, 2005, operating expenses totaled $12,543,488 as compared to $9,844,964 for the same quarter of 2004, an increase of 27%.  These increases are primarily the result of increased activity at both of the Company’s operating segments.  Seismic acquisition operating expenses for the first six months of 2005 increased 16% to $21,477,088 from $18,450,773 for the same period of 2004.  For the six months ended June 30, 2005, seismic data processing operating expenses totaled $3,314,925 as compared to $2,661,760 for the same period of 2004, an increase of 25%.  Increased operating expenses at the seismic acquisition segment resulted primarily from increased activity and the fielding of a third crew.  Operating expenses increased at the Company’s seismic data processing segment primarily due to increased levels of activity as well as costs associated with the upgrading of the segment’s professional staff.

General and administrative expense for the six months ended June 30, 2005 was $1,217,727 as compared to $1,230,225 for the same period of 2004, a decrease of 1%.  For the quarter ended June 30, 2005 general and administrative expense totaled $515,385, as compared to $639,928 for the same period of fiscal 2004, a decrease of 19%.  Decreases in general and administrative expense are primarily attributable to personnel expenditure stability and decreased legal expenditures.

Depreciation and amortization expense for the six months ended June 30, 2005 totaled $388,588 as compared to $445,107 for the same period of 2004, a decrease of 13%.  For the three months ended June 30, depreciation and amortization expense decreased from $183,308 in 2004 to $176,267 in 2005, a decrease of 4%. This decrease is primarily the result of a continuing decline in the basis of the Company’s depreciable assets.

Interest expense (net of interest income) for the first six months of 2005 decreased 23% to $162,641 as compared to $210,547 for the same period of 2004.  Interest expense for the quarter ended June 30, 2005 decreased to $74,780, as compared to $108,890 for the same period of 2004, a decrease of 31%.  This decrease was primarily due to the continuing reduction in the balances of the Company’s long-term debt and GeoLease liability.

The Company had a net loss applicable to common stockholders of $58,764, or $(0.00) per share, for the six months ended June 30, 2005 as compared to a net loss applicable to common stockholders of $1,651,909, or $(0.09) per share, for the same period of 2004.  For the three months ended June 30, 2005, the Company had income applicable to common stockholders of $74,755, or $0.00 per share, as compared to a net loss applicable to common stockholders of $1,347,664, or $(0.07) per share for the same period of 2004.  The reduction in the Company’s net loss of approximately 96% is primarily due to an increase in operating profits at the Company’s seismic acquisition segment.

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

On May 2, 2003, the Company completed a comprehensive debt restructuring with its principal creditors.  Pursuant to the restructuring the Company (i) effected a reverse stock split of its common stock at a ratio of 1-for-100, (ii) eliminated approximately $80,000,000 in long-term debt obligations through cash settlements or debt conversions into common stock, (iii) reduced and restructured its obligations to GeoLease, and (iv) completed a $3,500,000 private placement from a group of private investors.

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

Net cash provided by operating activities was $3,107,613 for the first six months of 2005 as compared to cash used by operating activities of $2,070,583 for the first six months of 2004.  These amounts result from the Company’s operating results adjusted by changes in working capital and depreciation.  The increase in cash provided by operating activities in the first six months of 2005 was primarily the result of improvement in the Company’s net income and an increase in the Company’s accounts payable and accrued liabilities balances.

Net cash used in investing activities was $417,240 for the first six months of 2005 and $291,815 for the first six months of 2004.  These amounts represent capital expenditures made during the respective six month periods.  The increase in investing activities during the first six months of 2005 was a result of the outfitting of a third seismic acquisition crew and compute capacity increases at the Company’s seismic data processing segment.

Net cash used in financing activities was $1,448,924 for the six months ended June 30, 2005 and $1,443,315 for the six months ended June 30, 2004.  These totals represent payments made on the Company’s various debt obligations.

Quantum’s exercise of an option to purchase certain leased equipment subsequent to the end of the second quarter created an obligation to make payments totaling approximately $1,753,000 over the period of July, 2005 through May, 2006.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements for the six-month period ended June 30, 2005 that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Critical Accounting Policies and Estimates

There were no changes to the Company’s Critical Accounting Policies, as described in its Annual Report on Form 10-K, during the six months ended June 30, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates.  Market risk is defined for these purposes as the potential for change in the fair value of debt instruments resulting from an adverse movement in interest rates.  As of June 30, 2005 the Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable, the GeoLease liability and redeemable preferred stock.  The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair market value due to the short maturity of those instruments.  The carrying amount of debt reported in the consolidated balance sheets approximate fair value because, in general, the interest on the underlying instruments approximates market rates.  The carrying amount of redeemable preferred stock approximates fair value as the securities were sold on November 30, 2004 in an arm’s length transaction for which a fairness opinion was issued by an independent third party.  The Company is not a party to any hedge arrangements, commodity swap agreement or other derivative financial instruments.  The Company’s seismic acquisition segment operates exclusively within the United States.  The Company’s seismic data processing segment utilizes a foreign subsidiary, located in the United Kingdom, to conduct operations outside of the United States.  This operation exposes the Company to market risks from changes in foreign exchange rates.  However, to date, the level of activity has not been of a material nature.

Item 4.    Controls and Procedures

Under the supervision and with the participation, of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company has performed an evaluation of the design, operation and effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2005.  Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that such disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in its reports filed or submitted under the Exchange Act within the required time period.  There have not been any changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the six months ended June 30, 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

GEOKINETICS INC.

Date: August 15, 2005	/s/ David A. Johnson
David A. Johnson
President and Chief Executive Officer

Date: August 15, 2005	/s/ Thomas J. Concannon
Thomas J. Concannon
Vice President and Chief Financial Officer