Form 10-Q
period 2005-09-30
GEOKINETICS INC
filed 2005-11-21
CIK 314606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No   ☒

At September 30, 2005, there were 18,992,113 shares of common stock, par value $0.01 per share, outstanding.

GEOKINETICS INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GEOKINETICS INC.

Consolidated Balance Sheets

ASSETS

	September 30 2005	December 31 2004
	Unaudited
Current Assets:
Cash	$4,210,143	$2,399,927
Receivables	4,961,788	4,969,822
Work in Progress	2,083,037	1,214,722
Prepaid expenses	83,585	373,622

Total Current Assets	11,338,553	8,958,093

Property and Equipment:
Equipment	24,467,709	21,717,334
Buildings	299,672	289,864
Land	23,450	23,450
	24,790,831	22,030,648
Less accumulated depreciation	(20,409,197)	(19,784,088)
Total Property and Equipment	4,381,634	2,246,560

Other Assets:
Deferred charges	149,341	115,911
Restricted investments	196,907	210,407
Other assets	45,583	45,583

Total Other Assets	391,831	371,901

Total Assets	$16,112,018	$11,576,554

See accompanying notes to the financial statements.

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	September 30	December 31
	2005	2004
	Unaudited
Current Liabilities:
Current maturities of long-term debt	$354,697	$685,052
Current portion of GeoLease liability	1,138,588	1,072,495
Current portion of capital leases	1,849,521	237,313
Accounts payable	5,655,969	2,307,907
Accrued liabilities	1,422,985	1,387,414
Due to officers and stockholders	552,373	552,373
Deferred revenue	3,262,572	2,427,269
Notes payable	—	283,190
Advances for lease bank	100,000	100,000

Total Current Liabilities	14,336,705	9,053,013

Long-term debt, net of current maturities	—	181,834

GeoLease liability, long-term	1,287,132	2,256,057

Other Liabilities:
Non-current portion of capital leases	73,861	66,193

Total Liabilities	15,697,698	11,557,097

Redeemable Preferred Stock
Redeemable preferred stock, Series A, $10.00 par value, 100,000 shares authorized, 8,333 shares issued and outstanding	2,528,113	2,397,843

Stockholders’ Equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 18,992,113 shares outstanding	189,922	189,922
Additional paid in capital	35,639,761	35,770,031
Accumulated other comprehensive (loss) – foreign currency translation	(49,501)	—
Accumulated (deficit)	(37,893,975)	(38,338,339)

Total Stockholders’ (Deficit)	(2,113,793)	(2,378,386)
Total Liabilities and Stockholders’ Deficit	$16,112,018	$11,576,554

See accompanying notes to the financial statements.

GEOKINETICS INC.

Statements of Operations

	Three Months Ended September 30		Nine Months Ended September 30
	(Unaudited)		(Unaudited)
	2005	2004	2005	2004
Revenues:
Seismic acquisition revenue	$14,666,531	$10,934,704	$38,988,278	$30,932,361
Data processing revenue	851,400	1,160,985	3,118,469	2,509,319
Total Revenues	15,517,931	12,095,689	42,106,747	33,441,680

Expenses:
General and administrative	692,833	555,111	1,910,559	1,785,336
Seismic acquisition operating expense	12,583,793	8,943,297	34,060,881	27,394,070
Data processing operating expense	1,513,541	1,530,920	4,828,466	4,192,680
Depreciation and amortization expense	238,685	183,609	627,273	628,716
Total Expenses	15,028,852	11,212,937	41,427,179	34,000,802

Income (Loss) from Operations	489,079	882,752	679,568	(559,122)

Other Income (Expense):
Interest income	29,776	5,315	61,039	17,131
Other income	500	107	735	619
Interest expense	(103,074)	(110,920)	(296,978)	(333,282)
Total Other Income (Expense)	(72,798)	(105,498)	(235,204)	(315,532)

Income (Loss) before provision for income tax	416,281	777,254	444,364	(874,654)

Provision for income tax	—	—	—	—

Net Income (Loss)	$416,281	$777,254	$444,364	$(874,654)

Returns to preferred stockholders
Dividend and accretion costs	(43,424)	—	(130,271)	—
Income (Loss) applicable to common Stockholders	$372,857	$777,254	$314,093	$(874,654)

Earnings (Loss) per common share	$0.02	$0.04	$0.02	$(0.05)
Basic	$0.01	$0.04	$0.02	$(0.05)
Diluted

Weighted average common shares and equivalents outstanding
Basic	18,992,113	18,992,113	18,992,113	18,992,113
Diluted	28,494,972	19,199,111	28,383,996	18,992,113

See accompanying notes to the financial statements.

GEOKINETICS INC.

Statements of Cash Flows

	Nine Months Ended September 30
	(Unaudited)
	2005	2004
OPERATING ACTIVITIES
Net Income (Loss)	$444,364	$(874,654)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	627,273	628,716
Changes in operating assets and liabilities
Accounts receivable and work in progress	(860,281)	905,449
Prepaid expenses and other assets	270,107	425,112
Accounts payable	3,348,062	(1,970,410)
Accrued liabilities and deferred revenue	869,762	(461,750)
Net cash provided by (used in) operating activities	4,699,287	(1,347,537)

INVESTING ACTIVITIES
Purchases of capital assets	(488,623)	(332,833)
Net cash (used in) investing activities	(488,623)	(332,833)

FINANCING ACTIVITIES
Proceeds from short-term debt	9,813	51,215
Payments on capital leases	(680,770)	(278,306)
Principal paid on long-term debt	(1,416,631)	(1,176,994)
Principal paid on short-term debt	(292,753)	(559,637)
Net cash (used in) financing activities	(2,380,341)	(1,963,722)

Other comprehensive (loss)	(20,107)	—
Net increase (decrease) in cash	1,810,216	(3,644,092)
Cash at beginning of period	2,399,927	5,057,892
Cash at end of period	$4,210,143	$1,413,800

Supplemental disclosures related to cash flows:

Equipment totaling $2,254,883 and $350,126 was acquired in the first nine months of 2005 and 2004, respectively, through the issuance of capital leases.

Interest of $296,978 and $333,282 was paid in the first nine months of 2005 and 2004, respectively.

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

2.                                      Basis of Presentation and Significant Accounting Policies

The unaudited financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to provide a fair presentation of the financial condition and results of operations for the periods presented.  All such adjustments are of a normal recurring nature.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  These financial statements should be read in conjunction with the financial statements and notes included in the Company’s latest Annual Report on Form 10-KSB for the year ended December 31, 2004.  The results of operations for the nine months ended September 30, 2005, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2005.

There were no changes to the Company’s Critical Accounting Policies, as described in its Annual Report on Form 10-KSB, during the nine months ended September 30, 2005.

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

	Three Months Ended September 30
	2005	2004
Income applicable to common stockholders	$372,857	$777,254
Less compensation cost determined under the fair value method	(55,413)	(10,990)
Pro forma Income applicable to common stockholders	$317,444	$766,264

Basic earnings per share:
As reported	$0.02	$0.04
Pro forma	0.02	0.04

Diluted earnings per share:
As reported	$0.01	$0.04
Pro forma	0.01	0.04

	Nine Months Ended September 30
	2005	2004
Income (loss) applicable to common stockholders	$314,093	$(874,654)
Less compensation cost determined under the fair value method	(166,238)	(32,970)
Pro forma income (loss) applicable to common stockholders	$147,855	$(907,624)

Basic earnings per share:
As reported	$0.02	$(0.05)
Pro forma	0.01	(0.05)

Diluted earnings per share:
As reported	0.02	(0.05)
Pro forma	0.01	(0.05)

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

3.                                      Long Term Debt

At September 30, 2005, the Company’s long-term debt was $354,697, all of which was current.  Long-term debt consists of a note to a financial institution, bearing interest at prime plus 1.5%.

At September 30, 2005, the Company had a long-term liability to GeoLease Partners, L.P., a Delaware limited partnership (“GeoLease”), in the amount of $2,425,720, including $1,138,588 in current maturities.  GeoLease is the holder of the Company’s seismic acquisition equipment lease.

At September 30, 2005, the Company had long-term capital leases in the amount of $1,923,382, including $1,849,521 in current maturities, with interest rates ranging from 8% to 12%.

4.                                      Bonuses and Comparability

The results for the first nine months of 2005 include discretionary bonuses of approximately $475,000.  Discretionary bonuses of approximately $204,000 were paid and expensed during the same period of 2004.

5.                                      Segment Information

The following table sets forth the Company’s significant information from reportable segments.

	For the Quarter Ended September 30, 2005
	Seismic Acquisition	Data Processing	Totals
Revenues from external customers	$14,666,531	$851,400	$15,517,931

Segment Profit (Loss)	1,730,864	(996,126)	734,738

Segment Assets	8,208,379	2,687,280	10,895,659

	For the Quarter Ended September 30, 2004
	Seismic Acquisition	Data Processing	Totals
Revenues from external customers	$10,934,704	$1,160,985	$12,095,689

Segment Profit (Loss)	1,683,011	(673,326)	1,009,685

Segment Assets	4,472,862	3,378,159	7,851,021

	For the Nine Months Ended September 30, 2005
	Seismic Acquisition	Data Processing	Totals
Revenues from external customers	$38,988,278	$3,118,469	$42,106,747

Segment Profit (Loss)	3,967,308	(2,689,912)	1,277,396

Segment Assets	8,208,379	2,687,280	10,895,659

	For the Nine Months Ended September 30, 2004
	Seismic Acquisition	Data Processing	Totals
Revenues from external customers	$30,932,361	$2,509,319	$33,441,680

Segment Profit (Loss)	2,507,324	(2,584,318)	(76,994)

Segment Assets	4,472,862	3,378,159	7,851,021

The following table reconciles reportable segment profit (loss) to consolidated profit (loss):

	For the Quarter Ended September 30
	2005	2004
PROFIT OR (LOSS)
Total profit (loss) for reportable segments	$734,738	$1,009,685
Unallocated amounts:
Corporate expenses net of interest earnings	(315,328)	(229,273)
Corporate interest expense	(2,357)	(2,120)
Depreciation	(772)	(1,038)
Total Consolidated Profit (Loss)	$416,281	$777,254

	For the Nine Months Ended September 30
	2005	2004
PROFIT OR (LOSS)
Total profit (loss) for reportable segments	$1,277,396	$(76,994)
Unallocated amounts:
Corporate expenses net of interest earnings	(822,946)	(788,000)
Corporate interest expense	(7,502)	(6,620)
Depreciation	(2,584)	(3,040)
Total Consolidated Profit (Loss)	$444,364	$(874,654)

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

	Three Months Ended September 30
	2005	2004
Net income	$416,281	$777,254
Foreign currency translation adjustment	(24,639)	—
Comprehensive income	$391,642	$777,254

	Nine Months Ended September 30
	2005	2004
Net income (loss)	$444,364	$(874,654)
Foreign currency translation adjustment	(49,501)	—
Comprehensive income (loss)	$394,863	$(874,654)

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Numerator:
Income (Loss) applicable to common stockholders	$372,857	$777,254	$314,093	$(874,654)

Denominator:
Denominator for basic earnings (loss) per common share	18,992,113	18,992,113	18,992,113	18,992,113

Effect of dilutive securities
Employee stock options	1,159,859	206,998	1,058,883	—
Convertible preferred stock	8,333,000	—	8,333,000	—

Denominator for diluted earnings (loss)	28,484,972	19,199,111	28,383,996	18,992,113

Earnings (Loss) per common share
Basic	$0.02	$0.04	$0.02	$(0.05)
Diluted	$0.01	$0.04	$0.02	$(0.05)

8.                                            Acquisition

On August 1, 2005, the Company announced it had entered into an agreement to purchase all of the stock of Trace Energy Services, Ltd. (“Trace”) of Calgary, Alberta, Canada for approximately CDN $35,000,000 in cash, subject to certain adjustments, and 1,000,000 shares of Geokinetics Common Stock.  Trace, which operates in the United States and Canada, performs 2-D, 3-D and 4-D seismic surveys using both conventional analog and digital seismic equipment for a wide range of customers exploring for oil and gas reserves.  Trace also has the technical capability to record shear wave data utilizing the I/O System Four Vectorseis recording system.  Closing of the transaction is subject to certain conditions contained in the purchase agreement, including receipt of satisfactory financing.  The Company anticipates completing a private equity offering or a combination of equity and debt financing to allow it to complete the Trace acquisition during the fourth quarter of 2005.  Completion of the transaction will provide the Company with geographic diversification and revenue expansion opportunities and allow the Company to operate as many as nine seismic crews in the North American market.

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

Overview

The Company provides seismic acquisition and high-end seismic data processing services to the oil and gas industry through its wholly-owned subsidiaries, Quantum Geophysical, Inc. (“Quantum”) and Geophysical Development Corporation (“GDC”).

The seismic service industry is dependent upon the spending levels established by oil and gas companies for exploration, development, exploitation and production of oil and natural gas.  These spending levels have traditionally depended upon the prices paid for oil and natural gas.  During the late 1990’s and early 2000’s, oil and natural gas exploration activities slowed as a result of a precipitous drop in oil and natural gas prices which occurred during 1998 and 1999.  However, the oil and natural gas industry has seen significant increases in activity resulting from continuing high commodity prices for oil and natural gas.  The Company’s seismic acquisition segment has benefited from these increased levels of activity as well as from its reputation as a provider of high quality seismic surveys.  The Company has seen its seismic acquisition revenues increase year over year for the past several years.  Results for the first nine months of 2005 increased from the levels attained during the same period of 2004.  While demand for the Company’s services has significantly improved, the Company continues to experience significant competition in its marketplace which has prevented the Company from benefiting from increased pricing for its services.

During the third quarter of 2005, the Company continued to operate three seismic acquisition crews on a continuous basis.  The Company believes that its current backlog for seismic acquisition projects is sufficient to keep three seismic acquisition crews in operation into the third quarter of 2006.  During the third quarter, the Company elected to exercise an option to purchase a 5,040 channel RSR System II from an industry equipment supplier.  Prior to exercising this option, the Company had been leasing the underlying equipment on a month-to-month basis since mid-

January of this year.  The Company will continue to aggressively compete for additional seismic acquisition projects from both existing and prospective clients.

During the third quarter of 2005, the Gulf Coast region of the United States was directly impacted by Hurricanes Katrina and Rita.  The Company’s ongoing operations were not affected by Hurricane Katrina.  However, the Company had one seismic acquisition crew which was operating in an area directly impacted by Hurricane Rita.  This seismic acquisition crew lost approximately ten days of recording activities, at the end of the third quarter, as a result of Hurricane Rita.  The Company did not sustain any material equipment damage as a consequence of Hurricane Rita.  Startup operations on another Company project in the immediate area were also curtailed for the last ten days of the quarter due to the effect of Rita.  The Company estimates that the negative impact on its third quarter revenues as a result of Hurricane Rita was approximately $900,000.

Although revenues at the Company’s seismic data processing segment for the nine months ended September 30, 2005 increased, when compared to the same period of 2004, revenues for the third quarter of 2005 declined, when compared to the third quarter of 2004.  Prior to this quarter, quarterly revenues had increased for four consecutive quarters when compared to the respective prior year’s quarterly periods.  The Company anticipates that this decline in revenues will continue into the fourth quarter.  Additionally, this segment continues to operate at a significant loss and has not as yet benefited from improved industry conditions.  The Company is continuing in its efforts to upgrade both its technological capabilities as well as the capabilities of its professional staff.

The Company announced on August 1, 2005 that it had entered into an agreement to purchase all of the stock of Trace Energy Services, Ltd. (“Trace”) of Calgary, Alberta, Canada for approximately CDN $35,000,000 in cash, subject to certain adjustments, and 1,000,000 shares of Geokinetics Common Stock.  Trace, which operates in the United States and Canada, performs 2-D, 3-D and 4-D seismic surveys using both conventional analog and digital seismic equipment for a wide range of customers exploring for oil and gas reserves.  Trace also has the technical capability to record shear wave data utilizing the I/O System Four Vectorsies recording system.  Closing of the transaction is subject to certain conditions contained in the purchase agreement, including receipt of satisfactory financing.  The Company anticipates completing a private equity offering or a combination of equity and debt financing to allow it to complete the Trace acquisition during the fourth quarter of 2005.  Completion of the transaction, will provide the Company with geographic diversification and revenue expansion opportunities and allow the Company to operate as many as nine seismic crews in the North American market.

Results of Operations

Revenues for the nine months ended September 30, 2005 totaled $42,106,747 as compared to $33,441,680 for the same period of 2004, an increase of 26%.  For the three months ended September 30, 2005, revenues totaled $15,517,931, as compared to $12,095,689 for the same period of 2004, an increase of 28%.  This increase in revenue is primarily attributable to the Company’s seismic acquisition segment.  Seismic acquisition revenue totaled $38,988,278 as compared to $30,932,361 for the first nine months of 2004, an increase of 26%.  For the three months ended September 30, 2005, seismic acquisition revenue totaled $14,666,531 as compared to $10,934,704 for the same period of 2004, an increase of 34%.  Seismic data processing revenue totaled $3,118,649 for the nine months ended September 30, 2005 as compared to $2,509,319 for the same period of 2004, an increase of 24%.  However, for the three months ended September 30, seismic data processing revenue decreased from $1,160,985 in 2004 to $851,400 in 2005, a decrease of 27%.  The Company continues to experience significant competition in both its operating segments.

Operating expenses for the nine months ended September 30, 2005 totaled $38,889,347 as compared to $31,586,750 for the same period of 2004, an increase of 23%.  For the quarter ended September 30, 2005, operating expenses totaled $14,097,334 as compared to $10,474,217 for the same quarter of 2004, an increase of 35%.  These increases are primarily the result of increased activity at both of the Company’s operating segments.  Seismic acquisition operating expenses for the first nine months of 2005 increased 24% to $34,060,881 from $27,394,070 for the same period of 2004.  For the nine months ended September 30, 2005, seismic data processing operating expenses totaled $4,828,466 as compared to $4,192,680 for the same period of 2004, an increase of 15%.  Increased operating expenses at the seismic acquisition segment resulted primarily from increased activity and the fielding of a third crew.  Operating expenses increased at the Company’s seismic data processing segment primarily due to increased levels of activity as well as costs associated with the upgrading of the segment’s professional staff.

General and administrative expense for the nine months ended September 30, 2005 was $1,910,559 as compared to $1,785,336 for the same period of 2004, an increase of 7%.  For the quarter ended September 30, 2005 general and administrative expense totaled $692,833, as compared to $555,111 for the same period of fiscal 2004, an increase of 25%.  Increases in general and administrative expense are primarily attributable to personnel costs and increased audit and accounting fees.

Depreciation and amortization expense for the nine months ended September 30, 2005 totaled $627,273 as compared to $628,716 for the same period of 2004.  For the three months ended September 30, depreciation and amortization expense increased from $183,609 in 2004 to $238,685 in 2005, an increase of 30%. This increase is primarily the result of the addition of new equipment at both operating segments.

Interest expense (net of interest income) for the first nine months of 2005 decreased 25% to $235,939 as compared to $316,151 for the same period of 2004.  Interest expense (net of interest income) for the quarter ended September 30, 2005 decreased to $73,298, as compared to $105,605 for the same period of 2004, a decrease of 31%.  This decrease was primarily due to the continuing reduction in the balances of the Company’s long-term debt and GeoLease liability.

The Company had income applicable to common stockholders of $314,093, or $0.02 per share, for the nine months ended September 30, 2005 as compared to a loss applicable to common stockholders of $874,654, or $(0.05) per share, for the same period of 2004.  For the three months ended September 30, 2005, the Company had income applicable to common stockholders of $372,857, or $0.02 per share, as compared to income applicable to common stockholders of $777,254, or $0.04 per share for the same period of 2004.  The improvement in the Company’s nine month results is primarily due to an increase in operating profits at the Company’s seismic acquisition segment.

Liquidity and Capital Resources

The Company’s primary sources of cash are cash flow generated by its seismic acquisition and seismic data processing segments, private equity transactions, equipment financing and trade credit.  The Company’s primary uses of cash are for operating expenses associated with its seismic acquisition and seismic data processing segments and expenditures associated with upgrading and expanding of the Company’s operating segments capital asset base.  As such, the Company’s ability to maintain adequate cash balances is dependent upon levels of future demand for the services it provides to its customers.  In the past, the Company has relied upon cash flows from operations and private placements of equity and debt to meet its working capital and capital expenditure requirements.

On May 2, 2003, the Company completed a comprehensive debt restructuring with its principal creditors.  Pursuant to the restructuring the Company (i) effected a reverse stock split of its common stock at a ratio of 1-for-100, (ii) eliminated approximately $80,000,000 in long-term debt obligations through cash settlements or debt conversions into common stock, (iii) reduced and restructured its obligations to GeoLease and (iv) completed a $3,500,000 private placement from a group of private investors.

At the time of the May, 2003 restructuring, the Company’s accrued lease obligation to GeoLease was reduced to $3,700,000 from $6,675,530.  The outstanding balance of $3,700,000 was frozen as of May 2, 2003 but accrued interest at 6% per annum from May 1, 2002 until April 30, 2004 when such balance, plus accrued and unpaid interest, was payable in full.  In addition, the Company’s monthly payments under the lease, for continuing use of the seismic acquisition equipment, were reduced from $260,000 to $62,400 (inclusive of any applicable taxes) beginning May 1, 2002 until April 30, 2004.

On April 14, 2004, the Company and GeoLease agreed to a comprehensive restructuring of the equipment lease pursuant to the Amendment No. 2 of the equipment lease.  Under the terms of the restructuring, the Company is allowed to pay GeoLease the outstanding accrued lease obligation as of April 30, 2004 (totaling $4,170,419) in forty-eight monthly installments beginning May 1, 2004 and ending with a final payment in April, 2008.  The outstanding balance accrues interest at 8% per annum.  The Company’s monthly lease payments were reduced from $62,400 to $31,200 per month for the period beginning May 1, 2004 until October 31, 2004, further reduced to $21,200 per month for the period beginning November 1, 2004 until April 30, 2005, further reduced to $11,200 per month for the period beginning May 1, 2005 until April 30, 2007, and further reduced to $5,600 per month for the period beginning May 1, 2007 until April 30, 2008.  Under the terms of Amendment No. 2, the Company is also required to make mandatory annual prepayments of the outstanding accrued lease obligation should the Company have positive “Free Cash Flow” (as defined in Amendment No. 2), as calculated for each of the calendar years ending December 31, 2004 through December 31, 2007, until the balance is paid in full.  At the year end of each period, the Company will calculate its consolidated “Free Cash Flow” and for the period ended December 31, 2004 pay 37.5% of its calculated “Free Cash Flow” as a prepayment to GeoLease and in each of the subsequent yearly periods pay 50% of its calculated “Free Cash Flow” to GeoLease.   Any such prepayment will be applied to the last installments of the outstanding accrued lease obligation first.  Amendment No. 2 also requires the Company to make prepayments of cash proceeds received pursuant to certain financing transactions and certain sales of assets outside the ordinary course of business.  At December 31, 2004, the Company was not obligated to make a prepayment to GeoLease.

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

Net cash provided by operating activities was $4,699,287 for the first nine months of 2005 as compared to net cash used in operating activities of $1,347,537 for the first nine months of 2004.  These amounts result from the Company’s operating results adjusted by changes in working capital and depreciation.  The increase in cash provided by operating activities in the first nine months of 2005 was primarily the result of improvement in the Company’s net income and an increase in the Company’s accounts payable and accrued liabilities balances.

Net cash used in investing activities was $488,623 for the first nine months of 2005 and $332,833 for the first nine months of 2004.  These amounts represent capital expenditures made during the respective nine month periods.

Net cash used in financing activities was $2,380,341 for the nine months ended September 30, 2005 and $1,963,722 for the nine months ended September 30, 2004.  These totals represent payments made on the Company’s various debt obligations.

Quantum’s exercise of an option to purchase certain leased equipment during the third quarter created an obligation to make payments totaling approximately $1,753,000 during the period of July, 2005 through May, 2006.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements for the nine-month period ended September 30, 2005 that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Critical Accounting Policies and Estimates

There were no changes to the Company’s Critical Accounting Policies, as described in its Annual Report on Form 10-KSB, during the nine months ended September 30, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates.  Market risk is defined for these purposes as the potential for change in the fair value of debt instruments resulting from an adverse movement in interest rates.  As of September 30, 2005, the Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable, the GeoLease liability and redeemable preferred stock.  The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair market value due to the short maturity of those instruments.  The carrying amount of debt reported in the consolidated balance sheets approximate fair value because, in general, the interest on the underlying instruments approximates market rates.  The carrying amount of redeemable preferred stock approximates fair value as the securities were sold on November 30, 2004 in an arm’s length transaction for which a fairness opinion was issued by an independent third party.  The Company is not a party to any hedge arrangements, commodity swap agreement or other derivative financial instruments.  The Company’s seismic acquisition segment operates exclusively within the United States.  The Company’s seismic data processing segment utilizes a foreign subsidiary, located in the United Kingdom, to conduct operations outside of the United States.  This operation exposes the Company to market risks from changes in foreign exchange rates.  However, to date, the level of activity has not been of a material nature.

Item 4. Controls and Procedures

Under the supervision and with the participation, of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company has performed an evaluation of the design, operation and effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2005.  Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that such disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in its reports filed or submitted under the Exchange Act within the required time period.  There have not been any changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the nine months ended September 30, 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 6.  Exhibits

(a)                                  Exhibits filed with this report:

3.1

Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3(a) to Amendment No. 1 to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on March 25, 1980 (file no. 000-09268)).

3.2

Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.2 to Form 10-KSB filed with the Securities and Exchange Commission on April 24, 1996 (file no. 000-09268)).

3.3

Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on July 14, 1997 (incorporated by reference from Exhibit 3.3 to Form 10-KSB filed with the Securities and Exchange Commission on March 31, 1998 (file no. 000-09268))

3.4

Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on November 24, 1997 (incorporated by reference from Exhibit 3.4 to Form 10-KSB filed with the Securities and Exchange Commission on March 31, 1998 (file no. 000-09268)).

3.5	Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.5 to Form 10-KSB filed with the Securities and Exchange Commission on March 31, 1998 (file no. 000-09268)).

10.1

Stock Purchase Agreement, dated July 29, 2005, by and among Geokinetics Inc., SCF-III, L.P., and James White (incorporated by reference from Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on August 4, 2005 (file no 000-09268)).

10.2

Letter Agreement, effective August 8, 2005, by and between Mitcham Industries, Inc., and Quantum Geophysical Inc., (incorporated by reference from Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on August 11, 2005 (file no 000-09268)).

10.3

Lease Agreement No. C001887 dated June 10, 2005, by and between Mitcham Industries, Inc., and Quantum Geophysical, Inc., (incorporated by reference from Exhibit 10.2 to Form 8-K filed with the Securities and Exchange Commission on August 11, 2005 (file no 000-09268)).

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

GEOKINETICS INC.

Date: November 21, 2005	/s/ David A. Johnson
David A. Johnson
President and Chief Executive Officer

Date: November 21, 2005	/s/ Thomas J. Concannon
Thomas J. Concannon
Vice President and Chief Financial Officer