Form 10-K
period 2005-12-31
GEOKINETICS INC
filed 2006-04-17
CIK 314606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number:  0-9268

GEOKINETICS INC.

(Exact name of registrant as specified in its charter)

Delaware	94-1690082
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Riverway, Suite 2100
Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)

(713) 850-7600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	NASDAQ Over-the-Counter Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐  Accelerated filer  ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,697,416 based on the closing sale price as reported on the National Association of Securities Dealers OTC Bulletin Board.

On March 31, 2006, there were 53,503,093 shares of Geokinetics Inc. common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

GEOKINETICS INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

i

PART I

Item 1.          Description of Business

Development of Current Business Operations

Geokinetics Inc. (“Geokinetics” or the “Company”) was incorporated in Delaware in January 1980. During 1994, the Company acquired certain oil and gas properties from two independent oil and gas companies located in Houston, Texas. The Company divested its interests in its oil and gas properties during 1999.

Since April 1997, the Company has repositioned itself from an oil and gas exploration and production company into a technologically-advanced provider of seismic acquisition and high-end seismic data processing services to the oil and gas industry. Through equipment purchases, strategic acquisitions and dispositions, including the acquisition of Trace Energy Services, Ltd. (the “Trace Acquisition”) in December 2005, and the completion of a series of private equity and debt financing transactions (summarized below), the Company now has the capacity to generally operate six seismic crews in the continental United States (“US”) and three seismic crews in Canada, and the ability to process seismic data collected throughout the world. Crew count, configuration and location can change depending upon industry demand and requirements.

From May 2003 through December 2005, the Company completed a number of comprehensive debt restructurings and private placements. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”  These events include the following:

•      May 2003 – a debt restructuring with its principal creditors and its equipment lease obligation to GeoLease Partners, L.P. (“GeoLease”)

•      April 2004 – a further restructuring of the GeoLease equipment lease

•      November 2004 – a $2,499,900 equity financing from private investment sources

•      December 2005 – a private placement of $30,837,500 of its common stock and warrants to purchase up to 2,741,050 shares of common stock

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

Seismic data is acquired by land, transition zone and offshore crews. Seismic data is generated by the propagation of sound waves near the earth’s surface by controlled sources, such as dynamite or vibration equipment. The seismic waves radiate into the earth and are reflected back to the surface with the information collected by strategically positioned data collection devices known in the industry as “geophones.”  This data is then input into a specialized data processing system that enhances the recorded signal by reducing noise and distortion, improving resolution and arranging the input data to produce an image of the subsurface. Practically speaking, 3D seismic surveys collect far more information than previously used seismic methods, generating significantly greater detail about the underlying reservoirs. With advances in equipment and computer power resulting in lower costs, 3D technology is now being used in virtually all exploration ventures as well as field development and prospect delineation.

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

Beginning in the late 1980s, the Company believes a significant shift occurred in the seismic acquisition market from a market which had been predominantly driven by proprietary seismic surveys to a market driven by speculative (“spec”) surveys (including multi-client surveys). This change began with marine or offshore seismic surveys, but eventually began to significantly impact land seismic surveys. The major difference between a proprietary survey and a spec survey is the seismic data acquired from a proprietary survey is owned exclusively by the customer, while seismic data acquired from a spec survey is owned by the contractor and can be resold to other customers. The Company does not conduct seismic spec surveys for its own account for later resale of the acquired data. The reduced cost which customers generally enjoy from participating in a spec survey typically offsets the loss of exclusive seismic data ownership. This fact and the general industry perception that seismic acquisition is a “commodity” business have been reasons for the significant expansion in the use of spec surveys. Most exploration companies use processing, interpretation or other in-house technology as a means of differentiation rather than acquired seismic data. The Company’s results have followed this trend. During 2002 and 2003, the Company’s acquisition segment generated approximately 87%, or $15,073,000, of its total 2002 revenue of $17,287,000 and approximately 75%, or $24,232,000, of its total 2003 revenue of $32,290,000 by performing spec surveys for clients.

However, during 2004, the Company saw a significant change in the mix of surveys it acquired for its clients. The Company’s acquisition segment generated total 2004 revenues of approximately $39,470,000 of which approximately 52%, or $20,366,000, came from the performance of proprietary surveys. This recent trend continued in 2005. The Company’s acquisition segment generated revenues totaling approximately $58,177,000 of which approximately 75%, or $43,830,000, came from the performance of proprietary surveys. The Company expects to generate a greater percentage of its total acquisition revenues from spec surveys during 2006. While it remains unclear as to whether this movement back to proprietary surveys is a long-term trend, the Company does expect to generate significant revenues from proprietary surveys in 2006. The Company believes the increased demand for proprietary surveys is indicative of the continuing improvement in the overall condition of the seismic survey industry.

Beginning with the deterioration of the price of oil which occurred in mid-1998 and continued into early 1999, the seismic service industry experienced a significant downturn that negatively impacted the Company’s operating and financial results. Margins were significantly reduced, seismic acquisition equipment was under-utilized and a number of seismic service companies experienced financial difficulties. Combined with continuing trends towards larger crews (higher channel counts) and more technologically capable equipment, it became clear that properly capitalized companies with access to lower costing capital will have a significant advantage. Demand for the Company’s seismic acquisition services began to improve in 2003, with margins increasing somewhat. This trend continued into 2004 and 2005. The Company expects this increased demand to carry forward to 2006. Although demand has significantly increased, the Company has seen only a modest improvement in margins.

These conditions also applied to the data processing segment of the seismic industry. Margins deteriorated and the number of processing opportunities decreased. Seismic data processing companies with proprietary processing techniques, large computing infrastructure and industry recognized staffs have a significant advantage. In 2004, the Company invested in and improved its computing infrastructure. However, demand for the services provided by the Company’s seismic data processing segment remained weak. It remains unclear as to when a full industry recovery will occur. Until such a recovery occurs, the Company’s seismic data processing results will continue to be negatively impacted.

Business Segments

The Company is organized into two businesses, seismic acquisition services and seismic data processing. The Company’s acquisition services represented 94%, 91% and 90% of its total revenues and the Company’s data processing services represented 6%, 9% and 10% of total revenues in 2005, 2004, and 2003, respectively. See Note 17 of Notes to Consolidated Financial Statements for additional information related to the Company’s operating segments and geographic areas of operations.

Seismic Acquisition Services

The Company’s seismic acquisition operations are conducted by two wholly-owned subsidiaries:  Quantum Geophysical, Inc. (“Quantum”) and Trace. Quantum was established in 1997 and Trace was acquired in December 2005. The Company is engaged in land-based and transition zone seismic acquisition services on a contract basis for its customers. The Company’s equipment is capable of collecting both 2D and 3D seismic acquisition data, has a combined recording capacity of approximately 32,000 channels and can be configured to operate up to at least nine crews. Most of the Company’s land and transition zone acquisition services involve 3D surveys. Prior to the Trace Acquisition in December 2005, the Company operated three seismic acquisition crews during 2005. The Company is currently operating six seismic acquisition crews in the US and three in Canada, and the Company believes it has sufficient work in hand to enable it to operate nine seismic acquisition crews for a significant portion of fiscal 2006. The majority of the Company’s seismic acquisition activities continues to take place in the Gulf Coast and Rocky Mountain regions of the United States, as well as in Western Canada.

On a typical land seismic survey, the seismic crew is supported by a surveying crew which lays out the lines to be recorded and identifies the sites for shot-hole placement and a drill crew which creates the holes for the explosive charges which produce the necessary acoustical impulse or a mechanical vibrating unit in areas where explosives are not utilized. The seismic crew lays out the geophones and recording instruments, directs shooting operations and records the acoustical signal reflected from subsurface strata. The survey crew and drill crew are typically provided by third parties and supervised by Company personnel. A fully staffed 3D seismic crew typically consists of 35 to 50 persons, including a party manager, an observer, a head linesman and crew laborers. The number of individuals on each crew is dependent upon the size and nature of the seismic survey requested by the customer.

The Company uses helicopters to assist its crews in seismic data acquisition in circumstances where such use will reduce overall costs and improve productivity. These savings are achieved by deploying the crew and its equipment more rapidly and significantly reducing surface damages.

Seismic acquisition contracts, whether bid or negotiated, provide for payment on either a turnkey or a time basis or on a combination of both methods. A turnkey contract provides for a fixed fee to be paid per square mile of data acquired. Such a contract causes the Company to bear substantially all the risks of business interruption caused by weather delays and other hazards. Time contracts provide for payments based on agreed rates per units of time, which may be expressed in periods ranging from days to months. This type of contract causes the customer to bear substantially all of the business interruption risks. When a combination of both turnkey and time methods is used, the risk of business interruption is shared by the Company and the client. In either case, progress payments are usually required unless it is expected the job can be accomplished in a short period. Previously, the Company’s contracts for seismic acquisition have been predominantly on a turnkey basis. Currently, the Company has a number of time contracts although the majority of work to be performed in 2006 will still be under turnkey contracts. The Company’s contracts currently provide that the seismic data acquired by the Company is the exclusive property of the Company’s customer. Substantially all of the Company’s data processing contracts are on a turnkey basis.

Weather is the primary factor in seasonality of the seismic acquisition services segment. The Company believes it will have the opportunity to generate its highest US revenues from seismic acquisition operations during the third quarter (July 1 through September 30) of each year primarily because this period typically provides for more recording hours due to longer days and less curtailment of operations due to poor weather. With the acquisition in December 2005 of Trace, the Company currently operates three crews in Western Canada. Conditions are more favorable for drilling during the winter months when the ground is frozen. Accordingly, the Company expects the opportunity to generate its highest Canadian revenues from seismic acquisition operations will be during its fourth and first quarters (October 1 through March 31) of each year. Although certain seasons generally provide better working conditions, adverse conditions may impact revenues at any time throughout the year.

Seismic Data Processing

The Company’s seismic data processing operations are conducted by Geophysical Development Corporation (“GDC”), a wholly-owned subsidiary. GDC, which was founded in 1981 to provide geophysical processing, interpretation, software and consultation services to the oil and gas industry, was acquired by the Company in April 1998. In August 2003, the Company established GDC UK Limited (“GDC UK”), a new subsidiary which is located in the United Kingdom. Individuals, who had previously been associated with Ensign Geophysics Limited, were retained to manage GDC UK and assist in the overall management of GDC UK. The Company believes that this expansion will facilitate penetration of wider geographic markets, provide access to worldwide technology trends and strengthen the Company’s overall geophysical and management expertise.

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

The seismic data processing industry is highly technical, and the technological requirements for the acquisition and processing of seismic data have increased continuously over time. Thus, the Company must continually take steps to ensure that its technological capabilities are comparable or superior to those of its competitors, whether through continuing research and development, strategic alliances with equipment manufacturers or acquisitions of technology through licenses from others. The Company has introduced several technological innovations that have become industry-standard products in the seismic data processing business. These include its proprietary AVO (amplitude variation with offset) processing and, more specifically, within AVO the relationship between normal incidence reflectivity and poisson’s (relationship between the “sheer” velocity and “p” velocity) reflectivity. During 2004 and 2005, the Company made significant investments to upgrade its technology in the areas of Pre-Stack Time and Depth Imaging through technology joint ventures and proprietary developments. The Company currently offers advanced proprietary pre-stack depth imaging services. The Company’s Gulf of Mexico well log database, deep water Gulf of Mexico field studies and rock properties database continue to be unique products offered in the seismic data processing area.

Marketing

The Company’s seismic acquisition and seismic data processing services conducted in the US are primarily marketed from its Houston office. The Company’s seismic data processing services conducted in the United Kingdom are primarily marketed from the Company’s United Kingdom office. The Company’s seismic acquisition services conducted in Canada are primarily marketed from the Company’s Calgary, Alberta office.

While the Company relies upon the utilization of Company personnel in making sales calls, it receives a significant amount of work through word-of-mouth referrals, repeat customer sales, the Company’s industry reputation and the experience and skills of its personnel.

Acquisition and data processing contracts are obtained either through competitive bidding, in response to invitations to bid, or by direct negotiation with a prospective customer. A significant portion of the Company’s contracts result from competitive bidding. Contracts are awarded primarily on the basis of price, experience and availability, technological expertise and reputation for dependability and safety.

Customers

During the fiscal year ended December 31, 2005, seismic acquisition revenues totaled approximately $58,177,000. Seitel Data accounted for approximately $8,054,000, representing approximately 14% of the Company’s seismic acquisition revenues and approximately 13% of the Company’s consolidated revenues. In addition, Smith Production Company accounted for approximately $6,799,000, representing 12% of the Company’s seismic acquisition revenues and approximately 11% of the Company’s consolidated revenues. Krescent Energy Company accounted for approximately $6,248,000, representing approximately 11% of the Company’s seismic acquisition revenues and approximately 10% of the Company’s consolidated revenues.

During the fiscal year ended December 31, 2005, the Company’s seismic data processing revenues totaled approximately $3,998,000. Forest Oil Company accounted for approximately $845,000, representing approximately 21% of the Company’s seismic data processing revenues and approximately 1% of the Company’s consolidated revenues. Merlon Petroleum Company accounted for approximately $647,000, representing approximately 16% of the Company’s seismic data processing revenues and approximately 1% of the Company’s consolidated revenues. No customer of the Company’s seismic data processing segment accounted for 10% or more of the Company’s consolidated revenues.

Backlog

At March 31, 2006, the Company’s backlog of commitments for services was approximately $137,000,000, as compared to approximately $29,000,000 at both March 31, 2005 and 2004. It is anticipated that significantly all of the March 31, 2006 backlog will be completed in the next 12 months. This backlog consists of written orders or commitments believed to be firm. Contracts for services are occasionally varied or modified by mutual consent and in certain instances are cancelable by the customer on short notice without penalty. As a result, the Company’s backlog as of any particular date may not be indicative of the Company’s actual operating results for any succeeding fiscal period.

Competition

The acquisition and processing of seismic data for the oil and gas industry is highly competitive. Competitive factors include the type and capability of equipment used to conduct seismic surveys and that equipment’s availability. In addition to price, the performance and dependability of a crew significantly affect a potential customer’s decision to award a contract to the Company or one of its competitors. Although reliable comparative figures are not available, the Company believes a number of its competitors have more extensive and diversified operations and also have financial, operating and other resources substantially in excess of those available to the Company.

The Company’s principal competitors in the seismic acquisition segment include Veritas DGC, Inc., Eagle Geophysical, Inc., Dawson Geophysical Company, Petroleum Geo Services (“PGS”) and Tidelands Geophysical. The Company’s principal competitors in the seismic data processing segment include Veritas DGC, Inc., PGS, Geotrace, GX Technology Corporation, GecoWestern, and a number of other, smaller companies.

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

The Company’s HS&E Manager (Health, Safety and Environmental) for the seismic acquisition segment is generally responsible for the Company meeting and remaining in compliance with its regulatory requirements. The Company also has HS&E Advisors who maintain and administer the Health, Safety and Environmental programs for the Company’s field personnel. The costs associated with these individuals, such as salaries and benefits, are not material to the overall financial condition of the Company. The costs of acquiring permits and remaining in compliance with environmental laws and regulations, title research, environmental studies, archeological surveys and cultured resource surveys are generally borne by the Company’s customers.

Although the costs of complying with applicable laws and regulations have historically not been material, the changing nature of such laws and regulations makes it impossible to predict the cost or impact of such laws and regulations on the Company’s future operations.

Research and Development

The Company relies on certain proprietary information, proprietary software, trade secrets, and confidentiality and licensing agreements (collectively, “Intellectual Property”) to conduct its current operations. The Company’s future success will depend, in part, on its ability to maintain and preserve its Intellectual Property, without infringing the rights of any third parties. There can be no assurance that the Company will be successful in protecting its Intellectual Property or that its competitors will not develop technologies that are substantially equivalent or superior to the Company’s technologies. The Company continues to conduct research and development at its data processing segment. During the last three years, the Company has spent approximately $2,125,000 on ongoing research and development projects. No costs associated with research and development are directly borne by the Company’s customers.

Employees

At March 31, 2006, the Company had 663 employees, all of which were full-time employees of the Company. None of the Company’s employees is a party to a collective bargaining agreement. The Company considers the relations with its employees to be good.

Available Information

All of the Company’s reports and materials filed with the SEC, are available through its website, http://www.geokinteicsinc.com/secfilings.php, as soon as reasonably practical after the Company has electronically filed such material with the SEC. A copy of these materials is also available at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, available at http://www.sec.gov.

Item 1A.       Risk Factors

Decline in the price of oil and gas or decreases in the level of capital expenditures by oil and gas companies could adversely affect the Company’s operations.

Demand for the Company’s services depends upon the spending levels established by oil and gas companies for exploration, development, exploitation, and production of oil and natural gas. These activities depend in part on the prices of oil and gas. Fluctuations in these oil and gas activities and prices are out of the Company’s control, can adversely affect the results of the Company’s operations, and have done so in the past.

The oil and gas business is fundamentally a commodity business. This means the operations and earnings of these companies may be significantly affected by changes in oil and gas prices. Oil and gas prices in turn depend on local, regional and global events or conditions that affect supply and demand for the relevant commodity. These events or conditions are generally not predictable and include, among other things:

•                                          levels of demand for and production of oil and gas;

•                                          worldwide political, military and economic conditions;

•                                          weather, including seasonal patterns that affect regional energy demand as well as severe weather events that can disrupt supply;

•                                          level of oil and gas reserves; and

•                                          government policies regarding exploration for and production and development of adherence by companies to OPEC quotas.

The Company is dependent on the availability of internally generated cash flow and financing alternatives to maintain its position in the seismic acquisition industry. The seismic acquisition industry is capital intensive principally due to the high cost of seismic acquisition equipment.

The Company continues to invest additional capital to upgrade and expand its seismic acquisition capabilities. The cost of equipping a crew with a state-of-the-art system can range from $5 to $10 million. The Company’s current ability to operate and expand its business operations is dependent upon the availability of internally generated cash flow and financing alternatives. Such financing may consist of bank or commercial debt, equity or debit securities or any combination thereof. There can be no assurance that the Company will be successful in obtaining sufficient capital to upgrade and expand its current operations through additional financing or other transactions if and when required on terms acceptable to the Company. Any substantial alteration of or increase in the Company’s capitalization through the issuance of debt securities may significantly increase the leverage and decrease the financial flexibility of the Company. Due to the uncertainties surrounding the changing market for seismic services, increases in capital and technological requirements, and other matters associated with the Company’s operations, the Company is unable to estimate the amount or terms of any financing that it may need to acquire, upgrade and maintain seismic equipment. If the Company is unable to obtain such financing if and when needed, it may be forced to curtail its business objectives, and to finance its business activities with only such internally generated funds as may then be available.

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

A high level of fixed costs may lead to losses with downturns in revenues.

Fixed costs, including costs associated with operating leases, labor costs, depreciation and interest expense account for a substantial percentage of the Company’s costs and expenses. Accordingly, downtime or low productivity resulting from weather interruptions, reduced demand, equipment failures or other causes can result in significant operating losses.

The Company may not be able to generate sufficient cash flows to fund additional capital expenditures, debt repayments, related interest payments, and expected future losses in the Company’s data processing business.

Capital requirements for the Company’s operations are significant. If the Company is unable to finance these requirements, the Company’s ability to continue its expansion and maintain profitability could be affected. The Company’s processing segment, GDC, continues to incur high fixed costs. The segment continues to be unprofitable and is expected to incur losses for the foreseeable future. The Company may not be able to make GDC a profitable business segment.

The Company’s level of indebtedness may adversely affect operations and limit its growth, and the Company may have difficulty making debt service payments on its indebtedness as such payments become due. The Company may not be able to satisfy the financial covenants included in the debt obligations it assumed in connection with the Trace Acquisition. Trace’s bank facility has been in default in the past and the Company cannot guarantee that it will not be in default in the future.

The Company relies on a limited number of key suppliers for specific seismic services and equipment.

The Company depends on a limited number of third parties to supply it with specific seismic services and equipment.  Any interruption to the Company’s supply of seismic services and equipment could affect the

Company’s business.  In addition, any adverse change in the terms of the Company’s supplier arrangements could affect the Company’s results of operations.

The Company’s seismic acquisition operations are subject to weather conditions which could adversely affect the Company’s results of operations.

The Company’s seismic acquisition operations could be adversely affected by inclement weather conditions. Under its turnkey contracts, the Company bears substantially all of the risk of loss due to adverse weather conditions. See “Business Segments – Seismic Acquisition Services.”

The Company’s operations are subject to government regulation which may adversely affect the Company’s future operations.

The Company is subject to numerous federal, state and local laws and regulations that govern various aspects of its operations, including the discharge of explosive materials into the environment, requiring removal and clean-up of materials that may harm the environment or otherwise relating to the protection of the environment and access to private and governmental land to conduct seismic surveys.

Although the costs of complying with applicable laws and regulations have historically not been material, the changing nature of such laws and regulations makes it impossible to predict the cost or impact of such laws and regulations on the Company’s future operations.

The Company’s common stock is currently traded on the “over the counter” (“OTC”) market, which may involve certain risks not present in all securities.

Bulletin Board Securities are over-the-counter securities that are not part of the NASDAQ system. Bulletin Board securities trade in the “over-the-counter” OTC market and are quoted on the OTC system such as, OTC Bulletin Board (OTC BB or the Pink Sheets). Although the NASD oversees the OTCBB, the OTCBB is not part of the NASDAQ market. Market makers of Bulletin Board securities are unable to use electronic means to interact with other dealers to execute trades, which can cause delays in the time it takes to interact with the market place. Risks associated with trading bulletin board securities may include:  limited availability of order information and market data, liquidity risks, and communications risks. The Company’s common stock is very illiquid and its price has been and may continue to be volatile in the indefinite future.

If the Company does not effectively integrate the Trace Acquisition, the Company’s operating results could be affected.

The Company recently completed the acquisition of Trace, which has increased the Company’s number of seismic acquisition crews from three to at least nine. This substantial increase in the Company’s seismic acquisition capacity has strained the Company’s personnel, management and processes. If the Company does not integrate Trace effectively, its profitability and results of operations could be adversely affected, management’s attention could be diverted from other responsibilities and the Company’s future growth could be curtailed.

The Company may be unable to retain and attract management and skilled and technically knowledgeable employees.

The Company’s continued success depends upon retaining and attracting highly skilled employees. A number of the Company’s employees possess many years of industry experience and are highly skilled and the Company’s inability to retain such individuals could adversely affect the Company’s ability to compete in the seismic service industry. The Company may face significant and adverse competition for such skilled personnel, particularly during periods of increased demand for seismic services.

Item 1B.       Unresolved Staff Comments

None.

Item 2.          Properties

The Company’s facilities are summarized in the table below.

Location	Owned / Leased	Purpose / Segment	Square Feet
Houston, Texas	Leased	Corporate headquarters, seismic data processing operations, certain seismic acquisition operations	18,500
Brookshire, Texas	Owned	Maintenance facility for seismic acquisition of operations	6,600
Old Woking, Surrey, the United Kingdom	Leased	GDC UK operations	880
Calgary, Alberta, Canada	Leased	Trace headquarters, maintenance facility	30,272
Midland, Texas	Leased	Trace US seismic acquisition operations and a maintenance facility	7,642
Denver, Colorado	Leased	Seismic acquisition operations	600

Item 3.          Legal Proceedings

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

Item 4.          Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of stockholders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5.          Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock, $.01 par value per share, is traded on the NASDAQ OTC Bulletin Board under the trading symbol “GOKN.”  As of December 31, 2005, the Company had 356 stockholders of record, however, since many shares may be held by investors in nominee names such as the name of their broker or their broker’s nominee, the number of record holders often bears little relationship to the number of beneficial owners of the common stock.

The following table sets forth the high and low closing bid for the common stock during the Company’s most recent fiscal quarter and its last two fiscal years as reported by the National Association of Security Dealers on the NASDAQ OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low
March 31, 2004	$2.75	$0.25
June 30, 2004	2.75	0.52
September 30, 2004	1.70	0.45
December 31, 2004	1.01	0.51
March 31, 2005	5.80	0.70
June 30, 2005	2.75	1.80
September 30, 2005	2.25	1.57
December 31, 2005	2.60	1.65

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

The Company has completed the equity and debt financing transactions described in this report under the caption, “Certain Relationships and Related Transactions—Other Transactions” (See Item 13) and believes each of such transactions was exempt from registration pursuant to Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the Company’s equity compensation plans as of December 31, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	3,317,622		$0.24	25,934
Equity compensation plans not approved by security holders	1,927,500	(1)	$1.25	302,500
Total	5,245,122		$0.61	328,434

(1)   Pursuant to an amendment to the 2002 Stock Awards Plan (the “2002 Stock Awards Amendment”), the Board of Directors awarded these options to certain employees, subject to the stockholders’ approval of the 2002 Stock Awards Amendment at their next annual meeting.

Item 6.          Selected Financial Data

The following selected financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and with the Company’s consolidated financial statements and related notes included in Item 8 “Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2005(1)	2004	2003		2002	2001
	(In thousands, except per share data)
Net Operating revenues	$62,175	$43,145	$35,949		$22,705	$22,073
Income (loss) from continuing operations	(1,922)	(441)	81,862		(13,934)	(39,936)
Income (loss) applicable to common stockholders	(2,081)	(2,956)	81,862	(2)	(13,934)	(39,936)
Income (loss) per common share	(.09)	(0.16)	4.31		(0.73)	(2.10)
Total assets	74,723	11,577	14,420		7,374	9,641
Long term debt, net of current portion	4,271	182	869		55,467	62,376
Short term borrowings and current portion of long term debt	6,429	1,068	1,255		22,638	7,764
Capital lease obligations	6,675	304	274		434	378
GeoLease liability	0	3,329	4,088		8,612	4,792
Redeemable preferred stock	0	2,398	0		0	0
Cash dividends declared per common share	0	0	0		0	0

(1)   Includes one month of operating results of Trace Energy Services, Ltd.

(2)   Includes gain on financial restructuring of $83,831. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” – Results of Operations for Year Ended December 31, 2004 compared to 2003.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operation

Trace Acquisition

During fiscal 2005, the Company significantly increased the number of seismic acquisition crews that it can field. On December 1, 2005, Geokinetics completed the acquisition of all of the issued and outstanding capital shares of stock of Trace, headquartered in Calgary, Alberta, Canada, for approximately $19.6 million in a combination of cash and stock. Trace, with operations in the United States and Canada, performs 2D and 3D seismic surveys, using both analog and digital seismic equipment for a wide range of customers exploring for oil and gas reserves. Trace also has the technical capability to record shear waves data utilizing the System Four VectorSeis recording system (developed by Input/Output, Inc. [“I/O”], an advanced recording system utilized in the seismic industry.

Through the Trace Acquisition, the Company added equipment that will complement and expand the Company’s operational capabilities. Trace was one of the first seismic contractors in North America to use VectorSeis, a state-of-the-art data acquisition technology. Through a strategic relationship with I/O and Apache Corporation, Trace has proven the VectorSeis technology in the field, has demonstrated its benefits to E&P companies, and has gained experience as a leader of new technology. Trace’s most significant supplier is I/O, which designs and sells key seismic equipment that Trace uses to acquire traditional and full-wave data. Trace does not have exclusive rights to use I/O’s VectorSeis technology, although it was one of the first companies to use the technology in North America. Trace does not use seismic systems produced by vendors other than I/O.

General

During May of 2003, the Company completed a series of debt restructuring, recapitalization and private placement transactions. During April of 2004, the Company and GeoLease completed a comprehensive restructuring of the Company’s seismic acquisition equipment lease. On November 30, 2004, the Company completed a $2,499,900 equity financing from private investment sources. During December 2005, the Company completed a private placement of $30,837,500 of its common stock and warrants to purchase common stock. The net proceeds were used to fund the acquisition of Trace, pay off the Company’s GeoLease equipment lease and provide the Company with additional working capital.

Prior to the restructurings outlined above, the Company had sustained significant and continuing losses due to an excessive debt burden and the difficult operating environment resulting from the downturn which significantly hindered the seismic service industry from 1999 through 2002. The Company’s seismic acquisition segment achieved positive operating results during each of fiscal year 2003, 2004 and 2005, however, the performance of the Company’s seismic data processing segment continues to decline. The Company’s seismic data processing segment has not reported positive operating results since fiscal 2002.

Prior to the Trace Acquisition, the Company operated three seismic acquisition crews on a continuous basis in 2005. The Company was able to accomplish this by utilizing its entire inventory of seismic acquisition equipment and supplementing its own equipment with rental equipment where necessary. Completion of the Trace Acquisition significantly increased the number of seismic acquisition crews the Company can field. The Company’s current backlog is sufficient to keep approximately nine seismic acquisition crews in operation throughout 2006.

Results of Operations

Results of Operations for Year Ended December 31, 2005 compared to 2004

Revenues for the twelve months ended December 31, 2005 totaled $62,175,031 as compared to $43,144,830 for the same period of 2004, an increase of 44%. This increase in revenues is primarily attributable to the Company’s seismic acquisition segment. Seismic acquisition revenues totaled $58,177,257 as compared to $39,469,562 for 2004, an increase of 47%. The Company’s 2005 revenues include one month of revenues of Trace totaling $5,250,541. Seismic data processing revenues totaled $3,997,774 for the twelve months ended December 31, 2005 as compared to $3,675,268 for the same period of 2004, an increase of 9%. The Company continues to experience significant competition in both its operating segments.

During the third quarter of 2005, the Gulf Coast region of the United States was directly impacted by Hurricanes Katrina and Rita. The Company did not sustain any material equipment damage as a consequence of Hurricane Rita, which enabled the Company to maintain its ongoing operations subsequent to the natural disaster. However, the Company had one seismic acquisition crew that was operating in an area directly impacted by Hurricane Rita. At the end of the third quarter, this seismic acquisition crew lost approximately ten days of recording activity. Startup operations on another project in the immediate area were also curtailed for the last ten days of the quarter due to Hurricane Rita. The Company estimates that the negative impact on its third quarter revenues as a result of Hurricane Rita was approximately $900,000.

Operating expenses for the twelve months ended December 31, 2005 totaled $57,351,770 as compared to $39,962,162 for the same period of 2004, an increase of 44%. These increases are primarily the result of increased activity at both of the Company’s operating segments. Seismic acquisition operating expenses for 2005 increased 49% to $51,017,017 from $34,342,843 for the same period of 2004. For the twelve months ended December 31, 2005, seismic data processing operating expenses totaled $6,334,753 as compared to $5,619,319 for the same period of 2004, an increase of 13%. Increased operating expenses at the seismic acquisition segment resulted primarily from increased activity and the fielding of a third crew. Operating expenses increased at the Company’s seismic data processing segment primarily due to increased levels of activity as well as costs associated with the upgrading of the segment’s professional staff. Operating expenses for fiscal 2005 include one month of Trace’s operating expenses (totaling $4,062,798).

General and administrative expenses for the twelve months ended December 31, 2005 was $3,405,682 as compared to $2,358,430 for the same period of 2004, an increase of 44%. Increases in general and administrative expenses are primarily attributable to personnel costs, increases in employee health insurance premiums and increased audit and accounting fees. The Company’s 2005 general and administrative expenses include one month of Trace activities (totaling $328,540).

Depreciation and amortization expenses for the twelve months ended December 31, 2005 totaled $1,481,057 as compared to $850,705 for the same period of 2004, an increase of 74%. This increase is primarily the result of the addition of new equipment at both operating segments as well as the addition of one months activity for Trace totaling $365,826.

Interest expense (net of interest income) for the twelve months ended December 31, 2005 decreased 14% to $357,805 as compared to $414,879 for the same period of 2004. This decrease was primarily due to the continuing reduction, excluding Trace, in the balances of the Company’s long-term debt and GeoLease liability. Trace interest expense for the month of December totaled $67,934.

The Company had a loss applicable to common stockholders of $2,080,737, or $(0.09) per share, for the twelve months ended December 31, 2005 as compared to a loss applicable to common stockholders of $2,955,721, or $(0.16) per share, for the same period of 2004. The reduction in the Company’s loss applicable to common stockholders of 30% is primarily due to an increase in operating profits at its seismic acquisition segment, the recognition in 2004 of a $2,499,900 beneficial conversion charge offset by a warrant expense of $1,385,883 incurred in 2005 in connection with the Company’s December 2005 private placement.

Results of Operations for Year Ended December 31, 2004 compared to 2003

Revenues for the twelve months ended December 31, 2004 totaled $43,144,830 as compared to $35,948,890 for the same period of 2003, an increase of 20%. The increase in Company revenues is directly attributable to the Company’s seismic acquisition segment. Seismic acquisition revenues for 2004 were $39,469,562 as compared to $32,289,682 for 2003, an increase of 22%. The increase in seismic acquisition revenues is due to continuing strong demand for the services provided by the Company’s seismic acquisition segment, improved crew utilization and the operation of a third seismic acquisition crew during the months of February, March, April and May. The Company believes this increase in demand for its seismic acquisition services is the result of increased levels of activity by the domestic exploration industry as well as Quantum’s reputation as a provider of high quality seismic surveys.

Seismic data processing revenues for 2004 were $3,675,268 as compared to $3,659,208 in 2003, an increase of less than 1%. Although the increase in seismic data processing is small, it is the first year that revenues have increased when compared to prior periods since fiscal 2001. Although the Company’s revenues increased in 2004, the Company continues to experience significant competition at both its seismic acquisition and seismic data processing segments. This situation continues to negatively impact the prices the Company can charge for its services. The Company’s results will continue to be constrained until there is a significant improvement in the industry’s pricing environment.

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

General and administrative expenses for the twelve months ended December 31, 2004 were $2,358,430 as compared to $2,273,875 for the same period of 2003, an increase of 4%. This increase is primarily a result of increased salary costs due to staff additions.

Depreciation and amortization expenses for the twelve months ended December 31, 2004 was $850,705 as compared to $1,793,813 for the same period of 2003, a decrease of 53%. The decrease in depreciation and amortization expenses are primarily due to a continuing decline in the basis of the Company’s depreciable assets.

Interest expense (net of interest income) for the twelve months ended December 31, 2004 totaled $414,879 as compared to $3,823,978 for the same period of 2003, a decrease of 89%. This significant decrease in interest expense is primarily due to the cancellation of the Company’s 2003 Notes and 2005 Notes and a restructuring of the acquisition segment’s equipment lease as part of the restructuring transactions completed in May of 2003 and April of 2004.

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

Inflation and Price Changes

The Company does not believe that inflation has had a significant effect on its business, financial condition, or results of operations during the most recent three years.

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

The table below summarizes certain measures of liquidity and capital expenditures, as well as the Company’s sources of capital from internal and external sources, for the past five years.

Financial Measure	2005	2004	2003	2002	2001
	(in thousands)
Cash and equivalents	$11,001	$2,400	$5,058	$2,417	$1,172
Working capital	2,643	457	(482)	(19,694)	(8,159)
Cash flow from operating activities	727	(2,551)	3,522	5,700	1,063
Cash flow from investing activities	(18,404,595)	(805)	(978)	(203)	(250)
Cash flow from financing activities	23,257,985	697	98	(4,253)	(882)
Equipment acquired through capital leases	4,007	383	211	359	471
Cash paid for interest	474	441	202	453	411

In May, 2003 the Company completed a comprehensive debt restructuring with its principal creditors and the holder of its GeoLease equipment lease liability. The restructuring allowed the Company to cancel approximately $80,000,000 in senior debt and reduce its primary equipment lease obligation from $6,672,530 to $3,700,000.

On April 14, 2004, the Company and GeoLease agreed to a comprehensive restructuring of the equipment lease pursuant to Amendment No. 2 of the Equipment Lease (“Amendment No. 2”). Pursuant to the restructuring, the Company was allowed to pay GeoLease the outstanding accrued lease obligation as of April 30, 2004 (totaling $4,170,419) in 48 monthly installments beginning May 1, 2004 and ending with a final payment in April 2008. The outstanding balance accrued interest at 8% per annum. The Company’s monthly lease payments were also reduced from $62,000 to $31,200 per month for the period beginning May 1, 2004 until October 31, 2004, further reduced to $21,200 per month for the period beginning November 1, 2004 until April 30, 2005, further reduced to $11,200 per month for the period beginning May 1, 2005 until April 30, 2007 and further reduced to $5,600 per month for the period beginning May 1, 2007 until April 30, 2008. Under the terms of Amendment No. 2, the Company was also required to make mandatory annual prepayments of the outstanding accrued lease obligation should the Company have had positive “Free Cash Flow” (as defined in Amendment No. 2) as calculated for each of the calendar years ending December 31, 2004 through December 31, 2007 until the balance was paid in full. At the year end of each period, the Company calculated its consolidated “Free Cash Flow” and for the period ended December 31, 2004 paid 37.5% of its calculated “Free Cash Flow” as a prepayment to GeoLease and in each of the subsequent yearly periods paid 50% of its calculated “Free Cash Flow” to GeoLease. Any such prepayment was applied to the last installments of the outstanding accrued lease obligation first. Amendment No. 2 required the Company to make prepayments of cash proceeds received pursuant to certain financing transactions and certain sales of assets outside the ordinary course of business. In conjunction with the Company’s private placement of common stock and warrants completed in December 2005, the GeoLease obligation totaling approximately $3,328,000 was paid in full. The Company made an additional payment of approximately $239,000, representing a buyout of the leases underlying equipment.

On November 30, 2004, the Company completed a $2,499,900 equity financing from private investment sources. The financing consisted of an issue of 8,333 shares of Convertible Preferred Stock priced at $300 per share, which was convertible into common stock at $0.30 per share. The Convertible Preferred Stock accrued dividends at the rate of 6% per annum, compounded annually which are payable in cash when, and if, declared. All unpaid dividends were cumulative and accrued, compounded annually, regardless of whether or not the Company had funds legally available for the payment of such dividends. The Convertible Preferred Stock was convertible, at the option of the holder thereof, at any time after the date of issuance. The Convertible Preferred Stock was automatically convertible into common stock immediately upon the Company’s sale of common stock in an underwritten public offering (a) at a price per share yielding the Company net proceeds of not less than $1.20, (b) resulting in net proceeds to the Company and selling stockholders, if any, of not less than $20,000,000, and (c) after which the Company’s common stock is listed on NYSE, the AMEX or the NASDAQ. If, at any time after October 31, 2009, the holders of not less than 51% of the Convertible Preferred Stock then outstanding delivered written notice to the Company of such holders’ desire to redeem, all outstanding Convertible Preferred Stock, if not previously converted, would be redeemed. At any time after October 31, 2011, the Company would be entitled to redeem all outstanding Convertible Preferred Stock, if not previously converted. After completion of this transaction, the Company had 27,325,113 shares of common stock outstanding, assuming conversion of the Convertible Preferred Stock. In conjunction with the Company’s December 2005 private placement of common stock and warrants, the Company’s Convertible Preferred Stock was converted into common stock of the Company. The Company issued 8,832,980 shares of common stock to facilitate the conversion, based on a conversion price of $.30 per share and the accumulation of accrued dividends from December 2004.

On December 1, 2005, the Company completed a private placement of $30,837,500 of its common stock and warrants to purchase common stock, net of offering costs of approximately $1,860,696 and 274,050 warrants issued. The Company sold 24,670,000 shares of its common stock at a per share price of $1.25, and warrants to purchase an additional 2,467,000 shares of common stock. The warrants are exercisable at a price of $2.00 per share, may be exercised at any time after the date of issuance and expire five years after the date of issuance.

On December 30, 2005, the Company filed a registration statement on Form S-1, registering for resale the shares of common stock acquired by the selling stockholders as well as the shares of common stock to be issued upon exercise of the warrants. If the registration statement is not declared effective by April 30, 2006 (May 31, 2006 in case of a full review by the SEC) or if the registration statement is unavailable for sale after its initial effectiveness, then the Company is required to pay each purchaser an amount of liquidated damages in cash equal to the aggregate purchase price of such purchaser’s securities multiplied by 2% for every thirty days that the registration statement is unavailable for sales.

The Company considers the warrant agreement to be a derivative and has classified the warrants as a liability at fair value on the balance sheet. Information regarding the valuation of the warrants is as follows:

	2005
	December 1,	December 31,
Weighted Average Fair Value of Warrants	1.89	2.40
Black Scholes Assumptions:
Dividend Rate	—	—
Average Risk Free Interest Rate	4.44%	4.35%
Average Volatility	159.00%	159.00%
Contractual Life in Years	5.0	4.9

The change in the fair value of the warrants between December 1, 2005 and December 31, 2005, has been reflected as a warrant expense in the accompanying statement of operations.

As of December 31, 2005, the unregistered issued shares of common stock have been classified as temporary equity due to the liquidated damages provision in the Company’s registration rights agreements.

Subsequent to year end, the Company successfully negotiated with each of the purchasers for a cap on the payment of liquidated damages equal to a maximum of 10% of the aggregate purchase price of each purchaser’s securities. Following the agreement with each of the investors to limit the amount of liquidated damages, the Company believes that the maximum 10% payment for liquidated damages reflects a reasonable estimate of the difference in fair values between registered and unregistered shares. As a result, during the first quarter of 2006, both the common stock and warrants will be reclassified as permanent equity.

The Company used the net proceeds to fund the acquisition of Trace, which closed simultaneously with the private placement, pay off certain equipment debt and provide the Company with additional working capital.

Net cash provided by operating activities was $727,262 for 2005 as compared to net cash used in operating activities of $2,550,561 for 2004. These amounts result from the Company’s operating results adjusted by changes in working capital and depreciation. The increase in net cash provided by operating activities in 2005 was primarily the result of increases in the Company’s accounts payable and accrued liabilities balances which offset increases in the Company’s account receivable balances.

Net cash used in investing activities was 18,404,595 for 2005 as compared to $804,536 for the year ending 2004. This significant increase in net cash used in investing activities is the result of the Company’s acquisition of Trace in December 2005 and the purchase of equipment to allow the Company to field a third seismic acquisition crew in 2005.

Net cash provided by financing activities totaled $23,257,985 for 2005 as compared to $697,132 for the same period of 2004. The increase in net cash provided by financing activities is primarily the result of the completion of a private placement of the Company’s common stock in December 2005 which allowed the Company to complete the Trace Acquisition, satisfy certain debt obligations and increase its working capital.

The Company believes that its current cash balances, anticipated cash flow from its seismic acquisition and seismic data processing operations and the completion of the transactions outlined above, will provide sufficient liquidity to meet the Company’s current operational requirements. While industry conditions appear to be improving, primarily in the seismic acquisition segment, the Company continues to experience significant competition in its markets. The Company’s ability to meet its current operating requirements as well as fund additional capital requirements will depend principally upon the Company’s future operating performance, which is subject to risks associated with the seismic service industry.

Critical Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Geokinetics and its wholly owned subsidiaries, Trace, Quantum, GDC and Quantum Geophysical Services, Inc.. All inter-company items and transactions have been eliminated in the consolidation.

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

Fair Values of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, notes payable, warrants, the GeoLease liability and redeemable preferred stock. The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair values due to the short maturity of those instruments. The carrying amount of debt reported in the consolidated balance sheets approximates fair value because, in general, the interest on the underlying instruments approximates market rates.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets. Repairs and maintenance, which are not considered betterments and do not extend the useful life of property, are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in income. During 2005, the Company revised its estimated lives and residual values as discussed in Note 2.

Goodwill and Impairment of Long-Lived Assets

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and, as required, the Company no longer amortizes goodwill on acquired intangible assets which the Company has determined have an indefinite life. These assets are reviewed annually (or more frequently under various conditions) for impairment using a fair value approach. Intangible assets that do not have indefinite lives are amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Prior to the Trace Acquisition, the Company’s goodwill and other intangible assets had been fully impaired.

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) published FASB Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)” or the “Statement). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance.

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

The Company will be required to apply FAS 123(R) commencing with its fiscal year beginning January 1, 2006.

The Company has not yet completed its study of the transition methods or made any decisions about how it will adopt FAS 123(R). The impact of this Statement on the Company in fiscal 2006 and beyond will depend upon various factors, among them being the Company’s future compensation strategy.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which supersedes APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.”  SFAS No. 154 changes the requirements for the accounting for and reporting of changes in accounting principles. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its financial position and results of operations.

Contractual Obligations

	Payments Due By Period
	Total	Within 1 Year	1-3 Years	3-5 Years	After 5 Years
Long Term Debt	7,082,429	2,811,754	3,788,049	482,626	—
Capital Lease	6,675,066	2,649,101	2,918,743	1,107,222	—
Operating Lease	4,145,424	1,439,291	1,496,307	406,030	803,796
Total	17,902,919	6,900,146	8,203,099	1,995,878	803,796

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements during the fiscal year ended December 31, 2005.

Item 7A.       Quantitative and Qualitative Disclosures About Market Risks

In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential for change in the fair value of debt instruments resulting from an adverse movement in interest rates. As of December 31, 2004 and 2005, the Company’s financial instruments consist of cash, accounts receivable, accounts payable, notes payable, warrants, the GeoLease liability and Convertible Preferred Stock. The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair market value due to the short maturity of those instruments. The carrying amount of debt reported in the consolidated balance sheets approximate fair value because, in general, the interest on the underlying instruments approximates market rates. The carrying amount of convertible preferred stock approximates fair value as the securities were sold on November 30, 2004 in an arm’s length transaction for which a fairness opinion was issued by an independent third party. The Company is not a party to any hedge arrangements, commodity swap agreement or other derivative financial instruments. The Company’s seismic acquisition segment operates within the United States and Canada. The Company’s seismic data processing segment utilizes a foreign subsidiary, located in the United Kingdom, to conduct operations outside of the United States. These operations expose the Company to market risks from changes in foreign exchange rates. However, to date, the level of activity has not been of a material nature.

Item 8.          Financial Statements and Supplementary Data

The Company’s Annual Consolidated Financial Statements, Notes to Consolidated Financial Statements and the report of Fitts, Roberts & Co., P.C., independent registered public accounting firm, with respect thereto, referred to in the Table of Contents to Consolidated Financial Statements, appear elsewhere in this report beginning on Page F-1.

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.       Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission (the “SEC”) defines the term disclosure controls and procedures to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms. Based on an evaluation performed, the Company’s certifying officers have concluded that the disclosure controls and procedures were effective as of December 31, 2005, to provide reasonable assurance of the achievement of these objectives. In addition, during the Company’s quarter ended December 31, 2005, there have been no changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company currently expects that effective with its Form 10-K for the fiscal year ended December 31, 2007, it will be required to have completed the process of documenting and testing its internal control procedures in order to satisfy the requirements of Section 404 of the Sarbane’s-Oxley Act. Section 404 requires annual management assessments of the effectiveness of its internal controls over financial reporting and a report by the Company’s independent auditors addressing these assessments. The Company plans to conduct its evaluation, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, based on the guidelines established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO”).

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act) during the quarter ending December 31, 2005, that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Item 9B.       Other Information

None.

PART III

Item 10.        Directors and Executive Officers of the Registrant

Set forth below are the names, ages and positions of the directors and executive officers and other key personnel of the Company. Each of the directors named below were elected at the Company’s 2002 Annual Meeting of the Stockholders for a term of one year or until their successors were elected, except that David A. Johnson and Gary M. Pittman were appointed to fill vacancies in the Company’s Board of Directors. James White and David Smiddy were appointed officers when the Company completed the Trace Acquisition on December 1, 2005. Each of the directors named below will be nominated at the Company’s next annual meeting of stockholders to serve on the Company’s Board of Directors for additional one year terms or until their successors are elected.

Name	Age	Position with the Company	Office Held Since

William R. Ziegler	63	Chairman (non-executive)	1999; Director 1997

David A. Johnson	55	President, Chief Executive Officer and Director	2003

Michael A. Dunn	51	Vice President	1997

Thomas J. Concannon	52	Vice President and Chief Financial Officer	1997

Michael A. Schott	61	Vice President of Financial Reporting and Compliance	1998

Lynn A. Turner	56	Chief Operating Officer of Quantum Geophysical, Inc.	1997

M. Lee Bell	58	President of Geophysical Development Corporation	2004

James White	46	President of Quantum Geophysical, Inc.	2005

David Smiddy	50	President of Trace Energy Services Ltd.	2005

Christopher M. Harte	58	Director	1997

Steven A. Webster	54	Director	1997

Gary M. Pittman	42	Director	2006

There are no family relationships between any of the directors or executive officers of the Company.

William R. Ziegler, age 63, has served as a member of the Company’s Board of Directors since August 1, 1997 and has served as the Company’s Chairman (non-executive) since February 2, 1999. Mr. Ziegler is of counsel to the law firm of Satterlee Stephens Burke & Burke, LLP, located in New York, New York. Since June 1994, Mr. Ziegler served as Chairman of the New York law firm of Parson & Brown, L.L.P. which merged with Satterlee Stephens Burke & Burke, LLP effective September 1, 1999. Mr. Ziegler was formerly a partner of Whitman Breed Abbott & Morgan, located in New York, New York (1993 - May 1994), and a predecessor law firm, Whitman & Ransom (since 1976). Mr. Ziegler is a director of and Vice Chairman of Grey Wolf, Inc. (an international land drilling company), a director of Flotek Industries Inc. (an oil services equipment supplier), a General Partner of Somerset Capital Partners, and a Managing Member of Blackhawk Investors II, L.L.C.

David A. Johnson, age 55, has served as a member of the Company’s Board of Directors and has served as the Company’s President and Chief Executive Officer since October 1, 2003. Prior to that time, Mr. Johnson served as President, Worldwide Deepwater Division, of Phillips Petroleum. Prior to this, Mr. Johnson served as Vice President Exploration of Spirit Energy 76 from 1997 to 2000 and Senior Vice President Exploration and Land of Vastar Resources from 1995 to 1996. From 1973 to 1995, Mr. Johnson held a variety of managerial positions with Shell Oil, including General Manager Geophysics.

Michael A. Dunn, age 51, has served as a Vice President and the Chief Technology Officer of the Company since August 18, 1997. Prior to joining the Company, Mr. Dunn was employed for eighteen years by Shell Oil Company, most recently as Technology Manager at its Exploration and Production Research Center. Mr. Dunn has over twenty years of experience in all aspects of geoscience, including seismic acquisition, seismic processing, exploration and research.

Thomas J. Concannon, age 52, has served as a Vice President and the Chief Financial Officer of the Company since July 15, 1997. Prior to joining the Company, Mr. Concannon worked for four years as a private consultant for various energy companies. Prior to that time, Mr. Concannon served as President of NJR Energy, an exploration company and as a director of its parent company, New Jersey Resources, Inc. Mr. Concannon has over twenty years of energy industry experience.

Michael A. Schott, age 61, has served as Vice President of Financial Reporting and Compliance and Secretary since August 5, 1998. Prior to joining the Company, Mr. Schott served eight years as a Vice President and shareholder of a public accounting firm in San Antonio, Texas. Prior to that time Mr. Schott served as Controller, then Senior Vice President and Treasurer of Venus Oil Company. Mr. Schott is a Certified Public Accountant with more than 30 years of experience, including ten  years in the oil and gas exploration industry and twenty years in the practice of public accounting. Mr. Schott is a member of the Texas Society of Certified Public Accountants and the American Institute of CPAs.

Lynn A. Turner, age 56, has served as Chief Operating Officer of Quantum Geophysical, Inc. since the Company’s Trace Acquisition on December 1, 2005. Mr. Turner served as the President of Quantum since late 2003 and as the Company’s President and Chief Operating Officer from July 28, 1997 to September 30, 2003. Prior to joining the Company, Mr. Turner was employed for six years by Fairfield Industries, Inc., a provider of seismic acquisition services, most recently as Senior Vice President and Manager of Data Acquisition. Mr. Turner has more than twenty-five years of experience in the seismic data acquisition business.

M. Lee Bell, age 58, has served as President of Geophysical Development Corporation since April 1, 2004. Prior to joining the Company, Dr. Bell served as Global General Manager, Seismic Reservoir Services, of WesternGeco. Prior to that position, Dr. Bell served as Vice President of Technology at WesternGeco. From 1998 to 2000, Dr. Bell served as President of Geosignal, a division of Western Geophysical. Dr. Bell has more than twenty-five years experience in the seismic data processing industry.

James White, age 46, has served as the President of Quantum Geophysical, Inc. since the Company’s Trace Acquisition on December 1, 2005. Prior to joining the Company, Mr. White served as Trace’s President since February 2004. Prior to that, Mr. White spent 25 years with WesternGeco, a leading seismic company, in a variety of operational roles. Most recently he served as Vice President for North and South America, where he was responsible for all aspects of that company’s operations in North and South America.

David Smiddy, age 50, has served as President of the Company’s Trace Energy Services, Ltd. since the Company’s Trace Acquisition on December 1, 2005. Prior to the Trace Acquisition, Mr. Smiddy served as Trace’s Vice President of Finance since April 2004. Since February 2005, Mr. Smiddy has served as Trace’s General Manager–Canada, with responsibility for overall operations and strategy for Canada. Mr. Smiddy has over eighteen years of experience in the oilfield-services industry and, prior to joining Trace, served in various operating financial roles at Sefel Geophysical, Beaver Geophysical, Kudu Industries, and Pulse Data.

Christopher M. Harte, age 58, is a private investor and has served as a member of the Company’s Board of Directors since August 1, 1997. From 1992 to 1994, Mr. Harte was the President of Portland Newspapers, Inc. Mr. Harte is a director of several corporations, including Harte-Hanks, Inc. (a direct marketing and shopper publishing company) and Crown Resources Corporation (a precious metals mining company), and is an Investor Member of Blackhawk Investors II, L.L.C.

Steven A. Webster, age 54, has served as a member of the Company’s Board of Directors since August 1, 1997. Mr. Webster serves as Managing Partner of Avista Capital Partners, which makes private equity investments in energy, healthcare and media. He is employed as a Consultant by Credit Suisse First Boston’s Alternative Capital Division to manage energy investments in its private equity fund. Mr. Webster serves as Chairman of Carrizo Oil & Gas, Inc., Basic Energy Services and Crown Resources Corporation. He also serves on the Boards of Brigham Exploration Company, Goodrich Petroleum Corporation, Seacor Holdings, Grey Wolf, Inc. and Hercules Offshore. Mr. Webster serves as Trust Manager of Camden Property Trust. He is also a General Partner of Somerset Capital Partners and a Managing Member of Blackhawk Investors II, L.L.C. From 2000-2005, Mr. Webster served as Chairman of Global Energy Partners, an affiliate of Credit Suisse First Boston. He was a founder and served as Chief Executive Officer of Falcon Drilling Company, Inc. and its successor, R&B Falcon Corporation from January 1998 to June 1999.

Gary M. Pittman, age 42, has served as a member of the Company’s Board of Directors since March 8, 2006. Mr. Pittman founded his own company in 1995 to provide investment and merchant banking services to private and public companies. From 1987 to 1995, Mr. Pittman was Vice President of the Energy Recovery Fund, a $180 million private equity fund focused on the energy industry. Mr. Pittman has served as a Director and Audit Committee member of Czar Resources, Ltd., a public Canadian exploration and production company, Triton Imaging International, a developer of sea floor imaging software, Secretary, Vice President and Director of Sub Sea International, an offshore robotics and diving company, BioSafe Technologies, a developer of non-toxic insecticides and owned and operated an oil and gas production and gas gathering company in Montana.

Meetings; Committees

The Company’s Board of Directors met formally three times during the fiscal year ended December 31, 2005. The Board of Directors also conducted two meetings by telephone. Each incumbent director of the Company attended at least 75% of such Board of Directors meetings. Although in October 2001 the Board designated itself as an audit committee, the Board of Directors has not convened or acted in such capacity since that designation. As a result, the information required by Item 7(a) and (d) of Schedule 14A is not applicable. The Company does not have separate nominating or compensation committees of the Board.

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

Based solely upon information furnished to the Company and contained in reports filed with the SEC, as well as any written representations that no other reports were required, the Company believes that all SEC filings of its directors, executive officers beneficial owners of greater than ten percent complied with Section 16 of the Exchange Act, except that Maple Leaf Partners, L.P. and Maple Leaf Offshore, Ltd. failed timely to file initial reports on Form 3.

Code of Ethics

The Company has not adopted a code of ethics. The Company anticipates that it will adopt a code of ethics during 2006.

Item 11.        Executive Compensation

Summary Compensation Table

The following table sets forth all forms of compensation paid to the Company’s chief executive officer and the four other most highly compensated executive officers whose total compensation exceeded $100,000 for fiscal years 2005, 2004 and 2003.

		Annual compensation					Long term compensation
							Awards			Payouts
Name and Principal Position	Year	Salary	Bonus		Other Annual Compensation		Restricted Stock Awards	Securities Underlying Options/SARs		LTIP Payouts	All Other Compensation
David A. Johnson	2005	$243,335	—		—		—	250,000	(5)	—	$67,708	(6)
(since 10/1/03),	2004	$240,000	$202,000	(3)	—		—	—
President, Chief	2003	$60,000	—		—		—	1,340,622
Executive Officer
and Director

Lynn A. Turner(1)	2005	$190,002	$75,000		$9,499	(2)	—	200,000	(5)	—	$54,167	(6)
	2004	$175,000	$80,000		$7,788	(2)	—	—
	2003	$140,000	—		$7,788	(2)	—	500,000

M. Lee Bell (4)	2005	$190,000	$25,000		—		—	50,000	(5)	—	$13,542	(6)
(since 4/1/05)	2004	$142,500	—		—			350,000

Michael A. Dunn,	2005	$151,250	$15,000		—		—	25,000	(5)	—	$6,771	(6)
Vice President	2004	$150,000	$25,000		—		—	—
	2003	$150,000	—		—		—	350,000

Thomas J. Concannon,	2005	$161,670	$40,000		—		—	110,000	(5)	—	$30,938	(6)
Vice President and	2004	$150,000	$25,000		—		—	—
Chief Financial Officer	2003	$123,750	—		—		—	350,000

(1)           Mr. Turner serves as Chief Operating Officer of Quantum Geophysical, Inc.

(2)           Reflects additional compensation for accrued but unused vacation.

(3)           Includes a signing bonus of $151,500 and an incentive bonus of $50,500.

(4)           Mr. Bell serves as President of Geophysical Development Corporation.

(5)           The Company’s Board of Directors granted these securities on December 1, 2005, subject to the stockholders’ approval of the 2002 Stock Awards Amendment at the next annual meeting of stockholders.

(6)           During fiscal 2005, the Company awarded stock options to certain employees, subject to the stockholders’ approval of the 2002 Stock Awards Amendment at their next annual meeting, with exercise prices below the market value of the Company’s common stock on the date of grant.

Option/SAR Grants in Last Fiscal Year

On December 1, 2005, the Board of Directors approved an amendment to the 2002 Stock Awards Plan (the “2002 Stock Awards Amendment”), subject to the stockholders’ approval at the next annual meeting of stockholders. Pursuant to the 2002 Stock Awards Amendment, the Board of Directors awarded options to purchase 1,927,500 shares of common stock, subject to the stockholders’ approval of the 2002 Stock Awards Amendment at their next annual meeting.

The following table describes stock options or SARS granted during the fiscal year ended December 31, 2005.

Name	Number of Securities Underlying Options/SARs Granted		Percent Of Total Options/SARs Granted To Employees In Fiscal Year	Exercise Of Base Price ($/Sh)	Expiration Date	Potential Realizable Value of Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
						5%	10%
David A. Johnson	250,000	(2)	12.3%	$1.25	12/1/15	$815,000	$1,295,000
Lynn A. Turner	200,000	(2)	9.8%	$1.25	12/1/15	$652,000	$1,036,000
M. Lee Bell	50,000	(2)	2.5%	$1.25	12/1/15	$163,000	$259,000
Michael A. Dunn	25,000	(2)	1.2%	$1.25	12/1/15	$81,500	$129,500
Thomas J. Concannon	110,000	(2)	5.4%	$1.25	12/1/15	$358,600	$569,800

(1)     The amounts in these columns are the result of calculations of the 5% and 10% rates set by the SEC and are not intended to forecast possible future appreciation, if any, of the Company’s stock price. The actual value realized will depend on the difference between the market value of the common stock on the date the option is exercised and the exercise price. The calculations are based on a stock price of $2.00 which was the market value of the Company’s stock on the date of grant. The exercise price for the above options was granted at $1.25, which was below the market price at the date of grant.

(2)     The Board of Directors granted these securities on December 1, 2005, subject to the stockholders’ approval of the 2002 Stock Awards Amendment at the next annual meeting of stockholders.

Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

None of the Company’s executive officers exercised any options during the fiscal year ended December 31, 2005. The Company did not issue any SARs during the fiscal year ended December 31, 2005. The following table sets forth the number of shares underlying the unexercised options and the aggregate dollar value of in the money unexercised options of each of the Company’s executive officers as of December 31, 2005:

	Unexercised Options at December 31, 2005		Value of Unexercised In-the-Money Options at December 31, 2005(1)
Name	Exercisable/Unexercisable		Exercisable/Unexercisable

David A. Johnson	977,081/613,541	(2)	$2,333,765/$1,329,384
Lynn A. Turner	400,000/300,000	(3)	$853,333/$556,667
Michael A. Dunn	241,666/133,334	(4)	$547,499/$290,001
Thomas J. Concannon	270,000/190,000	(5)	$584,333/$363,667
M. Lee Bell	133,334/266,666	(6)	$258,501/$516,999

(1)     The closing price per share on December 31, 2005 was $2.55, as quoted on the Over-the-Counter Bulletin Board, which is overseen by the NASD.

(2)     Includes an award of 250,000 options to purchase common stock, of which 83,333 is exercisable and 167,667 is unexercisable, subject to the stockholders’ approval of the 2002 Stock Awards Amendment at their next annual meeting.

(3)     Includes an award of 200,000 options to purchase common stock, of which 66,667 is exercisable and 133,333 is unexercisable, subject to the stockholders’ approval of the 2002 Stock Awards Amendment at their next annual meeting.

(4)     Includes an award of 25,000 options to purchase common stock, of which 8,333 is exercisable and 16,667 is unexercisable, subject to the stockholders’ approval of the 2002 Stock Awards Amendment at their next annual meeting.

(5)     Includes an award of 110,000 options to purchase common stock, of which 36,667 is exercisable and 73,333 is unexercisable, subject to the stockholders’ approval of the 2002 Stock Awards Amendment at their next annual meeting.

(6)     Includes an award of 50,000 options to purchase common stock, of which 16,667 is exercisable and 33,333 is unexercisable, subject to the stockholders’ approval of the 2002 Stock Awards Amendment at their next annual meeting.

Long-Term Incentive Plans - Awards in Last Fiscal Year

None of the Company’s executive officers were granted awards under any long-term incentive plan during the fiscal year ended December 31, 2005.

Compensation of Directors

Directors of the Company are not currently compensated for their services as directors. Directors, who are not employees or officers of the Company, are reimbursed for their actual expenses incurred in attending meetings of the Board of Directors.

Compensation Committee Interlocks and Insider Participation

The Company did not have a compensation committee for the fiscal year ended December 31, 2005. David A. Johnson, the Company’s President and Chief Executive Officer, did participate in deliberations before the Board of Directors concerning executive officer compensation during the fiscal year ended December 31, 2005.

Employment Agreements

The Company is a party to an employment agreement with each of David A. Johnson, Thomas J. Concannon, Lynn A. Turner, Michael A. Dunn, Michael A. Schott, M. Lee Bell, James White and David Smiddy. See “Certain Relationships and Related Transactions — Employment Agreements” below.

Performance Graph

The following graph depicts the five-year cumulative total return of the Company’s common stock as compared with the S&P 500 Stock Index and a peer group made up of companies on the PHLX Oil Services Index. The PHLX Index consists of larger companies that perform a variety of services as compared to land based acquisition and processing of seismic data performed by the Company.

Item 12.        Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2005, the number of shares of the Company’s common stock beneficially owned by (i) each person known by the Company (based on filings under Section 13(d) or 13(g) of the Exchange Act) to be the holder of more than five percent of its voting securities, (ii) each director or nominee for election as a director, (iii) each executive officer, and (iv) all of the Company’s directors and officers as a group. Unless otherwise indicated, each holder has sole voting and investment power with respect to the shares of common stock owned by such holder.

Name and Address of Beneficial Owner or Group	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Steven A. Webster	Common	13,441,294 shares(2)	24.97%
1000 Louisiana, Suite 1500
Houston, TX 77002

Maple Leaf Partners, L.P.	Common	8,929,624 shares	16.44%
450 Laurel Street, Suite 2105
Baton Rouge, Louisiana 70801

Dane Andreeff	Common	15,400,000 shares(3)	28.05%
Andreeff Equity Advisors, L.L.C.
450 Laurel Street, Suite 2105
Baton Rouge, LA 70801

GeoLease Partners, L.P.	Common	5,970,487 shares	11.12%
c/o CSFB Private Equity, Inc.
Eleven Madison Avenue
New York, NY 10010

William R. Ziegler	Common	8,425,934 shares(4)	15.71%
230 Park Avenue, Suite 1130
New York, NY 10169

Maple Leaf Offshore, Ltd.	Common	5,902,952 shares	10.92%
450 Laurel Street, Suite 2105
Baton Rouge, Louisiana 70801

Blackhawk Investors II, L.L.C.	Common	5,317,804 shares	9.94%
14701 St. Mary’s Lane, Suite 800
Houston, TX 77079

Valentis SB LP	Common	5,317,803 shares	9.94%
c/o Wexford Capital LLC
411 West Putman Avenue
Greenwich, Connecticut 06830

David A. Johnson	Common	893,748 shares(5)(8)	1.64%
One Riverway, Suite 2100
Houston, Texas 77056

Christopher M. Harte	Common	840,435 shares(6)	1.49%
P. O. Box 696
Spicewood, Texas 78669

Lynn A. Turner	Common	333,333 shares(5)(9)	.62%
One Riverway, Suite 2100
Houston, Texas 77056

Michael A. Dunn	Common	233,333 shares(5)(10)	.43%
One Riverway, Suite 2100
Houston, Texas 77056

Thomas J. Concannon	Common	233,333 shares(5)(11)	.43%
One Riverway, Suite 2100
Houston, Texas 77056

Name and Address of Beneficial Owner or Group	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class(1)
M. Lee Bell	Common	116,667 shares(5)(12)	.22%
One Riverway, Suite 2100
Houston, Texas 77056

All Directors and Executive Officers as a Group	Common	18,860,899 shares(7)	33.80%

(1)     These percentages are calculated on the basis of 53,503,093 shares of common stock, that were issued and outstanding on December 30, 2005, plus, with respect to each person, group or entity listed, such number of shares of common stock as such person or entity has the right to acquire pursuant to options, warrants, conversion privileges or other rights held by such person or entity. Certain shares are deemed beneficially owned by more than one person or entity listed in the table.

(2)     Includes (i) 5,474,116 shares owned of record by Mr. Webster, (ii) 5,317,804 shares of common stock owned of record by Blackhawk Investors II L.L.C., (iii) 339,374 shares of common stock owned of record by Somerset Capital Partners (“SCP”), since Mr. Webster is one of three general partners of SCP, (iv) 280,000 shares of common stock, assuming the exercise of warrants owned of record by Mr. Webster, (v) 1,107,020 shares of common stock owned of record by Kestrel Capital, L.P., since Mr. Webster is President of Peregrine Management, LLC, the sole General Partner of Kestrel Capital, L.P., (vi) 40,000 shares of common stock, assuming the exercise of the warrants owned by Kestrel Capital, L.P., and (vii) 882,980 shares of common stock owned of record by Cerrito Partners, since Mr. Webster is the Managing Partner of Cerrito Partners.

(3)     Includes 8,117,840 shares owned of record by Maple Leaf Partners, L.P., (ii) 811,784 shares of common stock assuming the exercise of warrants owned of record by Maple Leaf Partners, L.P., (iii) 5,366,320 shares owned of record by Maple Leaf Offshore, Ltd., (iv) 536,632 shares of common stock, assuming the exercise of warrants owned by Maple Leaf Offshore, Ltd., (v) 515,840 shares owned of record by Maple Leaf Partners I, L.P. and (vi) 51,584 shares of common stock, assuming the exercise of warrants owned by Maple Leaf Partners I, L.P.

(4)     Includes (i) 2,648,756 shares owned of record by Mr. Ziegler, (ii) 5,317,804 shares of common stock owned of record by Blackhawk Investors II L.L.C., (iii) 339,374 shares of common stock owned of record by SCP, since Mr. Ziegler is one of three general partners of SCP, and (iv) 120,000 shares of common stock, assuming the exercise of warrants owned of record by Mr. Ziegler.

(5)     Refers to vested stock options to purchase common stock held by the named executive.

(6)     Includes 800,435 shares of common stock owned of record by Spicewood Family Partners of which Mr. Harte is the general partner and 40,000 shares of common stock, assuming the exercise of warrants owned of record by Spicewood Family Partners.

(7)     Includes an aggregate of (i) 16,570,485 issued and outstanding shares beneficially owned by the directors and executive officers as a group and (ii) 2,290,414 shares of common stock that such persons have the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights held by such persons.

(8)     Does not include a December 2005 award of 250,000 options to purchase common stock, which is subject to the stockholders’ approval of the 2002 Stock Awards Amendment at their next annual meeting.

(9)     Does not include a December 2005 award of 200,000 options to purchase common stock, which is subject to the stockholders’ approval of the 2002 Stock Awards Amendment at their next annual meeting.

(10)   Does not include a December 2005 award of 25,000 options to purchase common stock, which is subject to the stockholders’ approval of the 2002 Stock Awards Amendment at their next annual meeting.

(11)   Does not include a December 2005 award of 110,000 options to purchase common stock, which is subject to the stockholders’ approval of the 2002 Stock Awards Amendment at their next annual meeting.

(12)   Does not include a December 2005 award of 50,000 options to purchase common stock, which is subject to stockholders approval of the 2002 Stock Awards Amendment at their next annual meeting.

Item 13.        Certain Relationships and Related Transactions

Senior Executive Incentive Program

The Board of Directors has adopted a Senior Executive Incentive Program (the “Senior Executive Incentive Program”), pursuant to which the Company’s senior executives and key employees may earn annual bonus compensation based upon the Company’s performance in relation to its cash flow. Specifically, at the end of each fiscal year, the Board of Directors determines and establishes an annual bonus pool (the “Bonus Pool”) equal to 10% of the Company’s consolidated earnings before depreciation, interest and taxes (“EBITDA”) for such fiscal year less capital expenditure budget overages not previously approved by the Company’s Board of Directors. No Bonus Pool may be established for any fiscal year if the Company’s consolidated earnings before interest and taxes (“EBIT”) for such year are negative. The Board of Directors allocates the Bonus Pool among the participants in the Senior Executive Incentive Program in its sole discretion, subject to the terms of any employment agreements with the participants in the program. Bonuses, if any, awarded under the Senior Executive Incentive Program are determined by the Board of Directors and paid within 90 days after the end of the fiscal year for which the Bonus Pool has been determined.

Employment Agreements

The Company is a party to an employment agreement dated September 30, 2003, with David A. Johnson, pursuant to which Mr. Johnson serves as the President and Chief Executive Officer of the Company reporting directly to the Board of Directors. The compensation payable to Mr. Johnson under the employment agreement consists of: (i) an annual base salary of $240,000 per year (reviewed annually), (ii) participation in the Senior Executive Incentive Program equal to at least 50% of the Bonus Pool established thereunder, subject to a limit of three times base salary and (iii) an option to acquire 1,340,622 shares of common stock, at an exercise price of $0.06 per share, exercise price being the fair market value of the common stock on the date of grant. The option has a ten-year term and vests over three years in six (6) equal increments, with the first increment vesting three months from the date of hire, the second vesting 12 months from the date of hire, and subsequent increments vesting on each of the four six-month anniversaries of the date of hire thereafter. Mr. Johnson received a one-time signing bonus of $151,500. Bonuses are payable within 90 days of the end of the Company’s fiscal year provided no notice of voluntary termination of employment has been given and no termination of employment for cause has occurred before the scheduled payment date. Mr. Johnson is also entitled to a lump sum payment equal to three times the sum of his current base salary and the most recent non-zero cash bonus in the event there is a material negative change in Mr. Johnson’s job scope or remuneration package. Pursuant to the employment agreement, Mr. Johnson has agreed not to compete in the seismic services industry during his employment and for two years after termination for any reason. Mr. Johnson’s employment may be terminated by either party for any reason, subject to the provisions of the employment agreement.

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

The Company is a party to a three year employment agreement dated December 1, 2005, with James White, pursuant to which Mr. White serves as President of Quantum Geophysical, Inc. The compensation payable to Mr. White under the employment agreement consists of:  (i) an annual base salary of $220,000 per year (reviewed annually), (ii) participation in the Senior Executive Incentive Program up to an annual bonus limit of two-times base salary and (iii) an option to acquire 400,000 shares of common stock, at an exercise price of $1.25 per share, such exercise price being below the fair market value of the common stock on the date of grant. The option has a ten-year term and vests in three equal increments, with the first increment vesting upon the date of grant, the second increment vesting one year from the date of grant and the final increment vesting on the second anniversary of the grant date. Mr. White is also entitled to a lump sum payment equal to 1.75 times his current base salary if the Company terminates Mr. White’s employment for any reason other than for cause. The employment agreement also provides that Mr. White will not compete in the seismic services industry during his employment and for 1.75 years after a voluntary termination of employment by Mr. White.

The Company is a party to a three year employment agreement dated November 16, 2003, with David Smiddy, pursuant to which Mr. Smiddy serves as President of Trace Energy Services Ltd. The compensation payable to Mr. Smiddy under the employment agreement consists of (i) an annual base salary of $180,000 CDN per year (reviewed annually), (ii) eligible for a yearly bonus based on the profitability of Quantum and Geokinetics, and (iii) an option to acquire 100,000 shares of common stock, at an exercise price of $1.25 per share. The option has a ten-year term and vests ratably over three years in three equal increments, with the first increment vesting one year from the date of grant and the final increment vesting on the third anniversary of the grant date. Mr. Smiddy is also entitled to a lump sum payment equal to one times his current base salary if the Company terminates Mr. Smiddy’s employment for any reason other than for cause or if there is a change of control which results in a material negative change in Mr. Smiddy’s job scope or remuneration package. The employment agreement also provides that Mr. Smiddy will not compete in the seismic services industry during his employment and for one year after a voluntary termination of employment by Mr. Smiddy.

Other Related Transactions

In connection with certain financing transactions that were completed in April and July of 1997 with William R. Ziegler, Steven A. Webster and Blackhawk Investors, L.L.C. (of which Messrs. Ziegler and Webster serve as the two partners of its sole managing member), the Company entered into a three-year consulting agreement (beginning April 25, 1997) with William R. Ziegler, pursuant to which Mr. Ziegler agreed to provide the Company certain strategic planning and other consulting services. Under Mr. Ziegler’s consulting agreement, Mr. Ziegler received a quarterly consulting fee equal to one-half of 1% of the total investment made by him and certain other persons on or before July 31, 1997 in debt and equity securities of the Company that were outstanding as of the end of each quarter during the term of the consulting agreement. Mr. Ziegler’s consulting agreement expired on April 25, 2000 and was not renewed. As of December 31, 2004 the Company owed Mr. Ziegler $389,873 in consulting fees pursuant to the agreement. In addition, in July 1997, the Company entered into an Investment Monitoring Agreement with Blackhawk Capital Partners, the managing member of Blackhawk Investors, L.L.C., pursuant to which Blackhawk Capital Partners was appointed to oversee Blackhawk Investors, L.L.C.’s investments in the Company. As of December 2003, Blackhawk Investors, L.L.C. had divested itself of its original investment in the Company. As of December 31, 2004, the Company owed Blackhawk Capital Partners $162,500 in consulting fees under this agreement.

On December 1, 2005, the Company completed a private placement of $30,837,500 of its common stock and warrants to purchase common stock, net of offering costs of approximately $1,527,000. The Company sold 24,670,000 shares of its common stock at a per share price of $1.25, and warrants to purchase an additional 2,741,050 shares of common stock. The warrants are exercisable at a price of $2.00 per share, may be exercised at any time after the date of issuance and expire five years after the date of issuance.

Three of the Company’s directors (Messrs. Ziegler, Webster and Harte) participated in the private placement of common stock and warrants to purchase common stock. Their combined purchases totaled 4,800,000 shares of common stock representing $6,000,000 of the total offering. The directors also received warrants to purchase 480,000 shares of the Company’s common stock.

On November 30, 2004, the Company completed a $2,499,900 equity financing from private investment sources. The financing consisted of an offering of 8,333 shares of Convertible Preferred Stock priced at $300 per share, which was convertible into common stock at $0.30 per share. The Convertible Preferred Stock accrued dividends at the rate of 6% per annum, compounded annually and, which were payable in cash when, and if, declared. Messrs. Ziegler, Webster and Harte, directors of the Company, participated in this private placement. Their combined purchases totaled 5,579 shares of Convertible Preferred Stock and represented $1,674,000 of the total offering.

In conjunction with the Company’s December 2005 private placement of common stock, the Company’s Convertible Preferred Stock was converted into common stock of the Company. The Company issued 8,832,980 shares of common stock to facilitate the conversion, based on the conversion price of $.30 per share and the accumulation of accrued dividends from December 2004. Upon conversion of the Convertible Preferred Stock, these directors received in the aggregate 5,913,740 shares of common stock of the Company.

During 2005, the Company’s seismic acquisition segment performed and completed a seismic survey for Carrizo Oil & Gas, Inc. (“Carrizo”). The project was bid to Carrizo at prevailing market rates and the survey was conducted according to industry standards. The seismic survey generated revenues of $1,116,263 to the Company. Steven A. Webster serves as Chairman of the Board of Carrizo. Mr. Webster also serves as a director and is a significant stockholder of the Company.

William R. Ziegler is of counsel to the New York-based law firm of Satterlee Stephens Burke & Burke, LLP. During the fiscal years ended December 31, 2005 and December 31, 2004, this firm billed the Company $42,575 and $37,707 respectively, for services rendered.

Item 14.        Principal Accounting Fees and Services

Fitts, Roberts & Co., P.C., the Company’s independent registered public accounting firm, examined the financial statements of the Company for the fiscal years ending December 31, 2005 and December 31, 2004. Fitts, Roberts & Co., P.C. has performed the following services and has billed the following fees for these fiscal years.

Audit Fees

Fitts, Roberts & Co., P.C. has billed the Company aggregate fees of $ 120,395 for the fiscal year ended December 31, 2005 (billed to date) and $85,780 for the fiscal year ended December 31, 2004 for professional services rendered for the audit of the Company’s annual financial statements and for reviews of the financial statements included in the Company’s quarterly reports on Form 10-QSB and 10-Q during these fiscal years.

Audit-Related Fees

Fitts, Roberts & Co., P.C. billed the Company aggregate fees of $ 107,237 for the fiscal year ended December 31, 2005 and $ 11,375 for the fiscal year ended December 31, 2004 for audit related services.  These services include due diligence services, merger and  acquisition assistance, employee benefit plan audits and consultations concerning financial accounting and reporting standards.

Tax Fees

Fitts, Roberts & Co., P.C. did not bill the Company any fees during the fiscal years ended December 31, 2005 and December 31, 2004 for professional services rendered for tax compliance, tax advice or tax planning.

All Other Fees

Fitts, Roberts & Co., P.C. did not bill the Company for any other fees for professional services for the fiscal year ended December 31, 2005.

PART IV

Item 15.        Exhibits and Financial Statement Schedules

(1) and (2)  See F-1.

(3) Exhibits

2.1           Form of Securities Purchase Agreement, dated November 30, 2004 by and among the Company and the Investors named therein (incorporated by reference from Exhibit 2.1 to Form 8-K filed on December 6, 2004 (file no. 000-09268)).

3.1           Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3(a) to Amendment No. 1 to the Company’s Registration Statement on Form S-3 filed on March 25, 1980 (file no. 000-09268)).

3.2           Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.2 to Form 10-KSB filed on April 24, 1996 (file no. 000-09268)).

3.3           Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on July 14, 1997 (incorporated by reference from Exhibit 3.3 to Form 10-KSB on March 31, 1998 (file no. 000-09268)).

3.4           Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on November 24, 1997 (incorporated by reference from Exhibit 3.4 to Form 10-KSB filed on March 31, 1998 (file no. 000-09268)).

3.5           Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.5 to Form 10-KSB filed on March 31, 1998 (file no. 000-09268)).

4.1           Form of Certificate of Designation of Series A Senior Convertible Preferred Stock (incorporated by reference from Exhibit 4.1 to Form 8-K filed on December 6, 2004 (file no. 000-09268)).

4.2           Form of Registration Rights Agreement, dated November 30, 2004 by and among the Company and the Investors named therein (incorporated by reference from Exhibit 4.2 to Form 8-K filed on December 6, 2004 (file no. 000-09268)).

4.3           Form of Limited Waiver and Consent to Grant of Registration Rights, dated November 30, 2004 by and among the Company and the Investors named therein (incorporated by reference from Exhibit 4.3 to Form 8-K filed on December 6, 2004 (file no. 000-09268)).

4.4           Geokinetics Inc. 2002 Stock Awards Plan (incorporated by reference from Exhibit 4.1 to Form S-8 filed on November 23, 2004 (file no. 333-120694)).

10.1         Securities Purchase Agreement dated as of April 25, 1997 among the Company and each of William R. Ziegler and Steven A. Webster. (incorporated by reference from Exhibit II to the Schedule 13D filed by William R. Ziegler on May 5, 1997 (file no. 005-32355)).

10.2         Consulting Agreement dated as of April 25, 1997 executed by the Company and William R. Ziegler (incorporated by reference from Exhibit VI to the Schedule 13D filed by William R. Ziegler on May 5, 1997 (file no. 005-32355)).

10.3         Securities Purchase and Exchange Agreement dated as of July 18, 1997 among the Company, Blackhawk Investors, L.L.C., William R. Ziegler, and Steven A. Webster (incorporated by reference from Exhibit 2.1 to Form 8-K filed on August 5, 1997 (file no. 000-09268)).

10.4         Investment Monitoring Agreement dated July 18, 1997, between the Company and Blackhawk Capital Partners, L.P. (incorporated by reference from Exhibit 10.2 to Form 8-K filed on August 5, 1997 (file no. 000-09268)).

10.5         Letter Agreement re Additional Investment dated July 24, 1997, between the Company and Blackhawk Investors, L.L.C. (incorporated by reference from Exhibit 2.3 to Form 8-K filed on August 5, 1997 (file no. 000-09268)).

10.6         Joint Processing Agreement dated January 16, 2002 between Geophysical Development Corporation and Screen Imaging Technology, Inc. (incorporated by reference from Exhibit 99.1 to Form 10-QSB filed on November 14, 2002) (file no. 000-09268).

10.7         Securities Purchase and Exchange Agreement dated May 2, 2003 by and among the Company, Valentis SB, LP, Blackhawk Investors II, LLC., GeoLease Partners, LP and holders of the Company’s senior secured notes (incorporated by reference from Annex A to Schedule 14A filed on February 13, 2003 (file no. 000-09268)).

10.8         Registration Rights Agreement dated May 2, 2003 by and among the Company, Valentis SB, LP, Blackhawk II, LLC, GeoLease and certain former holders of the Company’s Senior Secured Notes Due 2003 (incorporated by reference from Exhibit V to Schedule 13D filed on May 12, 2003 (file no. 000-09268)).

10.9         Co-Sale Agreement dated May 2, 2003 by and among the Company, GeoLease Partners, LP, certain former holders of the Company’s Senior Secured Notes Due 2003 Noteholders and persons affiliated with Blackhawk Investors II, LLC notes (incorporated by reference from Exhibit VI to Schedule 13D filed on May 12, 2003 (file no. 000-09268)).

10.10       Lease Agreement dated October 1, 1999 as amended and restated as of April 30, 2003 between the Company and GeoLease Partners, L.P. (incorporated by reference from Exhibit 10.4 to Form 10-QSB filed on May 15, 2003 (file no. 000-09268)).

10.11       Amendment No. 1 dated as of May 2, 2003 between the Company and GeoLease Partners, L.P. (incorporated by reference from Exhibit 10.11 to Form 10-KSB filed on April 14, 2004 (file no. 000-09268)).

10.12       Amendment No. 2 dated as of April 14, 2004 between the Company and GeoLease Partners, L.P. (incorporated by reference from Exhibit 10.12 to Form 10-KSB filed on April 14, 2004 (file no. 000-09268)).

10.13       Employment Agreement dated as of September 30, 2003 between the Company and David A. Johnson (incorporated by reference from Exhibit 10.13 to Form 10-KSB filed on April 14, 2004 (file no. 000-09268)).

10.14       Employment Agreement dated as of November 16, 2003 between the Company and Thomas J. Concannon (incorporated by reference from Exhibit 10.14 to Form 10-KSB filed on April 14, 2004 (file no. 000-09268)).

10.15       Employment Agreement dated as of November 16, 2003 between the Company and Lynn A. Turner (incorporated by reference from Exhibit 10.15 to Form 10-KSB filed on April 14, 2004 (file no. 000-09268)).

10.16       Employment Agreement dated as of November 16, 2003 between the Company and Michael A. Dunn (incorporated by reference from Exhibit 10.16 to Form 10-KSB filed on April 14, 2004 (file no. 000-09268)).

10.17       Employment Agreement dated as of November 16, 2003 between the Company and Michael A. Schott (incorporated by reference from Exhibit 10.17 to Form 10-KSB filed on April 14, 2004 (file no. 000-09268)).

10.18       Employment Agreement dated as of March 16, 2004 between the Company and M. Lee Bell (incorporated by reference from Exhibit 10.17 to Form 10-KSB filed on April 15, 2005 (file no. 000-09268)).

10.19       Stock Purchase Agreement dated July 29, 2005, among the Company, SCF-III, L.P. and James White (incorporated by reference from Exhibit 10.1 to Form 8-K filed on August 4, 2005 (file no. 000-09268)).

10.20       Least Agreement dated June 20, 2005, between the Company and Mitcham Industries, Inc. (incorporated by reference from Exhibit 10.2 to Form 8-K filed on August 11, 2005 (file no. 000-09268)).

10.21       Securities Purchase Agreement dated November 30, 2005, among the Company and each purchaser therein (incorporated by reference from Exhibit 10.1 to Form 8-K filed on December 12, 2005 (file no. 000-09268)).

10.22       Registration Rights Agreement dated November 30, 2005, among the Company and each purchaser therein (incorporated by reference from Exhibit 10.2 to Form 8-K filed on December 12, 2005 (file no. 000-09268)).

10.23       First Amendment to Stock Purchase Agreement dated November 30, 2005, among the Company, SCF-III, L.P. and James White (incorporated by reference from Exhibit 10.4 to Form 8-K filed on December 12, 2005 (file no. 000-09268)).

10.24       Registration Rights Agreement dated November 30, 2005, among the Company, SCF-III, L.P. and James White (incorporated by reference from Exhibit 10.5 to Form 8-K filed on December 12, 2005 (file no. 000-09268)).

10.25       Escrow Agreement dated November 30, 2005, among the Company, SCF-III, L.P., James White  and AMEGY BANK NATIONAL ASSOCIATION (incorporated by reference from Exhibit 10.6 to Form 8-K filed on December 12, 2005 (file no. 000-09268)).

10.26       Payoff Letter regarding Lease Agreement, dated as of October 1, 1999, as Amended and Restated as of May 2, 2003, from GeoLease Partners, L.P. to the Company (incorporated by reference from Exhibit 10.8 to Form 8-K filed on December 12, 2005 (file no. 000-09268)).

10.27       Fifth Amended and Restated Credit Agreement dated November 30, 2005, among the Company, Trace Energy Services Ltd., Trace Energy Services, Inc., Quantum Geophysical, Inc. and Gophysical Development Corporation and HSBC Bank Canada (incorporated by reference from Exhibit 10.9 to Form 8-K filed on December 12, 2005 (file no. 000-09268)).

10.28       First Amendment to the Registration Rights Agreement dated March 28, 2006, among the Company and each purchaser therein (incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 3, 2006 (file no. 000-09268)).

21.1*       Schedules of the Company’s Subsidiaries.

31.1*       Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, filed herewith.

31.2*       Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, filed herewith.

32.1*       Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2*       Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*  filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOKINETICS INC.

Date: April 17, 2006	By:	/s/ David A. Johnson
David A. Johnson
President and Chief Operating Officer

Date: April 17, 2006	By:	/s/ Thomas J. Concannon
Thomas J. Concannon,
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David A. Johnson	President, Chief Operating	April 17, 2006
David A. Johnson	Officer and Director

/s/ Thomas J. Concannon	Vice President and	April 17, 2006
Thomas J. Concannon	Chief Financial Officer

/s/ William R. Ziegler	Director and Chairman	April 17, 2006
William R. Ziegler

/s/ Steven A. Webster	Director	April 17, 2006
Steven A. Webster

/s/ Christopher M. Harte	Director	April 17, 2006
Christopher M. Harte

/s/ Gary M. Pittman	Director	April 17, 2006
Gary M. Pittman

GEOKINETICS INC. AND

SUBSIDIARIES

ANNUAL CONSOLIDATED

FINANCIAL STATEMENTS

DECEMBER 31, 2005

TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Geokinetics Inc. and Subsidiaries

Houston, Texas

We have audited the accompanying consolidated balance sheets of Geokinetics Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity and other comprehensive loss and cash flows for each of the years in the three year period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geokinetics Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

Houston, Texas
April 17, 2006

/s/ Fitts Roberts & Co., P.C.

The Accompanying Notes Are An Integral Part of These Consolidated Financial Statements

GEOKINETICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

ASSETS

	2005	2004
CURRENT ASSETS
Cash	$11,000,867	$2,399,927
Accounts receivable - trade, net	16,416,520	4,960,646
Accounts receivable - officers and employees	10,413	9,176
Work in progress	5,950,971	1,214,722
Prepaid expenses	1,238,714	373,622
Deferred charges	739,469	115,911
Income tax recoverable	169,381	—

Total Current Assets	35,526,335	9,074,004

PROPERTY AND EQUIPMENT, net	35,082,700	2,246,560

OTHER ASSETS
Goodwill	2,699,000	—
Other intangible assets	1,184,632	—
Restricted investments	184,754	210,407
Deposits and other assets	45,584	45,583

Total Other Assets	4,113,970	255,990

TOTAL ASSETS	$74,723,005	$11,576,554

The Accompanying Notes Are An Integral Part of These Consolidated Financial Statements

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	2005	2004
CURRENT LIABILITIES
Current maturities of long-term debt	$2,811,754	$685,052
Bank revolver	3,192,341	—
Current portion of GeoLease liability	—	1,072,495
Current portion of capital leases	2,649,101	237,313
Accounts payable – trade	12,538,921	2,307,907
Accrued liabilities	8,301,112	1,387,414
Notes payable	424,726	283,190
Customer deposit	375,000	—
Advances for lease bank	—	100,000
Deferred revenue	2,831,172	2,427,269
Due to officers and stockholders	552,373	552,373
Total Current Liabilities	33,676,500	9,053,013

LONG-TERM DEBT, net of current maturities	4,270,675	181,834
GEOLEASE LIABILITY, long-term	—	2,256,057
DEFERRED INCOME TAX	1,676,487	—

OTHER LIABILITIES
Warrant liability	6,574,925	—
Non current portion of capital leases	4,025,965	66,193
Total Other Liabilities	10,600,890	66,193
TOTAL LIABILITIES	50,224,552	11,557,097

REDEEMABLE PREFERRED STOCK
Series A, $10.00 par value, 100,000 shares authorized no shares issued and outstanding at December 31, 2005 and 8,333 shares issued and outstanding at December 31, 2004	—	2,397,843
TEMPORARY EQUITY
Unregistered common stock, $.01 par value, 24,670,000 shares issued and outstanding	25,648,458	—

STOCKHOLDERS’ DEFICIT
Common stock, $.01 par value, 100,000,000 shares authorized, 53,503,093 issued and outstanding (including 24,670,000 unregistered) at December 31, 2005 and 18,992,113 shares issued and outstanding at December 31, 2004	288,332	189,922
Additional paid-in capital	38,834,960	35,770,031
Other comprehensive (loss)	(13,441)	—
Retained deficit	(40,259,856)	(38,338,339)
TOTAL STOCKHOLDERS’ DEFICIT	(1,150,005)	(2,378,386)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$74,723,005	$11,576,554

The Accompanying Notes Are An Integral Part of These Consolidated Financial Statements

GEOKINETICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
REVENUES
Seismic revenue	$58,177,257	$39,469,562	$32,289,682
Data processing revenue	3,997,774	3,675,268	3,659,208
Total Revenues	62,175,031	43,144,830	35,948,890

EXPENSES
Seismic operating expenses	51,017,017	34,342,843	26,059,055
Data processing expenses	6,334,753	5,619,319	3,966,388
General and administrative	3,405,682	2,358,430	2,273,875
Depreciation and amortization	1,481,057	850,705	1,793,813

Total Expenses	62,238,509	43,171,297	34,093,131

Income (Loss) From Operations	(63,478)	(26,467)	1,855,759

OTHER INCOME (EXPENSE)
Interest income	115,924	26,218	17,678
Interest expense	(473,729)	(441,097)	(3,841,656)
Warrant expense	(1,385,883)	—	—
Other expense	(62,993)	—	—
Total Other Expense	(1,806,681)	(414,879)	(3,823,978)

GAIN ON FINANCIAL RESTRUCTURE	—	—	83,830,575

Income (Loss) Before Income Tax	(1,870,159)	(441,346)	81,862,356

PROVISION FOR INCOME TAX	(51,358)	—	—

NET INCOME (LOSS)	(1,921,517)	(441,346)	81,862,356

RETURNS TO PREFERRED STOCKHOLDERS
Beneficial conversion charge	—	(2,499,900)	—
Preferred stock dividend and accretion of costs	(159,220)	(14,475)	—

INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(2,080,737)	$(2,955,721)	$81,862,356

NET INCOME (LOSS) PER COMMON SHARE
Basic	$(.09)	$(.16)	$4.31
Diluted	$(.09)	$(.16)	$4.31

Weighted average common shares outstanding	21,823,500	18,992,113	18,992,113

The Accompanying Notes Are An Integral Part of These Consolidated Financial Statements

GEOKINETICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

December 31, 2005 and 2004

	Stockholders’ Deficit
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Deficit	Other Comprehensive Loss	Total
Balance at December 31, 2002	18,992,156	$193,672	$33,019,248	$(142,500)	$(119,759,349)	—	$(86,688,929)
Reverse Stock Split	(18,802,277)	(188,022)	188,022	—	—	—	—
Retire Treasury Stock	—	(3,750)	(138,750)	142,500	—	—	—
Sale of Securities	18,802,234	188,022	3,311,978	—	—	—	3,500,000
Costs of Sale of Securities	—	—	(595,992)	—	—	—	(595,992)
Net Income	—	—	—	—	81,862,356	—	81,862,356
Balance at December 31, 2003	18,992,113	189,922	35,784,506	—	(37,896,993)	—	(1,922,565)

Value Attributable to the Beneficial Conversion Feature of the Redeemable Preferred Stock	—	—	2,499,900	—	—	—	2,499,900
Effect of Beneficial Conversion Feature Charge	—	—	(2,499,900)	—	—	—	(2,499,900)
Accretion of Preferred Issuance Costs	—	—	(1,975)	—	—	—	(1,975)
Accrual of Preferred Dividend	—	—	(12,500)	—	—	—	(12,500)
Net Loss	—	—	—	—	(441,346)	—	(441,346)
Balance at December 31, 2004	18,992,113	189,922	35,770,031	—	(38,338,339)	—	(2,378,386)

Exercise of Options	8,000	80	4,080	—	—	—	4,160
Sale of Securities	24,670,000	—	—	—	—	—	—
Issuance of Securities
Purchase of Trace	1,000,000	10,000	2,090,000	—	—	—	2,100,000
Costs of Sale of Securities	—	—	(1,860,696)	—	—	—	(1,860,696)
Conversion of Preferred Stock	8,832,980	88,330	2,468,733	—	—	—	2,557,063
Stock Based Compensation	—	—	522,031	—	—	—	522,031
Accretion of Preferred Issuance Costs	—	—	(21,725)	—	—	—	(21,725)
Accrual of Preferred Dividend	—	—	(137,494)	—	—	—	(137,494)
Foreign Exchange Loss	—	—		—	—	(13,441)	(13,441)
Net Loss	—	—		—	(1,921,517)	—	(1,921,517)
Balance at December 31, 2005	53,503,093	$288,332	$38,834,960	—	$(40,259,856)	$(13,441)	$(1,150,005)

The Accompanying Notes Are An Integral Part of These Consolidated Financial Statements

GEOKINETICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2005	2004	2003
OPERATING ACTIVITIES
Net Income (Loss)	$(1,921,517)	$(441,346)	$81,862,356
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,481,057	850,705	1,793,813
Other comprehensive income	(42,021)	—	—
Warrant expense, increase in fair value of warrants	1,385,883	—	—
Stock based compensation	522,031	—	—
Gain on financial restructuring	—	—	(83,830,575)
Changes in operating assets and liabilities
Accounts receivable and work in progress	(8,106,553)	91,185	(4,748,295)
Prepaid expenses and other assets	(71,167)	47,532	(20,518)
Accounts payable	4,833,878	(2,792,234)	2,830,914
Accrued liabilities and deferred revenue	2,645,671	(306,403)	5,634,103
Net Cash Provided (Used) in Operating Activities	727,262	(2,550,561)	3,521,798

INVESTING ACTIVITIES
Purchase of capital assets	(578,965)	(798,450)	(972,529)
Purchase of Trace Energy Services, Ltd.	(17,361,939)	—	—
Down payments on capital leases	(463,691)	(6,086)	(5,907)
Net Cash (Used) by Investing Activities	(18,404,595)	(804,536)	(978,436)

FINANCING ACTIVITIES
Proceeds from issuance of debt	2,243,545	807,474	732,367
Proceeds from private placements, net of $1,860,696 cost in 2005, net of $116,532 cost in 2004 and net of $595,992 cost in 2003	29,279,563	2,383,368	2,904,007
Proceeds from exercise of options	4,160	—	—
Principal payments on notes payable	(1,404,215)	(1,293,957)	(1,274,080)
Payments on restructuring of GeoLease liability	—	—	(1,898,800)
Principal payments on GeoLease liability	(3,583,426)	(841,940)	—
Payments on capital leases	(3,281,642)	(357,813)	(365,590)
Net Cash Provided by Financing Activities	23,257,985	697,132	97,904

NET INCREASE (DECREASE) IN CASH	5,580,652	(2,657,965)	2,641,266

Cash obtained in acquisition of Trace	3,020,288	—	—
CASH, beginning of year	2,399,927	5,057,892	2,416,626

CASH, end of year	$11,000,867	$2,399,927	$5,057,892

SUPPLEMENTAL DISCLOSURES RELATED TO CASH FLOWS:
Interest of $473,729, $441,097 and $202,064 was paid in 2005, 2004 and 2003, respectively
Equipment totaling $4,006,763, $383,134 and $210,620 was acquired in 2005, 2004 and 2003, respectively, through the issuance of capital leases

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                                            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Organization

Geokinetics Inc., a Delaware corporation, founded in 1980 (the “Company”), is based in Houston, Texas. The Company is a technologically advanced provider of three-dimensional (“3-D”) seismic acquisition services to the U.S. and Canadian land-based oil and gas industry and seismic data processing services to clients involved in both on-shore and off-shore operations on a worldwide basis. Through equipment purchases and acquisition of other companies, the Company currently has the capability of operating up to nine seismic crews in the Rocky Mountain region, on the Gulf Coast and in Canada.

Principles of Consolidation

The consolidated financial statements include the accounts of Geokinetics Inc. and its wholly-owned subsidiaries, Trace Energy Services Ltd. (Trace), Quantum Geophysical, Inc. (Quantum), Quantum Geophysical Services, Inc. (QGS) and Geophysical Development Corporation (GDC). All inter-company items and transactions have been eliminated in the consolidation.

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

Fair Values of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, notes payable, warrants, the GeoLease liability and redeemable preferred stock. The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair values due to the short maturity of those instruments. The carrying amount of debt reported in the consolidated balance sheets approximates fair value because, in general, the interest on the underlying instruments approximates market rates.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets. Repairs and maintenance, which are not considered betterments and do not extend the useful life of property, are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in income. During 2005, the Company revised its estimated lives and residual values as discussed in Note 2.

Goodwill and Impairment of Long-Lived Assets

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and, as required, the Company no longer amortizes goodwill on acquired intangible assets which the Company has determined have an indefinite life. These assets are reviewed annually (or more frequently under various conditions) for impairment using a fair value approach. Intangible assets that do not have indefinite lives are amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Prior to the Company’s Trace acquisition, the Company’s goodwill and other intangible assets had been fully impaired in prior years.

Restricted Investments

Restricted investments represent investments carried at cost, which approximates market. Such investments represent amounts of certificates of deposit or other deposit accounts required by various state and federal agencies in connection with the performance of field operations by the Company and its subsidiaries. The amount of restricted investments was $184,754 and $210,407 at December 31, 2005 and 2004, respectively.

Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

There were no cash equivalents at December 31, 2005 or 2004.

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

Income (Loss) Per Common Share

Basic income and loss per common share is computed based on the weighted average number of common shares outstanding during the respective years. Stock options, stock warrants and convertible preferred stock are included in the calculation of diluted income per common share. The calculation of diluted loss per common share at December 31, 2004 and 2005, respectively, excludes options to purchase 931,849 shares and 5,245,122 shares of common stock, warrants to purchase 10,050 shares and 2,756,050 shares of common stock and preferred stock convertible into 8,333,000 shares and 0 shares of common stock because the effect would be anti-dilutive.

Stock-Based Compensation

As permitted under generally accepted accounting principles, stock-based awards granted to employees are accounted for following APB 25. Outlined below are pro forma results had compensation costs for the Company’s stock-based compensation plans been determined based on the fair value approach of SFAS 123.

The weighted average fair value of options granted during 2005 is $1.86. The weighted average fair value of options granted during 2004 was $0.58 and $0.16 during 2003. The fair value of each option granted is estimated on the date of grant, using the Black-Scholes option pricing model. The model assumed expected volatility of 159% and risk-free interest rate of 4.44% in 2005, volatility of 125% and risk-free interest rate of 3.97% in 2004 and volatility of 125% and risk free interest rate of 4.3% in 2003. As the Company has not declared dividends since it became a public entity, no dividend yield was used. The expected life of the options granted is a weighted average of 6.2 years for 2005 and 10 years for 2004 and 2003.

The following table reflects pro forma net income (loss) and earnings (loss) per share had the Company elected to adopt the fair value approach of SFAS 123:

	December 31, 2005	December 31, 2004	December 31, 2003
Net income (loss) applicable to common stockholders, as reported	$(2,080,737)	$(2,955,721)	$81,862,356
Plus stock-based compensation expense, as reported, net of tax	522,031	—	—
Less stock-based compensation expense determined under the fair value method, net of tax	(1,435,257)	(200,351)	(43,959)
Pro forma net income (loss)	$(2,993,963)	$(3,156,072)	$81,818,397
Basic and Diluted Income (Loss) per common share:
As reported	(0.09)	(0.16)	4.31
Pro forma	(0.14)	(0.17)	4.31

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

The Company will be required to apply FAS 123(R) as of the beginning of its first annual period that begins after June 15, 2005.

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

Research and Development Costs

Research and Development costs are expensed as incurred as data processing expenses and totaled approximately $1,057,000 for 2005, approximately $568,000 for 2004 and approximately $500,000 for 2003.

NOTE 2.                                            PROPERTY AND EQUIPMENT

The Company reviews the useful life and residual values of its property and equipment on an ongoing basis considering events or changes in circumstances. Based on information obtained in relation to the acquisition of Trace, effective December 1, 2005, the Company revised the estimated lives assigned its seismic field operating equipment from five to ten years. It also revised its estimate of residual values on this equipment from zero to ten percent (in instances where the remaining book value was equal to or above ten percent). This change in estimate did not have a material impact on the December 31, 2005 financial statements. The change resulted in approximately $21.3 million in assets acquired in the Trace acquisition and $3.4 million in assets previously held by Geokinetics being assigned a residual value of approximately $2.5 million which will not be depreciated. The above assets will be depreciated over an average of seven to ten years.

A summary of property and equipment follows:

	Estimated Useful Life	December 31, 2005	December 31, 2004
Field operating equipment	3-10 years	$47,795,081	$16,377,818
Vehicles	3-5 years	2,179,187	385,414
Buildings and improvements	6-39 years	812,759	289,864
Software	3-5 years	1,081,377	1,056,221
Data processing equipment	5 years	4,100,377	3,664,212
Furniture and equipment	3-7 years	331,285	233,669
		56,300,066	22,007,198
Less accumulated depreciation and amortization		(21,240,816)	(19,784,088)
		35,059,250	2,223,110
Land		23,450	23,450

Net Property and Equipment		$35,082,700	$2,246,560

NOTE 3.                                            ACCRUED LIABILITIES

A summary of accrued liabilities follows:

	December 31, 2005	December 31, 2004
Sales tax payable	$8,133	$132,400
Accrued payroll	929,482	892,394
Accrued interest payable	12,939	30,945
Accrued operating expenses	7,193,476	300,866
Other	157,082	30,809

	$8,301,112	$1,387,414

NOTE 4.                                            NOTES PAYABLE AND BANK REVOLVER

	December 31, 2005	December 31, 2004
Notes representing financing of insurance premiums for operating subsidiaries payable over periods of eight to ten months at interest rates varying from 4.5% to 6.1%	$424,726	$283,190

At December 31, 2005 the Company had a bank operating line of credit with a lending institution totaling $7,722,000, to a maximum of 75% of applicable accounts receivable. Available credit under this facility is further reduced by an Irrevocable and Unconditional Letter of Credit in the amount of $380,000 issued by the lending institution. Drawings under this facility bore interest at bank prime rate plus ½%. At December 31, 2005 $2,971,266 was drawn on this facility which is included in bank revolver. The remaining amount of bank revolver relates to outstanding checks.

Borrowings under the line and the term loans set forth in Note 6 are subject to certain financial covenants and restrictions on indebtedness, dividend payments, financial guarantees, business combinations and other related items. The Company is in compliance with all covenants. Security for the line and term loans include a first security interest on all assets of Trace.

NOTE 5.                                            LEASE BANK

The Company previously utilized a revolving credit facility (“Lease Bank”) to provide funds to acquire, package and sell oil and gas properties. Notes issued under this facility are payable upon demand one year from the date of the individual notes. If there is no demand, the notes automatically renew on a quarterly basis. The Notes matured on December 31, 1999. The outstanding balance on the advances for Lease Bank was $100,000 at December 31, 2004. The Company made no principal payments during 2004, and made quarterly interest payments at prime plus 4% totaling $10,005 in 2005, $8,209 in 2004 and $8,187 in 2003. The Company has fully satisfied this obligation at December 31, 2005.

NOTE 6.                                            LONG-TERM DEBT

	December 31, 2005	December 31, 2004
NOTES PAYABLE

Note to a financial institution dated March 1, 1996 payable in 120 monthly installments of principal and interest adjusted quarterly based on interest at prime plus 1.5% through March 1, 2006 when all unpaid principal and accrued interest is due (monthly payments at December 31, 2005 were $59,543 including principal and interest at 6.25%), secured by first security interest in a subsidiary’s accounts receivable, property and equipment, oil and gas leases, intangibles, guaranty of the Company and a limited guaranty of the Farmers Home Administration of the United States Department of Agriculture

	$177,688	$866,886

Term loan, bearing interest at prime plus 5/8%; payable monthly in arrears, and is repayable in monthly principal payments of $165,880 with full repayment no later than April 30, 2008(1)	4,491,616	—

Term loan, bearing interest at prime plus 5/8%; payable monthly in arrears, and is repayable in monthly principal payments of $53,625 through September 30, 2009(1)	2,413,125	—
	7,082,429	866,886
Less Current Maturities	2,811,754	685,052
	$4,270,675	$181,834

A summary of long-term debt principal maturities follows:

For the Years Ending December 31,	Amount
2006	$2,811,754
2007	2,634,067
2008	1,153,982
2009	482,625
$7,082,429

(1) These loans are subject to certain covenants and liens as set forth in Note 4

	December 31, 2005	December 31, 2004
GEOLEASE LIABILITY

Principal amount due for the accrued lease obligation under Amendment No. 2 dated May 1, 2005 to a lease agreement dated October 1, 1999, payable annually in monthly installments of $72,350 including principal and interest at 8% through 2008, and installments of $500,000 including principal and interest at 8% on May 1 for the years 2004, 2005 and 2006 plus annual prepayments (if any) based upon a calculation of free cash flow through April 1, 2008, when all unpaid principal and interest is due, secured by a first security interest in seismic equipment. The obligation was satisfied in full following the completion of the private placement on December 1, 2005.

	—	$3,328,552

Less Current Maturities	—	1,072,495
	—	$2,256,057

	December 31, 2005	December 31, 2004
CAPITAL LEASES
Capital leases to equipment vendors payable in 18 to 24 monthly installments at interest rates from 8% to 22%, with monthly installments at December 31, 2005 of $417,369 and total assets under capital lease of $11,600,008. Depreciation related to capital leases of $337,565, $159,581 and $179,933 for 2005, 2004 and 2003, respectively, is included in depreciation expense	$6,675,066	$303,506

Less Current Maturities	2,649,101	237,313
	$4,025,965	$66,193

A summary of capital lease maturities follows:

For the Years Ending December 31,	Total Payments	Interest Amount	Principal Amount
2006	$2,943,028	$293,927	$2,649,101
2007	1,662,223	182,319	1,479,904
2008	1,539,455	100,616	1,438,839
2009	1,130,076	22,854	1,107,222
	$7,274,782	$599,716	$6,675,066

NOTE 7.                                            INCOME TAX

The income tax provision differs from the amount of income tax determined by applying the Federal Income Tax Rate to pre-tax income from continuing operations for the years ended December 31, 2005, 2004 and 2003 due to the following:

	December 31, 2005	December 31, 2004	December 31, 2003
Computed “expected” tax benefit (expense)	$635,854	$150,058	$(27,833,201)
Non-deductible expenses
High yield interest		—	(1,183,094)
Warrant Expense	(471,200)	—	—
Amortization of OID	—	—	(38,499)
Excluded gain on financial restructuring	—	—	28,502,396
Adjustment of NOL carryforward	—	—	331,874
Other	48,989	87,654	—
Change in current year valuation allowance	(265,001)	(237,712)	220,524
Income Tax (expense)	$(51,358)	—	—

Deferred tax assets at December 31, 2005, 2004 and 2003 are comprised primarily of net operating loss carryforwards, tax credit carryforwards and deferred tax liabilities consist primarily of the difference between book and tax basis depreciation. A valuation allowance has previously been provided for net deferred tax assets, resulting in a carrying value of zero for the deferred tax benefit. As a result of  the Company’s restructuring on May 2, 2003, which resulted in the loss of substantially all of the Company’s tax attributes as of January 1, 2004, the Company has reduced both its deferred tax assets and the related valuation allowance of $11,557,438 to zero at December 31, 2003. Net deferred tax assets at December 31, 2005, 2004 and 2003 total $265,001, $237,712 and $220,524, respectively. Valuation allowances have been provided in each year as the Company historically has not been able to utilize its net operating losses.

Following is a summary of deferred tax assets and liabilities:

	December 31, 2005	December 31, 2004	December 31, 2003
Deferred Tax Assets
Loss carryforwards US operations	$332,325	$237,712	—
Loss carryforwards foreign subsidiary	595,664	—	—
Debt on foreign subsidiary capital leases	2,047,277	—	—
Valuation Allowance	(265,001)	237,712	—
	2,710,265	—	—

Deferred Tax Liabiliites
Property and equipment US operations	67,324	—	—
Property and equipment foreign subsidiary	4,319,428	—	—
	4,386,752	—	—

Net Deferred Tax Liability	$1,676,487	—	—

At December 31, 2003, the Company had net operating loss carryforwards of $32,986,147 and tax credit carryforwards of $245,769. As a result of its restructuring on May 2, 2003, the Company realized income for federal income tax purposes of approximately $84,000,000 through cancellation of indebtedness. The Company did not incur any current tax liability as a result of the restructuring, but lost substantially all of its tax attributes as of January 1, 2004, which included net operating losses and tax credit carryforwards. Since January 1, 2004 the Company has sustained net operating losses and, upon acquisition of Trace, has acquired operating losses attributable to its foreign subsidiary expiring as follows:

	US Operations	Foreign Operations	Total
2007	—	$42,900	$42,900
2008	—	832,260	832,260
2009	—	344,058	344,058
2014	—	241,098	241,098
2025	634,000	—	634,000
2026	345,000	—	345,000
	$979,000	$1,460,316	$2,439,316

Capital Losses Not Expiring	—	$604,890	$604,890

NOTE 8.                                            UNREGISTERED COMMON STOCK AND WARRANTS

On December 1, 2005, the Company completed a private placement of $30,837,500 of its common stock and warrants to purchase common stock, net of offering costs of approximately $1,860,696 and 274,050 warrants issued. The Company sold 24,670,000 shares of its common stock at a per share price of $1.25, and warrants to purchase an additional 2,467,000 shares of common stock. The warrants are exercisable at a price of $2.00 per share, may be exercised at any time after the date of issuance and expire five years after the date of issuance.

On December 30, 2005, the Company filed a registration statement on Form S-1, registering for resale the shares of common stock acquired by the selling shareholders as well as the shares of common stock to be issued upon exercise of the warrants. In the event the registration statement is not declared effective within 150 days of the filing date or if the registration statement is unavailable for sales after the initial effectiveness, then the Company is required to pay each purchaser an amount of liquidated damages in cash equal to the aggregate purchase price of such purchaser’s securities multiplied by 2% for every thirty days that the registration statement is unavailable for sales.

The Company considers the warrant agreement to be a derivative and has classified the warrants as a liability at fair value on the balance sheet. Information regarding the valuation of the warrants is as follows:

	December 1, 2005	December 31, 2005
Weighted average fair value of warrants	1.89	2.40
Black Scholes assumptions:
Dividend rate	—	—
Average risk free interest rate	4.44%	4.35%
Average volatility	159%	159%
Contractual life in years	5.0	4.9

The change in the fair value of the warrants between December 1, 2005 and December 31, 2005, has been reflected as a warrant expense in the accompanying statement of operations.

As of December 31, 2005, the unregistered issued shares of common stock have been classified as temporary equity due to the liquidated damages provision in the Company’s registration right agreements.

Subsequent to year end, the Company successfully negotiated with each of the purchasers for a cap on the payment of liquidated damages equal to a maximum of 10% of the aggregate purchase price of each purchaser’s securities. Following the agreement with each of the investors to limit the amount of liquidated damages, the Company believes that the maximum 10% payment for liquidated damages reflects a reasonable estimate of the difference in fair values between registered and unregistered shares. As a result, during the first quarter of 2006, both the common stock and warrants will be reclassified as a permanent equity.

NOTE 9.                                            ACQUISITION OF TRACE ENERGY SERVICES LTD.

General

On December 1, 2005, the Company acquired all of the issued and outstanding capital stock of Trace Energy Services Ltd. (“Trace”), a Calgary, Alberta, Canada based company, pursuant to the terms of a Stock Purchase Agreement among the Company and the holders of all the outstanding capital stock of Trace for approximately $19,642,000 in a combination of cash and stock. The results of operations for Trace for the month of December, 2005 are included in the consolidated financial results of the Company for the year ended December 31, 2005. Trace provides 2-D and 3-D seismic surveys, using both analog and digital seismic acquisition equipment for a wide range of customers exploring for oil and natural gas in Canada and the United States.

The acquisition of Trace has significantly increased the Company’s inventory of seismic acquisition equipment, from a channel count of 14,000 channels of seismic acquisition equipment prior to the Trace acquisition to a channel count of 32,000 channels of seismic acquisition equipment upon completion of the Trace acquisition. The Trace acquisition also significantly upgraded the Company’s technical capabilities as Trace equipment includes 3,000 stations of I/O System IV VectorSeis seismic acquisition equipment, which provides the Company with the ability to record shear wave data. In addition to increasing the Company’s operational and technical capabilities, the Trace acquisition should allow for better utilization of the acquired seismic acquisition equipment by redirecting that equipment to appropriate markets during what has traditionally been seasonal slow periods in Canada. The Trace acquisition has also increased the Company’s roster of highly skilled and experienced seismic acquisition field crew personnel. The benefits derived from the Trace acquisition, should allow the Company to pursue and profitably complete seismic surveys in a wide variety of terrains, climate conditions and geological basins.

Purchase Price

The Trace acquisition has been accounted for as a business combination. Assets acquired and liabilities assumed have been recorded at their fair values as of December 1, 2005. The

Company completed the Trace acquisition for approximately $19,462,000 in a combination of cash and stock, as further outlined below:

Cash paid or payable to acquire the outstanding stock of Trace	$17,362,000
Shares issued (1,000,000 shares of Geokinetics Common Stock values at $2.10 per share)	2,100,000
Total Purchase Price	$19,462,000

In accordance with the Stock Purchase Agreement, the cash paid was $35,000,000 Canadian, increased for Trace’s non-restricted cash balances and decreased for Trace’s bank debt, transaction costs and employee option expenses. The value of the 1,000,000 common shares issued was determined based on the average market closing price during the period 2 days before and after the closing of the acquisition.

Under business combination accounting, the total purchase price was allocated to Trace’s net tangible and identifiable intangible assets based on their estimated fair values as of December 1, 2005 as set forth below. The allocation of the purchase price was based upon an independent appraisal of the equipment, as well as the Company’s estimates and assumptions.

In $ 000’s
Cash and equivalents	$3,020
Accounts receivable	$8,118
Deferred charges	$810
Other current assets	$723
Property and equipment	$29,227
Goodwill	$2,699
Intangible assets	$1,195
Accounts payable and accrued liabilities	$(9,461)
Bank indebtedness	$(1,556)
Current portion long term debt	$(4,041)
Deferred revenue and other current liabilities	$(1,027)
Long term debt	$(4,478)
Capital lease obligations	$(4,136)
Deferred tax liabilities	$(1,631)
Purchase Price	$19,462

The following table sets forth the components of intangible assets associated with the acquisition at December 31, 2005:

Intangible Assets	Fair Value ($000’s)	Accumulated Amortization ($000’s)	Net Book Value ($000’s)	Useful Life
Goodwill	$2,699	N/A	$2,699	Indefinite
Customer Relationships	$1,195	$10	$1,185	5 Years
Total Intangible Assets:	$3,894	$10	$3,884

Of the approximate $3.9 million of acquired intangible assets, approximately $2.7 million was assigned to goodwill and is not subject to amortization and approximately $1.2 million was classified as identifiable intangibles with an expected life of five years. The fair value of intangible assets was based on an estimate of start up costs avoided by acquiring Trace’s established customer base. Amortization of the intangible assets noted above will be $239,000 for each of the fiscal years 2006 through 2010.

The excess of the purchase price over the net book value of Trace totaled approximately $9.3 million. Of this amount, $5.4 million was allocated to property and equipment and $3.9 million was allocated to goodwill and intangibles as detailed above. The $9.3 million is not deductible for tax purposes.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of Geokinetics and Trace, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented includes the business combination accounting effect on adjustments to depreciation on acquired property, amortization charges from acquired intangible assets, acquisition costs reflected in historical statements of operations for periods prior to the Stock Purchase Agreement, adjustments to interest expense and related tax effects.

	Unaudited Results Year Ended December 31:
In thousands, except per share data	2005	2004
Revenue	$97,381,527	$77,790,099
(Loss) from continuing operations	$(2,695,951)	$(2,082,467)
Basic net (loss) per share	$(0.05)	$(0.04)
Diluted net (loss) per share	$(0.05)	$(0.04)

NOTE 10.                                     RELATED PARTY TRANSACTIONS

On April 25, 1997, the Company obtained a $500,000 short-term financing from two individuals who were subsequently elected directors at the annual shareholders meeting on November 20, 1997. The Company issued 12% senior notes to the individuals, which were exchanged on July 18, 1997, for 458,333 shares of the Company’s common stock, 15,625 shares of Series A preferred stock and 592,009 shadow warrants. As part of this financing transaction, the Company entered into a consulting agreement with a director on July 18, 1997, pursuant to which, in consideration of certain strategic planning and other consulting services to be provided to the Company and its subsidiaries by that individual, he was to be paid a quarterly consulting fee equal to one half of 1% of the total investment made by him and certain other persons in debt and equity securities of the Company that were outstanding as of the end of each quarter during the three-year term of such agreement. This agreement was not renewed after the initial three-year term. At both December 31, 2005 and 2004, the Company owed the director $389,873 in consulting fees under the terms of the agreement, which amounts are included as amounts due to officers and shareholders on the Company’s balance sheet.

In 1997, the Company entered into an investment monitoring agreement with an investment group, under which the Company will pay the investment group an annual fee of $25,000. Two directors of the Company are the two partners of the sole managing member of the investment group. As of December 31, 2004 the investment group had divested itself of its original investment in the Company. At both December 31, 2005 and 2004, the Company owed the investment group $162,500 in consulting fees under this agreement, which amounts are included as amounts due to officers and shareholders on the Company’s balance sheet.

A director of the Company is of counsel to a law firm which provides legal services to the Company related to financing and private placement offering activities. In connection with these activities, the Company incurred legal costs from the director’s law firm during the years ended December 31, 2005, 2004 and 2003, respectively of $42,575, $37,707and $144,051.

Three of the Company’s directors participated in the private placement of Convertible Preferred Stock described in Note 12. Their combined purchases totaled 5,579 shares of Convertible Preferred Stock representing $1,673,700 of the total offering. Upon conversion of the Convertible Preferred Stock in December, 2005, these directors received in the aggregate 5,913,740 shares of common stocks of the Company.

Three of the Company’s directors participated in the private placement of common stock and warrants to purchase common stock described in Note 8. Their combined purchases totaled 4,800,000 shares of common stock representing $6,000,000 of the total offering. The directors also received warrants to purchase 480,000 shares of the Company’s common stock.

During 2005 and 2004, the Company’s seismic acquisition segment performed and completed a seismic survey for Carrizo Oil & Gas, Inc. (“Carrizo”). The project was bid to Carrizo at prevailing market rates at the time and the survey was conducted according to industry standards. The seismic survey generated revenues of $1,116,263 in 2005 and $1,183,254 in 2004. A director of the Company serves as Chairman of the Board of Carrizo.

NOTE 11.                                     RESTRUCTURING OF ACCRUED LEASE BALANCE AND EQUIPMENT LEASE

On April 14, 2004, the Company and GeoLease, the holder of the Company’s seismic acquisition equipment lease, agreed to a comprehensive restructuring of the lease pursuant to Amendment No. 2 of the Equipment Lease (“Amendment No. 2”). Pursuant to the restructuring, the Company is allowed to pay GeoLease the outstanding accrued lease obligation as of April 30, 2004 (totaling $4,170,419) in 48 monthly installments beginning May 1, 2004 and ending with a final payment in April, 2008. The outstanding balance accrues interest at 8% per annum. Under the terms of Amendment No. 2, the Company is also required to make mandatory annual prepayments of the outstanding accrued lease obligation should the Company have positive “Free Cash Flow” (as defined in Amendment No. 2) as calculated for each of the calendar years ending December 31, 2004 through December 31, 2007 until the balance is paid in full. At the year end of each period, the Company will calculate its consolidated “Free Cash Flow” and for the  period  ended  December  31, 2004  pay  37.5%  of  its  calculated  “Free  Cash  Flow”  as  a prepayment to GeoLease and in each of the subsequent yearly periods pay 50% of its calculated “Free Cash Flow” to GeoLease. Any such prepayment will be applied to the last installments of the outstanding accrued lease obligation first. Amendment No. 2 also required the Company to make prepayments of cash proceeds received pursuant to certain financing transactions and certain sales of assets outside the ordinary course of business. No payments are due to GeoLease as a result of the calculation of the Company’s “Free Cash Flow” for the period ended December 31, 2004. GeoLease also agreed to relinquish any right it had under Amendment No. 2 to receive cash proceeds received by the Company from its private placement of preferred stock on November 30, 2004, as described in Note 12.

The GeoLease liability as reflected on the Company’s Consolidated Balance Sheet at December 31, 2004 totaled $3,328,552. In accordance with the terms of the restructuring outlined above, $1,072,495 was classified as a current liability, amount expected to be paid in the next twelve months, and $2,256,057 was classified as a long term liability.

Under the terms of Amendment No. 2 the Company’s ongoing monthly lease payments were reduced from $62,400 to $31,200 per month for the period beginning May 1, 2004 until October 31, 2004, further reduced to $21,200 per month for the period beginning November 1, 2004 until April 30, 2005, further reduced to $11,200 per month for the period beginning May 1, 2005 until April 30, 2007 and further reduced to $5,600 per month for the period beginning May 1, 2007 until April 30, 2008. Rental expense under this lease amounted to $163,200, $448,000 and $499,200 for the years ended December 31, 2005, 2004 and 2003, respectively.

In conjunction with the Company’s private placement of common stock described in Note 8, the GeoLease accrued lease obligation, totaling approximately $3,328,000 was paid in full on December 1, 2005. The Company made an additional payment of approximately $239,000 to GeoLease on December 1, 2005, representing a buyout of the lease’s underlying equipment.

NOTE 12.                                     PRIVATE PLACEMENT OF REDEEMABLE PREFERRED STOCK

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

In conjunction with the Company’s December, 2005 private placement of common stock described in Note 8, the Company’s Convertible Preferred Stock was converted into common stock of the Company. The Company issued 8,832,980 shares of common stock to facilitate the conversion, based on the conversion price of $.30 cents per share and the accumulation of accrued dividends from December, 2004.

NOTE 13.                                     OUTSTANDING OPTIONS AND WARRANTS

Under the 2002 Stock Awards Plan adopted at the Company’s 2002 Annual Meeting, the Company may grant stock options and other awards to key executive, management and other personnel. It is the intention to make such grants at prices equal to or exceeding the market value at the date of grant, although this is not a requirement of the plan and may not be true in all cases. In general, options become exercisable over a three year period from the date of grant and expire ten years after the date of grant. Prior to adoption of the 2002 Plan, the Company had granted stock options under several previously adopted plans. The Company does not intend to make any additional grants of stock options or other awards under these prior plans.

The Company, at its 2005 annual meeting, will seek approval of an amendment to the 2002 Stock Awards Plan to increase the number of shares reserved for issuance under the plan from 3,351,556 to 5,581,566. In anticipation of receiving the necessary stockholder approval, options totaling 1,927,500 were conditionally awarded during 2005. Assuming approval of the plan amendment, shares available for future option grants at December 31, 2005, totaled 328,434.

During fiscal 2005, the Company issued stock options, subject to shareholder approval, to certain employees with exercise prices below the market value of the Company’s common stock in the date of grant. In accordance with the requirements of APB 25, the Company has recorded stock-based compensation for the difference between the exercise price of the stock options and the market value of the Company’s stock at the grant date. During fiscal year 2005, the Company recorded stock-based compensation of $522,031 related to these options. Stock-based compensation expense is currently recognized over the vesting period of the awards, generally three years. Excluding the impact of the adoption of FAS 123R, future compensation expense to be recognized through fiscal 2007 associated with these grants will be $923,594.

The following table summarizes information about stock option transactions:

	December 31, 2005		December 31, 2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of Year	3,222,262	$0.24	3,043,532	$0.21

Awards:
Granted	2,032,500	1.24	430,000	0.61
Exercised	8,000	0.52	—	—
Forfeited	1,640	50.00	251,270	0.50

Outstanding at December 31	5,245,122	0.61	3,222,262	0.24

Exercisable at December 31	2,638,247	$0.45	931,849	$0.25

The following table summarizes information about stock options outstanding at December 31, 2005:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contract Life Remaining In Years	Number of Options Exercisable	Weighted Average Exercise Price

$0-$1	3,257,622	$0.21	7.9	1,985,747	$0.18
$1-$2	1,957,500	$1.26	9.9	652,500	1.26
$2-$3	30,000	2.05	9.8	—	—
$3-$4	—	—	—	—	—
Over $4	—	—	—	—	—

	5,245,122			2,638,247

Warrants

A summary of outstanding warrants issued in connection with notes payable and private placement offerings is as follows:

	Shares	Exercise Price

Outstanding at December 31, 2004	10,050	$0.02-18.00
Warrants issued	2,746,050	1.24-2.00
Warrants exercised, surrendered or called	50	18.00

Outstanding at December 31, 2005	2,756,050	$0.02-2.00

NOTE 14.                                     COMMITMENTS

Operating Leases

The Company currently leases office space at One Riverway, Houston, Texas for its headquarters and domestic subsidiary operations under a lease which expires in November 2007. The Company’s annual rent under this lease totaled approximately $407,000 for 2005 and $413,000 for both 2004 and 2003.

The Company’s seismic acquisition subsidiary leases vehicles for use in field operations under various forty-two month leases. Rental expense under these leases amounted to $412,840, $229,980 and $138,565 for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company restructured its lease agreement for seismic acquisition equipment on April 14, 2004. Under the terms of the agreement, rental expense amounted to $163,200, $448,000 and $499,200 for the years ended December 31, 2005, 2004 and 2003.

The Company leased seismic acquisition equipment from an equipment vendor under an agreement which permitted the Company to apply monthly rental payments toward the purchase of the equipment. The lease payments totaled $1,146,675 for 2005, $430,000 for 2004 and $0.00 for 2003. The Company had an option to purchase this equipment and exercised this option  during the third quarter of 2005.

Trace Energy Services Ltd., acquired on December 1, 2005, leases office space, under leases maturing between 2008 and 2015 and leases vehicles for use in field operations, under leases maturing between 2006 and 2008.  The amount of future commitments outlined below includes amounts for these commitments.

Rental expense under the leases recorded in the consolidated financial statements amounted to $2,286,763, $1,684,445 and $1,102,177 for the years ended December 31, 2005, 2004 and 2003, respectively. Aggregate future minimum rental payments under the various lease agreements including the base rent, the average operating costs and lease amendment are as follows:

For the Years Ending December 31,	Amount
2006	$1,439,291
2007	1,093,335
2008	402,972
2009	210,805
Thereafter	999,021
$4,145,424

NOTE 15                                        MAJOR CUSTOMERS

Revenues from major customers, which exceeded ten percent of total revenues, are as follows:

	For the Years Ended
	December 31, 2005	December 31, 2004
Customer A	$8,054,487	$11,093,481
Customer B	6,799,250	—
Customer C	6,248,388	—
Customer D	—	5,567,875
Customer E	—	5,440,980

No customer of the Company’s seismic data processing segment accounted for ten percent or more of the Company’s consolidated revenues.

NOTE 16.                                     CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of unsecured trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management’s expectations. Management believes that all receivables at December 31, 2005 are collectible and no allowance is required. The allowance for doubtful accounts was approximately $76,800 at December 31, 2004.

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

The Company has cash in bank and short-term investments which, at times, may exceed federally insured limits. At December 31, 2005 and 2004, respectively, the Company had cash balances which exceeded federally insured limits by approximately $12,300,000 and $2,800,000. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and short-term investments.

The Company conducts operations outside the United States at both its seismic acquisition and data processing segments. These operations expose the Company to market risks from changes in foreign exchange rates. However, to date, the level of activity has not been of a material nature.

NOTE 17.                                     SENIOR EXECUTIVE INCENTIVE PROGRAM

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

For the year ended December 31, 2005 the criteria for the Senior Executive Incentive Program was met. In March, 2006 bonuses totaling $240,000 were paid to five senior executives and key employees under the plan parameters. In addition, the Board of Directors also authorized the payment of $195,000 in discretionary bonuses to the same individuals. These were also distributed in March, 2006.

As previously disclosed by the Company on Form 8-K, after reviewing the results of the Company’s operations for the fiscal year ended December 31, 2004, the Board determined that, although not all requirements for establishment of a Bonus Pool were satisfied, a substantial portion of the necessary criteria were satisfied. Therefore, on February 23, 2005, the Board determined to award bonuses to six senior executives and key employees. On March 4, 2005, discretionary bonuses were awarded to such senior executives and key employees in the aggregate amount of $190,000.

For the year ended December 31, 2003 the criteria for the Senior Executive Incentive Program was met and an accrual totaling $405,000 to the bonus pool was recorded.

NOTE 18.                                     SEGMENT DISCLOSURES AND RELATED INFORMATION

Description of Reportable Segments

The Company has two reportable segments, seismic acquisition and data processing. The seismic acquisition segment acquires data for clients by conducting seismic shooting operations in the Rocky Mountain and Gulf Coast regions of North America. The seismic data processing segment operates a processing center in Houston, Texas which processes seismic data for oil and gas exploration companies worldwide, and opened a processing center during the fourth quarter of 2004 in the United Kingdom.

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

The following table sets forth the Company’s significant information from reportable segments:

	For the Year Ended December 31, 2005
	Seismic Acquisition	Data Processing	Totals
Revenues from External Customers	$58,177,257	$3,997,774	$62,175,031

Segment Earnings (Loss) before Interest, Taxes, Depreciation and Amortization	5,867,207	(3,146,979)	2,720,228

Interest and Other Revenue	8,445	—	8,445

Interest Expense	438,178	87,909	526,087

Depreciation and Amortization	1,050,140	427,697	1,477,837

Income Tax	51,358	—	51,358

Segment Profit (Loss)	4,335,976	(3,662,585)	673,391

Segment Assets(1)	60,568,812	2,870,956	63,439,768

Expenditures for Segment Assets(2)	4,571,261	469,353	5,040,614

(1) Seismic acquisition assets include goodwill and intangibles totaling $3.9 million

(2) Seismic acquisition expenditures do not include assets acquired through the Trace acquisition as outlined in Note 9

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

The Company’s geographic revenue and asset locations are as follows:

Substantially all of the Company’s revenue and the locations of substantially all long-lived assets were geographically within the US during 2005, 2004, and 2003. At December 31, 2005 and December 31, 2004 approximately $641,000 and $98,000 (respectively) of long-lived assets, were located outside the US.

RECONCILIATION OF REPORTABLE SEGMENT REVENUES, PROFIT OR LOSS AND ASSETS

	2005	2004	2003
REVENUES
Total revenues for reportable segments	$62,175,031	$43,144,830	$35,948,890
Total consolidated revenues	$62,175,031	$43,144,830	$35,948,890

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AMORTIZATION, AND RESTRUCTURING
Total for reportable segments	$2,720,228	$1,804,776	$4,626,172
Unallocated corporate expense	(1,302,649)	(980,538)	(976,600)
Total consolidated earnings before interest, taxes, depreciation and amortization	$1,417,579	$824,238	$3,649,572

PROFIT OR LOSS
Total profit for reportable segments	$673,391	$527,993	$1,891,115
Unallocated amounts:
Corporate expenses net of interest earnings	(1,195,170)	(956,338)	(963,660)
Interest expense on corporate indebtedness	(10,635)	(8,923)	(9,773)
Depreciation and amortization	(3,220)	(4,078)	(3,264)
Gain on financial restructuring	—	—	80,947,938
Warrant Expense	(1,385,883)	—	—
Total consolidated profit (loss)	$(1,921,517)	$(441,346)	$81,862,356

INTEREST REVENUE
Total interest revenue for reportable segments	$8,445	$2,018	$4,738
Unallocated amounts:
Corporate consolidated cash management	107,479	24,200	12,940
Total consolidated interest revenue	$115,924	$26,218	$17,678

INTEREST EXPENSE
Total interest expense for reportable segments	$526,087	$432,174	$3,831,883
Unallocated amounts:
Corporate interest expense	10,635	8,923	9,773
Total consolidated interest expense	$536,722	$441,097	$3,841,656

DEPRECIATION AND AMORTIZATION
Total depreciation and amortization for reportable segments	$1,477,837	$846,627	$1,790,549
Unallocated amounts:
Depreciation and amortization	3,220	4,078	3,264
Total consolidated depreciation and amortization	$1,481,057	$850,705	$1,793,813

ASSETS
Total assets for reportable segments (1)	$63,439,768 (1)	$8,914,955 (1)	$16,119,048	(1)
Unallocated corporate assets	11,283,237	2,661,599	3,893,554
Elimination of net intercompany receivables	—	—	(5,592,951	) (1)
Total consolidated assets	$74,723,005	$11,576,554	$14,419,651

(1)                                  – Total assets for reportable segments at December 31, 2003 includes net intercompany receivables of $5,592,951. Total assets for reportable segments at December 31, 2005 and 2004 are reported net of intercompany receivables of $0.00 and $2,906,176 (respectively).