Form 10-Q
period 2006-03-31
GEOKINETICS INC
filed 2006-05-15
CIK 314606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                                   ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒ No

APPLICABLE ONLY TO ISSUERS INVOLUED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐ Yes	☐ No

SEC 1296(12-05)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

GEOKINETICS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GEOKINETICS INC.

Consolidated Balance Sheets

	March 31	December 31
	2006	2005
	Unaudited
ASSETS
Current Assets:
Cash	$12,523,644	$11,000,867
Receivables	19,856,055	16,426,933
Work in progress	5,301,198	5,950,971
Prepaid expenses	830,411	1,238,714
Deferred charges	70,846	739,469
Income tax recoverable	—	169,381
Total Current Assets	38,582,154	35,526,335

Property and Equipment:
Equipment	57,341,202	55,487,307
Buildings	834,509	812,759
Land	23,450	23,450
	58,199,161	56,323,516
Less accumulated depreciation	(22,833,128)	(21,240,816)
Total Property and Equipment	35,366,033	35,082,700

Other Assets:
Goodwill	2,100,047	2,699,000
Other intangible assets	1,114,953	1,184,632
Restricted investments	184,754	184,754
Deposits and other assets	95,583	45,584
Total Other Assets	3,495,337	4,113,970

Total Assets	$77,443,524	$74,723,005

See accompanying notes to the financial statements.

	March 31	December 31
	2006	2005
	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$2,630,383	$2,811,754
Bank revolver	13,003	3,192,341
Current portion of capital leases	2,140,847	2,649,101
Accounts payable	16,387,994	12,538,921
Accrued liabilities	7,674,042	8,301,112
Notes payable	267,532	424,726
Customer deposit	—	375,000
Deferred Revenue	4,318,104	2,831,172
Due to officers and stockholders	552,373	552,373
Total Current Liabilities	33,984,278	33,676,500

Long-term debt, net of current maturities	3,607,106	4,270,675

Deferred income tax	2,739,408	1,676,487

Other Liabilities:
Warrant liability	—	6,574,925
Non current portion of capital leases	3,476,900	4,025,965
Total Other Liabilities	3,476,900	10,600,890
Total Liabilities	43,807,692	50,224,552

Temporary equity
Unregistered common stock, $.01 par value, 24,670,000 shares issued and outstanding	—	25,648,458

Stockholders’ Equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 53,503,093 issued and outstanding at March 31, 2006 and at December 31, 2005 (including 24,670,000 unregistered)	535,032	288,332
Additional paid in capital	71,123,559	38,834,960
Other comprehensive (loss)	(51,536)	(13,441)
Retained (deficit)	(37,971,223)	(40,259,856)
Total Stockholders’ Equity (Deficit)	33,635,832	(1,150,005)

Total Liabilities and Stockholders’ Equity	$77,443,524	$74,723,005

See accompanying notes to the financial statements.

GEOKINETICS INC.

Consolidated Statements of Operations

	Three Months Ended
	March 31
	(unaudited)
	2006	2005
Revenues:
Seismic acquisition revenue	$35,287,334	$11,926,205
Seismic data processing revenue	1,376,960	1,234,631
Total Revenues	36,664,294	13,160,836

Expenses:
General and administrative	3,345,240	702,342
Seismic operating expense	25,742,761	10,577,196
Data processing expense	1,797,748	1,671,329
Depreciation and amortization expense	1,679,652	212,321
Total Expenses	32,565,401	13,163,188

Income (Loss) from operations	4,098,893	(2,352)

Other Income (Expense):
Interest income	93,099	14,687
Other income	7,120	117
Interest expense	(230,338)	(102,548)
Total Other (Expense)	(130,119)	(87,744)

Income (Loss) before provision for income tax	3,968,774	(90,096)

Provision for income tax	1,680,141	—

Net Income (Loss)	2,288,633	(90,096)

Returns to preferred stockholders
Preferred stock dividend and accretion of costs	—	(43,423)
Income (Loss) applicable to common stockholders	$2,288,633	$(133,519)

Earnings (Loss) per common share
Basic	$0.04	$(0.01)
Diluted	$0.04	$(0.01)
Weighted average common shares and equivalents outstanding
Basic	53,503,093	18,992,113
Diluted	58,341,569	18,992,113

See accompanying notes to the financial statements.

GEOKINETICS INC.

Consolidated Statements of Cash Flows

	Three Months Ended March 31
	(unaudited)
	2006	2005
OPERATING ACTIVITIES
Net Income (Loss)	$2,288,633	$(90,096)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	1,679,652	212,321
Other comprehensive income (loss)	(38,095)	(1,908)
Stock based compensation	328,716	—
Changes in operating assets and liabilities
Accounts receivable and work in progress	(2,660,576)	(628,637)
Prepaid expenses and other assets	1,077,535	(51,677)
Accounts payable	3,849,073	1,916,624
Accrued liabilities and deferred revenue	484,866	(229,339)
Deferred income tax liability	1,062,921	—
Net cash provided by operating activities	8,072,725	1,127,288
INVESTING ACTIVITIES
Purchases of capital assets	(1,213,758)	(326,630)
Net cash (used in) investing activities	(1,213,758)	(326,630)
FINANCING ACTIVITIES
Proceeds from issuance of debt	1,185,584	9,814
Payments on capital leases	(1,204,234)	(84,498)
Principal paid on long term debt	(796,343)	(168,467)
Principal paid on short term debt	(4,521,197)	(105,641)
Payments on GeoLease obligation	—	(151,485)
Net cash (used in) financing activities	(5,336,190)	(500,277)

Net increase in cash	1,522,777	300,381
Cash at beginning of period	11,000,867	2,399,927
Cash at end of period	$12,523,644	$2,700,308

Supplemental disclosures related to cash flows:

Equipment totaling $89,797 and $96,140 was acquired in the first quarter of 2006 and 2005, respectively, through the issuance of capital leases.

Interest of $230,338 and $102,548 was paid in the first quarter of 2006 and 2005, respectively.

Income taxes of $167,179 and $0.00 were paid in the first quarter of 2006 and 2005, respectively.

See accompanying notes to the financial statements.

GEOKINETICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             Organization

Geokinetics Inc. (the “Company”), a Delaware corporation, was incorporated in 1980. The Company is a technologically advanced provider of seismic acquisition and high-end seismic data processing services to the oil and gas industry.

2.             Basis of Presentation

The unaudited financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to provide a fair presentation of the financial condition and results of operations for the periods presented. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2006.

3.             Long Term Debt

At March 31, 2006, the Company’s long term debt was $6,237,489, of which $2,630,383 is current. Long term debt consists of notes to financial institutions, bearing interest at prime plus five-eighths of one percent (5/8 of 1%).

At March 31, 2006, the Company had long term capital leases in the amount of $5,617,747, including $2,140,847 in current maturities, with interest rates ranging from 8% to 12%.

4.             Temporary Equity, Warrants and Registration Rights Agreement

In two closings, December 1 and December 8, 2005, the Company completed a private placement of $30,837,500 of its common stock and warrants to purchase common stock, net of offering costs of approximately $1,860,696 and 274,050 warrants issued. The Company sold 24,670,000 shares of its common stock at a per share price of $1.25, and warrants to purchase an additional 2,467,000 shares of common stock. The warrants are exercisable at a price of $2.00 per share, may be exercised at any time after the date of issuance and expire five years after the date of issuance.

The Company used the net proceeds to fund the acquisition of Trace Energy Services Ltd. (“Trace”), which closed simultaneously with the private placement, pay off certain equipment debt and provide the Company with additional working capital.

On December 30, 2005, the Company filed a registration statement on Form S-1, registering for resale the shares of common stock acquired by the selling shareholders as well as the shares of common stock to be issued upon exercise of the warrants. If the registration statement is not declared effective by April 30, 2006 (May 31, 2006 in case of a full review by the SEC) or if the registration statement is unavailable for sale after its initial effectiveness, then the Company is required to pay each purchaser an amount of liquidated damages in cash equal to the aggregate purchase price of such purchaser’s securities multiplied by 2% for every thirty days that the registration statement is unavailable for sales. The SEC has advised the Company that it intends to conduct a “full review” of the Company’s Registration Statement on Form S-1.

The Company considered the warrant agreement to be a derivative and classified the warrants as a liability at fair value on the balance sheet at December 31, 2005. Information regarding the valuation of the warrants is as follows:

	2005
	December 1,	December 31,
Weighted Average Fair Value of Warrants	$1.89	$2.40
Black Scholes Assumptions:
Dividend Rate	—	—
Average Risk Free Interest Rate	4.44%	4.35%
Average Volatility	159%	159%
Contractual Life in Years	5.0	4.9

As of December 31, 2005, the change in the fair value of the warrants between December 1, and December 31, was reflected as a warrant expense in the Company’s 2005 statement of operations.

As of December 31, 2005, the unregistered issued shares of common stock were classified as temporary equity due to the liquidated damages provision in the Company’s registration right agreements.

During the first quarter of 2006, the Company successfully negotiated with each of the purchasers for a cap on the payment of liquidated damages equal to a maximum of 10% of the aggregate purchase price of each purchaser’s securities. Following the agreement with each of the investors to limit the amount of liquidated damages, the Company believes that the maximum 10% payment for liquidated damages reflects a reasonable estimate of the difference in fair values between registered and unregistered shares. As a result, during the first quarter of 2006, both the common stock and warrants have been reclassified as permanent equity.

5.             Trace Acquisition, Comparability and Reclassification

On December 1, 2005 the Company acquired all of the outstanding stock of Trace. The results of operations for the three months ended March 31, 2006 include the following amounts from Trace:

Seismic acquisition revenue	$19,757,112
Expenses
General and administrative	1,249,094
Seismic operating	12,816,092
Depreciation	1,037,854
Other (income) and expense	189,033
Provision for Income Tax	1,604,867
Net income	2,860,172

In addition, the results for the first three months of 2006 and 2005 include discretionary bonuses of approximately $195,000 and $475,000 respectively. During the first quarter of 2006, the criteria for the Senior Executive Incentive Program was met and an appropriate accrual was recorded. No related accrual was required during the first quarter of 2005. The Trace operations, bonuses and adoption of FAS 123(R), as further discussed in Note 6, significantly affect the comparability of the quarter ended March 31, 2006 when compared to the same period of 2005.

Upon completion of the Company’s acquisition of Trace, the excess of the purchase price over the net book value of Trace totaled approximately $9.3 million. At December 1, 2005, the excess purchase price was allocated as follows: approximately $5.4 million to property and equipment, approximately $2.7 million to goodwill and approximately $1.2 million to intangibles (customer relationships). Subsequently, it has been determined that based on an equipment appraisal and other information, approximately $6.0 million should have been allocated to property and equipment and approximately $2.1 million to goodwill. As a result, during the first quarter of 2006, property and equipment have been increased by approximately $600,000 and goodwill has been decreased by approximately $600,000. The additional $600,000 of property and equipment will be depreciated over an average of 5 years.

6.             Segment Information

The following table sets forth the Company’s significant information from reportable segments.

	For the Quarter Ended March 31, 2006
	Seismic Acquisition	Data Processing	Totals
Revenues from external customers	$35,287,334	$1,376,960	$36,664,294

Segment Profit (Loss)	3,885,032	(550,972)	3,334,060

Segment Assets	61,636,205	3,090,630	64,726,835

	For the Quarter Ended March 31, 2005
	Seismic Acquisition	Data Processing		Totals
Revenues from external customers	$11,926,205	$1,234,631		$13,160,836

Segment Profit (Loss)	967,884	(762,247)		205,637

Segment Assets	6,381,865	2,858,137	(1)	9,240,002

(1)  Data processing segment assets at March 31, 2005 include net intercompany receivables of $574,496.

The following table reconciles reportable segment profits to consolidated profit (losses).

	For the Quarter Ended March 31
	2006	2005
PROFIT OR (LOSS)
Total profit for reportable segments	$3,334,060	$205,637
Unallocated amounts:
Corporate expenses net of interest earnings	(1,472,866)	(292,240)
Corporate interest expense	(1,766)	(2,521)
Corporate depreciation	(1,812)	(972)
Corporate income tax	431,017	—
Total Consolidated Profit (Loss)	$2,288,633	$(90,096)

7.             Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)” or the “Statement”). FAS 123(R) requires that the compensation cost relating to stock-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost is measured based on the fair value of the equity instruments issued. FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. The Company adopted on a prospective basis FAS 123(R) beginning January 1, 2006 for stock-based compensation awards granted after that date and for unvested awards outstanding at that date using the modified prospective transition method. The Company recognizes the fair value of stock-based compensation awards as compensation expense in its statement of operations on a straight line basis over the vesting period.

Prior to January 1, 2006, the Company accounted for stock-based compensation utilizing the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Under APB 25, no compensation expense was recognized for stock-based compensation during the first quarter of 2005. The following pro forma information, as required by Statement of Financial Accounting Standards No. 123 “Accounting for

Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), presents net income and earnings per share information as if the stock options issued since March 18, 2003 were accounted for using the fair value method. The fair value of stock options issued for each year was estimated at the date of grant using the Black-Scholes option pricing model. The SFAS 123 pro forma information for the three months ended March 31, 2005 is a follows:

Three Months Ended
March 31
2005
Net (loss), as reported	$(90,096)
Less compensation cost determined under the fair value method	(50,088)
Pro forma net (loss)	$(140,184)
Basic and diluted earnings per share:
As reported	$(0.01)
Pro forma	$(0.01)

The adoption of SFAS 123(R) in the first quarter of fiscal year 2006 resulted in prospective changes in the Company’s accounting for stock-based compensation awards including recording stock-based compensation expense related to stock options that became vested during the quarter on a prospective basis. The adoption of SFAS 123(R) resulted in the recognition of compensation expense of $328,716, or $0.01 per share, in compensation costs in the Statement of Operations for the three months ended March 31, 2006. In accordance with the modified prospective transition method of SFAS 123(R), prior period amounts have not been restated to reflect the recognition of stock-based compensation costs. The total cost related to non-vested awards not yet recognized at March 31, 2006 totals approximately $2,068,190 which is expected to be recognized over a weighted average period of 1.62 years.

Because the Company maintained a full valuation allowance on its US deferred tax assets, the Company did not recognize any tax benefit related to stock-based compensation expense for the quarter ended March 31, 2006.

The Company adopted the 2002 Stock Awards Plan (“Plan”) during March 2003, which provides for granting to directors, officers and select employees (i) incentive stock options, (ii) nonqualified stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) phantom stock awards or (vi) any combination of the foregoing. The Plan originally provided options to purchase a total of 3,351,556 shares of common stock of the Company. At the Company’s next annual meeting, the Company will seek approval of an amendment to the Plan to increase the number of shares reserved for issuance from 3,351,556 to 5,581,566. The price at which a share of common stock may be purchased upon exercise of an incentive stock option or a nonqualified stock option is determined by the Board, but may not be less than, in the case of incentive stock options, the fair market value of common stock subject to the stock option on the date the stock option is granted. Options are generally exercisable over a three-year period from the date of grant and the options expire generally ten years from the date of grant.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model using the assumptions noted in the following table. Expected volatilities are based on a number of factors, including historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination for determining the estimated forfeitures. The Company uses the “shortcut” method described in SAB Topic 14D.2 for determining the expected life used in the valuation model. Separate groups of employees that have a similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. As the Company has not declared dividends since it became a public entity, no dividend yield is used in the calculation.

There were no stock options granted nor were any options exercised or forfeited during the quarter ended March 31, 2006. The number of outstanding options at December 31, 2005 and March 31, 2006 totaled 5,245,122 with a weighted average exercise price of $0.61. Exercisable options at March 31, 2006 totaled 2,663,247 with a weighted average exercise price of $0.45, an intrinsic value of $10,386,663 and a weighted average contractual term of 8.1 years. The fair value of options vested during the first quarter of fiscal 2006 totaled $16,750.

8.             Comprehensive Income (Loss)

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

	Three Months Ended
	March 31
	2006	2005
Net income (loss)	$2,288,633	$(90,096)
Foreign currency translation adjustment	(38,095)	(1,908)
Comprehensive income (loss)	$2,250,538	$(92,004)

9.             Earnings (Loss) per Common Share

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended March 31,
	2006	2005
Numerator:
Income (Loss) applicable to common stockholders	$2,288,633	$(133,519)
Denominator:
Denominator for basic earnings (loss) per common share	53,503,093	18,992,113
Effect of dilutive securities
Employee stock options	3,673,469	—
Warrants	1,165,007	—
Denominator for diluted earnings (loss)	58,341,569	18,992,113

Earnings (Loss) per common share
Basic	$0.04	$(0.01)
Diluted	$0.04	$(0.01)

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

Overview

The Company provides seismic acquisition and high-end seismic data processing services to the oil and gas industry through its wholly-owned subsidiaries, Quantum Geophysical, Inc. (“Quantum”), Trace Energy Services, Ltd. and Geophysical Development Corporation.

The Company’s seismic acquisition operations are conducted by two wholly-owned subsidiaries: Quantum and Trace. Quantum was established in 1997 and Trace was acquired in December 2005. The Company is engaged in land-based and transition zone seismic acquisition services on a contract basis for its customers. The Company’s equipment is capable of collecting both 2D and 3D seismic acquisition data, has a combined recording capacity of approximately 32,000 channels and can be configured to operate up to at least nine crews. Most of the Company’s land and transition zone acquisition services involve 3D surveys. Prior to the Trace acquisition in December 2005, the Company operated three seismic acquisition crews during 2005. During the first quarter of 2006, the Company operated six seismic acquisition crews in the US, three in Canada and one in a foreign location, and the Company believes it has sufficient work in hand to enable it to operate nine seismic acquisition crews for a significant portion of fiscal 2006. The majority of the Company’s seismic acquisition activities continue to take place in the Gulf Coast and Rocky Mountain regions of the US, as well as in western Canada.

The seismic service industry is dependent upon the spending levels established by oil and gas companies for exploration, development, exploitation and production of oil and natural gas. These spending levels have traditionally depended upon the prices paid for oil and natural gas. During the last three years, the oil and natural gas industry has seen significant increases in activity resulting from continuing high commodity prices for oil and natural gas. The Company’s seismic acquisition segment has benefited from these increased levels of activity as well as from its reputation as a provider of high quality seismic surveys. The Company has seen its seismic acquisition revenues increase year over year for the past several years. Results for the first three months of 2006 increased from the levels attained during the same period of 2005. This increase in revenue was attributable to increased demand for the Company’s services as well as its acquisition of Trace. While demand for the Company’s services has significantly improved, the Company continues to experience significant competition in its marketplace which has prevented the Company from benefiting from significant increased pricing for its services. The Company will continue to aggressively compete for additional seismic projects from both existing and prospective clients.

During the first quarter of 2006, revenues at the Company’s seismic data processing segment increased when compared to the same period of 2005, however, the segment’s operating results were flat when compared to the prior period. The seismic data processing segment continues to operate at a significant loss. The segment has not as yet fully benefited from improving industry conditions. The Company continues in its efforts to upgrade both its technological capabilities as well as the capabilities of its professional staff. The Company is aggressively pursuing opportunities in a wide range of geographic markets from both its United Kingdom-based subsidiary and its Houston headquarters.

Results of Operations

Three months ended March 31, 2006 compared with three months ended March 31, 2005

Revenues for the three months ended March 31, 2006 were $36,664,294 as compared to $13,160,836 for the same period of 2005, an increase of 179%. Seismic acquisition revenue totaled

$35,287,334 as compared to $11,926,205 for the first quarter of 2005, an increase of 196%. The 196% increase in acquisition revenue includes $19,757,112, or 166% from the Company’s new subsidiary, Trace, and $3,604,017, or 30% from previously existing operations. Seismic data processing revenue totaled $1,376,960 during the quarter ended  March 31, 2006 as compared to $1,234,631 for the same period of 2005, an increase of 12%. While demand for the Company’s services improved during the first quarter of 2006, the Company continues to experience significant competition at both its operating segments.

Operating expenses for the quarter ended March 31, 2006 totaled $27,540,509 as compared to $12,248,525 for the same period of 2005, an increase of 125%. This increase is primarily the result of increased activity at both of the Company’s operating segments. Seismic acquisition operating expenses for the first quarter of 2006 increased 143% to $25,742,761 from $10,577,196 in the first quarter of 2005. The 143% increase in acquisition operating expenses includes $12,816,092 from Trace, and $2,349,473 from previously existing operations. For the three months ended March 31, 2006, seismic data processing operating expenses totaled $1,797,748 as compared to $1,671,329 for the same period of 2005, an increase of 8%. Increased operating expenses at the seismic acquisition segment resulted primarily from the Trace acquisition and increased activity. Operating expenses increased at the Company’s seismic data processing segment primarily due to increased levels of activity as well as costs associated with the upgrading of the segment’s professional staff.

General and administrative expense for the quarter ended March 31, 2006 was $3,345,240 as compared to $702,342 for the same period of 2005, an increase of 376%. This increase is primarily the result of the Company’s acquisition of Trace, which had general and administrative expense of $1,249,094 during the first quarter of 2006. The expenses from previously existing operations increased by $1,393,804 or 198% over the prior year, attributable primarily to increases in compensation costs associated with the adoption of FAS 123(R), salary expenses associated with increased personnel levels due to the Company’s growth, discretionary bonuses paid during the quarter and bonus accruals which reflect the Company’s compensation policies.

Depreciation and amortization expense for the three months ended March 31, 2006 totaled $1,679,652 as compared to $212,321 for the same period of 2005, an increase of $1,467,331. This is primarily the result of depreciation expense of $1,378,977 resulting from the Company’s acquisition of Trace.

Interest expense for the first quarter of 2006 increased 125% to $230,338 as compared to $102,548 for the same quarter of 2005. This increase was primarily due to interest expense of $196,153 incurred by Trace.

The provision for income tax expense at March 31, 2006 consists of a current tax expense of $603,276 and a deferred tax expense of $1,076,865. Approximately $1.6 million of the provision relates to Trace. The Canadian expected statutory rate approximates the US statutory rate of 34%. The primary difference in the effective tax rate of 42% and the statutory rate relates to various non-deductible expenses.

The Company had income applicable to common stockholders of $2,288,633, or $0.04 per share, for the three months ended March 31, 2006 as compared to a loss applicable to common stockholders of $133,519, or $(0.01) per share, for the same period of 2005. The Company’s net income for the first three months of 2006 is primarily due to the positive operating results at its seismic acquisition segment.

Liquidity and Capital Resources

The Company’s primary sources of cash are cash flow generated by its seismic acquisition and seismic data processing segments, private equity transactions, equipment financing and trade credit. The Company’s primary uses of cash are for operating expenses associated with its seismic acquisition and seismic data processing segments and expenditures associated with upgrading and expanding the Company’s operating segment’s capital asset base. The Company’s ability to maintain adequate cash balances is dependent upon levels of future demand for the services it provides to its customers.

In two closings on December 1 and December 8, 2005, the Company completed a private placement of $30,837,500 of its common stock and warrants to purchase common stock, net of offering costs of approximately $1,860,696 and 274,050 warrants issued. The Company sold 24,670,000 shares of its common stock at a per share price of $1.25, and warrants to purchase an additional 2,467,000 shares of common stock. The warrants are exercisable at a price of $2.00 per share, may be exercised at any time after the date of issuance and expire five years after the date of issuance.

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

The Company considered the warrant agreement to be a derivative and classified the warrants as a liability at fair value on the balance sheet at December 31, 2005. Information regarding the valuation of the warrants is as follows:

	December 1, 2005	December 31, 2005
Weighted Average Fair Value of Warrants	$1.89	$2.40
Black Scholes Assumptions:
Dividend Rate	—	—
Average Risk Free Interest Rate	4.44%	4.35%
Average Volatility	159%	159%
Contractual Life in Years	5.0	4.9

As of December 31, 2005, the change in the fair value of the warrants between December 1, and December 31, was reflected as a warrant expense in the Company’s 2005 statement of operations.

As of December 31, 2005, the unregistered issued shares of common stock were classified as temporary equity due to the liquidated damages provision in the Company’s registration right agreements.

During the first quarter of 2006, the Company successfully negotiated with each of the purchasers for a cap on the payment of liquidated damages equal to a maximum of 10% of the aggregate purchase price of each purchaser’s securities. Following the agreement with each of the investors to limit the amount of liquidated damages, the Company believes that the maximum 10% payment for liquidated damages reflects a reasonable estimate of the difference in fair values between registered and unregistered shares. As a result, during the first quarter of 2006, both the common stock and warrants have been reclassified as permanent equity.

Net cash provided by operating activities was $8,072,725 for the first three months of 2006 and $1,129,196 for the first three months of 2005. These amounts result from the Company’s operating results, adjusted by changes in working capital and depreciation. The increase in cash provided by operating activities in the first quarter of 2006 was primarily the result of the significant profit generated during the quarter, increased depreciation and working capital increases.

Net cash used in investing activities was $1,123,758 for the first three months of 2006 and $326,630 for the first three months of 2005. These amounts represent capital expenditures made during the respective quarters. The increase in investing activities during the first quarter of 2006 was a result of the purchase of seismic acquisition equipment required by increased operating activity.

Net cash used in financing activities was $5,336,190 for the quarter ended March 31, 2006 and $500,277 for the quarter ended March 31, 2005. These totals represent payments made on the Company’s various debt obligations, including the reduction of Trace’s revolving line of credit by $3,179,338 during the quarter.

The Company believes that its current cash balances and anticipated cash flow from its seismic acquisition and seismic data processing operations will provide sufficient liquidity to continue operations beyond 2006. While industry conditions have improved, the Company continues to experience significant competition in its markets. Should the Company’s current sources of liquidity not meet its operating requirements, the Company would be forced to seek outside sources of capital to meet its operating and capital requirements.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements for the three-month period ended March 31, 2006 that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Critical Accounting Policies and Estimates

During the quarter ended March 31, 2006 the Company implemented FASB Statement No 123 (revised 2004), Share-Based Payment (“FAS 123(R)”). See Note 6, Stock-Based Compensation, for further discussion. There were no other changes to the Company’s Critical Accounting Policies, as described in its Annual Report on Form 10-K, dated December 31, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential for change in the fair value of debt instruments resulting from an adverse movement in interest rates. As of March 31, 2006 the Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable. The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair market value due to the short maturity of those instruments. The carrying amount of debt reported in the consolidated balance sheets approximate fair value because, in general, the interest on the underlying instruments approximates market rates. The Company is not a party to any hedge arrangements, commodity swap agreements or other derivative financial instruments. The Company’s seismic acquisition and seismic data processing segments utilize foreign subsidiaries to conduct operations outside of the United States. These operations expose the Company to market risks from changes in foreign exchange rates. However, to date, the changes in foreign exchange have not been of a material nature.

Item 4. Controls and Procedures

Under the supervision and with the participation, of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company has performed an evaluation of the design, operation and effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2006. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that such disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in its reports filed or submitted under the Exchange Act within the required time period. There have not been any changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended March 31, 2006 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

GEOKINETICS INC.

Date: May 15, 2006	/s/ David A. Johnson
David A. Johnson
President and Chief Executive Officer

Date: May 15, 2006	/s/ Thomas J. Concannon
Thomas J. Concannon
Vice President and Chief Financial Officer