Form 10-K/A
period 2005-12-31
GEOKINETICS INC
filed 2006-06-14
CIK 314606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Since April 1997, the Company has repositioned itself from an oil and gas exploration and production company into a technologically-advanced provider of seismic acquisition and high-end seismic data processing services to the oil and gas industry. Through equipment purchases, strategic acquisitions and dispositions, including the acquisition of Trace Energy Services Ltd. (the “Trace Acquisition”) in December 2005, and the completion of a series of private equity and debt financing transactions (summarized below), the Company now has the capacity to generally operate six seismic crews in the continental United States (“US”) and three seismic crews in Canada, and the ability to process seismic data collected throughout the world. Crew count, configuration and location can change depending upon industry demand and requirements.

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

Business Segments

The Company is organized into two businesses, seismic acquisition services and seismic data processing. The Company’s acquisition services represented 94%, 91% and 90% of its total revenues and the Company’s data processing services represented 6%, 9% and 10% of total revenues in 2005, 2004, and 2003, respectively. See Note 19 of Notes to Consolidated Financial Statements for additional information related to the Company’s operating segments and geographic areas of operations.

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

Available Information

All of the Company’s reports and materials filed with the SEC, are available through its website, http://www.geokinteicsinc.com/secfilings.php, as soon as reasonably practical after the Company has electronically filed such material with the SEC. A copy of these materials is also available at the SEC’s Public Reference Room at 100 F. St. N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, available at http://www.sec.gov.

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

(1)   Includes one month of operating results of Trace Energy Services Ltd.

(2)   Includes gain on financial restructuring of $83,831. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” – Results of Operations for Year Ended December 31, 2004 compared to 2003.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operation

Trace Acquisition

During fiscal 2005, the Company significantly increased the number of seismic acquisition crews that it can field. On December 1, 2005, Geokinetics completed the acquisition of all of the issued and outstanding capital shares of stock of Trace, headquartered in Calgary, Alberta, Canada, for approximately $16.4 million in a combination of cash and stock. Trace, with operations in the United States and Canada, performs 2D and 3D seismic surveys, using both analog and digital seismic equipment for a wide range of customers exploring for oil and gas reserves. Trace also has the technical capability to record shear waves data utilizing the System Four VectorSeis recording system (developed by Input/Output, Inc. [“I/O”]), an advanced recording system utilized in the seismic industry.

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

In conjunction with the Trace acquisition the Company obtained a market value appraisal of its seismic acquisition equipment. At the time of the appraisal, a significant portion of the Company’s seismic acquisition equipment had been in operation for approximately eight years and most of this equipment had been fully depreciated. However, the market value appraisal of the Company’s seismic acquisition equipment indicated it still had significant value. The Company anticipates the equipment's continued use for a minimum of several additional years. Given these factors, the Company concluded that its previous estimates concerning estimated lives and residual values were too conservative. As of December 1, 2005, the Company revised the estimated lives assigned to its seismic acquisition equipment from five years to ten years and also revised its estimate of residual value on this equipment from zero to ten percent. These changes in estimates resulted in a reduction of approximately $33,000 in depreciation expense in the Company’s December 31, 2005 financial statements. If the changes had been made effective January 1, 2005, the changes would have resulted in a reduction of approximately $400,000 in depreciation expense for the fiscal year ended December 31, 2005. The Company anticipates significant increases in depreciation expense in future periods partially as a result of the carrying value of the depreciable assets in the Trace acquisition.

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

Financial Measure	2005	2004	2003	2002	2001
	(in thousands)
Cash and equivalents	$11,001	$2,400	$5,058	$2,417	$1,172
Working capital	2,643	457	(482)	(19,694)	(8,159)
Cash flow from operating activities	727	(2,551)	3,522	5,700	1,063
Cash flow from investing activities	(15,384)	(805)	(978)	(203)	(250)
Cash flow from financing activities	23,258	697	98	(4,253)	(882)
Equipment acquired through capital leases	4,007	383	211	359	471
Cash paid for interest	474	441	202	453	411

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

On December 30, 2005, the Company filed a registration statement on Form S-1, registering for resale the shares of common stock acquired by the selling stockholders as well as the shares of common stock to be issued upon exercise of the warrants. If the registration statement is not declared effective by April 30, 2006 (May 31, 2006 in case of a full review by the SEC) or if the registration statement is unavailable for sale after its initial effectiveness, then the Company is required to pay each purchaser an amount of liquidated damages in cash equal to the aggregate purchase price of such purchaser’s securities multiplied by 2% for every thirty days that the registration statement is unavailable for sales. Beginning with June, 2006 we will be required to pay a total of $616,750 in liquidated damages to the purchasers for each monthly period the registration statement is not declared effective or if the registration statement is unavailable for sales after the initial effectiveness. Subsequent to year end, we negotiated a cap on the payment of liquidated damages equal to a maximum of 10% of the aggregate purchase price of each purchasers’ securities. As a result, liquidated damage payments would not exceed a total of $3,083,750.

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

Net cash used in investing activities was $15,384,307 for 2005 as compared to $804,536 for the year ending 2004. This significant increase in net cash used in investing activities is the result of the Company’s acquisition of Trace in December 2005 and the purchase of equipment to allow the Company to field a third seismic acquisition crew in 2005.

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

Critical Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Geokinetics and its wholly owned subsidiaries, Trace, Quantum, GDC and Quantum Geophysical Services, Inc. All inter-company items and transactions have been eliminated in the consolidation.

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

Revenue Recognition and Work in Progress

The Company’s services are provided under contracts which are subject to cancellation. The Company typically provides its services under turnkey or term contracts. The Company begins to recognize revenues at the commencement of seismic acquisition or data processing operations. Under turnkey contracts, revenue is recognized based on the percentage of completion of each phase of a project utilizing the units-of-work-performed method. Under term agreements, revenue is recognized based on a per unit of time worked rate, as services are performed. If a contract is cancelled, the Company recognizes revenue and bills the customer for work performed up to the date of cancellation.

In some instances, customers are billed in advance of work performed and the Company recognizes the liability as deferred revenues.

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

The Company adopted FAS 123(R) on a prospective basis beginning January 1, 2006 for stock-based compensation awards granted after that date and for unvested awards outstanding at that date using the modified prospective transition method. The Company recognizes the fair value of stock-based compensation awards as compensation expenses in its statement of operations on a straight line basis over the vesting period.

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

David Smiddy, age 50, has served as President of the Company’s Trace Energy Services Ltd. since the Company’s Trace Acquisition on December 1, 2005. Prior to the Trace Acquisition, Mr. Smiddy served as Trace’s Vice President of Finance since April 2004. Since February 2005, Mr. Smiddy has served as Trace’s General Manager–Canada, with responsibility for overall operations and strategy for Canada. Mr. Smiddy has over eighteen years of experience in the oilfield-services industry and, prior to joining Trace, served in various operating financial roles at Sefel Geophysical, Beaver Geophysical, Kudu Industries, and Pulse Data.

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

The Company is a party to a three year employment agreement dated November 16, 2003, with Lynn A. Turner, pursuant to which Mr. Turner served as President of Quantum Geophysical, Inc. until December 1, 2005, and thereafter as its Chief Operating Officer. The compensation payable to Mr. Turner under the employment agreement consists of: (i) an annual base salary of $175,000 per year (reviewed annually), (ii) participation in the Senior Executive Incentive Program up to an annual bonus limit of two-times base salary and (iii) an option to acquire 500,000 shares of common stock, at an exercise price of $.25 per share, such exercise price being the fair market value of the common stock on the date of grant. The option has a ten-year term and vests ratably over three years in three equal increments, with the first increment vesting one year from the date of grant and the final increment vesting on the third anniversary of the grant date. Mr. Turner is also entitled to a lump sum payment equal to one times the sum of his current base salary plus his most recent bonus if the Company terminates Mr. Turner’s employment for any reason other than for cause. The employment agreement also provides that Mr. Turner will not compete in the seismic services industry during his employment and for two years after a voluntary termination of employment by Mr. Turner.

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

Other Related Transactions

In connection with certain financing transactions that were completed in April and July of 1997 with William R. Ziegler, Steven A. Webster and Blackhawk Investors, L.L.C. (of which Messrs. Ziegler and Webster serve as the two partners of its sole managing member), the Company entered into a three-year consulting agreement (beginning April 25, 1997) with William R. Ziegler, pursuant to which Mr. Ziegler agreed to provide the Company certain strategic planning and other consulting services. Under Mr. Ziegler’s consulting agreement, Mr. Ziegler received a quarterly consulting fee equal to one-half of 1% of the total investment made by him and certain other persons on or before July 31, 1997 in debt and equity securities of the Company that were outstanding as of the end of each quarter during the term of the consulting agreement. Mr. Ziegler’s consulting agreement expired on April 25, 2000 and was not renewed. As of December 31, 2004 the Company owed Mr. Ziegler $389,873 in consulting fees pursuant to the agreement. In addition, in July 1997, the Company entered into an Investment Monitoring Agreement with Blackhawk Capital Partners, the managing member of Blackhawk Investors, L.L.C., pursuant to which Blackhawk Capital Partners was appointed to oversee Blackhawk Investors, L.L.C.’s investments in the Company. As of December 2003, Blackhawk Investors, L.L.C. had divested itself of its original investment in the Company. As of December 31, 2004, the Company owed Blackhawk Capital Partners $162,500 in consulting fees under this agreement.  These amounts are payable upon demand. The Company has no immediate plans to pay these obligations but will satisfy these obligations should a demand for payment be received.

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

10.27       Fifth Amended and Restated Credit Agreement dated November 30, 2005, among the Company, Trace Energy Services Ltd., Trace Energy Services Inc., Quantum Geophysical, Inc. and Gophysical Development Corporation and HSBC Bank Canada (incorporated by reference from Exhibit 10.9 to Form 8-K filed on December 12, 2005 (file no. 000-09268)).

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

GEOKINETICS INC.

Date: June 7, 2006	By:	/s/ David A. Johnson
David A. Johnson
President and Chief Operating Officer

Date: June 7, 2006	By:	/s/ Thomas J. Concannon
Thomas J. Concannon,
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David A. Johnson	President, Chief Operating	June 7, 2006
David A. Johnson	Officer and Director

/s/ Thomas J. Concannon	Vice President and	June 7, 2006
Thomas J. Concannon	Chief Financial Officer

/s/ William R. Ziegler	Director and Chairman	June 7, 2006
William R. Ziegler

/s/ Steven A. Webster	Director	June 7, 2006
Steven A. Webster

/s/ Christopher M. Harte	Director	June 7, 2006
Christopher M. Harte

/s/ Gary M. Pittman	Director	June 7, 2006
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

Houston, Texas
April 17, 2006, except for paragraph 4 of Note 1,
for which the date is June 8, 2006

/s/ Fitts Roberts & Co., P.C.

GEOKINETICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

ASSETS

	2005	2004
CURRENT ASSETS
Cash	$11,000,867	$2,399,927
Accounts receivable - trade, net	16,416,520	4,960,646
Accounts receivable - officers and employees	10,413	9,176
Work in progress	5,950,971	1,214,722
Prepaid expenses	1,238,714	373,622
Deferred charges	739,469	115,911
Income tax recoverable	169,381	—

Total Current Assets	35,526,335	9,074,004

PROPERTY AND EQUIPMENT, net	35,082,700	2,246,560

OTHER ASSETS
Goodwill	2,699,000	—
Other intangible assets	1,184,632	—
Restricted investments	184,754	210,407
Deposits and other assets	45,584	45,583

Total Other Assets	4,113,970	255,990

TOTAL ASSETS	$74,723,005	$11,576,554

The Accompanying Notes Are An Integral Part of These Consolidated Financial Statements

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	2005	2004
CURRENT LIABILITIES
Current maturities of long-term debt	$2,811,754	$685,052
Bank revolver	3,192,341	—
Current portion of GeoLease liability	—	1,072,495
Current portion of capital leases	2,649,101	237,313
Accounts payable – trade	12,538,921	2,307,907
Accrued liabilities	8,301,112	1,387,414
Notes payable	424,726	283,190
Customer deposit	375,000	—
Advances for lease bank	—	100,000
Deferred revenue	2,831,172	2,427,269
Due to officers and stockholders	552,373	552,373
Total Current Liabilities	33,676,500	9,053,013

LONG-TERM DEBT, net of current maturities	4,270,675	181,834
GEOLEASE LIABILITY, long-term	—	2,256,057
DEFERRED INCOME TAX	1,676,487	—

OTHER LIABILITIES
Warrant liability	6,574,925	—
Non current portion of capital leases	4,025,965	66,193
Total Other Liabilities	10,600,890	66,193
TOTAL LIABILITIES	50,224,552	11,557,097

REDEEMABLE PREFERRED STOCK
Series A, $10.00 par value, 100,000 shares authorized no shares issued and outstanding at December 31, 2005 and 8,333 shares issued and outstanding at December 31, 2004	—	2,397,843
TEMPORARY EQUITY
Unregistered common stock, $.01 par value, 24,670,000 shares issued and outstanding	25,648,458	—

STOCKHOLDERS’ DEFICIT
Common stock, $.01 par value, 100,000,000 shares authorized, 53,503,093 issued and outstanding (including 24,670,000 unregistered) at December 31, 2005 and 18,992,113 shares issued and outstanding at December 31, 2004	535,032	189,922
Additional paid-in capital	38,588,260	35,770,031
Other comprehensive (loss)	(13,441)	—
Retained deficit	(40,259,856)	(38,338,339)
TOTAL STOCKHOLDERS’ DEFICIT	(1,150,005)	(2,378,386)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$74,723,005	$11,576,554

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

The Accompanying Notes Are An Integral Part of These Consolidated Financial Statements

GEOKINETICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

December 31, 2005 and 2004 and 2003

	Stockholders’ Deficit
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Deficit	Other Comprehensive Loss	Total
Balance at December 31, 2002	18,992,156	$193,672	$33,019,248	$(142,500)	$(119,759,349)	—	$(86,688,929)
Reverse Stock Split	(18,802,277)	(188,022)	188,022	—	—	—	—
Balance at December 31, 2002 (As Restated)	189,879	5,650	33,207,270	(142,500)	(119,759,349)	—	(86,688,929)
Retire Treasury Stock	—	(3,750)	(138,750)	142,500	—	—	—
Shares issued in private placement and debt restructuring	18,802,234	188,022	3,311,978	—	—	—	3,500,000
Costs of Sale of Securities	—	—	(595,992)	—	—	—	(595,992)
Net Income	—	—	—	—	81,862,356	—	81,862,356
Balance at December 31, 2003	18,992,113	189,922	35,784,506	—	(37,896,993)	—	(1,922,565)

Value Attributable to the Beneficial Conversion Feature of the Redeemable Preferred Stock	—	—	2,499,900	—	—	—	2,499,900
Effect of Beneficial Conversion Feature Charge	—	—	(2,499,900)	—	—	—	(2,499,900)
Accretion of Preferred Issuance Costs	—	—	(1,975)	—	—	—	(1,975)
Accrual of Preferred Dividend	—	—	(12,500)	—	—	—	(12,500)
Net Loss	—	—	—	—	(441,346)	—	(441,346)
Balance at December 31, 2004	18,992,113	189,922	35,770,031	—	(38,338,339)	—	(2,378,386)

Exercise of Options	8,000	80	4,080	—	—	—	4,160
Sale of Securities	24,670,000	246,700	25,401,758	—	—	—	25,648,458
Temporary Equity Classification (a)	—	—	(25,648,458)	—	—	—	(25,648,458)
Issuance of Securities
Purchase of Trace	1,000,000	10,000	2,090,000	—	—	—	2,100,000
Costs of Sale of Securities	—	—	(1,860,696)	—	—	—	(1,860,696)
Conversion of Preferred Stock	8,832,980	88,330	2,468,733	—	—	—	2,557,063
Stock Based Compensation	—	—	522,031	—	—	—	522,031
Accretion of Preferred Issuance Costs	—	—	(21,725)	—	—	—	(21,725)
Accrual of Preferred Dividend	—	—	(137,494)	—	—	—	(137,494)
Foreign Exchange Loss	—	—		—	—	(13,441)	(13,441)
Net Loss	—	—		—	(1,921,517)	—	(1,921,517)
Balance at December 31, 2005	53,503,093	$535,032	$38,588,260	—	$(40,259,856)	$(13,441)	$(1,150,005)

(a)           See Note 9, Unregistered Common Stock and Warrants, for a further explanation of the Temporary Equity Classification.

The Accompanying Notes Are An Integral Part of These Consolidated Financial Statements

GEOKINETICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2005	2004	2003
OPERATING ACTIVITIES
Net Income (Loss)	$(1,921,517)	$(441,346)	$81,862,356
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,481,057	850,705	1,793,813
Other comprehensive income	(42,021)	—	—
Warrant expense, increase in fair value of warrants	1,385,883	—	—
Stock based compensation	522,031	—	—
Gain on financial restructuring	—	—	(83,830,575)
Changes in operating assets and liabilities
Accounts receivable and work in progress	(8,106,553)	91,185	(4,748,295)
Prepaid expenses and other assets	(71,167)	47,532	(20,518)
Accounts payable	4,833,878	(2,792,234)	2,830,914
Accrued liabilities and deferred revenue	2,645,671	(306,403)	5,634,103
Net Cash Provided (Used) in Operating Activities	727,262	(2,550,561)	3,521,798

INVESTING ACTIVITIES
Purchase of capital assets	(578,965)	(798,450)	(972,529)
Purchase of Trace Energy Services Ltd., net of cash acquired of $3,020,288	(14,341,651)	—	—
Down payments on capital leases	(463,691)	(6,086)	(5,907)
Net Cash (Used) by Investing Activities	(15,384,307)	(804,536)	(978,436)

FINANCING ACTIVITIES
Proceeds from issuance of debt	2,243,545	807,474	732,367
Proceeds from private placements, net of $1,860,696 cost in 2005, net of $116,532 cost in 2004 and net of $595,992 cost in 2003	29,279,563	2,383,368	2,904,007
Proceeds from exercise of options	4,160	—	—
Principal payments on notes payable	(1,404,215)	(1,293,957)	(1,274,080)
Payments on restructuring of GeoLease liability	—	—	(1,898,800)
Principal payments on GeoLease liability	(3,583,426)	(841,940)	—
Payments on capital leases	(3,281,642)	(357,813)	(365,590)
Net Cash Provided by Financing Activities	23,257,985	697,132	97,904

NET INCREASE (DECREASE) IN CASH	8,600,940	(2,657,965)	2,641,266

CASH, beginning of year	2,399,927	5,057,892	2,416,626

CASH, end of year	$11,000,867	$2,399,927	$5,057,892

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

Reclassifications and Additional Disclosures

The Company filed an S-1 to register the securities and warrants issued in conjunction with the private placement which occured in December, 2005. In relation to this filing, the Securities and Exchange Commission ("SEC") requested disclosure of certain items in the financial statement be included and or expanded. The financial statements have been revised to include these additional disclosures; more specifically notes 1, 9, 10, 11, 13 and 18 have been revised to include additional information and Note 7 has been added to the financial statements. In addition, the following reclassifications have been made to the financial statements:

1) A reclassification has been made to reduce additional paid-in capital and increase common stock by $246,700 at December 31, 2005.

2) The Consolidated Statement of Stockholder's Deficit has been revised to reflect the reclassification set forth in 1 above and to reflect additional information regarding the 2005 reverse stock split and the 2005 temporary equity classification.

3) The cash acquired in the Trace acquisition, $3,020,288, is removed as a line item and netted from investing activity in the Consolidated Statement of Cash Flows.

These reclassifications had no effect on the Company's net loss at December 31, 2005.

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

Revenue Recognition and Work in Progress

The Company’s services are provided under contracts which are subject to cancellation. The Company typically provides its services under turnkey or term contracts. The Company begins to recognize revenue at the commencement of seismic acquisition or data processing operations. Under turnkey contracts, revenue is recognized based on the percentage of completion of each phase of a project utilizing the units-of-work-performed method. Under term agreements, revenue is recognized based on a per unit of time worked rate, as services are preformed. If a contract is cancelled, the Company recognizes revenue and bills the customer for work performed up to the date of cancellation.

In some instances, customers are billed in advance of work performed and the Company recognizes the liability as deferred revenue.

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

The Company adopted FAS 123(R) on a prospective basis beginning January 1, 2006 for stock-based compensation awards granted after that date and for unvested awards outstanding at that date using the modified prospective transition method. The Company recognizes the fair value of stock-based compensation awards as compensation expenses in its statement of operations on a straight line basis over the vesting period.

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

NOTE 7.                                            Restructuring of Debt, Reverse Stock Split and Private Placement of Common Stock.

On May 2, 2003 the Company completed a comprehensive debt restructuring with its principal creditors following approval by the Company’s Stockholders at an annual meeting of stockholders held on March 18, 2003. Pursuant to the restructuring, the Company (i) effected a reverse stock split of its common stock at a ratio of l-for-100, (ii) eliminated approximately $80,000,000 in long term debt obligations through cash settlements or debt conversions into common stock, (iii) reduced and restructured its obligations to GeoLease, and (iv) completed a $3,500,000 private placement from a group of private investors. As a result of the restructuring, during 2003 the Company recognized a gain of $83,830,575. The principal elements of the restructuring are summarized below.

The Company completed a 1-for-100 reverse stock split of its outstanding common stock in order make available additional shares of authorized common stock for the restructuring. The holders of common stock prior to the reverse stock split retained 1% of the common stock outstanding after the reverse stock split and the issuance of common stock in the private placement and the debt restructuring .

The Company completed a private placement of $3,500,000 of its common stock. The Company sold 10,635,607 shares of its common stock at a per share price of $0.33.

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

The Company restructured its lease obligations to GeoLease under the Equipment Lease. Pursuant to such restructuring, GeoLease agreed to (i) reduce the accrued lease balance owed to GeoLease as of April 30, 2002 from $6,672,530 to $3,700,000, which amount was frozen but accrued simple interest at 6% per annum from May 1, 2002 until April 30, 2004, when such balance became payable in full, (ii) reduce the monthly payments under the lease from $260,000 to $62,400 (inclusive of any applicable taxes) per month beginning May 1, 2002, and (iii) eliminated the $1,900,000 deferred rent obligation to GeoLease. In exchange, the Company agreed to, among other things, (w) pay GeoLease $1,000,000 in cash out of the proceeds of the private placement, (x) pay GeoLease $748,800 in cash out of the proceeds of the private placement (equal to $62,400 (inclusive of any applicable taxes) for each calendar month (or portion thereof) from May 1, 2002 through the closing of the restructuring), (y) issue GeoLease 5,317,804 shares of common stock or 28% (excluding shares reserved for the options available for grant under the Company’s 2002 Stock Awards Plan and certain residual warrants and options remaining outstanding at the closing of the restructuring) of the Company’s common stock outstanding immediately following the restructuring, plus 1,745,354 shares of common stock not subscribed for the 2003 Noteholders who elected to receive cash in lieu of common stock in exchange for their 2003 Notes and warrants, and (z) pay GeoLease $52,291 cash not paid to 2003 Noteholders who elected to receive shares of common stock in lieu of cash in exchange for their 2003 Notes and warrants. Cash payments to GeoLease were made out of the proceeds of the $3,500,000 private placement of common stock for amounts due upon restructuring, and monthly lease payments of $62,400 were made in accordance with the terms of the agreement. The Company subsequently renegotiated the $3,700,000 balance which was due to GeoLease on April 1, 2004. The renegotiation allowed the Company to pay GeoLease this obligation in 48 monthly installments. The outstanding balance accrued interest at 8% per annum. This obligation was paid in full on December 1, 2005.

These transactions resulted in the Company recognizing a gain in 2003 of $83,830,575, or basic and diluted earnings per share of $4.41.

NOTE 8.                                     INCOME TAX

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

NOTE 9.                                     UNREGISTERED COMMON STOCK AND WARRANTS

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

On December 30, 2005, the Company filed a registration statement on Form S-1, registering for resale the shares of common stock acquired by the selling shareholders as well as the shares of common stock to be issued upon exercise of the warrants. In the event the registration statement is not declared effective within 150 days of the filing date or if the registration statement is unavailable for sales after the initial effectiveness, then the Company is required to pay each purchaser an amount of liquidated damages in cash equal to the aggregate purchase price of such purchaser’s securities multiplied by 2% for every thirty days that the registration statement is unavailable for sales. Beginning with June, 2006 we will be required to pay a total of $616,750 in liquidated damages to the purchasers for each monthly period the registration statement is not declared effective or if the registration statement is unavailable for sales after the initial effectiveness. Subsequent to year end, we negotiated a cap on the payment of liquidated damages equal to a maximum of 10% of the aggregate purchase price of each purchasers’ securities. As a result, liquidated damage payments would not exceed a total of $3,083,750.

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

NOTE 10.                              ACQUISITION OF TRACE ENERGY SERVICES LTD.

General

On December 1, 2005, the Company acquired all of the issued and outstanding capital stock of Trace Energy Services Ltd. (“Trace”), a Calgary, Alberta, Canada based company, pursuant to the terms of a Stock Purchase Agreement among the Company and the holders of all the outstanding capital stock of Trace for approximately $16,442,000 in a combination of cash and stock. The results of operations for Trace for the month of December, 2005 are included in the consolidated financial results of the Company for the year ended December 31, 2005. Trace provides 2-D and 3-D seismic surveys, using both analog and digital seismic acquisition equipment for a wide range of customers exploring for oil and natural gas in Canada and the United States.

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

Company completed the Trace acquisition for approximately $16,442,000 in a combination of cash and stock, as further outlined below:

Cash paid or payable to acquire the outstanding stock of Trace	$17,362,000
Cash acquired in acquisition	(3,020,000)
Net cash paid or payable to acquire the outstanding stock of Trace	14,342,000
Shares issued (1,000,000 shares of Geokinetics Common Stock values at $2.10 per share)	2,100,000
Total Purchase Price	$16,442,000

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

In $ 000’s
Accounts receivable	$8,118
Deferred charges	$810
Other current assets	$723
Property and equipment	$29,227
Goodwill	$2,699
Intangible assets	$1,195
Accounts payable and accrued liabilities	$(9,461)
Bank indebtedness	$(1,556)
Current portion long term debt	$(4,041)
Deferred revenue and other current liabilities	$(1,027)
Long term debt	$(4,478)
Capital lease obligations	$(4,136)
Deferred tax liabilities	$(1,631)
Purchase Price	$16,442

The following table sets forth the components of intangible assets associated with the acquisition at December 31, 2005:

Intangible Assets	Fair Value ($000’s)	Accumulated Amortization ($000’s)	Net Book Value ($000’s)	Useful Life
Goodwill	$2,699	N/A	$2,699	Indefinite
Customer Relationships	$1,195	$10	$1,185	5 Years
Total Intangible Assets:	$3,894	$10	$3,884

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

NOTE 11.                       RELATED PARTY TRANSACTIONS

On April 25, 1997, the Company obtained a $500,000 short-term financing from two individuals who were subsequently elected directors at the annual shareholders meeting on November 20, 1997. The Company issued 12% senior notes to the individuals, which were exchanged on July 18, 1997, for 458,333 shares of the Company’s common stock, 15,625 shares of Series A preferred stock and 592,009 shadow warrants. As part of this financing transaction, the Company entered into a consulting agreement with a director on July 18, 1997, pursuant to which, in consideration of certain strategic planning and other consulting services to be provided to the Company and its subsidiaries by that individual, he was to be paid a quarterly consulting fee equal to one half of 1% of the total investment made by him and certain other persons in debt and equity securities of the Company that were outstanding as of the end of each quarter during the three-year term of such agreement. This agreement was not renewed after the initial three-year term. At both December 31, 2005 and 2004, the Company owed the director $389,873 in consulting fees under the terms of the agreement, which amounts are included as amounts due to officers and shareholders on the Company’s balance sheet. This amount is payable upon demand. The Company has no immediate plans to pay this obligation but will satisfy the obligation should a demand for payment be received.

In 1997, the Company entered into an investment monitoring agreement with an investment group, under which the Company will pay the investment group an annual fee of $25,000. Two directors of the Company are the two partners of the sole managing member of the investment group. As of December 31, 2004 the investment group had divested itself of its original investment in the Company. At both December 31, 2005 and 2004, the Company owed the investment group $162,500 in consulting fees under this agreement, which amounts are included as amounts due to officers and shareholders on the Company’s balance sheet. This amount is payable upon demand. The Company has no immediate plans to pay this obligation but will satisfy the obligation should a demand for payment be received.

A director of the Company is of counsel to a law firm which provides legal services to the Company related to financing and private placement offering activities. In connection with these activities, the Company incurred legal costs from the director’s law firm during the years ended December 31, 2005, 2004 and 2003, respectively of $42,575, $37,707 and $144,051.

Three of the Company’s directors participated in the private placement of Convertible Preferred Stock described in Note 13. Their combined purchases totaled 5,579 shares of Convertible Preferred Stock representing $1,673,700 of the total offering. Upon conversion of the Convertible Preferred Stock in December, 2005, these directors received in the aggregate 5,913,740 shares of common stocks of the Company.

Three of the Company’s directors participated in the private placement of common stock and warrants to purchase common stock described in Note 9. Their combined purchases totaled 4,800,000 shares of common stock representing $6,000,000 of the total offering. The directors also received warrants to purchase 480,000 shares of the Company’s common stock.

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

NOTE 12.                       RESTRUCTURING OF ACCRUED LEASE BALANCE AND EQUIPMENT LEASE

On April 14, 2004, the Company and GeoLease, the holder of the Company’s seismic acquisition equipment lease, agreed to a comprehensive restructuring of the lease pursuant to Amendment No. 2 of the Equipment Lease (“Amendment No. 2”). Pursuant to the restructuring, the Company is allowed to pay GeoLease the outstanding accrued lease obligation as of April 30, 2004 (totaling $4,170,419) in 48 monthly installments beginning May 1, 2004 and ending with a final payment in April, 2008. The outstanding balance accrues interest at 8% per annum. Under the terms of Amendment No. 2, the Company is also required to make mandatory annual prepayments of the outstanding accrued lease obligation should the Company have positive “Free Cash Flow” (as defined in Amendment No. 2) as calculated for each of the calendar years ending December 31, 2004 through December 31, 2007 until the balance is paid in full. At the year end of each period, the Company will calculate its consolidated “Free Cash Flow” and for the  period  ended  December  31, 2004  pay  37.5%  of  its  calculated  “Free  Cash  Flow”  as  a prepayment to GeoLease and in each of the subsequent yearly periods pay 50% of its calculated “Free Cash Flow” to GeoLease. Any such prepayment will be applied to the last installments of the outstanding accrued lease obligation first. Amendment No. 2 also required the Company to make prepayments of cash proceeds received pursuant to certain financing transactions and certain sales of assets outside the ordinary course of business. No payments are due to GeoLease as a result of the calculation of the Company’s “Free Cash Flow” for the period ended December 31, 2004. GeoLease also agreed to relinquish any right it had under Amendment No. 2 to receive cash proceeds received by the Company from its private placement of preferred stock on November 30, 2004, as described in Note 13.

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

In conjunction with the Company’s private placement of common stock described in Note 9, the GeoLease accrued lease obligation, totaling approximately $3,328,000 was paid in full on December 1, 2005. The Company made an additional payment of approximately $239,000 to GeoLease on December 1, 2005, representing a buyout of the lease’s underlying equipment.

NOTE 13.                       PRIVATE PLACEMENT OF REDEEMABLE PREFERRED STOCK

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

Upon completion of the Company’s Convertible Preferred Stock offering on November 30, 2004, the Company recognized a beneficial conversion feature charge of $2,499,000 as a result of the conversion feature of the Convertible Preferred Stock being below market on the date of issuance.  The Company’s closing price for its common stock on November 30, 2004 was quoted at $0.75 cents; The Convertible Preferred Stock is convertible into common stock at $0.30 cents per share or 8,333,000 shares of common stock. As a result, the intrinsic value of the beneficial conversion feature is $0.45 per share ($0.75 cents minus $0.30 cents). The total value of the beneficial conversion feature would be $3,749,850 (8,333,000 shares multiplied by $0.45 cents).  However, this exceeds the proceeds received from the Convertible Preferred Stock offering and as a result the beneficial conversion feature is limited to the total proceeds of $2,499,900.  The Company recorded the beneficial conversion feature charge as a reduction of additional paid in capital because the Company had a retained deficit.

The Company incurred issuance costs of approximately $116,000. The amount of Convertible Preferred Stock recorded on the Company’s Balance Sheet was initially reduced for these issuance costs.  These costs were to be accreted to the Convertible Preferred Stock over a five year period, the earliest point at which the holders may redeem the Convertible Preferred Stock.

In conjunction with the Company’s December, 2005 private placement of common stock described in Note 9, the Company’s Convertible Preferred Stock was converted into common stock of the Company. The Company issued 8,832,980 shares of common stock to facilitate the conversion, based on the conversion price of $.30 cents per share and the accumulation of accrued dividends from December, 2004.

NOTE 14.                       OUTSTANDING OPTIONS AND WARRANTS

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

NOTE 15.                       COMMITMENTS

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
$4,145,424

NOTE 16.                       MAJOR CUSTOMERS

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

NOTE 17.                       CONCENTRATION OF CREDIT RISK

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

NOTE 18.                       SENIOR EXECUTIVE INCENTIVE PROGRAM

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

For the year ended December 31, 2005, the criteria for the Senior Executive Incentive Program was met. In March, 2006 bonuses totaling $240,000 were paid to five senior executives and key employees under the plan parameters. These bonuses were expensed and accrued on the Company’s books and records during fiscal 2005 as the amounts were established and earned based on the Company’s 2005 results and incentive program criteria. In addition, the Board of Directors also authorized the payment of $195,000 in discretionary bonuses to the same individuals. These bonuses were expensed during fiscal 2006 as they were awarded at the discretion of the board outside the incentive plan criteria. These were also distributed in March, 2006.

As previously disclosed by the Company on Form 8-K, after reviewing the results of the Company’s operations for the fiscal year ended December 31, 2004, the Board determined that, although not all requirements for establishment of a Bonus Pool were satisfied, a substantial portion of the necessary criteria were satisfied. Therefore, on February 23, 2005, the Board determined to award bonuses to six senior executives and key employees. On March 4, 2005, discretionary bonuses were awarded to such senior executives and key employees in the aggregate amount of $190,000. These bonuses were expensed during fiscal 2005 as they were awarded at the discretion of the board outside the incentive plan criteria.

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

(1) Seismic acquisition assets include goodwill and intangibles totaling $3.9 million

(2) Seismic acquisition expenditures do not include assets acquired through the Trace acquisition as outlined in Note 10

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

(1)                                  Total assets for reportable segments at December 31, 2003 includes net intercompany receivables of $5,592,951. Total assets for reportable segments at December 31, 2005 and 2004 are reported net of intercompany receivables of $0.00 and $2,906,176 (respectively).