Form 10-Q/A
period 2006-03-31
GEOKINETICS INC
filed 2006-06-14
CIK 314606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

GEOKINETICS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GEOKINETICS INC.

Consolidated Balance Sheets

	March 31	December 31
	2006	2005
	Unaudited
ASSETS
Current Assets:
Cash	$12,523,644	$11,000,867
Receivables	19,856,055	16,426,933
Work in progress	5,301,198	5,950,971
Prepaid expenses	830,411	1,238,714
Deferred charges	70,846	739,469
Income tax recoverable	—	169,381
Total Current Assets	38,582,154	35,526,335

Property and Equipment:
Equipment	57,341,202	55,487,307
Buildings	834,509	812,759
Land	23,450	23,450
	58,199,161	56,323,516
Less accumulated depreciation	(22,833,128)	(21,240,816)
Total Property and Equipment	35,366,033	35,082,700

Other Assets:
Goodwill	2,100,047	2,699,000
Other intangible assets	1,114,953	1,184,632
Restricted investments	184,754	184,754
Deposits and other assets	95,583	45,584
Total Other Assets	3,495,337	4,113,970

Total Assets	$77,443,524	$74,723,005

See accompanying notes to the financial statements.

	March 31	December 31
	2006	2005
	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$2,630,383	$2,811,754
Bank revolver	13,003	3,192,341
Current portion of capital leases	2,140,847	2,649,101
Accounts payable	16,387,994	12,538,921
Accrued liabilities	7,674,042	8,301,112
Notes payable	267,532	424,726
Customer deposit	—	375,000
Deferred Revenue	4,318,104	2,831,172
Due to officers and stockholders	552,373	552,373
Total Current Liabilities	33,984,278	33,676,500

Long-term debt, net of current maturities	3,607,106	4,270,675

Deferred income tax	2,739,408	1,676,487

Other Liabilities:
Warrant liability	—	6,574,925
Non current portion of capital leases	3,476,900	4,025,965
Total Other Liabilities	3,476,900	10,600,890
Total Liabilities	43,807,692	50,224,552

Temporary equity
Unregistered common stock, $.01 par value, 24,670,000 shares issued and outstanding	—	25,648,458

Stockholders’ Equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 53,503,093 issued and outstanding at March 31, 2006 and at December 31, 2005 (including 24,670,000 unregistered)	535,032	535,032
Additional paid in capital	71,123,559	38,588,260
Other comprehensive (loss)	(51,536)	(13,441)
Retained (deficit)	(37,971,223)	(40,259,856)
Total Stockholders’ Equity (Deficit)	33,635,832	(1,150,005)

Total Liabilities and Stockholders’ Equity	$77,443,524	$74,723,005

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

On December 30, 2005, the Company filed a registration statement on Form S-1, registering for resale the shares of common stock acquired by the selling shareholders as well as the shares of common stock to be issued upon exercise of the warrants. In the event the registration statement is not declared effective within 150 days of the filing date or if the registration statement is unavailable for sales after the initial effectiveness, then the Company is required to pay each purchaser an amount of liquidated damages in cash equal to the aggregate purchase price of such purchaser’s securities multiplied by 2% for every thirty days that the registration statement is unavailable for sales. Beginning with June, 2006 we will be required to pay a total of $616,750 in liquidated damages to the purchasers for each monthly period the registration statement is not declared effective or if the registration statement is unavailable for sales after the initial effectiveness. Subsequent to the year end, we negotiated a cap on the payment of liquidated damages equal to a maximum of 10% of the aggregate purchase price of each purchasers’ securities. As a result, liquidated damage payments would not exceed a total of $3,083,750.

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

Overview

The Company provides seismic acquisition and high-end seismic data processing services to the oil and gas industry through its wholly-owned subsidiaries, Quantum Geophysical, Inc. (“Quantum”), Trace Energy Services Ltd. and Geophysical Development Corporation.

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

On December 30, 2005, the Company filed a registration statement on Form S-1, registering for resale the shares of common stock acquired by the selling shareholders as well as the shares of common stock to be issued upon exercise of the warrants. In the event the registration statement is not declared effective within 150 days of the filing date or if the registration statement is unavailable for sales after the initial effectiveness, then the Company is required to pay each purchaser an amount of liquidated damages in cash equal to the aggregate purchase price of such purchaser’s securities multiplied by 2% for every thirty days that the registration statement is unavailable for sales. Beginning with June, 2006 we will be required to pay a total of $616,750 in liquidated damages to the purchasers for each monthly period the registration statement is not declared effective or if the registration statement is unavailable for sales after the initial effectiveness. Subsequent to the year end, we negotiated a cap on the payment of liquidated damages equal to a maximum of 10% of the aggregate purchase price of each purchasers’ securities. As a result, liquidated damage payments would not exceed a total of $3,083,750.

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

GEOKINETICS INC.

Date: June 7, 2006	/s/ David A. Johnson
David A. Johnson
President and Chief Executive Officer

Date: June 7, 2006	/s/ Thomas J. Concannon
Thomas J. Concannon
Vice President and Chief Financial Officer