Form 10-K/A
period 2005-12-31
GEOKINETICS INC
filed 2006-07-20
CIK 314606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A2

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

None

GEOKINETICS INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

i

Explanatory Note

On April 27, 2006 the Company filed an amended registration statement on Form S-l/A, to a registration statement on Form S-1, originally filed in December, 2005. The filing of the amended Form S-1 resulted in an SEC comment letter dated May 25, 2006. In response to this letter, the Company reviewed several presentation and disclosure items in the December 31, 2005 Form 10-K. The Company filed an amended Form 10-K/A on June 14, 2006 to:

•                  Add a footnote to provide disclosure on our May 2, 2003 restructuring of debt, reverse stock split, and private placement of common stock. The Company disclosed the nature and terms of the transaction that resulted in an $83,830,575 gain on financial restructuring, specific terms of the reverse stock split, and details on the issuance of 18,802,234 common shares of Common Stock. In addition, the Company added a subtotal to the Consolidated Statements of Stockholders’ Deficit to show the net effect of the reverse stock split on the Company’s common shares outstanding. These revisions are reflected in the Consolidated Statements of Stockholder’s Deficit and Note 7 - Restructuring of Debt, Reverse Stock Split, and Private Placement of Common Stock, to the financial statements.

•                  Revise the presentation and disclosure regarding the purchase price of Trace to reflect the purchase price net of cash received. This revision is reflected in the Consolidated Statements of Cash Flows, Management’s Discussion and Analysis of Financial Condition and Results of Operation under “Liquidity and Capital Resources”, and “Trace Acquisition”, and in Note 10 – Acquisition of Trace Energy Services Ltd. of the financial statements.

•                  Update the disclosures regarding accounting policies adopted in the first quarter of 2006. This revision is reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operation under “Critical Accounting Policies”, and in Note l – Summary of Significant Accounting Policies of the financial statements.

•                  Expand the disclosures to quantify the financial penalties associated with the December 2005 registration rights agreement. This revision is reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operation under “Liquidity and Capital Resources” and in Note 9—Unregistered Common Stock and Warrants of the financial statements.

•                  Revise the presentation of the temporary equity in the Consolidated Statements of Stockholders’ Deficit to reflect the full par value of outstanding common shares in the common stock column.

•                  Expand the revenue recognition policy and revise the heading of the paragraph. This revision is reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operation under “Critical Accounting Policies” and in Note l – Summary of Significant Accounting Policies of the financial statements.

ii

•                  Expand the disclosure for the change in asset lives and salvage value. This revision is reflected in Item 7 – Results of Operations.

•                  Expand the disclosure to discuss the amount and timing of the convertible preferred stock’s beneficial conversion feature and dividend accretion recorded. This revision is reflected in Note 13 – Private Placement of Redeemable Preferred Stock of the financial statements.

•                  Expand the disclosure to state when the senior executive bonuses were expensed. This revision is reflected in Note 18 – Senior Executive Incentive Program of the financial statements.

•                  Exhibits 31.1 and 31.2 were revised to conform to 601 (b) (31) of Reg SK.

On June 14, 2006 the Company filed a second amended Form S-1 and received an SEC comment letter dated June 26, 2006. In response to this letter, the Company reviewed several presentation and disclosure items within the December 31, 2005 Form 10-K/A1. The Company is filing this amended Form 10-K/A2 on July 20, 2006 in order to:

•                  Add an explanatory paragraph to the forepart of the filing summarizing the reasons for the amended Form 10-K/A filed on June 14, 2006 and the amended Form 10-K/A2 filed on July 20, 2006.

•                  Expand the revenue recognition policy to clarify cancellation provisions, revenue sharing arrangements, and fees received during periods of mobilization. This revision is reflected in Item 7 – Critical Accounting Policies and Note 1 – Summary of Significant Accounting Policies of the financial statements.

•                  Expand the restructured debt disclosure to provide reasons the 2003 and 2005 note holders agreed to the terms set forth in Note 7 of the financial statements. This revision is reflected in Note 7 - Restructuring of Debt, Reverse Stock Split, and Private Placement of Common Stock of the financial statements.

iii

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

During June 2006, the Company negotiated a waiver of liquidated damages with the holders of approximately 95% of the Common Stock and warrants sold to investors in the December 2005 private placement. The Company is not obligated to pay any liquidated damages to such holders due to the registration statement not being declared effective by the SEC by July 10, 2006. On July 7, 2006, the Company paid on aggregate of $28,501 in liquidated damages to the remaining holders of shares of Common Stock purchased in the 2005 private placement that did not execute a waiver of liquidated damages.

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

Revenue Recognition and Work in Progress

The Company’s services are provided under contracts which are subject to cancellation. The Company typically provides its services under turnkey or term contracts. The Company begins to recognize revenues at the commencement of seismic acquisition or data processing operations. Under turnkey contracts, revenue is recognized based on the percentage of completion of each phase of a project utilizing the units-of-work-performed method. Under term agreements, revenue is recognized based on a per unit of time worked rate, as services are performed. If a contract is cancelled, the Company recognizes revenue and bills the customer for work performed up to the date of cancellation.  The Company’s turnkey or term contracts do not contain cancellation provisions which would prevent the Company from being compensated for work performed prior to cancellation due to milestones not being met or work not being performed within a particular timeframe. The Company has no revenue sharing arrangements.

In some instances, customers are billed in advance of work performed and the Company recognizes the liability as deferred revenues.  Specifically, in instances where the Company has received fees from customers during mobilization, these amounts are recorded as deferred revenue.

The Company also receives reimbursements for certain third party costs under the terms of its customer contracts. Amounts billed to customers are recorded in revenue at the gross amount, including third party costs which are reimbursed by the client.

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

10.29       Revolving Credit, Term Loan and Security Agreement dated as of June 8, 2006, among the Company, its principal operating subsidiaries and PNC Bank, National Association, as a Lender and as the agent for certain other lenders (incorporated by reference from Exhibit 10.1 to Form 8-K filed June 16, 2006 (file no. 000-09268)).

21.1**    Schedules of the Company’s Subsidiaries.

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

*	filed herewith
**	previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOKINETICS INC.

Date: July 20, 2006	By:	/s/ David A. Johnson
David A. Johnson
President and Chief Operating Officer

Date: July 20, 2006	By:	/s/ Thomas J. Concannon
Thomas J. Concannon,
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David A. Johnson	President, Chief Operating	July 20, 2006
David A. Johnson	Officer and Director

/s/ Thomas J. Concannon	Vice President and	July 20, 2006
Thomas J. Concannon	Chief Financial Officer

/s/ William R. Ziegler	Director and Chairman	July 20, 2006
William R. Ziegler

/s/ Steven A. Webster	Director	July 20, 2006
Steven A. Webster

/s/ Christopher M. Harte	Director	July 20, 2006
Christopher M. Harte

/s/ Gary M. Pittman	Director	July 20, 2006
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

Houston, Texas
April 17, 2006, except for paragraph 4 of Note 1,
for which the date is June 8, 2006 and paragraph 7 of Note 9, for which the date is July 19, 2006

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

Reclassifications and Additional Disclosures

The Company’s financial statements, as previously filed, have been revised to include certain additional disclosures in notes 1, 9, 10, 11, 13 and 18, and Note 7 has been added to the financial statements. In addition, the following reclassifications have been made to the financial statements:

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

Revenue Recognition and Work in Progress

The Company’s services are provided under contracts which are subject to cancellation. The Company typically provides its services under turnkey or term contracts. The Company begins to recognize revenue at the commencement of seismic acquisition or data processing operations. Under turnkey contracts, revenue is recognized based on the percentage of completion of each phase of a project utilizing the units-of-work-performed method. Under term agreements, revenue is recognized based on a per unit of time worked rate, as services are preformed. If a contract is cancelled, the Company recognizes revenue and bills the customer for work performed up to the date of cancellation. The Company’s turnkey or term contracts do not contain cancellation provisions which would prevent the Company from being compensated for work performed prior to cancellation due to milestones not being met or work not being performed within a particular timeframe. The Company has no revenue sharing arrangements.

In some instances, customers are billed in advance of work performed and the Company recognizes the liability as deferred revenue. Specifically, in instances where the Company has received fees from customers during mobilization, these amounts are recorded as deferred revenue.

The Company also receives reimbursements for certain third party costs under the terms of its customer contracts. Amounts billed to customers are recorded in revenue at the gross amount, including third party costs which are reimbursed by the client.

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

NOTE 7.                                            Restructuring of Debt, Reverse Stock Split and Private Placement of Common Stock.

On May 2, 2003 the Company completed a comprehensive debt restructuring (the “Restructuring”) with its principal creditors following approval by the Company’s Stockholders at an annual meeting of stockholders held on March 18, 2003. Pursuant to the Restructuring, the Company (i) effected a reverse stock split of its common stock at a ratio of l-for-100, (ii) eliminated approximately $80,000,000 in long term debt obligations through cash settlements or debt conversions into common stock, (iii) reduced and restructured its obligations to GeoLease, and (iv) completed a $3,500,000 private placement from a group of private investors. As a result of the Restructuring, during 2003 the Company recognized a gain of $83,830,575 or basic and diluted earnings per share of $4.41. The principal elements of the Restructuring are summarized below.

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

The holders (the “2003 Noteholders”) of the Company’s Senior Secured Notes Due 2003 (the “2003 Notes”) surrendered for cancellation approximately $9,000,000 in principal and accrued interest evidenced by the 2003 Notes in exchange for an aggregate of (i) 1,103,469 shares of the Company’s common stock (to those 2003 Noteholders electing to receive common stock for their 2003 Notes) and (ii) $82,709 cash (to those 2003 Noteholders electing to receive cash for their 2003 Notes). Cash payments to the 2003 Noteholders were made out of the proceeds of the $3,500,000 private placement of common stock. All existing warrants held by the 2003 Noteholders were surrendered and cancelled.

The Company restructured its lease obligations to GeoLease under its existing equipment lease (the “Equipment Lease”). Pursuant to such restructuring, GeoLease agreed to (i) reduce the accrued balance owed to GeoLease as of April 30, 2002 from $6,672,530 to $3,700,000, which amount was frozen but accrued simple interest at 6% per annum from May 1, 2002 until April 30, 2004, when such balance became payable in full, (ii) reduce the monthly payments under the Equipment Lease from $260,000 to $62,400 (inclusive of any applicable taxes) per month beginning May 1, 2002, and (iii) eliminated the $1,900,000 deferred rent obligation to GeoLease. In exchange, the Company agreed to, among other things, (w) pay GeoLease $1,000,000 in cash out of the proceeds of the private placement, (x) pay GeoLease $748,800 in cash out of the proceeds of the private placement (equal to $62,400 (inclusive of any applicable taxes) for each calendar month (or portion thereof) from May 1, 2002 through the closing of the Restructuring), (y) issue GeoLease 5,317,804 shares of common stock or 28% (excluding shares reserved for the options available for grant under the Company’s 2002 Stock Awards Plan and certain residual warrants and options remaining outstanding at the closing of the Restructuring) of the Company’s common stock outstanding immediately following the Restructuring, plus 1,745,354 shares of common stock not subscribed for the 2003 Noteholders who elected to receive cash in lieu of common stock in exchange for their 2003 Notes and warrants, and (z) pay GeoLease $52,291 cash not paid to 2003 Noteholders who elected to receive shares of common stock in lieu of cash in exchange for their 2003 Notes and warrants. Cash payments to GeoLease were made out of the proceeds of the $3,500,000 private placement of common stock for amounts due upon Restructuring, and monthly lease payments of $62,400 were made in accordance with the terms of the Equipment Lease. The Company subsequently renegotiated the $3,700,000 balance which was due to GeoLease on April 1, 2004. The renegotiation allowed the Company to pay GeoLease this obligation in 48 monthly installments. The outstanding balance accrued interest at 8% per annum. This obligation was paid in full on December 1, 2005.

Prior to the Restructuring, in April of 1998, the 2005 Noteholders had invested $40,000,000 in the Company in the form of Senior Subordinated Notes. These funds were used primarily to complete the acquisition of GDC. In October and November of 1999, the 2003 Noteholders invested $5,895,000 in the Company in the form of Senior Secured Notes. These funds provided the Company with needed working capital due to deteriorating industry conditions. Simultaneously, the 2005 Noteholders exchanged their Senior Subordinated Notes for Senior Secured Notes and were required, as a condition to the investment by the 2003 Noteholders, to subordinate their security interests in the Company’s assets to the security interests of the 2003 Noteholders in the assets. In April 2001, GeoLease was organized to purchase the lessor’s interest in the Equipment Lease between the Company and the Company’s primary equipment supplier and was assigned the rights of the equipment supplier under the equipment lease. Concurrently with and as a condition to the completion of this transaction, the Company restructured its obligations under the 2003 Notes and 2005 Notes, and entered into a subordination and amendment agreement with the holders of these notes, pursuant to which the holders of the 2003 and 2005 Senior Secured Notes agreed to subordinate their rights to payment to all of the Company’s obligations to GeoLease. Due to the poor industry conditions that prevailed at the time of the Restructuring and GeoLease’s senior position, it would be unlikely that there would have been any significant asset value available to the holders of the Company’s 2003 and 2005 Senior Secured Notes in relation to GeoLease or in the event of the Company’s bankruptcy. The disproportionate terms of the Restructuring, as they relate to the 2003 Notes and 2005 Notes, were the result of the security interests securing the 2003 Notes being contractually senior to the security interests securing the 2005 Notes. The majority holder of the Company’s 2005 Senior Secured Notes, an unrelated third party, also held a substantial minority interest in the Company’s 2003 Senior Secured Notes and a majority interest in GeoLease.

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

During June 2006, the Company negotiated a waiver of liquidated damages with the holders of approximately 95% of the Common Stock and warrants sold to investors in the December 2005 private placement. The Company is not obligated to pay any liquidated damages to such holders due to the registration statement not being declared effective by the SEC by July 10, 2006. On July 7, 2006, the Company paid an aggregate of $28,501 in liquidated damages to the remaining holders of shares of Common Stock purchased in the 2005 private placement that did not execute a waiver of liquidated damages.

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