Form 10-Q/A
period 2006-03-31
GEOKINETICS INC
filed 2006-07-20
CIK 314606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A2

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

Explanatory Note

On April 27, 2006, the Company filed an amended registration statement on Form S-1/A, to a registration statement on Form S-1, originally filed in December 2005.  The filing of the amended Form S-1 resulted in an SEC comment letter dated May 25, 2006.  In response to this letter, the Company reviewed certain presentation and disclosure items in the March 31, 2006 Form 10-Q and filed an amended Form 10-Q/A on June 14, 2006 to reflect the following:

•                                          The Company reclassified $246,700 from additional paid in capital to common stock on the December 31, 2005 balance sheet to conform the presentation of unregistered shares (temporary equity) to the presentation included in the December 31, 2005 amended Form 10-K/A filed on June 14, 2006.

•                                          The Company expanded its disclosure of the liquidated damages penalty included in Note 4.

On June 14, 2006, the Company filed a second amended Form S-1 and received an SEC comment letter dated June 26, 2006.  In response to this letter, the Company further analyzed third party costs related to its newly acquired subsidiary, Trace Energy Services, Ltd. (Trace).  As a result, management determined that third party reimbursable costs incurred by Trace met the criteria of costs and revenues incurred as a principal under Emerging Issues Task Force (EITF) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” and restated the Consolidated Statements of Operations as of and for the quarter ended March 31, 2006, to include third party revenues totaling $11,807,266 and third party expenses totaling $11,807,266 in this Form 10-Q/A2 filed on July 20, 2006.  In addition, a paragraph was added to Note 2 explaining the restatement.  The restatement had no effect on income during the periods presented.

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

GEOKINETICS INC.

Consolidated Statements of Operations

	Three Months Ended
	March 31
	(unaudited)
	2006 RESTATED	2005
Revenues:
Seismic acquisition revenue	$47,094,600	$11,926,205
Seismic data processing revenue	1,376,960	1,234,631
Total Revenues	48,471,560	13,160,836

Expenses:
General and administrative	3,345,240	702,342
Seismic operating expense	25,742,761	10,577,196
Third party costs	11,807,266	—
Data processing expense	1,797,748	1,671,329
Depreciation and amortization expense	1,679,652	212,321
Total Expenses	44,372,667	13,163,188

Income (Loss) from operations	4,098,893	(2,352)

Other Income (Expense):
Interest income	93,099	14,687
Other income	7,120	117
Interest expense	(230,338)	(102,548)
Total Other (Expense)	(130,119)	(87,744)

Income (Loss) before provision for income tax	3,968,774	(90,096)

Provision for income tax	1,680,141	—

Net Income (Loss)	2,288,633	(90,096)

Returns to preferred stockholders
Preferred stock dividend and accretion of costs	—	(43,423)
Income (Loss) applicable to common stockholders	$2,288,633	$(133,519)

Earnings (Loss) per common share
Basic	$0.04	$(0.01)
Diluted	$0.04	$(0.01)
Weighted average common shares and equivalents outstanding
Basic	53,503,093	18,992,113
Diluted	58,341,569	18,992,113

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

2.             Basis of Presentation and Restatement

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

The Company’s March 31, 2006 Consolidated Statement of Operations has been restated to include $11,807,266 of revenues and expenses related to third party costs, associated with the Company’s newly acquired subsidiary, Trace Energy Services, Ltd.  The Company believes this presentation better reflects the requirements for the treatment of such third party costs in accordance with Emerging Issues Task Force (EITF) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”.

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

On December 30, 2005, the Company filed a registration statement on Form S-1, registering for resale the shares of common stock acquired by the selling shareholders as well as the shares of common stock to be issued upon exercise of the warrants. In the event the registration statement is not declared effective within 150 days of the filing date or if the registration statement is unavailable for sales after the initial effectiveness, then the Company is required to pay each purchaser an amount of liquidated damages in cash equal to the aggregate purchase price of such purchaser’s securities multiplied by 2% for every thirty days that the registration statement is unavailable for sales. Beginning with June, 2006 the Company will be required to pay a total of $616,750 in liquidated damages to the purchasers for each monthly period the registration statement is not declared effective or if the registration statement is unavailable for sales after the initial effectiveness. Subsequent to the year end, the Company negotiated a cap on the payment of liquidated damages equal to a maximum of 10% of the aggregate purchase price of each purchasers’ securities. As a result, liquidated damage payments would not exceed a total of $3,083,750.

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

Results of Operations

Three months ended March 31, 2006 compared with three months ended March 31, 2005

Revenues for the three months ended March 31, 2006 were $48,471,560 as compared to $13,160,836 for the same period of 2005, an increase of 268%. Seismic acquisition revenue totaled

$47,094,600 as compared to $11,926,205 for the first quarter of 2005, an increase of 294%. The 294% increase in acquisition revenue includes $31,564,378, or 264% from the Company’s new subsidiary, Trace, and $3,604,017, or 30% from previously existing operations. Seismic data processing revenue totaled $1,376,960 during the quarter ended  March 31, 2006 as compared to $1,234,631 for the same period of 2005, an increase of 12%. While demand for the Company’s services improved during the first quarter of 2006, the Company continues to experience significant competition at both its operating segments.

Operating expenses for the quarter ended March 31, 2006 totaled $39,347,775 as compared to $12,248,525 for the same period of 2005, an increase of 221%. This increase is primarily the result of increased activity at both of the Company’s operating segments. Seismic acquisition operating expenses for the first quarter of 2006 increased 255% to $37,550,027 from $10,577,196 in the first quarter of 2005. The 255% increase in acquisition operating expenses includes $24,623,358 from Trace, and $2,349,473 from previously existing operations. For the three months ended March 31, 2006, seismic data processing operating expenses totaled $1,797,748 as compared to $1,671,329 for the same period of 2005, an increase of 8%. Increased operating expenses at the seismic acquisition segment resulted primarily from the Trace acquisition and increased activity. Operating expenses increased at the Company’s seismic data processing segment primarily due to increased levels of activity as well as costs associated with the upgrading of the segment’s professional staff.

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

On December 30, 2005, the Company filed a registration statement on Form S-1, registering for resale the shares of common stock acquired by the selling shareholders as well as the shares of common stock to be issued upon exercise of the warrants. In the event the registration statement is not declared effective within 150 days of the filing date or if the registration statement is unavailable for sales after the initial effectiveness, then the Company is required to pay each purchaser an amount of liquidated damages in cash equal to the aggregate purchase price of such purchaser’s securities multiplied by 2% for every thirty days that the registration statement is unavailable for sales. Beginning with June, 2006 the Company will be required to pay a total of $616,750 in liquidated damages to the purchasers for each monthly period the registration statement is not declared effective or if the registration statement is unavailable for sales after the initial effectiveness. Subsequent to the year end, the Company negotiated a cap on the payment of liquidated damages equal to a maximum of 10% of the aggregate purchase price of each purchasers’ securities. As a result, liquidated damage payments would not exceed a total of $3,083,750.

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

GEOKINETICS INC.

Date: July 20, 2006	/s/ David A. Johnson
David A. Johnson
President and Chief Executive Officer

Date: July 20, 2006	/s/ Thomas J. Concannon
Thomas J. Concannon
Vice President and Chief Financial Officer