Form 10-Q
period 2006-06-30
GEOKINETICS INC
filed 2006-08-14
CIK 314606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated flier, or a non-accelerated flier. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At June 30, 2006, there were 53,503,093 shares of common stock, par value $0.01 per share, outstanding.

GEOKINETICS INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GEOKINETICS INC.

Consolidated Balance Sheets

ASSETS

	June 30	December 31
	2006	2005
	Unaudited
Current Assets:
Cash	$12,566,362	$11,000,867
Receivables	18,733,159	16,426,933
Work in progress	5,855,632	5,950,971
Prepaid expenses	975,894	1,238,714
Deferred charges	427,794	739,469
Income tax recoverable	—	169,381
Total Current Assets	38,558,841	35,526,335

Property and Equipment:
Equipment	59,927,630	55,487,307
Buildings	803,671	812,759
Land	23,450	23,450
	60,754,751	56,323,516
Less accumulated depreciation	(24,703,355)	(21,240,816)
Total Property and Equipment	36,051,396	35,082,700

Other Assets:
Goodwill	2,100,047	2,699,000
Other intangible assets	1,055,222	1,184,632
Restricted investments	184,754	184,754
Deposits and other assets	110,579	45,584
Total Other Assets	3,450,602	4,113,970

Total Assets	$78,060,839	$74,723,005

See accompanying notes to the financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30	December 31
	2006	2005
	Unaudited
Current Liabilities:
Current maturities of long-term debt	$2,400,000	$2,811,754
Bank revolver	—	3,192,341
Current portion of capital leases	298,350	2,649,101
Accounts payable	11,235,335	12,538,921
Accrued liabilities	6,529,790	8,301,112
Notes payable	121,986	424,726
Customer deposit	—	375,000
Deferred revenue	8,061,172	2,831,172
Due to officers and stockholders	552,373	552,373
Total Current Liabilities	29,199,006	33,676,500

Long-term debt, net of current maturities	9,600,000	4,270,675

Deferred income tax	2,809,798	1,676,487

Other Liabilities:
Warrant liability	—	6,574,925
Non current portion of capital leases	199,069	4,025,965
Total Other Liabilities	199,069	10,600,890
Total Liabilities	41,807,873	50,224,552

Temporary equity
Unregistered common stock, $.01 par value, 24,670,000 shares issued and outstanding	—	25,648,458

Stockholders’ Equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 53,503,093 issued and outstanding at June 30, 2006 and at December 31, 2005 (including 24,670,000 unregistered)	535,032	288,332
Additional paid in capital	71,536,545	38,834,960
Other comprehensive income (loss)	538,663	(13,441)
Retained (deficit)	(36,357,274)	(40,259,856)
Total Stockholders’ Equity (Deficit)	36,252,966	(1,150,005)

Total Liabilities and Stockholders’ Equity	$78,060,839	$74,723,005

See accompanying notes to the financial statements.

GEOKINETICS INC.

Statements of Operations

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Revenues:
Seismic acquisition revenue	$33,085,312	$12,395,543	$80,179,912	$24,321,748
Data processing revenue	1,287,132	1,032,438	2,664,092	2,267,069
Total Revenues	34,372,444	13,427,981	82,844,004	26,588,817
Expenses:
General and administrative	2,708,187	515,385	6,053,427	1,217,727
Seismic acquisition operating expense	24,884,539	10,899,892	50,627,300	21,477,088
Third party expenses	34,449	—	11,841,715	—
Data processing expense	1,939,507	1,643,596	3,737,255	3,314,925
Depreciation and amortization expense	1,881,485	176,267	3,561,137	388,588
Total Expenses	31,448,167	13,235,140	75,820,834	26,398,328
Income from Operations	2,924,277	192,841	7,023,170	190,489

Other Income (Expense):
Interest income	99,075	16,576	192,174	31,263
Other income (expense)	(164,916)	118	(157,796)	235
Interest expense	(209,887)	(91,356)	(440,225)	(193,904)
Total Other (Expense)	(275,728)	(74,662)	(405,847)	(162,406)

Income before provision for income tax	2,648,549	118,179	6,617,323	28,083
Provision for income tax	1,034,600	—	2,714,741	—

Net Income	$1,613,949	$118,179	$3,902,582	$28,083

Returns to preferred stockholders
Dividend and accretion costs	—	(43,424)	—	(86,847)
Income (Loss) applicable to common stockholders	$1,613,949	$74,755	$3,902,582	$(58,764)
Earnings (Loss) per common share
Basic	$0.03	$0.00	$0.07	$(0.00)
Diluted	$0.03	$0.00	$0.07	$(0.00)

Weighted average common shares and equivalents outstanding
Basic	53,503,093	18,992,113	53,503,093	18,992,113
Diluted	58,989,523	20,173,894	58,665,546	18,992,113

See accompanying notes to the financial statements.

GEOKINETICS INC.

Consolidated Statements of Cash Flows

	Six Months Ended June 30
	2006	2005
	(unaudited)
OPERATING ACTIVITIES
Net Income	$3,902,582	$28,083
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	3,561,137	388,588
Other comprehensive income (loss)	274,673	(14,335)
Stock based compensation	733,367	—
Changes in operating assets and liabilities
Accounts receivable and work in progress	(2,092,115)	(2,334,301)
Prepaid expenses and other assets	560,107	57,573
Accounts payable	(1,423,229)	3,741,987
Accrued liabilities and deferred revenue	3,203,328	1,225,683
Deferred income tax liability	1,133,311	—
Net cash provided by operating activities	9,853,161	3,093,278

INVESTING ACTIVITIES
Purchases of capital assets	(2,639,251)	(417,240)
Net cash (used in) investing activities	(2,639,251)	(417,240)

FINANCING ACTIVITIES
Proceeds from issuance of long term debt	12,000,000	—
Proceeds from issuance of short term debt	1,974,450	9,813
Payments on capital leases	(6,753,519)	(161,994)
Principal paid on long term debt	(7,400,734)	(1,076,423)
Principal paid on short term debt	(5,468,612)	(220,320)
Net cash (used in) financing activities	(5,648,415)	(1,448,924)
Net increase in cash	1,565,495	1,227,114
Cash at beginning of period	11,000,867	2,399,927
Cash at end of period	$12,566,362	$3,627,041

Supplemental disclosures related to cash flows:

Equipment totaling $322,841 and $96,440 was acquired in the first six months of 2006 and 2005, respectively, through the issuance of capital leases.

Interest of $440,225 and $193,904 was paid in the first six months of 2006 and 2005, respectively.

Income taxes of $225,954 and $0.00 were paid in the first six months of 2006 and 2005, respectively.

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

2.             Basis of Presentation and Significant Accounting Policies

The unaudited financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to provide a fair presentation of the financial condition and results of operations for the periods presented.  All such adjustments are of a normal recurring nature.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  These financial statements should be read in conjunction with the financial statements and notes included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2005.  The results of operations for the six months ended June 30, 2006, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2006.

The Company’s March 31, 2006 Consolidated Statement of Operations has been restated to include $11,807,266 of revenues and expenses related to third party costs, associated with the Company’s newly acquired subsidiary, Trace Energy Services, Ltd.(“Trace”).  The Company believes this presentation better reflects the requirements for the treatment of such third party costs in accordance with Emerging Issues Task Force (EITF 99-19), “Reporting Revenue Gross as a Principal versus Net as an Agent”.  For the quarter ended June 30, 2006, such third party costs amounted to $34,449.

3.             Long Term Debt

At June 30, 2006, the Company’s long term debt was $12,000,000, of which $2,400,000 is current.  Long term debt consists of a note to a financial institution, bearing interest at The London Interbank Offered Rate (LIBOR) plus 3%.

On July 12, 2006, the Company and four of its subsidiaries (collectively, the “Borrowers”) completed the closing of the above credit facility under the terms of a Revolving Credit, Term Loan and Security Agreement (collectively, the “Credit Agreement”) dated as of June 8, 2006 with PNC Bank, National Association (“PNC”), as lender. Under the Credit Agreement, the Borrowers are liable for payment of the obligations under the Credit Agreement. The Credit Agreement makes the following credit facilities available to the Company, subject to the terms and conditions set forth in the Credit Agreement: (i) a $12,000,000 term credit facility, the proceeds of which were used primarily to pay off all of the obligations of the Company and its subsidiaries to HSBC Bank Canada, and (ii) a $12,000,000 revolving credit facility. At June 30, 2006, the Company owed $12,000,000 under the term credit facility and had no obligation due on the revolving credit facility. The Company is obligated to make under the term credit facility 36 monthly principal payments of $200,000 with a final payment due of $4,800,000 should the Credit Agreement not be extended beyond 36 months. The Borrowers pledged as security the assets of the Company to PNC. The Credit Agreement contains certain restrictive covenants limiting the Company’s ability to incur additional debt and purchase additional assets.

At June 30, 2006, the Company had long term capital leases in the amount of $497,419, including $298,350 in current maturities, with interest rates ranging from 8% to 14%.

4.                                      Temporary Equity, Warrants and Registration Rights Agreement

In two closings on December 1, and December 8, 2005, the Company completed a private placement of $30,837,500 of its common stock and warrants to purchase common stock, net of offering costs of approximately $1,860,696 and 274,050 warrants issued.  The Company sold

24,670,000 shares of its common stock at a per share price of $1.25, and warrants to purchase an additional 2,467,000 shares of common stock.  The warrants are exercisable at a price of $2.00 per share, may be exercised at any time after the date of issuance and expire five years after the date of issuance.

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

On December 30, 2005, the Company filed a registration statement on Form S-1, registering for resale the shares of common stock acquired by the selling shareholders as well as the shares of common stock to be issued upon exercise of the warrants.  In the event the registration statement is not declared effective within 150 days of the filing date or if the registration statement is unavailable for sales after the initial effectiveness, then the Company is required to pay each purchaser an amount of liquidated damages in cash equal to the aggregate purchase price of such purchaser’s securities multiplied by 2% for every thirty days that the registration statement is unavailable for sales.  Beginning with June, 2006 the Company was required to pay a total of $616,750 in liquidated damages to the purchasers for each monthly period the registration statement is not declared effective or if the registration statement is unavailable for sales after the initial effectiveness.  In March of 2006, the Company negotiated a cap on the payment of liquidated damages equal to a maximum of 10% of the aggregate purchase price of each purchasers’ securities.  As a result, liquidated damage payments would not exceed a total of $3,083,750.

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

During June 2006, the Company negotiated a waiver of liquidated damages with the holders of approximately 95% of the common stock and warrants sold to investors in the December 2005 private placement.  The Company is not obligated to pay any liquidated damages to such holders due to the registration statement not being declared effective by the SEC by July 10, 2006.  On July 7, 2006, the Company paid an aggregate of $28,501 in liquidated damages to the remaining holders of shares of common stock purchased in the 2005 private placement that did not execute a waiver of liquidated damages.  The registration statement was declared effective on July 27, 2006.  As a result, the Company was obligated to pay liquidated damages to all investors in the December private placement for the period July 11 through July 27 and to pay liquidated damages to the investors who did not agree to the waiver for the period July 1 through July 27.  On August 3, the Company paid an aggregate of $347,250 in liquidated damages for the July period.

5.             Trace Acquisition and Comparability

On December 1, 2005 the Company acquired all of the outstanding stock of Trace, as further described in the Company’s December 31, 2005 10-K.

The Trace operations and adoption of FAS 123(R), as further discussed in Note 7, significantly affect the comparability of the quarter and six months ended June 30, 2006 when compared to the same period of 2005. Effective April 1, 2006, comparability was further impacted as a result of the United States operations of Trace being moved to Quantum.

6.             Segment Information

The following table sets forth the Company’s significant information from reportable segments.

	For the Quarter Ended June 30, 2006
	Seismic Acquisition	Data Processing	Totals
Revenues from external customers	$33,085,312	$1,287,132	$34,372,444

Segment Profit (Loss)	3,261,254	(629,078)	2,632,176

Segment Assets	59,455,015	3,822,011	63,277,026

	For the Quarter Ended June 30, 2005
	Seismic Acquisition	Data Processing	Totals
Revenues from external customers	$12,395,543	$1,032,438	$13,427,981

Segment Profit (Loss)	1,268,560	(931,538)	337,022

Segment Assets	8,907,513	2,589,942	11,497,455

	For the Six Months Ended June 30, 2006
	Seismic Acquisition	Data Processing	Totals
Revenues from external customers	$80,179,912	$2,664,092	$82,844,004

Segment Profit (Loss)	7,146,286	(1,180,050)	5,966,236

Segment Assets	59,455,015	3,822,011	63,277,026

	For the Six Months Ended June 30, 2005
	Seismic Acquisition	Data Processing	Totals
Revenues from external customers	$24,321,748	$2,267,069	$26,588,817

Segment Profit (Loss)	2,236,444	(1,693,785)	542,659

Segment Assets	8,907,513	2,589,942	11,497,455

The following table reconciles reportable segment profit (loss) to consolidated profit (loss):

	For the Quarter Ended June 30
	2006	2005
PROFIT
Total profit for reportable segments	$2,632,176	$337,022
Unallocated amounts:
Corporate expenses net of interest earnings	(1,516,305)	(215,379)
Corporate interest expense	(4,863)	(2,624)
Depreciation	(8,496)	(840)
Corporate income tax	511,437	—
Total Consolidated Profit	$1,613,949	$118,179

	For the Six Months Ended June 30
	2006	2005
PROFIT
Total profit for reportable segments	$5,966,236	$542,659
Unallocated amounts:
Corporate expenses net of interest earnings	(2,989,171)	(507,619)
Corporate interest expense	(6,629)	(5,145)
Depreciation	(10,308)	(1,812)
Corporate income tax	942,454	—
Total Consolidated Profit	$3,902,582	$28,083

7.             Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)” or the Statement).  FAS 123(R) requires that the compensation cost relating to stock-based payment transactions, including grants of employee stock options, be recognized in financial statements.  That cost is measured based on the fair value of the equity instruments issued.  FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition.  The Company adopted FAS 123(R) on a prospective basis beginning January 1, 2006 for stock-based compensation awards granted after that date and for unvested awards outstanding at that date using the modified prospective transition method.  The Company recognizes the fair value of stock-based compensation awards as compensation expense in its statement of operations on a straight line basis over the vesting period.

Prior to January 1, 2006, the Company accounted for stock-based compensation utilizing the intrinsic value method prescribed by Accounting Principles  Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25”) and related interpretations.  Under APB 25, no compensation expense was recognized for stock-based compensation during the first six months of 2005.  The following pro forma information, as required by Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), presents net income and earnings per share information as if the stock options issued since March 18, 2003 were accounted for using the fair value method.  The fair value of stock options issued for each year was estimated at the date of grant using the Black-Scholes option pricing model.  The SFAS 123 pro forma information for the three and six months ended June 30, 2005 is a follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net income (loss), as reported	$74,755	$(58,764)
Less compensation cost determined under the fair value method	(60,738)	(110,826)
Pro forma net income (loss)	$14,017	$(169,590)

Basic earnings per share:
As reported	$0.00	$(0.00)
Pro forma	0.00	(0.01)

Diluted earnings per share:
As reported	$0.00	$(0.00)
Pro forma	0.00	(0.01)

The adoption of SFAS 123(R) in the first quarter of fiscal year 2006 resulted in prospective changes in the Company’s accounting for stock-based compensation awards including recording stock-based compensation expense related to stock options that became vested during the quarter on a prospective basis.  The adoption of SFAS 123(R) resulted in the recognition of compensation expense of $404,651, or $0.01 per share, in compensation costs in the Statement of Operations for the three months ended June 30, 2006 and $733,367, or $0.01 per share for the six month period ended June 30, 2006.  In accordance with the modified prospective transition method of SFAS 123(R), prior period amounts have not been restated to reflect the recognition of stock-based compensation costs.  The total cost related to non-vested awards not yet recognized at June 30, 2006 is approximately $2,023,449 which is expected to be recognized over a weighted average of 1.62 years.

Because the Company maintained a full valuation allowance on its US deferred tax assets, the Company did not recognize any tax benefit related to stock-based compensation expense for the six months ended June 30, 2006.

The Company adopted the 2002 Stock Awards Plan (“Plan”) during March 2003, which provides for granting to directors, officers and select employees (i) incentive stock options, (ii) nonqualified stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) phantom stock awards or (vi) any combination of the foregoing.  The Plan originally provided options to purchase a total of 3,351,556 shares of common stock of the Company.  In November, 2005, the Company’s Board of Directors approved an amendment to the Plan which increased the number of shares of common stock available for grant from 3,351,556 shares to 5,581,566 shares and, subject to approval of such amendment at the next annual meeting of the stockholders of the Company, the Board began granting additional options under the Plan.  The price at which a share of common stock may be purchased upon exercise of an incentive stock option or a nonqualified stock option is determined by the Board, but may not be less than, in the case of incentive stock options, the fair market value of common stock subject to the stock option on the date the stock option is granted.  Options are generally exercisable over a three-year period from the date of grant and the options expire generally ten years from the date of grant.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model.  Expected volatilities are based on a number of factors, including historical volatility of the Company’s stock.  The Company uses historical data to estimate option exercise and employee termination for determining the estimated forfeitures.  The Company uses the “shortcut” method described in SAB Topic 14D.2 for determining the expected life used in the valuation model.   The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  As the Company has not declared dividends since it became a public entity, no dividend yield is used in the calculation.  For the options granted during the second quarter of 2006, the following criteria was utilized: (i) an average risk free interest rate of 4.6%, (ii) an average volatility of 159% and (iii) an average contractual life of 5.9 years. No options were exercised during the quarter ended June 30, 2006. Option activity for the three months and six months ended June 30, 2006 are summarized as follows:

	Number of Options	Weighted Average Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance as of March 31, 2006	5,245,122	$0.61
Expired	—	—
Exercised	—	—
Granted	130,000	2.13
Balance as of June 30, 2006	5,375,122	$0.65

Balance as of December 31, 2005	5,245,122	$0.61
Expired	—	—
Exercised	—	—
Granted	130,000	2.13
Balance as of June 30, 2006	5,375,122	$0.65	8.18	$18,006,658
Exercisable as of June 30, 2006	3,053,349	$0.44	7.81	$10,869,922

The weighted average grant date fair value of options granted during the first six months of 2006 was $3.08.  The fair value of options vested during the first six months of 2006 totaled $186,721.

8.             Comprehensive Income

SFAS 130 “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  Comprehensive income generally represents all changes in stockholders equity (deficit) during the period except those resulting from investments by, or distributions to, stockholders.  The Company has comprehensive income related to changes in foreign currency to U.S. dollar exchange rates, which is recorded as follows:

	Three Months Ended June 30
	2006	2005
Net income	$1,613,949	$118,179
Foreign currency translation adjustment	590,199	(22,954)
Comprehensive income	$2,204,148	$95,225

	Six Months Ended June 30
	2006	2005
Net income	$3,902,582	$28,083
Foreign currency translation adjustment	552,104	(24,862)
Comprehensive income	$4,454,686	$3,221

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Numerator:
Income (Loss) applicable to common stockholders	$1,613,949	$74,755	$3,092,582	$(58,764)
Denominator:
Denominator for basic earnings (loss) per common share	53,503,093	18,992,113	53,503,093	18,992,113
Effect of dilutive securities
Employee stock options	3,980,744	1,181,781	3,827,106	—
Warrants	1,505,686	—	1,335,347	—
Denominator for diluted earnings (loss)	58,989,523	20,173,894	58,665,546	18,992,113

Earnings (Loss) per common share
Basic	$0.03	$0.00	$0.07	$(0.00)
Diluted	$0.03	$0.00	$0.07	$(0.00)

10.          Subsequent Event

On July 25, 2006, Quantum Geophysical, Inc. (“Quantum”) a wholly-owned subsidiary of the Company, entered into an equipment lease agreement effective July 28, 2006 with The CIT Group/Equipment Financing, Inc. (“CIT”).  The parties entered into the lease with respect to the purchase of seismic acquisition equipment.  The term of the lease is for three years, beginning on July 28, 2006 and ending on July 28, 2009 with a purchase option at the expiration of the lease term.  Rentals under the lease total approximately $6,840,628 and are payable in 36 equal monthly payments of $190,017.46.  The first rental payment is due August 28, 2006, and the remaining payments are due on the 28th of each month until paid in full.  The Company and each of its principal subsidiaries are guarantors of Quantum’s obligations under the lease.

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

Overview

The Company provides seismic acquisition and high-end seismic data processing services to the oil and gas industry through its wholly-owned subsidiaries, Quantum, Trace and Geophysical Development Corporation (“GDC”).

The Company’s seismic acquisition operations are conducted by Quantum and Trace.  Quantum was established in 1997 and Trace was acquired in December 2005.  The Company is engaged in land-based and transition zone seismic acquisition services on a contract basis for its customers.  The Company’s equipment is capable of collecting both 2D and 3D seismic acquisition data.  Demand for the Company’s seismic acquisition services continues to be strong and as a result the Company deployed a new seismic acquisition crew in May of this year.  The Company’s combined recording capacity has now increased to approximately 37,000 channels and can be configured to operate as many as ten seismic acquisition crews depending upon customer requirements.  Most of the Company’s land and transition zone acquisition services involve 3D surveys.  During the quarter ended June 30, 2006, the Company operated seven seismic acquisition crews in the US, one in Canada and one in a foreign location.  The Company believes it has sufficient work under contract to enable it to operate nine seismic acquisition crews for the remainder of fiscal 2006.  The majority of the Company’s seismic acquisition activities continue to take place in the Gulf Coast and Rocky Mountain regions of the US, as well as in western Canada.

The seismic service industry is dependent upon the spending levels of oil and gas companies for exploration, development, exploitation and production of oil and natural gas.  These spending levels have traditionally depended upon the prices of oil and natural gas.  During the past three years, the oil and natural gas industry has seen significant increases in activity resulting from continuing high commodity prices for oil and natural gas.  The Company’s seismic acquisition segment has benefited from these increased levels of activity as well as from its reputation as a provider of high quality seismic surveys.  The Company has seen its seismic acquisition revenues increase year over year for the past several years.  Results for the first six months of 2006 increased from the levels attained during the same period of 2005.  These improved results are attributable to increased demand for the Company’s services, improved contract terms with the Company’s customers as well as the Company’s acquisition of Trace.  While demand for the Company’s services continues to increase, the Company continues to experience competition in its marketplace which has prevented the Company from benefiting from significant increased pricing for its services.  The Company will continue to aggressively compete for seismic projects from both existing and prospective clients.

During the first six months of 2006, revenues at the Company’s seismic data processing segment increased when compared to the same period of 2005, and the segment’s operating results were improved when compared to the prior period.  However, the seismic data processing segment continues to operate at a significant loss.  The segment has not yet fully benefited from improving industry conditions.  The Company continues its efforts to upgrade both its technological capabilities as well as the capabilities of its professional staff.  The Company is aggressively pursuing opportunities in a wide range of geographic markets from both its United Kingdom-based subsidiary and its Houston headquarters.

Results of Operations

Revenues for the first six months of 2006 totaled $82,844,004 as compared to $26,588,817 for the same period of 2005, an increase of 212%.  For the three months ended June 30, 2006, revenues totaled $34,372,444, as compared to $13,427,981 for the same period of 2005, an increase of 156%.  These increases in revenue are attributable primarily to the Company’s seismic acquisition segment.  For the first six months of 2006, seismic acquisition revenue totaled $80,179,912 as compared to $24,321,748 for the same period of 2005, an increase of 230%.  This increase in seismic acquisition revenue is primarily attributable to the Company’s acquisition of Trace, completed in December of 2005, improved contract terms and continued strong demand for the Company’s services.  As a result of this increased demand, the Company deployed a new seismic acquisition crew in May of 2006.  The 230% increase in seismic acquisition revenues for the first six months of 2006 includes $34,796,094, or 143%, from the Company’s newly acquired subsidiary, Trace, and $21,062,070, or 87%, from continuing operations.  Seismic data processing revenue totaled $2,664,092 at June 30, 2006 as compared to $2,267,069 for the same period of 2005, an increase of 17%.

Operating expenses for the six months ended June 30, 2006 totaled $66,206,270 as compared to $24,792,013 for the same period of 2005, an increase of 167%.  For the three months ended June 30, 2006, operating expenses totaled $26,858,495 as compared to $12,543,488 for the same period of 2005, an increase of 114%.  These increases in operating expenses are primarily attributable to the Company’s seismic acquisition segment.  Seismic acquisition operating expenses totaled $62,469,015 for the first six months of 2006 as compared to $21,477,088 for the same period of 2005, an increase of 191%.  Increased operating expenses at the Company’s seismic acquisition segment are primarily the result of the Trace acquisition and increased seismic acquisition activity.  The 191% increase in seismic acquisition operating expenses for the first six months of 2006 includes $25,790,156, or 120%, from Trace, and $15,201,771 or 71% from continuing operations.  Seismic data processing operating expenses totaled $3,737,255 for the period ended June 30, 2006, as compared to $3,314,925 for the same period of 2005, an increase of 13%.

General and administrative expense for the six months ended June 30, 2006 was $6,053,427 as compared to $1,217,727 for the same period of 2005, an increase of 397%.  General and administrative expense for the quarter ended June 30, 2006 totaled $2,708,187, as compared to $515,385 for the same period of fiscal 2005, an increase of 425%.  These increases are the result of the Company’s acquisition of Trace, which had general and administrative expenses of $1,687,980 for the first six months of 2006, increases in compensation costs associated with the adoption of FAS 123(R), salary expenses associated with increased personnel levels due to the Company’s overall growth, discretionary bonuses paid during the period and bonus accruals.

Depreciation and amortization expense for the six months ended June 30, 2006 totaled $3,561,137 as compared to $388,588 for the same period of 2005, an increase of $3,172,549.  This is primarily attributable to depreciation expense of $2,747,281 associated with the acquisition of Trace.  For the quarter ended June 30, 2006, depreciation and amortization expense totaled $1,881,485, an increase of $1,705,218 when compared to the same period of 2005.

Interest expense for the first six months of 2006 increased 127% to $440,225 as compared to $193,904 for the same period of 2005.  This increase is primarily due to interest expense of $382,668 incurred by Trace.  Interest expense for the quarter ended June 30, 2006 increased to $209,887, as compared to $91,356 for the same period of 2005, an increase of 130%.  This increase is primarily the result of interest expense of $186,515 incurred by Trace during the second quarter of 2006.

The Company had income applicable to common stockholders of $3,902,582, or $0.07 per share, for the six months ended June 30, 2006 as compared to a loss applicable to common stockholders of $58,764, or $(0.00) per share, for the same period of 2005.  For the three months ended June 30, 2006, the Company had income applicable to common stockholders of $1,613,949, or $0.03 per share, as compared to income applicable to common stockholders of $74,755, or $0.00 per share for the same period of 2005.

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

In two closings on December 1, and December 8, 2005, the Company completed a private placement of $30,837,500 of its common stock and warrants to purchase common stock, net of offering costs of approximately $1,860,696 and 274,050 warrants issued.  The Company sold 24,670,000 shares of its common stock at a per share price of $1.25, and warrants to purchase an additional 2,467,000 shares of common stock.  The warrants are exercisable at a price of $2.00 per share, may be exercised at any time after the date of issuance and expire five years after the date of issuance.

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

On December 30, 2005, the Company filed a registration statement on Form S-1, registering for resale the shares of common stock acquired by the selling shareholders as well as the shares of common stock to be issued upon exercise of the warrants.  In the event the registration statement is not declared effective within 150 days of the filing date or if the registration statement is unavailable for sales after the initial effectiveness, then the Company is required to pay each purchaser an amount of liquidated damages in cash equal to the aggregate purchase price of such purchaser’s securities multiplied by 2% for every thirty days that the registration statement is unavailable for sales.  Beginning with June, 2006 the Company was required to pay a total of $616,750 in liquidated damages to the purchasers for each monthly period the registration statement is not declared effective or if the registration statement is unavailable for sales after the initial effectiveness.  In March of 2006, the Company negotiated a cap on the payment of liquidated damages equal to a maximum of 10% of the aggregate purchase price of each purchasers’ securities.  As a result, liquidated damage payments would not exceed a total of $3,083,750.

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

During June 2006, the Company negotiated a waiver of liquidated damages with the holders of approximately 95% of the common stock and warrants sold to investors in the December 2005 private placement.  The Company is not obligated to pay any liquidated damages to such holders due to the registration statement not being declared effective by the SEC by July 10, 2006.  On July 7, 2006, the Company paid an aggregate of $28,501 in liquidated damages to the remaining holders of shares of common stock purchased in the 2005 private placement that did not execute a waiver of liquidated damages.  The registration statement was declared effective on July 27, 2006.  As a result, the Company was obligated to pay liquidated damages to all investors in the December private placement for the period July 11 through July 27 and to pay liquidated damages to the investors who did not agree to the waiver for the period July 1 through July 27.  On August 3, the Company paid an aggregate of $347,250 in liquidated damages for the July period.

On June 12, 2006, the Borrowers completed the closing of a new credit facility under the terms of the Credit Agreement dated as of June 8, 2006 among PNC Bank, National Association (“PNC”), as a lender and as the agent for certain other lenders, in an original amount of $24,000,000.  Under the Credit Agreement, PNC agreed to make the following credit facilities available to the Company, subject to the terms and conditions set forth in the Credit Agreement: (i) a $12,000,000 term credit facility, the proceeds of which were used primarily to pay off all of the obligations of the Company and its subsidiaries to HSBC Bank Canada, and (ii) a $12,000,000 revolving credit facility.  The Company and each of its principal subsidiaries are liable for payment of the Borrower’s obligations under the Credit Agreement.  At June 30, 2006, the Company owed $12,000,000 under the term credit facility and had no obligation due on the revolving credit facility.  Under the term credit facility, the Company is obligated to make 36 monthly principal payments of $200,000 with a final principal payment due of $4,800,000 should the Credit Agreement not be extended beyond 36 months.

On July 25, 2006, Quantum entered into an equipment lease agreement effective July 28, 2006 with CIT.  The parties entered into the lease with respect to the purchase of seismic acquisition equipment.  The term of the lease is for three years, beginning on July 28, 2006 and ending on July 28, 2009 with a purchase option at the expiration of the lease term.  Rentals under the lease total approximately $6,840,628 and are payable in 36 equal monthly payments of $190,017.46.  The first rental payment is due August 28, 2006, and the remaining payments are due on the 28th of each month until paid in full.  The Company and each of its principal subsidiaries are guarantors of Quantum’s obligations under the lease.

Net cash provided by operating activities was $9,853,161 for the first six months of 2006 and $3,093,278 for the first six months of 2005.  These amounts result from the Company’s operating results adjusted by changes in working capital and depreciation.  The increase in cash provided by operating activities in the first six months of 2006 was primarily the result of net income generated during the first six months, increased depreciation and working capital increases.

Net cash used in investing activities was $2,639,251 for the first six months of 2006 and $417,240 for the first six months of 2005.  These amounts represent capital expenditures made during the respective six month periods.  The increase in investing activities during the first six months of 2006 was primarily the result of the purchase of seismic acquisition equipment required by increased operating activity.

Net cash used in financing activities was $5,648,415 for the six months ended June 30, 2006 as compared to net cash used in financing activity of $1,448,924 for the six months ended June 30, 2005.  These totals represent the net proceeds and net payments either received or paid from the Company’s debt obligations.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements for the six-month period ended June 30, 2006 that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Critical Accounting Policies and Estimates

During the six months ended June 30, 2006 the Company implemented FASB Statement No 123 (revised 2004), Share-Based Payment (“FAS 123(R)”).  See Note 7, Stock-Based Compensation, for further discussion.  There were no other changes to the Company’s Critical Accounting Policies, as described in its Annual Report on Form 10-K, for the fiscal year ended December 31, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates.  Market risk is defined for these purposes as the potential for change in the fair value of debt instruments resulting from an adverse movement in interest rates.  As of June 30, 2006 the Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable.  The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair market value due to the short maturity of those instruments.  The carrying amount of debt reported in the consolidated balance sheets approximate fair value because, in general, the interest on the underlying instruments approximates market rates.  The Company is not a party to any hedge arrangements, commodity swap agreement or other derivative financial instruments.  The Company’s seismic acquisition and seismic data processing segments utilize foreign subsidiaries to conduct operations outside of the United States.  These operations expose the Company to market risks from changes in foreign exchange rates.  However, to date, the changes in foreign exchange have not been of a material nature.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company has performed an evaluation of the design, operation and effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2006.  Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that such disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in its reports filed or submitted under the Exchange Act within the required time period.  There have not been any changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the six months ended June 30, 2006 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

GEOKINETICS INC.

Date: August 14, 2006	/s/ David A. Johnson
David A. Johnson
President and Chief Executive Officer

Date: August 14, 2006	/s/ Thomas J. Concannon
Thomas J. Concannon
Vice President and Chief Financial Officer