Form 10-Q
period 2006-09-30
GEOKINETICS INC
filed 2006-11-14
CIK 314606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OFTHE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes    ☐                 No   ☒

At September 30, 2006, there were 53,736 shares of common stock, par value $0.01 per share, outstanding.

GEOKINETICS INC.

Geokinetics Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

ASSETS

	September 30,	December 31,
	2006	2005

ASSETS

Current assets:
Cash and cash equivalents	$22,439	$11,001
Restricted cash	709	185
Accounts receivables - trade, net	35,319	16,417
Accounts receivables - other	1,966	179
Work in progress	16,555	5,951
Prepaid expenses	4,302	1,239
Deferred charges	6,533	739
Other current assets	2,109	—
Total current assets	89,932	35,711

Property, plant and equipment, at cost	129,552	56,324
Less: Accumulated depreciation	(27,680)	(21,241)
Net property, plant and equipment	101,872	35,083

Other Assets:
Goodwill	70,071	2,699
Other intangible assets, net	5,752	1,185
Restricted cash, long-term	775	—
Other assets	605	45
Total other assets	77,203	3,929

Total assets	$269,007	$74,723

See accompanying notes to the financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2006	2005

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable and current portion of long-term debt and capital lease obligation	$159,468	$9,078
Accounts payable	21,270	12,539
Accrued liabilities	20,972	8,301
Customer deposits	4,005	375
Deferred revenue	11,279	2,831
Due to officers and stockholders	—	552
Foreign income taxes payable	1,008	—
Total current liabilities	218,002	33,676

Long term debt and capital lease obligation, net of current maturities	3,978	8,297

Deferred income tax	11,979	1,676

Other liabilities:
Warrant liability	—	6,575
Other liabilities	1,362	—
Total liabilities	235,321	50,224

Temporary equity
Unregistered common stock, $.01 par value; 24,670,000 shares issued and outstanding	—	25,648

Stockholders’ equity
Common stock, $.01 par value; 100,000,000 shares authorized, 53,736 issued and outstanding at September 30, 2006, 53,503 issued and outstanding at December 31, 2005	537	535
Additional paid-in capital	72,035	38,588
Accumulated deficit	(38,279)	(40,259)
Other comprehensive loss	(607)	(13)
Total stockholders’ equity	33,686	(1,149)

Total liabilities & stockholders’ equity	$269,007	$74,723

See accompanying notes to the financial statements.

Geokinetics Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Seismic acquisition revenue	$48,482	$14,667	$128,661	$38,988
Data processing revenue	1,930	851	4,594	3,118
Total revenues	50,412	15,518	133,255	42,106

Expenses:
Seismic acquisition operating expense	39,872	12,584	90,493	34,061
Third party expenses	1,061	—	12,909	—
Data processing operating expenses	2,359	1,513	6,097	4,828
Depreciation and amortization expense	3,608	239	7,169	627
General and administrative	4,478	693	10,532	1,911
Total expenses	51,378	15,029	127,200	41,427

(Loss) income before sale of equipment	(966)	489	6,055	679

Gain on sale of equipment	—	—	2	—

(Loss) income from operations	(966)	489	6,057	679

Other income (expense):
Interest income	115	30	308	61
Other income	—	—	—	1
Interest expense	(1,861)	(103)	(2,301)	(297)
Foreign exchange gain	4	—	4	—
Other	(91)	—	(251)	—
Total other expense	(1,833)	(73)	(2,240)	(235)

(Loss) income before taxes	(2,799)	416	3,817	444

Provision for income taxes	(877)	—	1,837	—

Net (loss) income	(1,922)	416	1,980	444

Returns to preferred stockholders:
Dividend and accretion costs	—	(43)	—	(130)
(Loss) income applicable to common stockholders	$(1,922)	$373	$1,980	$314

Earnings (loss) per common share:
Basic	$(0.36)	$0.20	$0.37	$0.17
Diluted	$(0.34)	$0.13	$0.34	$0.11

Weighted average common shares and equivalents outstanding:
Basic	5,357	1,899	5,352	1,899
Diluted	5,611	2,848	5,606	2,838

See accompanying notes to the financial statements.

Geokinetics Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005

OPERATING ACTIVITIES
Net Income	$1,980	$444
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	7,169	627
Stock-based compensation	1,184	—
Changes in operating assets and liabilities:
Accounts receivable and work in progress	(8,966)	(860)
Prepaid expenses and other assets	(3,895)	270
Accounts payable	(1,486)	3,348
Accrued liabilities and deferred revenue	(8,030)	870
Deferred income tax liability	1,016	—
Net cash (used in) provided by operating activities	(11,028)	4,699

INVESTING ACTIVITIES
Proceeds from sale of assets	40	—
Purchases of capital assets	(3,173)	(489)
Purchase of Grant Geophysical, Inc., net of cash acquired	(112,146)	—
Net cash used in investing activities	(115,279)	(489)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	12,000	—
Proceeds from issuance of short-term debt	158,062	10
Proceeds from issuance of stock	58	—
Payments on capital leases	(7,177)	(681)
Princip al paid on long-term debt	(19,401)	(1,416)
Principal paid on short-term debt	(5,585)	(293)
Net cash provided by (used in) financing activities	137,957	(2,380)

Other comprehensive loss	(212)	(20)
Net increase in cash	11,438	1,810
Cash at beginning of period	11,001	2,400
Cash at end of period	$22,439	$4,210

Supplemental disclosures related to cash flows:

Equipment totaling $6,243 and $2,255 was acquired in the first nine months of 2006 and 2005, respectively, through the issuance of capital leases.

Interest of $1,127 and $297 was paid in the first nine months of 2006 and 2005, respectively.

Income taxes of $233 were paid in the first nine months of 2006.  There were no income taxes paid in the first nine months of 2005.

See accompanying notes to the financial statements.

GEOKINETICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             Organization

Geokinetics Inc. (the “Company”), a Delaware corporation, was incorporated in 1980.  The Company is a technologically advanced provider of seismic data acquisition and high-end seismic data processing services to the oil and gas industry.  The Company has the capacity to operate up to twelve seismic crews in North America and up to eight internationally.  Capacity has been increased through the acquisitions of Trace Energy Services, Ltd. (“Trace”) in December 2005 and Grant Geophysical, Inc. (“Grant”) in September 2006.

2.             Basis of Presentation and Significant Accounting Policies

The unaudited financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to provide a fair presentation of the financial condition and results of operations for the periods presented.  All such adjustments are of a normal recurring nature.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  These financial statements should be read in conjunction with the financial statements and notes included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2005.  The results of operations for the nine months ended September 30, 2006, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2006.

The Company’s March 31, 2006, Consolidated Statement of Operations has been restated to include $11.8 million of revenues and expenses related to third party costs, associated with the acquisition of Trace.  The Company believes this presentation better reflects the requirements for the treatment of such third party costs in accordance with Emerging Issues Task Force (EITF 99-19), “Reporting Revenue Gross as a Principal versus Net as an Agent.”  For the quarter ended September 30, 2006, such third party costs amounted to $1.0 million.

On November 3, 2006, the Company completed a reverse stock split (“reverse split”) of the Company’s common stock outstanding at a ratio of one share for every ten shares (see Note 10).  All share amounts and per share amounts referred to are reflected as if the reverse split, discussed in Note 9, had been effective in the periods presented.

Certain reclassifications have been made to prior periods financial statements to conform to the current presentation.

3.             Segment Information

The following table sets forth the Company’s significant information from reportable segments:

	For the Quarter Ended September 30, 2006 (in thousands)

	Data Acquisition		Data
	North America	International	Processing	Corporate	Totals

Revenues	$39,536	$8,946	$1,930	$—	$50,412

Segment Profit (Loss)	$1,436	$872	$(522)	$(3,708)	$(1,922)

Segment Assets	$131,551	$111,835	$3,544	$22,077	$269,007

	For the Quarter Ended September 30, 2005 (in thousands)

	Data Acquisition		Data
	North America	International	Processing	Corporate	Totals

Revenues	$14,667	$—	$851	$—	$15,518

Segment Profit (Loss)	$2,050	$—	$(996)	$(319)	$735

Segment Assets	$2,993	$—	$2,687	$5,216	$10,896

	For the Nine Months Ended September 30, 2006 (in thousands)

	Data Acquisition		Data
	North America	International	Processing	Corporate	Totals

Revenues	$119,715	$8,946	$4,594	$—	$133,255

Segment Profit (Loss)	$8,582	$872	$(1,702)	$(5,772)	$1,980

Segment Assets	$131,551	$111,835	$3,544	$22,077	$269,007

	For the Nine Months Ended September 30, 2005 (in thousands)

	Data Acquisition		Data
	North America	International	Processing	Corporate	Totals

Revenues	$38,988	$—	$3,118	$—	$42,106

Segment Profit (Loss)	$4,800	$—	$(2,690)	$(833)	$1,277

Segment Assets	$2,993	$—	$2,687	$5,216	$10,896

4.             Acquisitions

Grant Geophysical, Inc.

General

On September 8, 2006, the Company completed the acquisition of all of the issued and outstanding capital shares of stock of Grant Geophysical, Inc. and its subsidiaries (“Grant”), headquartered in Houston, Texas, for $125.0 million subject to adjustment for net debt and working capital.  Through the acquisition, the Company increased the number of operational seismic data acquisition service crews and expanded its geographic coverage.  Grant has operations in the United States, Western Canada, Latin America, Africa, the Middle East, Australia/New Zealand and the Far East, performs 2D and 3D seismic surveys in the land, transition zone and shallow water environments, using both analog and digital seismic equipment for a wide range of customers exploring for oil and gas reserves.

Through Grant’s acquisition, the Company added equipment that complements and expands its operational capabilities.  Grant has long-standing relationships with its customers, which include national oil companies, major international oil companies and smaller independent E&P companies around the world.  Additionally, Grant has a very experienced senior management team with vast experience working in land, transition zone and shallow water environments around the world.  Please refer to Note 5 below for additional information related to the financing of this transaction.

Purchase Price

The Grant acquisition has been accounted for as a business combination.  Assets acquired and liabilities assumed have been recorded at their fair values as of September 8, 2006.

In accordance with the Stock Purchase Agreement, the Company completed the Grant acquisition for approximately $125.0 million of cash, subject to an adjustment for net debt and working capital.

Under business combination accounting, the total purchase price was allocated to Grant’s net tangible and identifiable intangible assets based on their estimated fair values as of September 8, 2006 as set forth below.  The allocation of the purchase price was based upon an independent appraisal of the equipment, as well as the Company’s estimates and assumptions.

The excess of the purchase price over the net book value of Grant, which is not deductible for tax purposes, totaled approximately $103.5 million.  Of this amount $30.7 million was allocated to property and equipment, $68.0 million was allocated to goodwill and $4.8 million was allocated to intangibles as detailed below.

In Thousands

Current assets	$44,221
Property, plant and equipment	61,887
Goodwill	67,971
Intangible assets	4,824
Other assets	526
Total assets acquired	$179,429

Current liabilities	$45,040
Other long-term liabilities	1,367
Deferred tax liability	9,287
Other comprehensive loss	(1,265)
Total liabilities assumed	$54,429

Purchase price	$125,000

The following table sets forth the components of intangible assets associated with the acquisition at September 8, 2006 (in thousands).

		Accumulated	Net Book
Intangible Assets	Fair Value	Amortization	Value	Useful Life

Goodwill	$67,971	N/A	$67,971	Indefinite
Data Library	2,410	37	2,373	4 years
Customer relationships	2,414	30	2,384	5 years
	$72,795	$67	$72,728

$2.4 million of the purchase price was assigned to a data library and is subject to amortization with an expected life of four years, or in accordance with sales based on internal and external sales forecasts the Company has compiled, whichever is shorter.  The fair value of intangible assets was based on an estimate of the value of data in the Company’s library.  Amortization of the intangible assets noted above will be $602,500 for each year unless sales result in this being accelerated.

$2.4 million of the purchase price was assigned to customer relationships, which represented an estimate of the fair value of the relationships of Grant with its customers. The useful life assigned to these relationships is five years.

The Company’s management is in the process of completing the identification and allocation of the purchase price for Grant among the various components of intangible assets. In addition, Grant has approximately $47.5 million and $17.0 million of U.S. and non-U.S. operating loss carryforwards, respectively, which as of the date of Grant’s purchase had a full valuation allowance applied to them.

Trace Energy Services, Ltd.

On December 1, 2005, the Company completed the acquisition of all of the issued and outstanding common shares of stock of Trace for $35 million Canadian dollars which was paid in cash or by assuming certain existing indebtedness of Trace, subject to certain adjustments, and 1,000 shares of common stock. Headquartered in Calgary, Alberta, Canada, Trace provides seismic services to exploration and production companies in the oil, gas, and mining industries, and it specializes in the acquisition of land-based seismic surveys in North America. Trace is a leader in the market for next generation full-wave (multi-component) seismic technology. Through this acquisition, the Company has and will continue to expand its business into the Canadian Arctic, California, and the Appalachian Mountain regions. Trace is the only major contractor operating in California and the largest seismic contractor operating in much of the Appalachian Mountains region. These areas provide the Company with new business opportunities as well as the potential for long-term growth within each respective market.  The acquisition of Trace is further described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

5.             Debt

Senior Subordinated Loan Agreement

On September 8, 2006, Geokinetics entered into a Senior Subordinated Loan Agreement (the “Senior Loan Agreement”) with Avista Capital Partners, L.P. and Avista Capital Partners (Offshore), L.P., as lenders.  The Senior Loan Agreement provided for an unsecured loan (the “Senior Bridge Loan”) to Geokinetics in the original principal amount of $55.0 million.  Each of Geokinetics’ principal subsidiaries, including Grant, agreed to guarantee Geokinetics’ obligations under the Senior Loan Agreement.  Upon refinancing of the Junior Loan Agreement described below, the principal balance under the Senior Loan Agreement will be exchanged to convertible preferred stock.  The Company is currently in the process of trying to refinance the Junior Loan Agreement.

The proceeds of the Senior Loan Agreement, together with the proceeds of the Junior Bridge Loan described below, were used to (i) pay the purchase price for the capital stock of Grant (as described in Note 4), (ii) repay approximately $12.0 million of Geokinetics’ indebtedness to PNC under the PNC Credit Agreement; and (iii) pay certain fees and expenses related to the Grant Acquisition.  The remainder of the proceeds of the Senior Loan Agreement and the Junior Bridge Loan (described below) were retained by Geokinetics for working capital.  The Senior Loan Agreement becomes due on September 8, 2007.

Junior Subordinated Loan Agreement

On September 8, 2006, Geokinetics Holdings, Inc. (“Borrower”), a wholly-owned subsidiary of Geokinetics, entered into a Credit Agreement (the “Junior Loan Agreement”) with Avista Capital Partners, L.P., Avista Capital Partners (Offshore), L.P., and Royal Bank of Canada, as lenders.  The Junior Loan Agreement provided for an unsecured loan (the “Junior Bridge Loan”) to the Borrower in the original principal amount of $100.0 million.  Geokinetics and each of its other principal subsidiaries, including Grant, agreed to guaranty the Borrower’s obligations under the Junior Loan Agreement.

The proceeds of the Junior Bridge Loan were used for the same purposes as the proceeds of the Senior Loan Agreement described above.  The Junior Bridge Loan becomes due on September 8, 2007. The Company is currently in the process of trying to refinance the Junior Bridge Loan with a longer term debt instrument.

Amendment of Credit Agreement

On September 8, 2006, Geokinetics and its principal subsidiaries entered into a Joinder and Amendment No. 1 to Revolving Credit, Term Loan and Security Agreement (the “First Amendment”) to that certain Revolving Credit, Term Loan and Security Agreement dated as of June 12, 2006 (the “PNC Credit Agreement”), between Geokinetics and PNC Bank, National Association (“PNC”).  Under the First Amendment, Geokinetics agreed to (i) pay approximately $12.0 million of indebtedness to PNC secured by the equipment of Geokinetics’ principal operating subsidiaries; (ii) add Grant and the domestic subsidiaries of Grant as parties to the Loan Agreement, as amended; and (iii) pledge the accounts receivable of Grant and its domestic subsidiaries and the capital stock of Grant and its wholly-owned subsidiary, Grant Geophysical (Int’l), Inc., as additional security for repayment of the remaining indebtedness of Geokinetics under the Credit Agreement, as amended.  Under the First Amendment, PNC agreed to (i) consent to Geokinetics incurring the Senior Loan Agreement and the Junior Bridge Loan, as described above; (ii) consent to Geokinetics’ acquisition of Grant; (iii) modify certain financial covenants of Geokinetics under the Credit Agreement; (iv) authorize an increased level of capital expenditures by Geokinetics and its subsidiaries during 2006 and 2007; and (v) amended the maturity date of the Credit Agreement to the earlier of (a) September 8, 2007 and (b) the date upon which any portion of the Senior Bridge Loan  is refinanced.

Capital Leases

On July 25, 2006, Quantum, a wholly-owned subsidiary of the Company, entered into an equipment lease agreement effective July 28, 2006 with CIT Group/Equipment Financing, Inc. (the “CIT lease”).  The parties entered into the lease with respect to the purchase of seismic data acquisition equipment.  The term of the lease is three years, beginning on July 28, 2006 and ending on July 28, 2009 with a purchase option at the expiration of the lease term.  Payments under the lease total approximately $6.8 million and are payable in 36 equal monthly payments of $190,017. The first rental payment was due August 28, 2006, and the remaining payments are due on the 28th of each month until paid in full.  The Company and each of its principal subsidiaries are guarantors of Quantum’s obligations under the lease.

At September 30, 2006, including the CIT lease described above, the Company had long term capital leases in the amount of $6.1 million, including $2.1 million in current maturities, with annual interest rates ranging from 8% to 14%.

The Company’s current portion of notes payable, long-term debt and capital lease obligations total $159.5 million at September 30, 2006, of which $155.5 million, which consists of the Senior Loan Agreement and the Junior Loan Agreement, is due on September 8, 2007.

The Company is in the process of refinancing $100.0 million of this debt (the Junior Loan Agreement) into a longer term debt instrument.  Upon completion of this refinancing, approximately $55.5 million of this debt (the Senior Loan Agreement) will be required to be exchanged for convertible preferred stock.  In the event this process is not successful, the Company could face liquidity problems, however management believes that there are a number of viable refinancing options.  However, there can be no assurances that the Company can refinance the above mentioned debt.

6.                    Temporary Equity, Warrants and Registration Rights Agreement

In two closings on December 1, and December 8, 2005, the Company completed a private placement of $30.8 million of its common stock and warrants to purchase common stock, net of offering costs of approximately $1.9 million and 27,405 warrants issued.  The Company sold 2,467,000 shares of its common stock at a per share price of $12.50, and warrants to purchase an additional 246,700 shares of common stock.  The warrants are exercisable at a price of $20.00 per share, may be exercised at any time and expire five years after the date of issuance.

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

The Company considered the warrant agreement to be a derivative and classified the warrants as a liability at fair value on the balance sheet at December 31, 2005.  Information regarding the valuation of the warrants is as follows:

	2005
	December 1,	December 31,
Weighted Average Fair Value of Warrants	$18.90	$24.00
Black Scholes Assumptions:
Dividend Rate	—	—
Average Risk Free Interest Rate	4.44%	4.35%
Average Volatility	159%	159%
Contractual Life in Years	5.0	4.9

As of December 31, 2005, the change in the fair value of the warrants between December 1, and December 31, was reflected as a warrant expense in the Company’s 2005 statement of operations.

As of December 31, 2005, the unregistered issued shares of common stock were classified as temporary equity due to the liquidated damages provision in the Company’s registration right agreements.

On December 30, 2005, the Company filed a registration statement on Form S-1, registering for resale the shares of common stock acquired by the selling shareholders as well as the shares of common stock to be issued upon exercise of the warrants. However since the registration statement was not declared effective within the term of 150 days of the filing date, the Company was required to pay each purchaser an amount of liquidated damages in cash equal to the aggregate purchase price of such purchaser’s securities multiplied by 2% for every thirty days that the registration statement was unavailable for sales.

In March of 2006, the Company negotiated a cap on the payment of liquidated damages and therefore, during the first quarter of 2006, the common stock and warrants were reclassified as permanent equity.

 During June 2006, the Company negotiated a waiver of liquidated damages with the holders of approximately 95% of the common stock and warrants.  Consequently, no liquidating damages were paid to such holders for the period December 31, 2005 to July 10, 2006.  An aggregate of $28,501 in liquidating damages was paid to the remaining holders of shares of common stock purchased in the 2005 private placement that did not execute a waiver of liquidating damages.

The Company paid an aggregate of $347,250 in liquidating damages to all investors in the December private placement for the period July 11 through July 27, 2006, the date when the registration statement was declared effective by the SEC.

7.             Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)” or the Statement).  FAS 123(R) requires that the compensation cost relating to stock-based payment transactions, including grants of employee stock options to be recognized in financial statements.  That cost is measured based on the fair value of the equity instruments issued.  FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition.  The Company adopted FAS 123(R) on a prospective basis beginning January 1, 2006 for stock-based compensation awards granted after that date and for unvested awards outstanding at that date using the modified prospective transition method.  The Company recognizes the fair value of stock-based compensation awards as compensation expense in its statement of operations on a straight line basis over the vesting period.

Prior to January 1, 2006, the Company accounted for stock-based compensation utilizing the intrinsic value method prescribed by Accounting Principles  Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations.  Under APB 25, no compensation expense was recognized for stock-based compensation during the first nine months of 2005.  The following pro forma information, as required by Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), presents net income and earnings per share information as if the stock options issued since March 18, 2003 were accounted for using the fair value method.  The fair value of stock options issued for each year was estimated at the date of grant using the Black-Scholes option pricing model.  The SFAS 123 pro forma information for the three and nine months ended September 30, 2005 is a follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income as reported	$372,857	$314,093
Less compensation cost determined under the fair value method	(55,413)	(166,238)
Pro forma net income	$317,444	$147,855

Basic earnings per share:
As reported	$0.20	$0.17
Pro forma	$0.17	$0.08

Diluted earnings per share:
As reported	$0.13	$0.11
Pro forma	$0.11	$0.05

The adoption of SFAS 123(R) in the first quarter of fiscal year 2006 resulted in prospective changes in the Company’s accounting for stock-based compensation awards including recording stock-based compensation expense related to stock options that became vested during the quarter on a prospective basis.  The adoption of SFAS 123(R) resulted in the recognition of compensation expense of $366,683, or $0.06 per share, in compensation costs in the Statement of Operations for the three months ended September 30, 2006 and $1.1 million or $0.20 per share for the nine month period ended September 30, 2006.  In accordance with the modified prospective transition method of SFAS 123(R), prior period amounts have not been restated to reflect the recognition of stock-based compensation costs.  The total cost related to non-vested awards not yet recognized at September 30, 2006 is approximately $1.6 million which is expected to be recognized over a weighted average of 1.28 years.

Because the Company maintained a full valuation allowance on its U.S. deferred tax assets, the Company did not recognize any tax benefit related to stock-based compensation expense for the nine months ended September 30, 2006.

The Company adopted the 2002 Stock Awards Plan (“Plan”) during March 2003, which provides for granting to directors, officers and select employees (i) incentive stock options, (ii) nonqualified stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) phantom stock awards or (vi) any combination of the foregoing.  The Plan originally provided options to purchase a total of 3,352 shares of common stock of the Company.  In November, 2005, the Company’s Board of Directors approved an amendment to the Plan which increased the number of shares of common stock available for grant from 3,352 shares to 5,582 shares and, subject to approval of such amendment at the next annual meeting of the stockholders of the Company, the Board began granting additional options under the Plan.  In September 2006, the Company’s Board of Directors approved another amendment to the Plan which increased the number of shares of common stock available for grant from 5,582 shares to 8,000 shares, and subject to approval of such amendment at the next annual meeting of the stockholders of the Company, the Board began granting additional options under the Plan.  The price at which a share of common stock may be purchased upon exercise of an incentive stock option or a nonqualified stock option is determined by the Board, but may not be less than, in the case of incentive stock options, the fair market value of common stock subject to the stock option on the date the stock option is granted.  Options are generally exercisable over a three-year period from the date of grant and the options expire generally ten years from the date of grant.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model.  Expected volatilities are based on a number of factors, including historical volatility of the Company’s stock.  The Company uses historical data to estimate option exercise and employee termination for determining the estimated forfeitures.  The Company uses the “shortcut” method described in SAB Topic 14D.2 for determining the expected life used in the valuation model.   The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  As the Company has not declared dividends since it became a public entity, no dividend yield is used in the calculation.  For the options granted during the second quarter of 2006, the following criteria was utilized: (i) an average risk free interest rate of 4.6%, (ii) an average volatility of 159% and (iii) an average contractual life of 5.9 years.  Options were exercised during the quarter ended September 30, 2006.  Option activity for the three months and nine months ended September 30, 2006 are summarized as follows:

For the quarter ended September 30, 2006:

		Weighted
	Number of Options	Average Price

Balance as of June 30, 2006	5,375	$6.50
Expired	—	—
Forfeited	(117)	2.50
Exercised	(233)	2.50
Granted	—	—
Balance as of September 30, 2006	5,025	$6.80

For the nine months ended September 30, 2006:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
	Number of Options	Average Price	Term	Intrinsic Value

Balance as of December 31, 2005	5,245	$6.10
Expired	—	—
Forfeited	(117)	2.50
Exercised	(233)	2.50
Granted	130,000	21.30
Balance as of September 30, 2006	5,025	$6.80	8.25	$5,125,624
Exercisable as of September 30, 2006	2,820	$4.60	7.84	$3,496,820

The weighted average grant date fair value of options granted during the first nine months of 2006 was $30.80  The fair value of options vested during the first nine months of 2006 totaled $186,721.

As part of the acquisition of Grant, the Company granted 1,618 shares of restricted stock to management and key employees.  Additionally, the Company granted an additional 281 shares of restricted stock as management incentives and compensation for directors serving on the Company’s Board of Directors.  On November 1, 2006, Stockholders of Geokinetics’ common stock approved an amendment to Geokinetics’ 2002 Stock Awards Plan to increase the number of shares authorized for the Plan to 8,000 shares of Common Stock.  Additionally, the Stockholders approved an amendment to Geokinetics’ Certificate of Incorporation to effect a reverse stock split of the Company’s Common Stock at a ratio of 1-for-10.  The Company recorded compensation expense of $63,768 in September, 2006, related to these restricted stock awards.

For the quarter ended September 30, 2006:

Number of Shares of
Restricted Stock

Balance as of June 30, 2006	—
Forfeited	—
Vested	—
Granted	1,879
Balance as of September 30, 2006	1,879

For the nine months ended September 30, 2006:

Number of Shares of
Restricted Stock

Balance as of December 31, 2005	—
Forfeited	—
Vested	—
Granted	1,879
Balance as of September 30, 2006	1,879

8.             Comprehensive Income

SFAS 130 “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  Comprehensive income generally represents all changes in stockholders equity (deficit) during the period except those resulting from investments by, or distributions to, stockholders.  The Company has comprehensive income related to changes in foreign currency to U.S. dollar exchange rates, which is recorded as follows (in thousands):

	Three Months Ended
	September 30
	2006	2005
Net income	$(1,922)	$416
Foreign currency translation adjustment	(1,147)	(25)
Comprehensive income	$(3,069)	$391

	Nine Months Ended
	September 30
	2006	2005
Net income	$1,980	$444
Foreign currency translation adjustment	(594)	(49)
Comprehensive income	$1,386	$395

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
(Loss) Income applicable to common Stockholders	$(1,922)	$373	$1,980	$314

Denominator:
Denominator for basic earnings (loss) per common share	5,357	1,899	5,352	1,899
Effect of dilutive securities
Employee stock options	234	116	333	106
Warrants	20	—	96	—
Convertible preferred stock	—	833	—	833
Denominator for diluted earnings (loss)	5,611	2,848	5,781	2,838

Earnings (Loss) per common share
Basic	$(0.36)	$0.20	$0.37	$0.17
Diluted	$(0.34)	$0.13	$0.34	$0.11

10.          Subsequent Events

Effective October 27, 2006, David A. Johnson, President and CEO did a cashless exercise of 1,341 incentive stock options at an exercise price of $0.60 per share.  The cashless exercise resulted in 1,293 shares of common stock being issued to Mr. Johnson.

On November 1, 2006, the Company’s stockholders approved an amendment to Geokinetics’ 2002 Stock Awards Plan to increase the number of shares authorized for the Plan to 8,000 shares of Common Stock on a pre-reverse split basis.

Additionally, the stockholders approved a reverse stock split of the Company’s common stock outstanding at a ratio of one share for every ten shares outstanding at the Company’s 2006 Annual Meeting of Stockholders held on November 1, 2006.  The Company’s Certificate of Incorporation was amended to effect the reverse split effective at 5:00 p.m. (CST) on November 3, 2006.

The Stock Purchase Agreement entered into in relation to the acquisition of Grant provided various mechanisms for the subsequent adjustment of the purchase price.  No adjustment has been agreed to at the present time, however, it is expected that an adjustment to the purchase price will occur, at which time the Company’s allocation of the purchase price may be adjusted.

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

Overview

The Company provides seismic data acquisition and high-end seismic data processing services to the oil and gas industry through its wholly-owned subsidiaries, Quantum, Trace, Grant and Geophysical Development Corporation (“GDC”).

The Company’s seismic data acquisition operations are conducted by Quantum, Trace and Grant.  Quantum was established in 1997, Trace was acquired in December 2005 and Grant was acquired in September 2006.  The Company is engaged in land-based and transition zone seismic data acquisition services on a contract basis for its customers.  The Company’s equipment is capable of collecting both 2D and 3D seismic acquisition data.  Demand for the Company’s seismic data acquisition services continues to be strong.  The Company’s combined recording capacity has now increased to over 72,000 channels and can be configured to operate as many as twenty seismic data acquisition crews depending upon customer requirements.  Most of the Company’s land and transition zone acquisition services involve 3D surveys.  During the quarter ended September 30, 2006, the Company operated six to eight seismic data acquisition crews in the U.S., up to four in Canada and up to eight internationally.  The Company believes it has sufficient work under contract to enable it to operate up to twenty seismic data acquisition crews for the remainder of fiscal 2006.  The majority of the Company’s seismic data acquisition activities during the quarter continued to take place in the Gulf Coast and Rocky Mountain regions of the U.S. as well as in western Canada.  With the acquisition of Grant on September 8, 2006, the Company now has operations in Latin America; Europe, Asia and the Middle East (EAME); and the Far East.

The seismic service industry is dependent upon the spending levels of oil and gas companies for exploration, development, exploitation and production of oil and natural gas.  These spending levels traditionally depend upon the prices of oil and natural gas.  During the past three years, the oil and natural gas industry has seen significant increases in activity resulting from continuing high commodity prices for oil and natural gas.  The Company’s seismic data acquisition segment has benefited from these increased levels of activity as well as from its reputation as a provider of high quality seismic surveys.  The Company has seen its seismic data acquisition revenues increase year over year for the past several years.  Results for the first nine months of 2006 increased from the levels attained during the same period of 2005.  These improved results are attributable to increased demand for the Company’s services, improved contract terms with the Company’s customers as well as the Company’s acquisitions of Trace and Grant.  While demand for the Company’s services continues to increase, the Company continues to experience competition in its marketplace which has prevented the Company from benefiting from significant increased pricing for its services.  The Company will continue to aggressively compete for seismic projects from both existing and prospective clients.

During the first nine months of 2006, revenues at the Company’s seismic data processing segment increased when compared to the same period of 2005, and the segment’s operating results were slightly improved when compared to the prior period.  However, the seismic data processing segment continues to operate at a significant loss.  The segment has not yet fully benefited from improving industry conditions.  The Company continues its efforts to upgrade both its technological capabilities as well as the capabilities of its professional staff.  The Company is aggressively pursuing opportunities in a wide range of geographic markets from both its United Kingdom-based subsidiary and its Houston, Texas headquarters.

Results of Operations

Revenues for the first nine months of 2006 totaled $133.3 million as compared to $42.1 million for the same period of 2005, an increase of 217%. For the three months ended September 30, 2006, revenues totaled $50.4 million, as compared to $15.5 million for the same period of 2005, an increase of 225%.  These increases in revenue are attributable primarily to the Company’s seismic data acquisition segment.  For the first nine months of 2006, seismic data acquisition revenue totaled $128.7 million as compared to $39.0 million for the same period of 2005, an increase of 230%.  This increase in seismic data acquisition revenue is primarily attributable to the Company’s acquisitions of Trace and Grant, completed in December of 2005 and September of 2006, respectively, improved contract terms, and continued strong demand for the Company’s services.  As a result of increased demand, the Company deployed a new seismic data acquisition crew in May of 2006.  The 230% increase in seismic data acquisition revenues for the first nine months of 2006 includes $80.7 million or 90%, from North America, and $8.9 million or 10% from International.  Seismic data processing revenue totaled $4.6 million at September 30, 2006 as compared to $3.1 million for the same period of 2005, an increase of 48% due to increased demand for processing of seismic data.

Operating expenses for the nine months ended September 30, 2006 totaled $109.5 million as compared to $38.9 million for the same period of 2005, an increase of 181%.  For the three months ended September 30, 2006, operating expenses totaled $43.2 million as compared to $14.1 million for the same period of 2005, an increase of 206%.  These increases in operating expenses are primarily attributable to the Company’s seismic data acquisition segment.  Seismic data acquisition operating expenses totaled $103.4 million for the first nine months of 2006 as compared to $34.1 million for the same period of 2005, an increase of 203%.  Increased operating expenses at the Company’s seismic data acquisition segment are primarily the result of the Trace and Grant operations and increased seismic data acquisition activity.  The 203% increase in seismic data acquisition operating expenses for the first nine months of 2006 includes $95.8 million, or 93%, from North America, and $7.6 million or 7% from International.  Seismic data processing operating expenses totaled $6.1 million for the three months ended September 30, 2006, as compared to $4.8 million for the same period of 2005, an increase of 27% due to increased revenues.

General and administrative expenses for the nine months ended September 30, 2006 were $10.5 million as compared to $1.9 million for the same period of 2005, an increase of 453%.

General and administrative expenses for the quarter ended September 30, 2006 totaled $4.5 million as compared to $693,000 for the same period of fiscal 2005, an increase of 543%.  These increases are the result of the Company’s acquisition of Trace, which had general and administrative expenses of $2.4 million or 22% of total general and administrative expenses for the first nine months of 2006, the acquisition of Grant which had general and administrative expenses of $718,000 or 7% of total general and administrative expenses, increases in compensation costs associated with the adoption of FAS 123(R), salary expenses associated with increased personnel levels due to the Company’s overall growth, bonus accruals under the Senior Executive Incentive Plan and costs related to the acquisition of Grant.  Total general and administrative costs related to the acquisition of Grant, which consisted primarily of advisor fees, were approximately $1.4 million for the three and nine month periods ending September 30, 2006.

Depreciation and amortization expense for the nine months ended September 30, 2006 totaled $7.2 million as compared to $627,000 for the same period of 2005, resulting in an increase of $6.6 million.  This is primarily attributable to depreciation expense of $3.1 million associated with the acquisition of Trace.  For the quarter ended September 30, 2006, depreciation and amortization expense totaled $3.6 million, an increase of $3.4 million when compared to the same period of 2005.

Interest expense for the first nine months of 2006 increased by $2.0 million to $2.3 million as compared to $297,000 for the same period of 2005.  This increase is primarily due to interest expense of $552,000 incurred by Trace and $1.1 million incurred in conjunction with the acquisition of Grant. Interest expense for the quarter ended September 30, 2006 increased to $1.9 million, as compared to $103,000 for the same period of 2005, an increase of $1.8 million. This increase is primarily the result of interest expense of $169,000 incurred by Trace, and interest expense of $1.1 million attributable to the acquisition of Grant, during the third quarter of 2006.

The Company had income applicable to common stockholders of $2.0 million , or $0.36 per share, for the nine months ended September 30, 2006 as compared to an income applicable to common stockholders of $314,000, or $0.17 per share, for the same period of 2005.  For the three months ended September 30, 2006, the Company had a loss applicable to common stockholders of $1.9 million, or ($0.36) per share as compared to income applicable to common stockholders of $373,000 or $0.20 per share for the same period of 2005.

Liquidity and Capital Resources

The Company’s primary sources of cash are cash flow generated by its seismic data acquisition and seismic data processing segments, debt and private equity transactions, equipment financing and trade credit.  The Company’s primary uses of cash are for operating expenses associated with its seismic data acquisition and seismic data processing segments and expenditures associated with upgrading and expanding the Company’s operating segment’s capital asset base.  The Company’s ability to maintain adequate cash balances is dependent upon levels of future demand for the services it provides to its customers.

Net cash used in operating activities was $11.0 million for the first nine months of 2006 compared to net cash provided by operating activities of $4.7 million for the first nine months of

2005.  These amounts result from the Company’s operating results adjusted by changes in working capital and depreciation.  The decrease in net cash provided by operating activities in the first nine months of 2006 was primarily the result of working capital adjustments in 2006.

Net cash used in investing activities was $115.3 million for the first nine months of 2006 and $489,000 for the first nine months of 2005.  These amounts represent capital expenditures made during the respective nine month period and the purchase of Grant in 2006.  The increase in net cash used in investing activities during the first nine months of 2006 was primarily the result of the purchase of seismic data acquisition equipment required by increased operating activity and the purchase of Grant in 2006.

Net cash provided by financing activities was $138.0 million for the nine months ended September 30, 2006 as compared to net cash used in financing activity of $2.4 million for the nine months ended September 30, 2005.  These totals represent the net proceeds and net payments either received or paid from the Company’s debt obligations.  The increase in net cash provided by financing activities increased primarily due to funds received under the Senior Loan Agreement and the Junior Bridge Loan, both to allow for the acquisition of Grant.

In two closings on December 1, and December 8, 2005, the Company completed a private placement of $30.8 million of its common stock and warrants to purchase common stock, net of offering costs of approximately $1.9 million and 27,405 warrants issued.  The Company sold 2,467,000 shares of its common stock at a per share price of $12.50, and warrants to purchase an additional 246,700 shares of common stock.  The warrants are exercisable at a price of $20.00 per share, may be exercised at any time and expire five years after the date of issuance.

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

The Company considered the warrant agreement to be a derivative and classified the warrants as a liability at fair value on the balance sheet at December 31, 2005.  Information regarding the valuation of the warrants is as follows:

	December 1, 2005	December 31, 2005
Weighted Average Fair Value of Warrants	$18.90	$24.00
Black Scholes Assumptions:
Dividend Rate	—	—
Average Risk Free Interest Rate	4.44%	4.35%
Average Volatility	159%	159%
Contractual Life in Years	5.0	4.9

As of December 31, 2005, the change in the fair value of the warrants between December 1, and December 31, was reflected as a warrant expense in the Company’s 2005 statement of operations.

As of December 31, 2005, the unregistered issued shares of common stock were classified as temporary equity due to the liquidated damages provision in the Company’s registration right agreements.

On December 30, 2005, the Company filed a registration statement on Form S-1, registering for resale the shares of common stock acquired by the selling shareholders as well as the shares of common stock to be issued upon exercise of the warrants, however since the registration statement was not declared effective within the term of 150 days of the filing date, the Company was required to pay each purchaser an amount of liquidated damages in cash equal to the aggregate purchase price of such purchaser’s securities multiplied by 2% for every thirty days that the registration statement was unavailable for sales.

In March of 2006, the Company negotiated a cap on the payment of liquidated damages and therefore, during the first quarter of 2006, the common stock and warrants were reclassified as permanent equity.

During June 2006, the Company negotiated a waiver of liquidated damages with the holders of approximately 95% of the common stock and warrants.  Consequently, no liquidating damages were paid to such holders for the period December 31, 2005 to July 10, 2006.  An aggregate of $28,501 in liquidating damages was paid to the remaining holders of shares of common stock purchased in the 2005 private placement that did not execute a waiver of liquidating damages.

The Company paid an aggregate of $347,250 in liquidating damages to all investors in the December private placement for the period July 11 through July 27, 2006, date when the registration statement was declared effective by the SEC.

On June 12, 2006, the Borrowers completed the closing of a new credit facility under the terms of the Credit Agreement dated as of June 8, 2006 among PNC, as a lender and as the agent for certain other lenders, in an original amount of $24.0 million.  Under the Credit Agreement, PNC agreed to make the following credit facilities available to the Company, subject to the terms and conditions set forth in the Credit Agreement: (i) a $12.0 million term credit facility, the proceeds of which were used primarily to pay off all of the obligations of the Company and its subsidiaries to HSBC Bank Canada, and (ii) a $12.0 million revolving credit facility.  The Company and each of its principal subsidiaries are liable for payment of the Borrower’s obligations under the Credit Agreement.  At September 30, 2006, the Company owed $11.6 million under the term credit facility and had no obligation due on the revolving credit facility.  On September 8, 2006, the $11.6 million due under the term credit facility was fully paid.

On July 25, 2006, Quantum, entered into an equipment lease agreement effective July 28, 2006 with CIT Group/Equipment Financing, Inc. (the “CIT” lease).  The parties entered into the lease with respect to the purchase of seismic data acquisition equipment.  The term of the lease is for three years, beginning on July 28, 2006 and ending on July 28, 2009 with a purchase option at the expiration of the lease term.  Rentals under the lease total approximately $6.8 million and are payable in 36 equal monthly payments of $190,000.  The first rental payment is due August 28, 2006, and the remaining payments are due on the 28th of each month until paid in full.  The Company and each of its principal subsidiaries are guarantors of Quantum’s obligations under the lease.

On September 8, 2006, Geokinetics entered into a Senior Subordinated Loan Agreement (the “Senior Loan Agreement”) with Avista Capital Partners, L.P. and Avista Capital Partners (Offshore), L.P., as lenders.  The Senior Loan Agreement provided for an unsecured loan (the “Senior Bridge Loan”) to Geokinetics in the original principal amount of $55.0 million.  Each of Geokinetics’ principal subsidiaries, including Grant, agreed to guarantee Geokinetics’ obligations under the Senior Loan Agreement.  The proceeds of the Senior Loan Agreement, together with the proceeds of the Junior Bridge Loan described below, were used to (i) pay the purchase price for the capital stock of Grant, (ii) repay approximately $12.0 million of Geokinetics’ indebtedness to PNC under the PNC Credit Agreement; and (iii) pay certain fees and expenses related to the Grant Acquisition.  The remainder of the proceeds of the Senior Loan Agreement and the Junior Bridge Loan were retained by Geokinetics for working capital.  The Senior Loan Agreement becomes due on September 8, 2007.

On September 8, 2006, Geokinetics Holdings, Inc. (“Borrower”), a wholly-owned subsidiary of Geokinetics, entered into a Credit Agreement (the “Junior Loan Agreement”) with Avista Capital Partners, L.P., Avista Capital Partners (Offshore), L.P., and Royal Bank of Canada, as lenders.  The Junior Loan Agreement provided for an unsecured loan (the “Junior Bridge Loan”) to the Borrower in the original principal amount of $100.0 million.  Geokinetics and each of its other principal subsidiaries, including Grant, agree to guaranty the Borrower’s obligations under the Junior Loan Agreement.  The proceeds of the Junior Bridge Loan were used for the same purposes as the proceeds of the Senior Loan Agreement described above.  The Junior Bridge Loan becomes due on September 8, 2007.

On September 8, 2006, Geokinetics and its principal subsidiaries entered into a Joinder and Amendment No. 1 to Revolving Credit, Term Loan and Security Agreement (the “First Amendment”) to that certain Revolving Credit, Term Loan and Security Agreement dated as of June 12, 2006 (the “PNC Credit Agreement”), between Geokinetics and PNC Bank, National Association (“PNC”).  Under the First Amendment, Geokinetics agreed to (i) pay approximately $12.0 million of indebtedness to PNC secured by the equipment of Geokinetics’ principal operating subsidiaries; (ii) add Grant and the domestic subsidiaries of Grant as parties to the Loan Agreement, as amended; and (iii) pledge the accounts receivable of Grant and its domestic subsidiaries and the capital stock of Grant and its wholly-owned subsidiary, Grant Geophysical (Int’l), Inc., as additional security for repayment of the remaining indebtedness of Geokinetics under the Credit Agreement, as amended.  Under the First Amendment, PNC agreed to (i) consent to Geokinetics incurring the Senior Loan Agreement and the Junior Bridge Loan; (ii) consent to Geokinetics’ acquisition of Grant; (iii) modify certain financial covenants of

Geokinetics under the Credit Agreement; (iv) authorize an increased level of capital expenditures by Geokinetics and its subsidiaries during 2006 and 2007; and (v) amended the maturity date of the Credit Agreement to the earlier of (a) September 8, 2007 and (b) the date upon which any portion of the Senior Loan Agreement  is refinanced.

The Company’s current portion of notes payable, long-term debt and capital lease obligations total $159.5 million at September 30, 2006, of which $155.5 million, which consists of the Senior Loan Agreement and the Junior Loan Agreement, is due on September 8, 2007.

The Company is in the process of refinancing $100.0 million of this debt (the Junior Loan Agreement) into a longer term debt instrument.  Upon completion of this refinancing, approximately $55.5 million of this debt (the Senior Loan Agreement) will be required to be exchanged for convertible preferred stock.  In the event this process is not successful, the Company could face liquidity problems, however management believes that there are a number of viable refinancing options.  However, there can be no assurances that the Company can refinance the above mentioned debt.

The Company believes that its current cash balances and anticipated cash flow from its seismic data acquisition and seismic data processing operations will provide sufficient liquidity to continue operations beyond 2006.  While industry conditions have improved, the Company continues to experience significant competition in its markets.  Should the Company’s current sources of liquidity not meet its operating requirements, the Company would be forced to seek outside sources of capital to meet its operating and capital requirements.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements for the nine-month period ended September 30, 2006 that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Critical Accounting Policies and Estimates

During the nine months ended September 30, 2006 the Company implemented FASB Statement No 123 (revised 2004), Share-Based Payment (“FAS 123(R)”).  See Note 7, Stock-Based Compensation, for further discussion.  There were no other changes to the Company’s Critical Accounting Policies, as described in its Annual Report on Form 10-K, for the fiscal year ended December 31, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates.  Market risk is defined for these purposes as the potential for change in the fair value of debt instruments resulting from an adverse movement in interest rates.  As of September 30, 2006, the Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable.  The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair market value due to the short maturity of those instruments.  The carrying amount of debt reported in the consolidated balance sheets approximate fair value because, in general, the interest on the underlying instruments approximates market rates.  The Company is not a party to any hedge arrangements, commodity swap agreement or other derivative financial instruments.  The Company’s seismic data acquisition and seismic data processing segments utilize foreign subsidiaries and branches to conduct operations outside of the United States.  These operations expose the Company to market risks from changes in foreign exchange rates.  To date, the changes in foreign exchange have not been of a material nature; however, with the acquisition of Grant, the Company has increased its exposure to these market risks with the addition of significant international operations.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company has performed an evaluation of the design, operation and effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2006.  Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that such disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in its reports filed or submitted under the Exchange Act within the required time period.  There have not been any changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the nine months ended September 30, 2006 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Geokinetics Inc. held its 2006 Annual Meeting of Stockholders on November 1, 2006 at 2:00 p.m. (CST) at the Omni Houston Hotel, Four Riverway, Houston, Texas 77056.  Only Geokinetics stockholders of record who owned shares of Geokinetics Common Stock at the close of business on Monday, September 18, 2006, were entitled to notice of and could vote at this Annual Meeting.  The Stockholders approved the following proposals:

1.	Election of five directors to Geokinetics’ five-member Board of Directors, each to hold office for a term of one year;

2.	An amendment to Geokinetics’ 2002 Stock Awards Plan to increase the number of shares authorized for the Plan to 8,000 shares of Common Stock on a pre-reverse split basis;

3.	A proposed amendment to Geokinetics’ Certificate of Incorporation to effect a reverse stock split of our Common Stock at a ratio of 1-for-10;

4.	The appointment of UHY, LLP as Geokinetics’ independent public accountants; and

5.	The policy for the issuance of stock as part of the compensation for Board members.

Item 6.  Exhibits

(a)                                  Exhibits filed with this report:

10.1	Employment Agreement, dated July 13, 2006 between Quantum Geophysical, Inc., a wholly owned subsidiary of Geokinetics, Inc., and Richard Miles

10.2	Employement AGreement, dated August 16, 2006 between Geokinetics, Inc. and Scott McCurdy

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOKINETICS INC.

Date: November 14, 2006	/s/ David A. Johnson
David A. Johnson
President and Chief Executive Officer

Date: November 14, 2006	/s/ Scott A. McCurdy
Scott A. McCurdy
Vice President and Chief Financial Officer