Form 10-Q/A
period 2006-09-30
GEOKINETICS INC
filed 2006-11-16
CIK 314606

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

Yes    ☐                 No   ☒

At September 30, 2006, there were 5,373,643 shares of common stock, par value $0.01 per share, outstanding.

Explanatory Note

This Quarterly Report for the quarterly period ended September 30, 2006 on Form 10-Q/A amends and supersedes the Quarterly Report for the quarterly period ended September 30, 2006 on Form 10-Q filed by Geokinetics Inc. on November 14, 2006, to consistently present share amounts as if the reverse stock split, which became effective on November 3, 2006 at a rate of one for ten shares, had been effective in all periods presented in the report.

GEOKINETICS INC.

Geokinetics Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

ASSETS

	September 30,	December 31,
	2006	2005

ASSETS

Current assets:
Cash and cash equivalents	$22,439	$11,001
Restricted cash	709	185
Accounts receivables - trade, net	35,319	16,417
Accounts receivables - other	1,966	179
Work in progress	16,555	5,951
Prepaid expenses	4,302	1,239
Deferred charges	6,533	739
Other current assets	2,109	—
Total current assets	89,932	35,711

Property, plant and equipment, at cost	129,552	56,324
Less: Accumulated depreciation	(27,680)	(21,241)
Net property, plant and equipment	101,872	35,083

Other Assets:
Goodwill	70,071	2,699
Other intangible assets, net	5,752	1,185
Restricted cash, long-term	775	—
Other assets	605	45
Total other assets	77,203	3,929

Total assets	$269,007	$74,723

See accompanying notes to the financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2006	2005

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable and current portion of long-term debt and capital lease obligation	$159,468	$9,078
Accounts payable	21,270	12,539
Accrued liabilities	20,972	8,301
Customer deposits	4,005	375
Deferred revenue	11,279	2,831
Due to officers and stockholders	—	552
Foreign income taxes payable	1,008	—
Total current liabilities	218,002	33,676

Long term debt and capital lease obligation, net of current maturities	3,978	8,297

Deferred income tax	11,979	1,676

Other liabilities:
Warrant liability	—	6,575
Other liabilities	1,362	—
Total liabilities	235,321	50,224

Temporary equity
Unregistered common stock, $.01 par value; 2,467,000 shares issued and outstanding	—	25,648

Stockholders’ equity
Common stock, $.01 par value; 100,000,000 shares authorized, 5,373,643 issued and outstanding at September 30, 2006, 5,350,309 issued and outstanding at December 31, 2005	537	535
Additional paid-in capital	72,035	38,588
Accumulated deficit	(38,279)	(40,259)
Other comprehensive loss	(607)	(13)
Total stockholders’ equity	33,686	(1,149)

Total liabilities & stockholders’ equity	$269,007	$74,723

See accompanying notes to the financial statements.

Geokinetics Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Seismic acquisition revenue	$48,482	$14,667	$128,661	$38,988
Data processing revenue	1,930	851	4,594	3,118
Total revenues	50,412	15,518	133,255	42,106

Expenses:
Seismic acquisition operating expense	39,872	12,584	90,493	34,061
Third party expenses	1,061	—	12,909	—
Data processing operating expenses	2,359	1,513	6,097	4,828
Depreciation and amortization expense	3,608	239	7,169	627
General and administrative	4,478	693	10,532	1,911
Total expenses	51,378	15,029	127,200	41,427

(Loss) income before sale of equipment	(966)	489	6,055	679

Gain on sale of equipment	—	—	2	—

(Loss) income from operations	(966)	489	6,057	679

Other income (expense):
Interest income	115	30	308	61
Other income	—	—	—	1
Interest expense	(1,861)	(103)	(2,301)	(297)
Foreign exchange gain	4	—	4	—
Other	(91)	—	(251)	—
Total other expense	(1,833)	(73)	(2,240)	(235)

(Loss) income before taxes	(2,799)	416	3,817	444

Provision for income taxes	(877)	—	1,837	—

Net (loss) income	(1,922)	416	1,980	444

Returns to preferred stockholders:
Dividend and accretion costs	—	(43)	—	(130)
(Loss) income applicable to common stockholders	$(1,922)	$373	$1,980	$314

Earnings (loss) per common share:
Basic	$(0.36)	$0.20	$0.37	$0.17
Diluted	$(0.34)	$0.13	$0.34	$0.11

Weighted average common shares and equivalents outstanding:
Basic	5,357	1,899	5,352	1,899
Diluted	5,611	2,848	5,781	2,838

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

Trace Energy Services, Ltd.

On December 1, 2005, the Company completed the acquisition of all of the issued and outstanding common shares of stock of Trace for $35 million Canadian dollars which was paid in cash or by assuming certain existing indebtedness of Trace, subject to certain adjustments, and 100,000 shares of common stock. Headquartered in Calgary, Alberta, Canada, Trace provides seismic services to exploration and production companies in the oil, gas, and mining industries, and it specializes in the acquisition of land-based seismic surveys in North America. Trace is a leader in the market for next generation full-wave (multi-component) seismic technology. Through this acquisition, the Company has and will continue to expand its business into the Canadian Arctic, California, and the Appalachian Mountain regions. Trace is the only major contractor operating in California and the largest seismic contractor operating in much of the Appalachian Mountains region. These areas provide the Company with new business opportunities as well as the potential for long-term growth within each respective market.  The acquisition of Trace is further described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

The Company’s current portion of notes payable, long-term debt and capital lease obligations total $159.5 million at September 30, 2006, of which $155.5 million, consisting of the Senior Loan Agreement and the Junior Loan Agreement, is due on September 8, 2007.

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

The adoption of SFAS 123(R) in the first quarter of fiscal year 2006 resulted in prospective changes in the Company’s accounting for stock-based compensation awards including recording stock-based compensation expense related to stock options that became vested during the quarter on a prospective basis.  The adoption of SFAS 123(R) resulted in the recognition of compensation expense of $366,683, or $0.07 per share, in compensation costs in the Statement of Operations for the three months ended September 30, 2006 and $1.1 million or $0.21 per share for the nine month period ended September 30, 2006.  In accordance with the modified prospective transition method of SFAS 123(R), prior period amounts have not been restated to reflect the recognition of stock-based compensation costs.  The total cost related to non-vested awards not yet recognized at September 30, 2006 is approximately $1.6 million which is expected to be recognized over a weighted average of 1.28 years.

Because the Company maintained a full valuation allowance on its U.S. deferred tax assets, the Company did not recognize any tax benefit related to stock-based compensation expense for the nine months ended September 30, 2006.

The Company adopted the 2002 Stock Awards Plan (“Plan”) during March 2003, which provides for granting to directors, officers and select employees (i) incentive stock options, (ii) nonqualified stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) phantom stock awards or (vi) any combination of the foregoing.  The Plan originally provided options to purchase a total of 335,156 shares of common stock of the Company.  In November, 2005, the Company’s Board of Directors approved an amendment to the Plan which increased the number of shares of common stock available for grant from 335,156 shares to 558,157 shares and, subject to approval of such amendment at the next annual meeting of the stockholders of the Company, the Board began granting additional options under the Plan.  In September 2006, the Company’s Board of Directors approved another amendment to the Plan which increased the number of shares of common stock available for grant from 558,157 shares to 800,000 shares, and subject to approval of such amendment at the next annual meeting of the stockholders of the Company, the Board began granting additional options under the Plan.  The price at which a share of common stock may be purchased upon exercise of an incentive stock option or a nonqualified stock option is determined by the Board, but may not be less than, in the case of incentive stock options, the fair market value of common stock subject to the stock option on the date the stock option is granted.  Options are generally exercisable over a three-year period from the date of grant and the options expire generally ten years from the date of grant.

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

For the quarter ended September 30, 2006:

		Weighted
	Number of Options	Average Price

Balance as of June 30, 2006	537,512	$6.50
Expired	—	—
Forfeited	(11,667)	2.50
Exercised	(23,333)	2.50
Granted	—	—
Balance as of September 30, 2006	502,512	$6.80

For the nine months ended September 30, 2006:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
	Number of Options	Average Price	Term	Intrinsic Value

Balance as of December 31, 2005	524,512	$6.10
Expired	—	—
Forfeited	(11,667)	2.50
Exercised	(23,333)	2.50
Granted	13,000	21.30
Balance as of September 30, 2006	502,512	$6.80	8.25	$5,125,624
Exercisable as of September 30, 2006	282,002	$4.60	7.84	$3,496,820

The weighted average grant date fair value of options granted during the first nine months of 2006 was $30.80  The fair value of options vested during the first nine months of 2006 totaled $186,721.

As part of the acquisition of Grant, the Company granted 159,750 shares of restricted stock to management and key employees.  Additionally, the Company granted an additional 28,121 shares of restricted stock as management incentives and compensation for directors serving on the Company’s Board of Directors.  On November 1, 2006, Stockholders of Geokinetics’ common stock approved an amendment to Geokinetics’ 2002 Stock Awards Plan to increase the number of shares authorized for the Plan to 800,000 shares of Common Stock.  Additionally, the Stockholders approved an amendment to Geokinetics’ Certificate of Incorporation to effect a reverse stock split of the Company’s Common Stock at a ratio of 1-for-10.  The Company recorded compensation expense of $63,768 or $0.01 per share in September, 2006, related to these restricted stock awards.

For the quarter ended September 30, 2006:

Number of Shares of
Restricted Stock

Balance as of June 30, 2006	—
Forfeited	—
Vested	—
Granted	187,871
Balance as of September 30, 2006	187,871

For the nine months ended September 30, 2006:

Number of Shares of
Restricted Stock

Balance as of December 31, 2005	—
Forfeited	—
Vested	—
Granted	187,871
Balance as of September 30, 2006	187,871

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
(Loss) Income applicable to common Stockholders	$(1,922)	$373	$1,980	$314

Denominator:
Denominator for basic (loss) earnings per common share	5,357	1,899	5,352	1,899
Effect of dilutive securities
Employee stock options	234	116	333	106
Warrants	20	—	96	—
Convertible preferred stock	—	833	—	833
Denominator for diluted (loss) earnings	5,611	2,848	5,781	2,838

(Loss) Earnings per common share
Basic	$(0.36)	$0.20	$0.37	$0.17
Diluted	$(0.34)	$0.13	$0.34	$0.11

10.          Subsequent Events

Effective October 27, 2006, David A. Johnson, President and CEO did a cashless exercise of 134,062 incentive stock options at an exercise price of $0.60 per share.  The cashless exercise resulted in 129,258 shares of common stock being issued to Mr. Johnson.

On November 1, 2006, the Company’s stockholders approved an amendment to Geokinetics’ 2002 Stock Awards Plan to increase the number of shares authorized for the Plan to 800,000 shares of Common Stock on a pre-reverse split basis.

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

The Company had income applicable to common stockholders of $2.0 million, or $0.37 per share, for the nine months ended September 30, 2006 as compared to an income applicable to common stockholders of $314,000, or $0.17 per share, for the same period of 2005.  For the three months ended September 30, 2006, the Company had a loss applicable to common stockholders of ($1.9) million, or ($0.36) per share as compared to income applicable to common stockholders of $373,000 or $0.20 per share for the same period of 2005.

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

The Company’s current portion of notes payable, long-term debt and capital lease obligations total $159.5 million at September 30, 2006, of which $155.5 million, consisting of the Senior Loan Agreement and the Junior Loan Agreement, is due on September 8, 2007.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Geokinetics Inc. held its 2006 Annual Meeting of Stockholders on November 1, 2006 at 2:00 p.m. (CST) at the Omni Houston Hotel, Four Riverway, Houston, Texas 77056.  Only Geokinetics stockholders of record who owned shares of Geokinetics Common Stock at the close of business on Monday, September 18, 2006, were entitled to notice of and could vote at this Annual Meeting.  The Stockholders approved the following proposals:

1.	Election of five directors to Geokinetics’ five-member Board of Directors, each to hold office for a term of one year;

2.	An amendment to Geokinetics’ 2002 Stock Awards Plan to increase the number of shares authorized for the Plan to 800,000 shares of Common Stock on a pre-reverse split basis;

3.	A proposed amendment to Geokinetics’ Certificate of Incorporation to effect a reverse stock split of our Common Stock at a ratio of 1-for-10;

4.	The appointment of UHY, LLP as Geokinetics’ independent public accountants; and

5.	The policy for the issuance of stock as part of the compensation for Board members.

Item 6.  Exhibits

(a)                                  Exhibits filed with this report:

10.1	Employment Agreement, dated July 13, 2006 between Quantum Geophysical, Inc., a wholly owned subsidiary of Geokinetics Inc., and Richard Miles

10.2	Employment Agreement, dated August 16, 2006 between Geokinetics Inc. and Scott McCurdy

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOKINETICS INC.

Date: November 16, 2006	/s/ David A. Johnson
David A. Johnson
President and Chief Executive Officer

Date: November 16, 2006	/s/ Scott A. McCurdy
Scott A. McCurdy
Vice President and Chief Financial Officer