Form 10-K
period 2006-12-31
GEOKINETICS INC
filed 2007-04-02
CIK 314606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $46,101,400 based on the closing sale price as reported on the National Association of Securities Dealers OTC Bulletin Board.

On March 27, 2007 there were 5,811,060 shares of Geokinetics Inc. common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

GEOKINETICS INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

PART I

Item 1.                        Business

Development of Current Business Operations

Geokinetics Inc. (“Geokinetics” or the “Company”) was incorporated in Delaware in January 1980. During 1994, the Company acquired certain oil and gas properties from two independent oil and gas companies located in Houston, Texas. The Company divested its interests in its oil and gas properties during 1999.

Through equipment purchases, strategic acquisitions and dispositions, including the acquisition of Trace Energy Services Ltd. (the “Trace Acquisition”) in December 2005 and Grant Geophysical Inc. (the “Grant Acquisition”) in September 2006, and the completion of a series of private equity and debt financing transactions (summarized below), the Company now has the capacity to generally operate up to 22 seismic crews worldwide, and the ability to process seismic data collected throughout the world. Crew count, configuration and location can change depending upon industry demand and requirements.

The Company believes that it is the fourth-largest global provider of seismic data acquisition services in land, marsh and swamp (“transition zone”) and shallow water environments to the oil and natural gas industry based on total worldwide crew count. Seismic data is used by oil and natural gas exploration and production (“E&P”) companies to identify and analyze drilling prospects and maximize successful drilling. The Company provides seismic data acquisition services in the Gulf Coast, Mid-Continent, California, Appalachian and Rocky Mountain regions of the United States, Western Canada, Canadian Artic, Central and South America, Africa, the Middle East, Australia/New Zealand and the Far East. The Company primarily performs three-dimensional (“3D”) seismic data surveys for customers in the oil and natural gas industry, which include many national oil companies, major international oil companies and smaller independent E&P companies. In addition, the Company performs a significant amount of work for seismic data library companies that acquire seismic data to license to E&P companies rather than for their own use. For the year ended December 31, 2005, the Company generated revenues of $62.2 million, and for the year ended December 31, 2006, the Company generated revenues of $225.2 million.

From December 2005 through December 2006, the Company completed a number of significant debt and equity placements. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” These events include the following:

•       December 1 and 8, 2005—a private placement of $30.8 million for 2,467,000 shares of its common stock and warrants to purchase up to 274,105 shares of common stock

•       June 12, 2006—$24.0 million credit facility with PNC Bank including $12.0 million term loan and $12.0 million revolving credit facility

•       September 8, 2006—$55.0 million unsecured senior bridge loan under a Senior Subordinated Loan Agreement with Avista Capital Partners, L.P. (“Avista”), Avista Capital Partners (Offshore), L.P. and Levant America, S.A.

•       September 8, 2006—$100.0 million unsecured junior bridge loan under a Junior Loan Agreement with Avista, Avista Capital Partners (Offshore), L.P. and Royal Bank of Canada

•       September 8, 2006—entered into a Joinder and Amendment No. 1 to Revolving Credit, Term Loan and Security Agreement to the PNC Credit Agreement dated as of June 12, 2006

•       December 11, 2006—entered into purchase agreement with RBC Capital Markets Corporation for the sale of an aggregate principal amount of $110.0 million of the Company’s Second Priority Senior Secured Floating Rate Notes due 2012

•       December 15, 2006—issued 228,683 shares of Series B Senior Convertible Preferred Stock, $10.00 par value (“Series B Preferred Stock”) in satisfaction of the outstanding principal and accrued interest under the Senior Loan Agreement with Avista and Avista Capital Partners (Offshore), L.P. and one other institutional investor, Levant America, S.A.

•       December 15, 2006—the Company and its principal subsidiaries entered into an Amended and Restated Credit and Security Agreement with PNC Bank National Association (“PNC”) under which PNC agreed to make available a $14.5 million revolving credit facility and a $6.5 million capital expenditures facility

Recent Developments

Floating Rate Notes

On December 15, 2006, the Company, pursuant to a Purchase Agreement with RBC Capital Markets Corporation (“RBC”) dated December 11, 2006, sold an aggregate principal amount of $110.0 million of the Company’s Floating Rate Notes. The net proceeds from such offering were approximately $105.6 million, after deducting the initial purchaser’s discounts and related offering expenses. The net proceeds from the offering were used to repay the $100.0 million senior loan and accrued interest incurred in connection with the Grant Acquisition and the remainder retained for general corporate purposes.

Issuance of Preferred Stock

On December 15, 2006, Avista, an affiliate of Avista and one other institutional investor, purchased 228,683 shares of the Company’s new Series B Preferred Stock at a price of $250.00 per share, the proceeds from which were used to repay the $55.0 million subordinated loan incurred in connection with the Grant Acquisition and capitalized and accrued interest through the date thereof.

PNC Bank, National Association Amended and Restated Credit and Security Agreement

On December 15, 2006, the Company and its principal North American subsidiaries entered into an Amended and Restated Credit and Security Agreement (the “PNC Credit Agreement”) dated December 15, 2006, with PNC. Under the PNC Credit Agreement, PNC agreed to make the following credit facilities available, subject to the terms and conditions set forth in the PNC Credit Agreement: (i) a $14.5 million revolving credit facility and (ii) a $6.5 million capital expenditures facility.

Avista Board Member

In conjunction with Avista’s investment as part of the Grant Acquisition, Avista was allowed to appoint one director to the Company’s board of directors. Avista is a private equity firm focused on the energy, healthcare and media sectors.

1-for-10 Reverse Stock Split

On November 3, 2006, the Company amended its Certificate of Incorporation to (i) effect a 1-for-10 reverse split of the Company’s outstanding shares of Common Stock, $0.01 par value (the “Reverse Stock Split”) and (ii) provide for the payment of cash in lieu of issuing any fractional shares in connection with the Reverse Stock Split. The Reverse Stock Split became effective as of the close of business on November 3, 2006.

Industry Overview

Seismic surveys enable oil and natural gas companies to determine whether subsurface conditions are favorable for finding oil and natural gas accumulations and to determine the size and structure of previously identified oil and natural gas fields. Seismic surveys consist of the acquisition and processing of two dimensional (“2D”) and 3D seismic data, which is used to produce computer-generated, graphic cross-sections, maps and 3D images of the subsurface. These resulting images are then analyzed and interpreted by geophysicists and are used by oil and natural gas companies to acquire prospective oil and natural gas drilling rights, select drilling locations on exploratory prospects and manage and develop producing reservoirs.

Seismic data is acquired by crews operating in land, transition zone and marine environments. Seismic data is generated by the propagation of sound waves near the earth’s surface by controlled sources, such as dynamite or vibration equipment. The waves radiate into the earth and are reflected back to the surface and collected by strategically positioned data collection devices known in the industry as “geophones.” This data is then input into a specialized data processing system that enhances the recorded signal by reducing noise and distortion, improving resolution and arranging the input data to produce an image of the subsurface. 3D seismic surveys collect far more information and generate significantly greater detail of the underlying reservoirs than historically used seismic methods, in particular 2D surveys.

The overall demand for seismic data and related seismic services is dependent upon spending by oil and natural gas companies for exploration, production, development and field management activities, which, in turn, is driven largely by present and expected future prices for crude oil and natural gas and the need to replenish drilling prospects and reserves. This is impacted by supply and demand, global and local events, as well as political, economic and environmental considerations.

The Company believes the following long-term industry fundamentals should benefit the Company’s operations:

•       Global economic growth.   Economic growth around the world, particularly in China and India, is generating increased energy demand and leading to higher energy prices and increased exploration and production efforts.

•       E&P capital spending.   The need to replace depleting reserves should encourage capital expenditures by the Company’s clients in exploration and production, which the Company expects will benefit the seismic services industry. E&P companies, including the national oil companies in certain countries, are under pressure to increase or replenish reserves and are looking to unconventional resource plays, transition zones, international locations and the optimization of current reserves with new technology. Seismic data acquisition services are a key component of E&P companies’ capital expenditure programs.

•       Technological development.   The application and utilization of seismic services have considerably increased over the last several years as a result of significant technological advancements, such as the move from 2D to 3D and single-component to multi-component seismic data recording and processing. Seismic services can now be applied to the entire sequence of exploration, development and production, as opposed to exploration only, allowing for a greater range of use for the Company’s services.

•       Improved economics due to higher oil and natural gas prices.   Sustained higher oil and natural gas prices and reserve replenishment requirements have increased the demand for seismic data as operators seek to re-evaluate and review prospective fields or other geological environments that were previously uneconomical to develop.

Beginning in the late 1980s, the Company believes a significant shift occurred in the seismic data acquisition market from a market which had been predominantly driven by proprietary seismic surveys to a market driven by speculative (“spec”) surveys (including multi-client surveys). This change began with marine or offshore seismic surveys, but eventually began to significantly impact land seismic surveys. The major difference between a proprietary survey and a spec survey is the seismic data acquired from a proprietary survey is owned exclusively by the customer, while seismic data acquired from a spec survey is owned by the contractor and can be resold to other customers. The Company does not conduct seismic spec surveys for its own account for later resale of the acquired data. The reduced cost which customers generally enjoy from participating in a spec survey typically offsets the loss of exclusive seismic data ownership. This fact and the general industry perception that seismic data acquisition is a “commodity” business have been reasons for the significant expansion in the use of spec surveys during that period. Most exploration companies use processing, interpretation or other in-house technology as a means of differentiation rather than acquired seismic data. The Company’s results have reflected this trend. During 2002 and 2003, the Company’s seismic data acquisition segment generated approximately 87%, or $15.1 million, of its total 2002 revenue of $17.3 million and approximately 75%, or $24.2 million, of its total 2003 revenue of $32.3 million by performing surveys for clients who provide speculative and multi-client surveys to their customers.

During 2004, the Company saw a significant change in the mix of surveys it acquired for its clients. The Company’s acquisition segment generated total 2004 revenues of approximately $39.5 million of which approximately 52%, or $20.4 million, came from the performance of proprietary surveys. This trend continued in 2005 and the Company’s acquisition segment generated revenues totaling approximately $58.2 million of which approximately 75%, or $43.8 million, came from the performance of proprietary surveys. For 2006, the Company’s acquisition segment generated revenues totaling approximately $218.0 million of which approximately 80%, or $174 million, came from the performance of proprietary surveys. The Company expects to generate a greater percentage of its total acquisition revenues from proprietary surveys during 2007. It remains unclear as to whether this movement back to proprietary surveys is a long-term trend. The Company believes the increased demand for proprietary surveys is indicative of the continuing improvement in the overall condition of the seismic survey industry.

Beginning with the deterioration of the price of oil, which occurred in mid-1998 and continued into early 1999, the seismic service industry experienced a significant downturn that negatively impacted the Company’s operating and financial results. Margins were significantly reduced, seismic data acquisition equipment was under-utilized and a number of seismic service companies experienced financial difficulties. Combined with continuing trends toward larger crews (higher channel counts) and more technologically capable equipment, it became clear that properly capitalized companies with access to lower cost of capital would have a significant advantage. Demand for the Company’s seismic data acquisition services began to improve in late 2003, with margins increasing somewhat. This trend has continued and the Company expects this increased demand to carry forward to 2007. Although demand has significantly increased, the Company has seen only a modest improvement in margins although contract terms have improved and average job size has increased substantially.

These conditions also applied to the data processing segment of the seismic industry. Margins deteriorated and the number of processing opportunities decreased. Seismic data processing companies with proprietary processing techniques, large computing infrastructure and industry recognized staffs have a significant advantage. In 2004 through 2006, the Company invested in and improved its computing infrastructure. However, demand for the services provided by the Company’s seismic data processing segment remained weak and the Company has continued to incur losses in this segment. The Company has recently seen the results from its seismic data processing segment improve slightly but the Company did incur losses of $3.0 million in 2006 in this segment and, while the Company expects improvement from this segment in 2007, there can be no assurance that it will not continue to generate losses.

Business Segments

The Company is organized into two businesses, seismic data acquisition services and seismic data processing. The Company’s seismic data acquisition services represented 97%, 94% and 91% of its total revenues and the Company’s data processing services represented 3%, 6% and 9% of total revenues in 2006, 2005 and 2004, respectively.

Seismic Data Acquisition Services

The Company’s seismic data acquisition operations are conducted by three wholly-owned subsidiaries: Quantum Geophysical, Inc. (“Quantum”), Geokinetics Exploration, Inc. (formerly Trace Energy Services, Ltd.) (“Trace”) and Grant Geophysical, Inc. (“Grant”). Quantum was established in 1997, Trace was acquired in December 2005 and Grant was acquired in September 2006. The Company engages in seismic data acquisition services in land, transition zone and shallow water environments on a contract basis for its customers. The Company’s equipment is capable of collecting 2D, 3D and multi-component seismic data. The Company has a combined recording capacity in excess of 82,000 channels that can be configured to operate up to 22 crews worldwide. Most of the Company’s seismic data acquisition services involve 3D surveys. Prior to the Grant acquisition in September 2006, the Company had the capacity to operate six seismic crews in the United States and three in Canada. The number of individuals on each crew is dependent upon the size and nature of the seismic survey requested by the customer.

On a typical land seismic survey, the seismic recording crew is supported by a surveying crew and a drilling crew. The surveying crew lays out the line locations to be recorded and identifies the sites for shot-hole placement. The drilling crew creates the holes for the explosive charges that produce the necessary acoustical impulse. A mechanical vibrating unit is used in areas where explosives are not utilized. The seismic crew lays out the geophones and recording instruments, directs shooting operations and records the acoustical signal reflected from subsurface strata. In the United States and Canada, the survey crew and drill crew are typically provided by third parties and supervised by the Company’s personnel. Outside the United States and Canada, the Company performs its own surveying and drilling. A fully staffed 3D seismic crew typically consists of at least one party manager, observer, head linesman and crew laborers. The number of individuals on each crew is dependent upon the size and nature of the seismic survey requested by the customer but can be extensive in certain parts of the world. The Company uses helicopters to assist the crews in seismic data acquisition services in circumstances where such use will reduce overall costs and improve productivity.

The Company’s contracts currently provide that the seismic data acquired by the Company is the exclusive property of the customer. For the year ended December 31, 2006 and 2005, seismic data acquisition services generated revenues of $218.0 million and $58.2 million, respectively. Of these segment revenues, for the year ended December 31, 2006, North American operations accounted for 74.2% and international operations accounted for 25.8%. As a result of the Grant acquisition, the Company expects its international operations to provide a higher percentage of segment revenue in the future.

Seismic data acquisition services contracts, whether bid or negotiated, provide for payment on either a turnkey or term (also referred to as “day-rate”) basis, or on a combination of both methods. A turnkey contract provides for a fixed fee to be paid per square mile of data acquired. Such a contract causes the Company to bear varying degrees of business interruption caused by weather delays and other hazards. The Company’s seismic data acquisition services are performed outdoors and are therefore subject to seasonality. Shorter winter days and adverse weather negatively impact the Company’s ability to provide services in certain regions. Term contracts provide for payments based on agreed rates per units of time, which may be expressed in periods ranging from days to months. This type of contract causes the customer to bear substantially all of the business interruption risks. When a combination of both turnkey and term methods is used, the risk of business interruption is shared by the Company and the customer. In either case, progress payments are usually required unless it is expected the job can be accomplished in a short period. Previously, the Company’s contracts for seismic data acquisition services have been predominantly turnkey contracts. Currently, the Company has a number of term contracts although the majority of work performed in 2006 was under turnkey contracts.

Seismic Data Processing

The Company also provides onshore and offshore proprietary seismic data processing services and a full suite of seismic interpretation products and services. The Company’s seismic data processing operations are conducted by Geophysical Development Corporation (“GDC”), a wholly-owned subsidiary. GDC, which was founded in 1981 to provide geophysical processing, interpretation, software and consultation services to the oil and gas industry, was acquired by the Company in April 1998. In August 2003, the Company established GDC UK Limited (“GDC UK”), a new subsidiary which is located in the United Kingdom. Individuals, who had previously been associated with Ensign Geophysics Limited, were retained to manage GDC UK and assist in the overall management of GDC UK.

Seismic data is processed to produce an image of the earth’s subsurface using proprietary computer software and internally developed techniques. The Company’s seismic data processing and interpretation centers in the United States and the United Kingdom process 2D and 3D seismic data acquired by the Company’s own crews as well as data acquired by other seismic data acquisition companies. The Company’s expansion into the United Kingdom in 2003 facilitated the penetration of a wider range of geographic markets, provided access to worldwide technology trends and strengthened the Company’s overall seismic and management expertise. A majority of the Company’s seismic data processing and interpretation services are performed on 3D seismic data. The Company also re-processes older seismic data using new techniques designed to enhance the quality of the data. Substantially all of the Company’s data processing services contracts are on a turnkey basis.

The seismic data processing services industry is highly technical and the technological requirements for the acquisition and processing of seismic data have increased continuously over time. Thus, the Company must continually take steps to ensure that the Company’s technological capabilities are comparable or superior to those of its competitors, whether through continuing research and development, strategic alliances with equipment manufacturers or acquisitions of technology through licenses from others. The Company has introduced several technological innovations that have become industry-standard products in the seismic data processing business, including its proprietary amplitude variation with offset (AVO) reflectivity process. Since 2004, the Company has made significant investments to upgrade its technology in the areas of pre-stack time and depth imaging and multi-component seismic data processing through technology joint ventures and proprietary developments. The Company’s Gulf of Mexico well log database and rock properties database continue to be unique products offered in the seismic data processing and interpretation services area.

Marketing

The Company’s seismic data acquisition services and seismic data processing and interpretation services are marketed from various offices around the world, including the corporate headquarters in Houston, Texas. In addition, the Company maintains offices in Canada, Central and South America, Europe, the Middle East, Australia, Asia and the Far East from which the Company markets and/or performs services.

While the Company relies upon the utilization of its personnel to make sales calls, the Company receives a significant amount of work through word-of-mouth referrals, repeat customer sales, its industry reputation and the experience and skills of its personnel.

Seismic data acquisition services and seismic data processing and interpretation services contracts are obtained either through competitive bidding, in response to invitations to bid, or by direct negotiation with a prospective customer. A significant portion of the Company’s contracts result from competitive bidding. Contracts are generally denominated in U.S. dollars and are awarded primarily on the basis of price, experience, availability, technological expertise and reputation for dependability and safety.

Customers

For the year ended December 31, 2006, the Company’s top ten customers were BP Colombia (a division of BP p.l.c.), RWE AG, Krescent Energy Company, Ecopetrol S.A., Seismic Assistants, Ltd., Petróleos e Gás de Portugal SGPS, S.A. (GALP), Western Geco, Jebco Seismic, Anadarko Petroleum Corporation, and Quicksilver Resources, Inc. Because of the nature of the Company’s contracts and customers’ projects, the Company’s largest customers can change from year to year and the largest customers in any year may not be indicative of the largest customers in any subsequent year.

Backlog

At December 31, 2006, the Company estimated its total backlog of commitments for services was approximately $311.3 million.  At December 31, 2005, the Company estimated its total backlog of commitments at approximately $165 million. It is anticipated that the majority of the backlog at December 31, 2006 will be completed in 2007 with the remaining amount to be completed in 2008. This backlog consists of written orders or commitments believed to be firm. Contracts for services are occasionally varied or modified by mutual consent and in many instances may be cancelled by the customer on short notice without penalty. As a result, the Company’s backlog as of any particular date may not be indicative of the Company’s actual operating results for any succeeding fiscal period.

Competition

The acquisition and processing of seismic data for the oil and natural gas industry are highly competitive businesses. Competition is based on the type and capability of equipment used to conduct seismic surveys and the availability of such equipment. In addition to these factors, price, experience, availability, technological expertise and dependability of a crew significantly affect a potential customer’s decision to award a contract to the Company or one of the Company’s competitors. The Company believes some of its competitors have more extensive and diversified operations and also have financial, operating and other resources substantially in excess of those available to the Company.

The Company believes that it is the fourth-largest global provider of land, transition zone and shallow water seismic data acquisition services based on total worldwide crew count. The Company’s principal competitors in the seismic data acquisition services segment include Bureau of Geophysical Prospecting (“BGP”), WesternGeco, Compagnie Générale de Géophysique-Veritas (“CGV”), Dawson Geophysical Company, Petroleum Geo-Services ASA (“PGS”), Tidelands Geophysical Company and Global Geophysical, Inc. (“Global”). In addition, in the international markets in which the Company operates, the Company competes with various smaller local competitors. The Company’s principal competitors in the seismic data processing services segment include CGV, PGS, Geotrace Technologies, Inc., GX Technology Corporation, WesternGeco and a number of smaller companies.

Regulation

The Company’s operations are subject to numerous federal, state and local laws and regulations. These laws and regulations govern various aspects of operations, including the discharge of explosive materials into the environment, requiring the removal and clean-up of materials that may harm the environment or otherwise relating to the protection of the environment and access to private and governmental land to conduct seismic surveys. The Company believes it has conducted its operations in substantial compliance with applicable laws and regulations governing its activities.

The Company’s Quality, Health, Safety and Environmental (QHSE) department is generally responsible for the Company meeting and remaining in compliance with certain regulatory requirements. The Company also has QHSE Advisors who maintain and administer the Health, Safety and Environmental programs for its field personnel. The costs of acquiring permits and remaining in compliance with environmental laws and regulations, title research, environmental studies, archeological surveys and cultured resource surveys are generally borne by the Company’s customers.

Although the costs of complying with applicable laws and regulations have historically not been material, the changing nature of such laws and regulations makes it impossible to predict the cost or impact of such laws and regulations on the Company’s future operations.

Research and Development

The Company relies on certain proprietary information, proprietary software, trade secrets and confidentiality and licensing agreements to conduct its current operations. The Company’s future success will depend, in part, on its ability to maintain and preserve its intellectual property, without infringing on the rights of any third parties. There can be no assurance that the Company will be successful in protecting its intellectual property or that its competitors will not develop technologies that are substantially equivalent or superior to the Company’s technologies. The Company is continuously working to improve its technology and operating techniques, primarily through on-the-job learning and advancement. The Company did not have a company-wide research and development program in place during the periods presented.

Employees

At December 31, 2006, the Company had approximately 3,200 employees, all of which were full-time employees. None of the Company’s employees are a party to a collective bargaining agreement. The Company considers relations with its employees to be good.

Available Information

All of the Company’s reports and materials filed with the SEC, are available through its website, http://www.geokinetics.com/secfilings.php, as soon as reasonably practical after the Company has electronically filed such material with the SEC. A copy of these materials is also available at the SEC’s Public Reference Room at 100 F. St. N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, available at http://www.sec.gov.

Item 1A.                Risk Factors

The following risk factors should be carefully considered, together with all of the other information included in this Form 10-K, including the Company’s financial statements and related notes, in evaluating the Company. If any of the following risks were actually to occur, the Company’s business, financial condition or results of operations could be materially adversely affected.

The Company depends on capital expenditures by the oil and natural gas industry, and the decline in the price of oil and natural gas or decreases in the level of such expenditures could adversely affect the Company’s operations.

Demand for the Company’s services depends upon the spending levels established by oil and natural gas companies for exploration, development, exploitation, and production of oil and natural gas. These activities depend in part on the prices of oil and natural gas. Fluctuations in these oil and natural gas activities and prices are beyond the Company’s control, can adversely affect the results of the Company’s operations, and have done so in the past.

The oil and natural gas business is fundamentally a commodity business. This means the operations and earnings of these companies may be significantly affected by changes in oil and natural gas prices. Oil and natural gas prices in turn depend on local, regional and global events or conditions that affect supply and demand for the relevant commodity. These events or conditions are generally not predictable and include, among other things:

•       levels of demand and production of oil and natural gas;

•       worldwide political, military and economic conditions;

•       weather, including seasonal patterns that affect regional energy demand as well as severe weather events that can disrupt supply;

•       levels of oil and natural gas reserves; and

•       government policies regarding exploration for and production and development of adherence by companies to OPEC quotas.

Downturns in the oil and natural gas industry have in the past adversely affected, and may in the future adversely affect, the Company’s results of operations and financial condition.

The seismic data acquisition services industry is capital intensive and sources of cash to finance the Company’s capital expenditures may not always be available.

Seismic data acquisition equipment is continually being improved with new technology. In order to remain competitive, the Company must continue to invest additional capital to maintain, upgrade and expand its seismic data acquisition capabilities. Seismic data acquisition equipment is expensive and the Company’s ability to operate and expand its business operations is dependent upon the availability of internally generated cash flow and financing alternatives. Such financing may consist of bank or commercial debt, equity or debt securities or any combination thereof. There can be no assurance that the Company will be successful in obtaining sufficient capital to upgrade and expand its current operations through cash from operations or additional financing or other transactions if and when required on terms acceptable to the Company. Due to the uncertainties surrounding the changing market for seismic services, increases in capital and technological requirements, and other matters associated with the Company’s operations, the Company is unable to estimate the amount or terms of any financing that the Company may need to acquire, upgrade and maintain seismic equipment. If the Company is unable to obtain such financing, if and when needed, the Company may be forced to curtail its business objectives, and to finance its business activities with only such internally generated funds as may then be available.

The Company’s seismic data acquisition services are often conducted in extreme weather, in difficult terrain and marine environments. As a result, these operations are subject to risks of injury to Company personnel and loss of seismic data acquisition equipment and operating in these environments can adversely affect the Company’s profitability.

The Company operates outdoors in difficult terrain and marine environments, including mountainous areas and transition zones such as beaches, swamps and marshes. The Company is exposed to and adversely affected by severe weather conditions. In December of 2006, the Company experienced a fire during the transportation of equipment and lost several pieces of field equipment. The Company expects to receive insurance proceeds to offset a majority of the cost of the equipment lost. The Company maintains insurance against the destruction of its seismic data acquisition equipment and injury to person and property that may result from its operations. However, the Company is not fully insured for all risks (including business interruption), either because such insurance is not available or because the Company elects not to obtain insurance coverage due to cost. In addition, under the Company’s turnkey contracts, the Company bears substantially all of the risk of loss due to adverse weather and operating conditions or loss of equipment. Delays due to hazardous weather and operating conditions, equipment losses or injury to Company personnel can adversely affect the Company’s profitability and results of operations.

The Company’s operating results from seismic data acquisition services can be significantly impacted from quarter to quarter due to a change in the timing of a few large jobs occurring at any one time.

The Company currently has the capacity to field up to 22 seismic data acquisition crews. However, in any given period, the Company could have idle crews which result in a significant portion of its revenues, cash flows and earnings coming from a relatively small number of crews. Additionally, due to location, service line or particular job, some of the Company’s individual crews may achieve results that are a significant percentage of consolidated operating results. Should one or more of these crews experience significant changes in timing, the Company’s financial results are subject to significant variations from period to period. Factors that may result in these changes in timing include, but are not limited to, weather, permits, customer requirements and political unrest.

Historically, the Company has been dependent on a few customers operating in a single industry; the loss of one or more customers could adversely affect its financial condition and results of operations.

The Company’s customers are engaged in the oil and natural gas drilling business throughout the world. Historically, the Company has been dependent upon a few customers for a significant portion of its revenue. For the year ended December 31, 2006 and the year ended December 31, 2005, the Company’s top ten customers collectively represented approximately 39% and 69% of total revenues, respectively. No single customer generated over 10% of the Company’s revenues in 2006. In 2005, Seitel Data, Ltd. (a division of Seitel, Inc.), Smith Production Company and Krescent Energy Company accounted for 14%, 13% and 12%, respectively. This concentration of customers may increase the Company’s overall exposure to credit risk, and customers will likely be similarly affected by changes in economic and industry conditions. The Company’s financial condition and results of operations could be materially adversely affected if one or more of its significant customers fails to pay the Company or ceases to contract for its services on terms that are favorable to the Company or at all.

The Company’s seismic data acquisition services revenues are subject to seasonal conditions and its customers’ budgeting cycles.

The Company’s seismic data acquisition services are performed outdoors and are therefore subject to seasonality. Shorter winter days and adverse weather negatively impact the Company’s ability to provide services in certain regions. Additionally, the Company has limited control over the timing of its international operations due to the extensive planning and preparation required to perform a seismic survey. The Company’s international operations have also been affected historically by the budgeting cycle of its customers, at times resulting in higher activity levels early in the year when available exploration budgets are high, and late in the year when its customers are trying to utilize their remaining budgets.

The Company’s high level of fixed costs can leave it vulnerable to downturns in revenues, which can result in losses.

Fixed costs, including costs associated with labor, depreciation and interest expense account for a substantial percentage of the Company’s costs and expenses. Accordingly, downtime or low productivity resulting from weather interruptions, reduced demand, equipment failures or other causes can result in significant losses.

The Company may not be able to make its seismic data processing and interpretation services segment a profitable business segment.

The Company’s seismic data processing and interpretation services segment continues to incur high fixed costs in relation to its revenues and has incurred losses in recent periods. The Company may not be able to make its data processing services a profitable business segment.

The Company faces intense competition in its business that could result in downward pricing pressure and the loss of market share.

Competition among seismic contractors historically has been, and likely will continue to be, intense. Competitive factors have in recent years included price, crew experience, equipment availability, technological expertise and reputation for quality and dependability. The Company also faces increasing competition from nationally-owned companies in various international jurisdictions that operate under less significant financial constraints than those the Company experiences. Many of the Company’s competitors have greater financial and other resources, more clients, greater market recognition and more established relationships and alliances in the industry than the Company does. Additionally, the seismic data acquisition services business is extremely price competitive and has a history of protracted periods of months or years where seismic contractors under financial duress bid jobs below cost and therefore adversely impact industry pricing. Competition from these and other competitors could result in downward pricing pressure and the loss of market share.

The Company relies on a limited number of key suppliers for specific seismic services and equipment.

The Company depends on a limited number of third parties to supply it with specific seismic services and equipment. The increased demand for seismic data acquisition services has decreased the supply of seismic equipment, resulting in extended delivery dates on orders of new equipment. Any delay in obtaining equipment could delay the Company’s implementation of additional crews and restrict the productivity of its existing crews, adversely affecting the Company’s business and results of operations. In addition, any adverse change in the terms of the Company’s supplier arrangements could affect its results of operations.

The profitability of many of the Company’s contracts depends significantly on its ability to perform the services without delays, which is often subject to factors beyond the Company’s control.

A significant portion of the Company’s seismic data acquisition services are performed pursuant to turnkey contracts, under which the Company is paid a fixed fee per square mile of data acquired. Turnkey contracts cause the Company to bear substantially all of the risks of business interruption caused by weather delays and other hazards. Any event that causes delay in the Company’s performance on the contract will reduce the Company’s profitability or even lead to losses.

The Company may not realize its backlog, which may lead to lower than expected revenues.

The Company’s backlog consists of written orders or commitments for its services that the Company believes to be firm. At December 31, 2006, the Company estimates its backlog for its seismic data acquisition and seismic data processing and interpretation segments was approximately $311.3 million. The Company may never realize some or all of its backlog. Contracts for services are occasionally varied or modified by mutual consent and in many instances are cancelable by the customer on short notice without penalty. As a result, the Company’s backlog as of any particular date may not be indicative of its actual revenues for any succeeding fiscal period and even if its backlog is realized, it may not be profitable.

The Company is subject to risks related to its international operations that could harm its business and results of operations.

With operations worldwide, and with 25% of its revenues or $54.8 million from its seismic data acquisition services segment for the year ended December 31, 2006 derived outside of North America, the Company’s business and results of operations are subject to various risks inherent in international operations. These risks include:

•       instability of foreign economies, governments and government-owned E&P Companies;

•       risks of war, political unrest or seizure of assets;

•       foreign exchange restrictions, laws and other policies affecting trade and investment; and

•       difficulty and cost of enforcing contracts.

The Company’s international operations have become a much larger percentage of consolidated revenue following the acquisition of Grant. The Company cannot assure that it will not be subject to material adverse developments with respect to its international operations.

The Company’s results of operations can be significantly affected by currency fluctuations.

As a company that derives a substantial amount of its revenue from sales internationally, the Company is subject to risks relating to fluctuations in currency exchange rates. Fluctuations in the exchange rate of the U.S. dollar against such other currencies have had in the past and can be expected in future periods to have a significant effect upon the Company’s results of operations. While the Company attempts to reduce the risks associated with such exchange rate fluctuations, the Company cannot assure that it will be effective in doing so or that fluctuations in the value of the currencies in which the Company operates will not materially affect its results of operations in the future.

The Company’s operations are subject to government regulation which may adversely affect its future operations.

The Company is subject to numerous federal, state and local laws and regulations that govern various aspects of its operations. These laws regulate the discharge of explosive materials into the environment, require the removal and clean-up of materials that may harm the environment and otherwise relate to the protection of the environment, and regulate access to private and governmental land to conduct seismic surveys.

Although the costs of complying with applicable laws and regulations have historically not been material, the changing nature of such laws and regulations makes it impossible to predict the cost or impact of such laws and regulations on the Company’s future operations.

If the Company does not effectively integrate the Grant acquisition, its operating results could be affected.

The Company acquired Grant in September 2006, which significantly increased the number of seismic crews it could deploy from 9 up to 20, at the time of acquisition. This substantial increase in the Company’s seismic data acquisition capacity has strained its personnel, management and processes. If the Company does not integrate Grant effectively, its profitability and results of operations could be adversely affected, management’s attention could be diverted from other responsibilities and the Company’s future growth could be curtailed.

The Company may be unable to retain and attract management and skilled and technically knowledgeable employees.

The Company’s continued success depends upon retaining and attracting highly skilled employees. A number of the Company’s employees possess many years of industry experience and are highly skilled and the Company’s inability to retain such individuals could adversely affect its ability to compete in the seismic service industry. The Company may face significant and adverse competition for such skilled personnel, particularly during periods of increased demand for seismic services. Although the Company utilizes employment agreements, stock-based compensation and other incentives to retain certain of its key employees, there is no guarantee that the Company will be able to retain its key personnel.

The Company’s common stock is currently traded on the “over the counter” (“OTC”) market, which may generally involve certain risks not present in all securities. The Company’s stock price may be volatile and may decrease in response to various factors, which could adversely affect its business and cause its stockholders to suffer significant losses.

Bulletin Board Securities are over-the-counter securities that are not part of the NASDAQ system. Bulletin Board securities trade in the “over-the-counter” OTC market and are quoted on the OTC system such as, OTC Bulletin Board (OTC BB or the Pink Sheets). Although the NASD oversees the OTCBB, the OTCBB is not part of the NASDAQ market. Market makers of Bulletin Board securities are unable to use electronic means to interact with other dealers to execute trades, which can cause delays in the time it takes to interact with the market place. Risks associated with trading bulletin board securities may include: limited availability of order information and market data, liquidity risks, and communications risks. The Company’s common stock is very illiquid and its price has been and may continue to be volatile in the indefinite future. The market price of the Company’s common stock may be influenced by many factors, some of which are beyond the Company’s control, including the risks described in this “Risk Factors” section and the following:

•       decreases in prices for oil and natural gas resulting in decreased demand for the Company’s services;

•       variations in the Company’s operating results and failure to meet expectations of investors and analysts;

•       the public’s reaction to the Company’s press releases, other public announcements and its filings with the Securities and Exchange Commission (“SEC”);

•       increases in interest rates;

•       the loss of customers;

•       competition;

•       illiquidity of the market for the Company’s common stock;

•       sales of common stock by existing stockholders; and

•       other developments affecting the Company or the financial markets.

The Company may not be approved for listing on a nationally recognized exchange and/or an active trading market may not develop to provide investors with adequate liquidity.

The Company has applied to have its common stock listed on a nationally recognized exchange. However, the Company cannot predict if it will be approved for such listing or the extent to which investor interest in the Company will lead to the development of an active trading market on a nationally recognized exchange in the Company’s shares of common stock or how liquid that market might become.

If the Company is not approved to list on a nationally recognized exchange or an active trading market does not develop, stockholders may have difficulty selling the Company’s common stock.

A majority of the Company’s voting stock is controlled by a small number of stockholders whose interests may conflict with those of other holders and consent of the holders of the Company’s Series B Preferred Stock will be required to take certain actions.

Steven A. Webster, William R. Ziegler, Maple Leaf Partners, L.P. and Avista and their respective affiliates collectively own approximately 61% of the Company’s outstanding shares of common stock. In addition, as of December 31, 2006, Avista and its affiliates own 208,622 shares of the Company’s Series B Preferred Stock. Because the holders of the Company’s Series B Preferred Stock have the right to vote on an as-converted basis with the holders of the Company’s common stock, voting together as a single class, Avista and the stockholders named above have 73% of the voting power of any matter brought for the vote of shareholders at a meeting. As a result of this ownership, these stockholders are able to decide any matter requiring the approval of holders of the Company’s common stock. Subject to the right of the holders of the Company’s Series B Preferred Stock as discussed below, such matters include the election of directors, the adoption of amendments to the Company’s certificate of incorporation and by-laws and approval of mergers or sales of substantially all of the Company’s assets.

As long as at least 55,000 shares of the Company’s Series B Preferred Stock are outstanding, the consent of the holders of a majority of the Series B Preferred Stock will be required to, among other things, make any material change to the Company’s certificate of incorporation or by-laws, declare a dividend on the Company’s common stock, increase or decrease the size of the Company board of directors or enter into a business combination. Accordingly, Avista and its affiliates presently have the ability to control these matters.

The Company has a substantial amount of debt, which could adversely affect the Company’s financial health and adversely affect the trading price of Company’s common stock.

As of December 31, 2006, the Company had approximately $117.2 million of consolidated total indebtedness outstanding and approximately $21.0 million of additional secured borrowing capacity available under its Credit Agreement.

The Company’s substantial debt could have important consequences including the following. It could:

•       increase the Company’s vulnerability to general adverse economic and industry conditions, including declines in oil and natural gas prices and declines in drilling activities;

•       require the Company to dedicate a substantial portion of its cash flow from operations to payments on its debt, thereby reducing the availability of its cash flow for operations and other purposes;

•       limit the Company’s ability to obtain additional financing for future working capital, capital expenditures, mergers and other general corporate purposes;

•       limit the Company’s flexibility in planning for, or reacting to, changes in its business and the industry in which the Company operates;

•       make the Company more vulnerable to increases in interest rates;

•       place the Company at a competitive disadvantage compared to its competitors that have less debt; and

•       have a material adverse effect on the Company if the Company fails to comply with the covenants in the indenture relating to the Floating Rate Notes or in the instruments governing its other debt.

In addition, the Company may incur substantial additional debt in the future. If new debt is added to the Company’s current debt levels, these related risks could increase.

The Company may not maintain sufficient revenues to sustain profitability or to meet its capital expenditure requirements and its financial obligations. Also, the Company may not be able to generate a sufficient amount of cash flow to meet its debt service obligations. If the Company’s cash flow and capital resources are insufficient to fund its debt service obligations and capital expenditure plans, the Company may be forced to reduce or delay scheduled expansion and capital expenditures, sell material assets or operations, obtain additional capital or restructure its debt, all of which could have an adverse effect on the trading price of the Company’s common stock.

The majority of the Company’s debt is floating rate.

The Company has $110.0 million of Floating Rate Notes outstanding. Should interest rates increase significantly, it could have a material negative impact on the Company’s results of operations.

The indentures governing the Company’s various credit agreements contain various restrictive covenants that limit management’s discretion in operating the Company’s business. In particular, these covenants limit the Company’s ability to, among other things:

•       incur additional debt, including secured debt;

•       make certain investments or pay dividends or distributions on the Company’s capital stock or purchase or redeem or retire capital stock;

•       sell assets, including capital stock of the Company’s restricted subsidiaries;

•       restrict dividends or other payments by restricted subsidiaries;

•       create liens;

•       enter into transactions with affiliates; and

•       merge or consolidate with another company.

Certain credit agreements also require the Company to maintain specified financial ratios and satisfy certain financial tests. The Company’s ability to maintain or meet such financial ratios and tests may be affected by events beyond the Company’s control, including changes in general economic and business conditions, and the Company cannot assure that it will maintain or meet such ratios and tests or that the lenders under the credit agreements will waive any failure to meet such ratios or tests.

These covenants could materially and adversely affect the Company’s ability to finance its future operations or capital needs. Furthermore, they may restrict the Company’s ability to expand, to pursue its business strategies and otherwise to conduct its business. The Company’s ability to comply with these covenants may be affected by circumstances and events beyond the Company’s control, such as prevailing economic conditions and changes in regulations, and the Company cannot provide assurance that it will be able to comply with them. A breach of these covenants could result in a default under the indenture governing the Company’s various credit agreements. If there were an event of default under the Company’s debt instruments, the affected creditors could cause all amounts borrowed under these instruments to be due and payable immediately. Additionally, if the Company fails to repay indebtedness under the credit agreements and notes when it becomes due, the lenders under the credit agreement and the trustee on behalf of the holders of the Notes could proceed against the assets which the Company has pledged as security.

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

The Company’s facilities are summarized in the table below:

Location	Owned/ Leased	Purpose/Segment	Square Feet
Houston, Texas (One Riverway)	Leased	Corporate headquarters, seismic data processing operations, North American seismic data acquisition operations	18,500
Houston, Texas (Old Katy Rd.)	Leased	Finance and accounting; international seismic data acquisition operations	12,500
Houston, Texas (Barker Springs)	Leased	Warehouse facilities	6,564
Brookshire, Texas	Owned	Maintenance facility for North American seismic data acquisition operations	6,600
Midland, Texas	Leased	North American seismic data acquisition operations, maintenance facility	7,642
Denver, Colorado	Leased	North American seismic data acquisition operations	600
Old Woking, Surrey, the United Kingdom	Leased	GDC UK seismic data processing operations	880
Calgary, Alberta, Canada	Leased	North American seismic data acquisition operations, maintenance facility	30,272
Brisbane, Australia	Leased	International seismic data acquisition operations	258
Dhaka, Bangladesh	Leased	International seismic data acquisition operations	12,000
Rio de Janeiro, Brazil	Leased	International seismic data acquisition operations	4,088
Bogota, Colombia	Leased	International seismic data acquisition operations	3,228
Yopal, Colombia	Owned	Warehouse facility	16,140
Quito, Ecuador	Leased	International seismic data acquisition operations	215
Cairo, Egypt	Leased	International seismic data acquisition operations	2,475
Jakarta, Indonesia	Leased	International seismic data acquisition operations	1,041
Lima, Peru	Leased	International seismic data acquisition operations	1,280
Singapore, Singapore	Leased	International seismic data acquisition operations	4,648
Abu Dhabi, United Arab Emirates	Leased	International seismic data acquisition operations	323
Dubai, United Arab Emirates	Leased	International seismic data acquisition operations	5,972
Caracas, Venezuela	Leased	International seismic data acquisition operations	1,614
El Tigre, Venezuela	Leased	International seismic data acquisition operations	6,458

Item 3.                        Legal Proceedings

Neither the Company nor any of its subsidiaries is a party to any pending legal proceedings other than certain routine litigation that is incidental to the Company’s business and that the Company believes is unlikely to materially impact the Company. Moreover, the Company is not aware of any such legal proceedings that are contemplated by governmental authorities with respect to the Company, any of its subsidiaries, or any of their respective properties that the Company believes would have a material impact to the Company’s financial position or results of operation.

Item 4.                        Submission of Matters to a Vote of Security Holders

The Company held its 2006 Annual Meeting of Stockholders on November 1, 2006 at 2:00 p.m. (CST) at the Omni Houston Hotel, Four Riverway, Houston, Texas 77056. Only stockholders of record who owned shares of the Company’s Common Stock at the close of business on Monday, September 18, 2006, were entitled to notice of and could vote at this Annual Meeting. The Stockholders approved the following proposals:

1.                Election of five directors to the Company’s five-member Board of Directors, each to hold office for a term of one year;

2.                An amendment to the Company’s 2002 Stock Awards Plan to increase the number of shares authorized for the Plan to 800,000 shares of Common Stock on a post-reverse split basis;

3.                A proposed amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of its Common Stock at a ratio of 1-for-10;

4.                The appointment of UHY LLP as the Company’s independent registered public accounting firm; and

5.                The policy for the issuance of stock as part of the compensation for Board members.

PROPOSAL 1—ELECTION OF DIRECTORS

The following incumbent directors stood for re-election:

Name	Position	Director Since
William R. Ziegler	Chairman (non-executive) (since February 2, 1999 and Director)	1997
David A. Johnson	President, Chief Executive Officer and Director	2003
Christopher M. Harte	Director	1997
Steven A. Webster	Director	1997
Gary M. Pittman	Director	2006

The results of the vote were as follows:

Name	For	Withheld
William R. Ziegler	33,599,211	9,729
David A. Johnson	33,598,211	10,729
Christopher M. Harte	33,599,211	9,729
Steven A. Webster	33,599,201	9,739
Gary M. Pittman	33,598,601	10,339

PROPOSAL 2—APPROVAL OF AMENDMENT OF GEOKINETICS’ 2002 STOCK AWARDS PLAN

On September 6, 2006, the Board approved a resolution to increase the total number of shares of Common Stock subject to the 2002 Plan to a total of 800,000 shares (on a post-Reverse Stock Split basis), subject to stockholder approval.

The results of the vote were as follows:

For	Against	Abstain
33,323,481	14,622	528

PROPOSAL 3—APPROVAL OF A 1-FOR-10 REVERSE STOCK SPLIT

The Board recommended an amendment to the Company’s Certificate of Incorporation to (i) effect a 1-for-10 Reverse Stock Split of Geokinetics’ outstanding shares of Common Stock and (ii) provide for the payment of cash in lieu of issuing any fractional shares in connection with the Reverse Stock Split.

The results of the vote were as follows:

For	Against	Abstain
33,587,971	20,451	518

PROPOSAL 4—APPROVAL OF THE APPOINTMENT OF GEOKINETICS’ INDEPENDENT PUBLIC ACCOUNTANTS

Subject to the approval of the stockholders, on September 18, 2006, the Board appointed the firm of UHY LLP, independent certified public accountants, to examine Geokinetics’ consolidated financial statements for the fiscal year ending December 31, 2006.

The results of the vote were as follows:

For	Against	Abstain
33,601,402	6,525	513

PROPOSAL 5—APPROVAL OF A POLICY FOR THE ISSUANCE OF STOCK AS PART OF THE COMPENSATION FOR BOARD MEMBERS

On September 6, 2006, subject to stockholder approval, the Board adopted a policy effective from May 17, 2006, under which each incumbent non-employee director receives an annual retainer of $15,000, with an additional stipend of $15,000 for the Chairman, $7,500 for the Chairman of the Audit Committee and $5,000 for the Chairman of the Compensation Committee. Each director is also entitled to receive $1,000 per Board meeting attended and $250 per committee meeting attended in person or by telephone.

Additionally, each incumbent non-employee director is entitled to receive a single $50,000 grant of restricted stock based on the fair market value of Geokinetics’ stock at the close of business on September 6, 2006.

The results of the vote were as follows:

For	Against	Abstain
33,326,838	11,276	17

PART II

Item 5.                        Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock, $.01 par value per share, is traded on the NASDAQ OTC Bulletin Board under the trading symbol “GKNT.” As of December 31, 2006, the Company had 56 stockholders of record, however, since many shares may be held by investors in nominee names such as the name of their broker or their broker’s nominee, the number of record holders often bears little relationship to the number of beneficial owners of the common stock.

Additionally, at the Company’s 2006 Annual Meeting of Stockholders held on November 1, 2006, the stockholders approved a reverse stock split of the Company’s common stock outstanding at a ratio of one share for every ten shares outstanding. On November 3, 2006, the Company’s Certificate of Incorporation was amended to (i) effect a 1-for-10 reverse split of its outstanding shares of Common Stock, $0.01 par value (the “Reverse Stock Split”) and (ii) provide for the payment of cash in lieu of issuing any fractional shares in connection with the Reverse Stock Split. The Reverse Stock Split became effective as of the close of business on November 3, 2006.

The following table sets forth the high and low closing bid for the common stock during the Company’s most recent fiscal quarter and its last two fiscal years as reported by the National Association of Security Dealers on the NASDAQ OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low
March 31, 2005	$58.00	$7.00
June 30, 2005	27.50	18.50
September 30, 2005	22.50	15.70
December 31, 2005	26.00	16.50
March 31, 2006	43.50	23.00
June 30, 2006	60.00	32.00
September 30, 2006	37.50	12.50
December 31, 2006	32.47	16.00

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

The Company has completed equity and debt financing transactions described in this report under the caption, “Certain Relationships and Related Transactions—Other Transactions” and believes each of such transactions was exempt from registration pursuant to Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2006, the Company’s equity compensation plan approved by security holders consisted of (i) 316,450 shares of common stock reserved for issuance upon the exercise of outstanding options with a weighted average exercise price of $9.58 per share and (ii) 189,900 shares of restricted stock. As of December 31, 2006, there were 62,588 shares of common stock remaining available for future issuance under the equity compensation plan approved by shareholders.

Item 6.                        Selected Financial Data

The following selected financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and with the Company’s consolidated financial statements and related notes included in Item 8 “Financial Statements and Supplementary Data.”

Selected Financial Data

	Year Ended December 31,
	2006(1)	2005(2)	2004	2003		2002
	(In thousands, except per share data)
Net operating revenues	$225,183	$62,175	$43,145	$35,949		$22,705
(Loss) income from continuing operations	(4,176)	(1,922)	(441)	81,862	(3)	(13,934)
(Loss) income applicable to common stockholders	(4,382)	(2,081)	(2,956)	81,862	(3)	(13,934)
(Loss) income per common share	(0.81)	(0.95)	(1.56)	43.10		(7.34)
Total assets	299,633	74,723	11,577	14,420		7,374
Long-term debt and capital leases, net of current portion	113,617	8,297	2,504	4,156		70,074
Current portion of long-term debt and capital lease obligations	3,552	9,078	2,378	2,330		17,078
Redeemable preferred stock	56,077	—	2,398	—		—

(1)          Includes operating results of Grant Geophysical Inc. since September 8, 2006.

(2)          Includes one month of operating results of Trace Energy Services Ltd.

(3)          Includes gain on financial restructuring of $83,831. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation”—Results of Operations for Year Ended December 31, 2004 compared to 2003.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operation

General

The Company believes that it is the fourth-largest global provider of seismic data acquisition services in land, transition zone and shallow water environments to the oil and natural gas industry based on total worldwide crew count. Seismic data is used by oil and natural gas E&P companies to identify and analyze drilling prospects and maximize successful drilling. The Company provides its seismic data acquisition services in the Gulf Coast, Mid-Continent, California, Appalachian and Rocky Mountain regions of the United States, Western Canada, Canadian Arctic, Central and South America, Africa, the Middle East, Australia/New Zealand and the Far East. The Company primarily performs 3D seismic data surveys for customers in the oil and natural gas industry, which include many national oil companies, major international oil companies and smaller independent E&P companies operating in land, transition zone and shallow water environments. In addition, the Company performs a significant amount of work for seismic data library companies that are acquiring the data to license it to E&P companies rather than for their own use.

The seismic services industry is dependent upon the spending levels of oil and natural gas companies for exploration, development, exploitation and production of oil and natural gas. These spending levels depend upon the prices of oil and natural gas. During the past three years, the oil and natural gas industry has seen significant increases in activity resulting from continuing high commodity prices for oil and natural gas. The Company’s seismic data acquisition services segment has benefited from these increased levels of activity, as well as from its reputation as a provider of high-quality seismic surveys. The Company has seen its seismic data acquisition services revenues and results of operations improve year over year for the past several years and in the year ended December 31, 2006 as a result of increased demand for its services, improved contract terms with its customers as well as the Trace and Grant acquisitions. While demand for the Company’s services continues to increase, the Company will continue to experience competition in the marketplace which has prevented it from benefiting from significant increased pricing for its services. The Company will continue to aggressively compete for seismic projects from both existing and prospective customers.

The Company’s seismic data acquisition services are often performed in extreme weather, difficult terrain and under other hazardous conditions. The environments in which the Company operates vary significantly from very benign flat plains to very difficult heavy jungle areas, high mountains and transition zone areas. As a result, these activities are subject to risks of injury to Company personnel and loss of seismic data acquisition equipment. The Company maintains insurance against the destruction of its seismic data acquisition equipment and injury to person and property that may result from its operations, and considers the amount of such insurance to be adequate. However, the Company is not fully insured for all risks (including business interruption), either because such insurance is not available or because the Company elects not to obtain insurance coverage due to cost.

The Company’s seismic data acquisition services are performed outdoors and are therefore subject to seasonality. Shorter winter days and adverse weather negatively impact the Company’s ability to provide services in certain regions. In order to minimize the effect of seasonality on its operations, the Company has diversified its operations geographically allowing its highly mobile equipment to be moved between regions and countries. Fixed costs, including costs associated with labor, depreciation and interest expense, account for a substantial percentage of its costs and expenses. Accordingly, downtime or low productivity resulting from weather interruptions (including hurricanes like Hurricane Rita and Katrina in September 2005), reduced demand, equipment failures or other causes can result in significant operating losses. During September 2005, the Company believes it lost 10 days of seismic recording time as a result of delays caused by Hurricane Rita.

The Company has limited control over the timing of its international operations due to the extensive planning and preparation required to perform a seismic survey. With diverse operations, the Company’s crews can be subject to significant downtime, which can negatively affect its performance during a certain period. The Company’s international operations have also been affected historically by the budgeting cycle of its customers, at times resulting in higher activity levels early in the year when exploration budgets are high, and late in the year when its customers are trying to utilize their remaining budgets.

The Company operates in various countries, which exposes the Company to political and social risks and are subject to varying legal regimes and environmental restrictions. These risks include:

•       instability of foreign economies, governments and government-owned E&P Companies;

•       risks of war, political unrest or seizure of assets; and

•       foreign exchange restrictions, laws and other policies affecting trade and investment.

Grant Acquisition

On September 8, 2006, the Company completed the acquisition of all of the issued and outstanding capital stock of Grant, which added international seismic data acquisition services to its business, for $125.0 million in cash, subject to adjustments for net debt and working capital. The purchase of Grant was funded from the proceeds of a $55.0 million subordinated loan from Avista, an affiliate of Avista and one other institutional investor and a $100.0 million senior loan from Royal Bank of Canada, as administrative agent and lender, and Avista in connection with this acquisition. The Company used approximately $125.0 million for the purchase of Grant, $11.6 million of proceeds from such loans to pay existing indebtedness, approximately $4.0 million for the payment of fees and expenses incurred in connection with such loans and the remainder for working capital.

Grant performs 2D and 3D seismic surveys in the land, transition zone and shallow water environments in the United States, Western Canada, Central and South America, Africa, the Middle East, Australia/New Zealand and the Far East, using both analog and digital seismic equipment for a wide range of customers exploring for oil and natural gas reserves. Through the Grant acquisition, the Company also added equipment that complemented and expanded its operational capabilities. As a result of the Grant acquisition, a substantial portion of the Company’s revenues from seismic data acquisition services are now sourced from international operations. Grant has long-standing relationships with its customers, which include national oil companies, major international oil companies and smaller, independent E&P companies around the world. Additionally, Grant has a very experienced senior management team with vast international experience working in land, transition zone and shallow water environments.

Trace Acquisition

On December 1, 2005, the Company completed the acquisition of all of the issued and outstanding common shares of stock of Trace for Canadian $35.0 million, subject to certain adjustments, which the Company paid in cash and common stock. The Company financed a significant portion of the cash portion of the purchase price through the sale of its common stock and warrants to purchase its common stock in a Private Investment in Public Equity (“PIPE”) offering for aggregate net proceeds of $30.8 million.

Headquartered in Alberta, Canada, Trace provides seismic services to exploration and production companies in the oil and natural gas industry, and it specializes in the acquisition of land-based seismic surveys in North America. Trace is a leader in the market for next generation full-wave (multi-component) seismic technology. Through this acquisition, the Company expanded its business into the Canadian Arctic, California and the Appalachian Mountain region and increased its use of next generation full-wave (multi-component) seismic technology. Trace is the only major contractor operating in California and the largest seismic contractor operating in the Appalachian Mountains region. These areas provide the

Company with new business opportunities as well as the potential for long-term growth within each respective market. On November 27, 2006, Trace changed its registered name to Geokinetics Exploration Inc.

Results of Operations

Results of Operations for Year Ended December 31, 2006 compared to 2005

Revenues for the twelve months ended December 31, 2006 totaled $225.2 million as compared to $62.2 million for the same period of 2005, an increase of 262%. This increase in revenue is attributable primarily to the Company’s seismic data acquisition segment. For the twelve months ended December 31, 2006, seismic data acquisition revenue totaled $218.0 million as compared to $58.2 million for the same period of 2005, an increase of 275%. This increase in seismic data acquisition revenue is primarily attributable to the Company’s acquisitions of Trace and Grant, completed in December of 2005 and September of 2006, respectively, improved contract terms, and continued strong demand for the Company’s services. As a result of increased demand, the Company deployed a new seismic data acquisition crew in May of 2006. The 275% increase in seismic data acquisition revenues for the twelve months ended December 31, 2006 includes $163.2 million or 72%, from North America, and $54.8 million or 25% from International. Seismic data processing revenue totaled $7.2 million at December 31, 2006 as compared to $4.0 million for the same period of 2005, an increase of 80% due to increased demand for processing of seismic data. The Company continues to experience significant competition in both its operating segments.

Seismic acquisition and data processing operating expenses for the twelve months ended December 31, 2006 totaled $185.8 million as compared to $57.4 million for the same period of 2005, an increase of 224%. This increase in operating expenses is primarily attributable to the Company’s seismic data acquisition segment. Seismic data acquisition operating expenses totaled $177.0 million for the twelve months ended December 31, 2006 as compared to $51.0 million for the same period of 2005, an increase of 247%. Increased operating expenses at the Company’s seismic data acquisition segment are primarily the result of the addition of the Trace and Grant operations and increased seismic data acquisition activity. The 247% increase in seismic data acquisition operating expenses for the twelve months ended December 31, 2006 includes $129.8 million, or 73%, from North America, and $47.2 million, or 27% from International. Operating expenses for fiscal 2006 include nearly four months of Grant’s operating expenses (totaling $52.3 million). Seismic data processing operating expenses totaled $8.8 million for the twelve months ended December 31, 2006, as compared to $6.3 million for the same period of 2005, an increase of 40% due to increased revenues. Operating expenses increased at the Company’s seismic data processing segment primarily due to increased levels of activity as well as costs associated with the upgrading of the segment’s professional staff.

General and administrative expenses for the twelve months ended December 31, 2006 were $17.5 million as compared to $3.4 million for the same period of 2005, an increase of $14.1 million. This increase is the result of the Company’s acquisition of Trace, which had general and administrative expenses of $3.3 million or 18.9% of total general and administrative expenses for the twelve months ended December 31, 2006, the acquisition of Grant which had general and administrative expenses of $3.9 million or 22% of total general and administrative expenses, increases in compensation costs associated with the adoption of FAS 123(R), salary expenses associated with increased personnel levels due to the Company’s overall growth and integration efforts, bonus accruals under the Senior Executive Incentive Plan and costs related to the acquisition of Grant. Total general and administrative costs related to the acquisition of Grant, which consisted primarily of advisor fees, were approximately $1.4 million for year ended December 31, 2006.

Depreciation and amortization expense for the twelve months ended December 31, 2006 totaled $13.0 million as compared to $1.5 million for the same period of 2005, an increase of $11.5 million. This is primarily attributable to depreciation expense of $3.1 million associated with the acquisition of Trace and $5.5 million associated with the acquisition of Grant. The Company incurred capital expenditures of $32.7 million in 2006 as compared to $4.6 million in 2005.

Interest expense (net of interest income) for the twelve months of 2006 increased by $10.5 million to $10.8 million as compared to approximately $358,000 for the same period of 2005. This increase is primarily due to interest expense related to the bridge loans used to purchase Grant and the Senior Notes.

The Company had a loss applicable to common stockholders of $4.4 million, or ($0.81) per share, for the twelve months ended December 31, 2006 as compared to loss applicable to common stockholders of $2.1 million, or ($0. 95) per share, for the same period of 2005. The increase in the Company’s loss applicable to common stockholders of $2.3 million is primarily due to costs incurred to acquire Grant of $1.4 million and increased interest expense (including approximately $3.9 million of debt issuance costs fully expensed due to the early termination of the Junior Bridge Loan and the Senior Bridge Loan) and preferred dividends partially offset by increased profitability resulting from the Grant and Trace acquisitions and increased demand.

Results of Operations for Year Ended December 31, 2005 compared to 2004

Revenues for the twelve months ended December 31, 2005 totaled $62.2 million as compared to $43.1 million for the same period of 2004, an increase of 44%. This increase in revenues is primarily attributable to the Company’s seismic data acquisition segment. Seismic data acquisition revenue totaled $58.2 million as compared to $39.5 million for 2004, an increase of 47%. The Company’s 2005 revenues include one month of revenues of Trace totaling $5.3 million. Seismic data processing revenues totaled $4.0 million for the twelve months ended December 31, 2005 as compared to $3.7 million for the same period of 2004, an increase of 9%. The Company continues to experience significant competition in both its operating segments.

During the third quarter of 2005, the Gulf Coast region of the United States was directly impacted by Hurricanes Katrina and Rita. The Company did not sustain any material equipment damage as a consequence of Hurricane Rita, which enabled the Company to maintain its ongoing operations subsequent to the natural disaster. However, the Company had one seismic data acquisition crew that was operating in an area directly impacted by Hurricane Rita. At the end of the third quarter, this seismic data acquisition crew lost approximately ten days of recording activity. Startup operations on another project in the immediate area were also curtailed for the last ten days of the quarter due to Hurricane Rita. The Company estimates that the negative impact on its third quarter revenues as a result of Hurricane Rita was approximately $900,000.

Seismic acquisition and data processing operating expenses for the twelve months ended December 31, 2005 totaled $57.4 million as compared to $40.0 million for the same period of 2004, an increase of 44%. These increases are primarily the result of increased activity at both of the Company’s operating segments. Seismic data acquisition operating expenses for 2005 increased 49% to $51.0 million from $34.3 million for the same period of 2004. For the twelve months ended December 31, 2005, seismic data processing operating expenses totaled $6.3 million as compared to $5.6 million for the same period of 2004, an increase of 13%. Increased operating expenses at the seismic data acquisition segment resulted primarily from increased activity and the fielding of a third crew. Operating expenses increased at the Company’s seismic data processing segment primarily due to increased levels of activity as well as costs associated with the upgrading of the segment’s professional staff. Operating expenses for fiscal 2005 include one month of Trace’s operating expenses (totaling $4.1 million).

General and administrative expenses for the twelve months ended December 31, 2005 was $3.4 million as compared to $2.4 million for the same period of 2004, an increase of 44%. Increases in general and administrative expenses are primarily attributable to personnel costs, increases in employee health insurance premiums and increased audit and accounting fees. The Company’s 2005 general and administrative expenses include one month of Trace activities (totaling approximately $329,000).

Depreciation and amortization expenses for the twelve months ended December 31, 2005 totaled $1.5 million as compared to $851,000 for the same period of 2004, an increase of 74%. This increase is primarily the result of the addition of new equipment at both operating segments as well as the addition of one month’s activity for Trace totaling approximately $366,000.

In conjunction with the Trace acquisition the Company obtained a market value appraisal of its seismic data acquisition equipment. At the time of the appraisal, a significant portion of the Company’s seismic data acquisition equipment had been in operation for approximately eight years and most of this equipment had been fully depreciated. However, the market value appraisal of the Company’s seismic data acquisition equipment indicated it still had significant value. The Company anticipates the equipment’s continued use for a minimum of several additional years. Given these factors, the Company concluded that its previous estimates concerning estimated lives and residual values were too conservative. As of December 1, 2005, the Company revised the estimated lives assigned to its primary seismic data acquisition equipment from five years to ten years and also revised its estimate of residual value on this equipment from zero to ten percent. These changes in estimates resulted in a reduction of approximately $33,000 in depreciation expense in the Company’s December 31, 2005 financial statements. If the changes had been made effective January 1, 2005, the changes would have resulted in a reduction of approximately $400,000 in depreciation expense for the fiscal year ended December 31, 2005. The Company anticipates significant increases in depreciation expense in future periods partially as a result of the carrying value of the depreciable assets in the Trace acquisition.

Interest expense (net of interest income) for the twelve months ended December 31, 2005 decreased 14% to approximately $358,000 as compared to approximately $415,000 for the same period of 2004. This decrease was primarily due to the continuing reduction, excluding Trace, in the balances of the Company’s long-term debt and GeoLease liability. Trace interest expense for the month of December totaled approximately $68,000.

The Company had a loss applicable to common stockholders of $2.1 million, or $(0. 95) per share, for the twelve months ended December 31, 2005 as compared to a loss applicable to common stockholders of $3.0 million, or $(1.56) per share, for the same period of 2004. The reduction in the Company’s loss applicable to common stockholders of 30% is primarily due to an increase in operating profits at its seismic data acquisition segment, the recognition in 2004 of a $2.5 million beneficial conversion charge offset by a warrant expense of $1.4 million incurred in 2005 in connection with the Company’s December 2005 private placement.

Inflation and Price Changes

The Company does not believe that inflation has had a significant effect on its business, financial condition, or results of operations during the most recent three years.

Liquidity and Capital Resources

The Company’s primary sources of cash are cash flow generated by its seismic data acquisition and seismic data processing segments, debt and equity transactions, equipment financing and trade credit. The Company’s primary uses of cash are for operating expenses associated with its seismic data acquisition and seismic data processing segments, expenditures associated with upgrading and expanding the Company’s operating segment’s capital asset base and debt service. The Company also used cash during fiscal years

2005 and 2006 for the Trace and Grant acquisitions. The Company’s ability to maintain adequate cash balances is dependent upon levels of future demand for the services it provides to its customers.

The table below summarizes certain measures of liquidity and capital expenditures, as well as the Company’s sources of capital from internal and external sources, for the past five years.

Liquidity and Capital Resources

Financial Measure	2006	2005	2004	2003	2002
	(in thousands)
Cash and equivalents, at December 31	$20,404	$11,001	$2,400	$5,058	$2,417
Working capital, at December 31	14,466	2,034	21	(482)	(19,694)
Cash flow from operating activities	12,591	769	(2,551)	3,522	5,700
Cash flow used in investing activities	137,870	(15,384)	(805)	(978)	(203)
Cash flow from financing activities	134,621	23,258	697	98	(4,253)
Capital expenditures	32,702	4,586	1,182	1,183	543
Cash paid for interest	2,301	474	441	202	453

Net cash provided by operating activities was $12.6 million for the twelve months ended December 31, 2006 compared to net cash provided by operating activities of $769,000 for the twelve months ended December 31, 2005. These amounts result from the Company’s operating results adjusted by changes in working capital and depreciation. The increase in net cash provided by operating activities in the first nine months of 2006 was primarily the result of working capital adjustments in 2006.

Net cash used in investing activities was $137.9 million for the twelve months ended December 31, 2006 and $15.4 million for the twelve months ended December 31, 2005. These amounts represent capital expenditures made during the respective twelve month period and the purchase of Grant in 2006. The increase in net cash used in investing activities during the twelve months ended December 31, 2006 was primarily the result of the purchase of seismic data acquisition equipment required by increased operating activity and the purchase of Grant in 2006.

Net cash provided by financing activities was $134.6 million for the twelve months ended December 31, 2006 as compared to net cash provided by financing activity of $23.3 million for the twelve months ended December 31, 2005. These totals represent the net proceeds and net payments either received or paid from the Company’s debt obligations. The increase in net cash provided by financing activities increased primarily due to funds received under the Senior Loan Agreement and the Junior Bridge Loan, both to allow for the acquisition of Grant.

In two closings on December 1, and December 8, 2005, the Company completed a private placement of $30.8 million of its common stock, net of offering costs of approximately $1.9 million and 27,405 warrants to purchase common stock. The Company sold 2,467,000 shares of its common stock at a per share price of $12.50, and warrants to purchase an additional 246,700 shares of common stock. The warrants are exercisable at a price of $20.00 per share, may be exercised at any time and expire five years after the date of issuance.

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
Black-Scholes Assumptions:
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

During June 2006, the Company negotiated a waiver of liquidated damages with the holders of approximately 95% of the common stock and warrants. Consequently, no liquidating damages were paid to such holders for the period December 31, 2005 to July 10, 2006. An aggregate of $29,000 in liquidating damages was paid to the remaining holders of shares of common stock purchased in the 2005 private placement that did not execute a waiver of liquidating damages.

The Company paid an aggregate of $376,000 in liquidating damages to all investors in the December 2005 private placement for the period July 11 through July 27, 2006, date when the registration statement was declared effective by the SEC.

On June 12, 2006, the Company completed the closing of a new credit facility under the terms of the Credit Agreement dated as of June 8, 2006 among PNC, as a lender and as the agent for certain other lenders, in an original amount of $24.0 million. Under the Credit Agreement, PNC agreed to make the following credit facilities available to the Company, subject to the terms and conditions set forth in the Credit Agreement: (i) a $12.0 million term credit facility, the proceeds of which were used primarily to pay off all of the obligations of the Company and its subsidiaries to HSBC Bank Canada, and (ii) a $12.0 million revolving credit facility. The Company and each of its principal subsidiaries are liable for payment of the Company’s obligations under the Credit Agreement. On September 8, 2006, the $11.6 million due under the term credit facility was fully paid.

On July 25, 2006, Quantum, entered into an equipment lease agreement effective July 28, 2006 with CIT Group/Equipment Financing, Inc. (the “CIT” lease). The parties entered into the lease with respect to the purchase of seismic data acquisition equipment. The term of the lease is for three years, beginning on July 28, 2006 and ending on July 28, 2009 with a purchase option at the expiration of the lease term. Rentals under the lease total approximately $6.8 million and are payable in 36 equal monthly payments of approximately $190,000. The first rental payment is due August 28, 2006, and the remaining payments are due on the 28th of each month until paid in full. The Company and each of its principal subsidiaries are guarantors of Quantum’s obligations under the lease.

On September 8, 2006, the Company entered into a Senior Subordinated Loan Agreement (the “Senior Loan Agreement”) with Avista Capital Partners, L.P., Avista Capital Partners (Offshore), L.P., and Levant Americas, S.A. as lenders. The Senior Loan Agreement provided for an unsecured loan (the “Senior Bridge Loan”) to the Company in the original principal amount of $55.0 million. Each of the Company’s principal subsidiaries, including Grant, agreed to guarantee the Company’ obligations under the Senior Loan Agreement. The proceeds of the Senior Loan Agreement, together with the proceeds of the Junior Bridge Loan described below, were used to (i) pay the purchase price for the capital stock of Grant, (ii) repay approximately $12.0 million of the Company’ indebtedness to PNC under the PNC Credit Agreement; and (iii) pay certain fees and expenses related to the Grant Acquisition. The remainder of the proceeds of the Senior Loan Agreement and the Junior Bridge Loan were retained by the Company for working capital. The Senior Loan Agreement was scheduled to become due on September 8, 2007.

On September 8, 2006, Geokinetics Holdings, Inc. (“Borrower”), a wholly-owned subsidiary of the Company, entered into a Credit Agreement (the “Junior Loan Agreement”) with Avista Capital Partners, L.P., Avista Capital Partners (Offshore), L.P., and Royal Bank of Canada, as lenders. The Junior Loan Agreement provided for an unsecured loan (the “Junior Bridge Loan”) to the Borrower in the original principal amount of $100.0 million. The Company and each of its other principal subsidiaries, including Grant, agree to guaranty the Borrower’s obligations under the Junior Loan Agreement. The proceeds of the Junior Bridge Loan were used for the same purposes as the proceeds of the Senior Loan Agreement described above. The Junior Bridge Loan was scheduled to become due on September 8, 2007.

On September 8, 2006, the Company and its principal subsidiaries entered into a Joinder and Amendment No. 1 to Revolving Credit, Term Loan and Security Agreement (the “First Amendment”) to that certain Revolving Credit, Term Loan and Security Agreement dated as of June 12, 2006 (the “PNC Credit Agreement”), between the Company and PNC Bank, National Association (“PNC”). Under the First Amendment, the Company agreed to (i) pay approximately $12.0 million of indebtedness to PNC secured by the equipment of the Company’s principal operating subsidiaries; (ii) add Grant and the domestic subsidiaries of Grant as parties to the Loan Agreement, as amended; and (iii) pledge the accounts receivable of Grant and its domestic subsidiaries and the capital stock of Grant and its wholly-owned subsidiary, Grant Geophysical (Int’l), Inc., as additional security for repayment of the remaining indebtedness of the Company under the Credit Agreement, as amended. Under the First Amendment, PNC agreed to (i) consent to the Company incurring the Senior Loan Agreement and the Junior Bridge Loan; (ii) consent to the Company’s acquisition of Grant; (iii) modify certain financial covenants of the Company under the Credit Agreement; (iv) authorize an increased level of capital expenditures by the Company and its subsidiaries during 2006 and 2007; and (v) amended the maturity date of the Credit Agreement to the earlier of (a) September 8, 2007 and (b) the date upon which any portion of the Senior Loan Agreement is refinanced.

On December 15, 2006, the Company issued $110.0 million aggregate principal amount of its Floating Rate Notes and used a significant portion of the net proceeds there from to repay its $100.0 million senior loan. Concurrently, the $55.0 million original principal amount subordinated loan, together with capitalized and accrued interest, was repaid by the issuance of 228,683 shares of the Company’s Series B Preferred Stock to the lenders.

On December 15, 2006, the Company and its principal subsidiaries further amended the Credit Agreement with PNC to reflect the following credit facilities: (i) a $14.5 million revolving credit facility (“revolver”) and (ii) a $6.5 million capital expenditures facility.

The revolver is for a maximum amount of $14.5 million based on a borrowing base of 85% of eligible domestic accounts receivable and, at the lender’s sole discretion, 85% of eligible foreign receivables up to a maximum of $10.0 million. Letters of credit can be funded out of the revolving facility up to a maximum of $5.0 million. The capital expenditures facility can be used to fund up to 90% of the cost of capital expenditures, however, once borrowed, the capital expenditures facility cannot be repaid and re-borrowed. Both facilities mature on December 15, 2011. Penalties may apply from $150,000 to $600,000 if the capital expenditures facility is paid before maturity. Mandatory prepayments must be made if there is a sale of collateral (other than inventory in the ordinary course of business or where the proceeds of such sale of collateral are reinvested in new collateral), a sale of equity securities (other than conversion of subordinated debt to equity or where the proceeds of such sale of equity securities are used to payoff the Notes), or a receipt of insurance or condemnation proceeds on collateral.

The interest rate on the credit facility can be based either on domestic prime rate or Eurodollar rates, plus a set additional percentage that varies depending on the consolidated fixed charge coverage ratio. Interest rate margins are reset on a quarterly basis based on quarterly financials provided by the Company to the lender. On December 31, 2006, the domestic prime rate ranged between 8.25% to 8.75% and the Eurodollar rate ranged between 7.60% to 8.10%.

The financial covenants for the credit facility are as follows: the Company must maintain (i) a net worth (defined as assets less liabilities in accordance with accounting principles generally accepted in the United States of America) of not less than $75 million; (ii) a fixed charge coverage ratio of not less than 1.10 to 1.0; and leverage ratio of not more than 3.25 to 1.00. Other covenants include: no mergers or sale of assets, no conflicting liens on the collateral, no guarantees of other indebtedness, investments are permitted as to only specified forms of investments, capital expenditures are limited to $25.0 million for calendar year 2006, $28.5 million for calendar year 2007, and $25.0 million for calendar year 2008 and beyond, no dividends can be paid other than dividends on preferred stock provided that there is no default or event of default and no event of default shall occur as a result, no additional indebtedness except as permitted by the credit facility, no changes in business activities, no changes in constituent documents, no prepayment of debt except under certain circumstances, and no change of control. For the year ended December 31, 2006, the Company exceeded its capital expenditure limit for which the lender provided a waiver and amended the amounts of capital expenditures as stated above.

Events of default include the following: nonpayment, breach of representations or warranties, non-compliance with covenants, non-stayed judgments in excess of $250,000 against an individual obligor or $500,000 in the aggregate, failure of lien priority on collateral, voluntary bankruptcy, involuntary bankruptcy not dismissed within 60 days, default in other debt or obligations, change of ownership or control, loss of necessary licenses or permits, interruption of business activities for 5 days without business interruption insurance and for 30 with business interruption insurance.

The Company’s current portion of notes payable, long-term debt and capital lease obligations total $3.6 million at December 31, 2006.

The Company has made, and expects to continue to make, significant investments in capital expenditures. In 2006, the Company incurred $32.7 million in capital expenditures, including $23.2 million in the fourth quarter. Based on current plans, the Company anticipates making capital expenditures of approximately $34.6 million for fiscal year 2007, including $28.0 million in the first half of 2007, subject to compliance with debt covenants and operational requirements.

The Company has filed a Form S-1 contemplating an offering of up to 2,000,000 shares of its common stock. The Company plans to use the net proceeds of the offering to redeem a portion of its outstanding Floating Rate Notes and for general corporate purposes. The Company has applied for admission and intends to list its shares of common stock on a nationally recognized stock exchange concurrently with the offering. In the event this common stock offering is not successful, the Company could face liquidity problems, however management believes that there are a number of viable refinancing options. However, there can be no assurances that the Company can refinance the above mentioned debt.

The Company believes that its current cash balances and anticipated cash flow from its seismic data acquisition and seismic data processing operations will provide sufficient liquidity to continue operations throughout 2007. While industry conditions have improved, the Company continues to experience significant competition in its markets. Should the Company’s current sources of liquidity not meet its operating requirements, the Company would be forced to seek outside sources of capital to meet its operating and capital requirements and/or curtail its capital expenditure program.

Critical Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Geokinetics Inc. and its wholly-owned subsidiaries. All significant intercompany items and transactions have been eliminated in consolidation.

Use of Estimates in Preparing Consolidated Financial Statements

Management uses estimates and assumptions in preparing consolidated financial statements in accordance with accounting principles generally accepted in the U.S. Those estimates and assumptions are included in the Company’s consolidated financial statements and accompanying notes. The more significant areas requiring the use of management estimates relate to accounting for contracts in process, evaluating the outcome of uncertainties involving claims against or on behalf of the Company, determining useful lives for depreciation and amortization purposes, cash flow projections and fair values used in the determination of asset impairment. While management believes current estimates are reasonable and appropriate, actual results could differ materially from current estimates.

Fair Values of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to the short maturity of those instruments. The carrying amount of long-term debt reported in the consolidated balance sheets approximates fair value because, in general, the interest on the underlying debt instruments approximates market rates.

Revenue Recognition

The Company’s services are provided under cancelable service contracts. Customer contracts for services vary in terms and conditions. Contracts are either “turnkey” or “term” agreements or a combination of the two. Under turnkey agreements or the turnkey portions thereof, the Company recognizes revenue based upon output measures as work is performed. This method requires that the Company recognize revenue based upon quantifiable measures of progress, such as square miles or linear kilometers shot. With respect to those contracts where the customer pays separately for the mobilization of equipment, the Company recognizes such mobilization fees as revenue during the performance of the seismic data acquisition, using the same performance method as for the acquisition work. The Company also receives reimbursements for certain out-of-pocket expenses under the terms of the service contracts.

The Company records amounts billed to customers in revenue as the gross amount including out-of-pocket expenses, if applicable, that are reimbursed by the customer. The Company’s turnkey or term contracts do not contain cancellation provisions, which would prevent the Company from being compensated for work performed prior to cancellation due to milestones not being met or work not being performed within a particular timeframe. In some instances, customers are billed in advance of work performed and the Company recognizes the liability as deferred revenue.

As a result of the nature of the Company’s services, the Company from time to time engages with customers in renegotiations or revisions of service contracts, which represent contingent revenues that are recognized only when the amounts have been received or awarded.

Deferred revenue consists primarily of customer payments made in advance of work done, milestone billings and mobilization revenue, amortized over the term of the related contract.

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets or the lesser of the lease term, as applicable. Repairs and maintenance, which are not considered betterments and do not extend the useful life of property, are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation or amortization are removed from the accounts and the resulting gain or loss is reflected in operations.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds either the fair value or the estimated discounted cash flows of the assets, whichever is more readily measurable. At December 31, 2006 and 2005, management deemed no such assets were impaired.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of the assets acquired net of the fair value of liabilities assumed. Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets requires that intangible assets with indefinite lives, including goodwill, be evaluated on an annual basis for impairment or more frequently if an event occurs or circumstances change which could potentially result in an impairment.

The impairment test requires the allocation of goodwill and all other assets and liabilities to reporting units. If the fair value of the reporting unit is less than the book value (including goodwill), then goodwill is reduced to its implied fair value and the amount of any write-down is reflected in operations.

The Company completed its annual impairment review at December 31, 2006. No impairment was deemed necessary. Increases in estimated future costs or decreases in projected revenue could lead to an impairment of all or a portion of the Company’s goodwill in future periods.

Intangible assets that do not have indefinite lives are amortized over their estimated useful lives and also reviewed for impairment at least annually. No impairment was deemed necessary.

At December 31, 2006 and 2005, intangible assets are presented net of approximately $597,000 and $10,000 of accumulated amortization, respectively.

Income Taxes

The Company follows SFAS No. 109, Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are computed using the liability method based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

A valuation allowance is provided, if necessary, to reserve the amount of net operating loss and tax credit carryforwards which the Company may not be able to use as a result of the expiration of maximum carryover periods allowed under applicable tax codes.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 Fair Value Measurements.  SFAS No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that SFAS No. 157 will have on its results of operations and financial position.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  SAB No. 108 provides guidance on the consideration of effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 requires the analysis of misstatements using both a balance sheet and income statement approach and contains guidance on correcting errors under the dual approach, as well as providing transition guidance for correcting errors existing in prior years. SAB No. 108 is effective for the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on the Company’s results of operations or financial position.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes.  FIN No. 48 is an interpretation of SFAS No. 109 and was adopted by the Company effective January 1, 2007. FIN No. 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that the Company has taken or expects to take in the Company’s tax returns. The Company is currently in the process of evaluating the impact of FIN No. 48 on the Company’s financial statements.

In March 2006, the FASB issued the SFAS No. 156, Accounting for Servicing of Financial Assets, An amendment of FASB Statement No. 140. SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The standard permits an entity to subsequently measure each class of servicing assets or servicing liabilities at fair value and report changes in fair value in the statement of income in the period in which the changes occur. SFAS No. 156 is effective for us as of January 1, 2007. The Company does not expect the new standard to have any material impact on its financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133 and SFAS No. 140. SFAS No. 155 permits hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation to irrevocably be accounted for at fair value, with changes in fair value recognized in the statement of income. The fair value election may be applied on an instrument-by-instrument basis. SFAS No. 155 also eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity may hold.

SFAS No. 155 is effective for those financial instruments acquired or issued after September 15, 2006. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument will be recognized as a cumulative-effect adjustment to beginning retained earnings. The Company adopted SFAS No. 155 on September 16, 2006, and the adoption did not have a material impact on its financial position or results of operations.

Contractual Obligations

The following table summarizes the Company’s obligations and commitments to make future payments of principal and interest under its long-term debt, capital leases and operating leases for the periods specified as of December 31, 2006 (in thousands).

Contractual Obligations Table

	Payments due by period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	Ove 5 years
Long Term Debt	$191,055	$15,055	$26,400	$26,400	$123,200
Capital Leases	6,496	2,664	3,813	19	—
Operating Leases	4,850	2,176	1,659	410	605
Total	$202,401	$19,895	$31,872	$26,829	$123,805

Other Commercial	Total Amounts	Amount of Commitment Expiration Per Period
Commitments	Committed	Less than 1 year	1 - 3 years	4 - 5 years	Over 5 years
Standby Letters of Credit	$1,200	$200	$1,000	$—	$—

During 2006, the Company entered into the following financing activities as further described in “Liquidity and Capital Resources”: $100.0 million of indebtedness incurred in connection with its junior loan agreement, $55.0 million of indebtedness incurred in connection with its senior loan agreement, $6.8 million of indebtedness incurred in connection with its equipment lease and $110.0 million of indebtedness incurred in connection with its Floating Rate Notes, the proceeds of which were used to repay principal and accrued interest outstanding under its junior loan agreement. The Company also entered into a Credit Facility with PNC which has been amended to $21.0 million comprised of a $14.5 million Revolving Credit Line (“Revolver”) and a $6.5 million Capital Expenditure Line (“Capex Line”).

The Company also issued stand by letters of credit totaling $1.2 million which were issued through its Revolver with PNC. Approximately $0.2 million is due to expire June 2006 which will not be renewed. The remaining $1.0 million stand by letter of credit is set to expire July 28, 2009, unless the Company meets and maintains certain financial ratios related to a capital lease with CIT which would allow the Company to remove the stand by letter of credit.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements for the twelve months ended December 31, 2006 that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risks

In the normal course of operations, the Company is exposed to market risks primarily from credit risk, changes in interest rates and foreign currency exchange rate risks.

Credit Risk.

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of unsecured trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintain allowances for possible losses which, when realized, have been within the range of management’s expectations. Management believed that its unreserved trade receivables at December 31, 2006 were collectible and that its allowance for doubtful accounts was adequate.

The Company generally provides services to a relatively small group of key customers that account for a significant percentage of its accounts receivable at any given time. The Company’s key customers vary over time. The Company extends credit to various companies in the oil and natural gas industry, including its key customers, for the acquisition of seismic data, which results in a concentration of risk. This concentration of credit risk may be affected by changes in the economic or other conditions of the Company’s  key customers and may accordingly impact its overall credit risk.

The Company has cash in bank and restricted cash which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes that it is not exposed to any significant credit risk on cash and short-term investments.

Interest Rate Risk.

Fluctuations in the general level of interest rates on the Company’s current and future fixed and variable debt obligations expose the Company to market risk. The Company is vulnerable to significant fluctuations in interest rates affecting its adjustable rate debt, and any future refinancing of its fixed rate debt and its future debt. At December 31, 2006, the Company was exposed to interest rate fluctuations on its Floating Rate Notes with an outstanding principal balance of $110.0 million and its other credit facilities carrying variable interest rates, such that a 1% change in its interest rate on the Floating Rate Notes equates to approximately a $1.1 million change in interest expense per year.

Foreign Currency Exchange Rate Risk.

The Company currently conducts business in multiple foreign countries. As a company that derives a substantial amount of its revenue from sales internationally, the Company is subject to risks relating to fluctuations in currency exchange rates. Fluctuations in the exchange rate of the U.S. dollar against such other currencies have had in the past and can be expected in future periods to have a significant effect upon the Company’s results of operations. While the Company attempts to reduce the risks associated with such exchange rate fluctuations, the Company cannot provide assurance that it will be effective in doing so or that fluctuations in the value of the currencies in which the Company operates will not materially affect its results of operations in the future.

Item 8.                        Financial Statements and Supplementary Data

The Company’s Annual Consolidated Financial Statements, Notes to Consolidated Financial Statements and the reports of UHY LLP, and Fitts, Roberts & Co., independent registered public accounting firms, with respect thereto, referred to in the Table of Contents to Consolidated Financial Statements, appear elsewhere in this document beginning on Page F-1.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On September 12, 2006, the Company notified Fitts Roberts & Co., P.C. (“Fitts Roberts”) that it had been dismissed as the Company’s independent registered public accounting firm. The decision to dismiss Fitts Roberts as the Company’s independent registered accounting firm was approved by the Audit Committee of the Company’s Board of Directors on September 12, 2006.

The reports of Fitts Roberts on the Company’s financial statements for the years ended December 31, 2005 and 2004 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope or accounting principle.

On November 1, 2006, upon the recommendation of the Company’s board of directors and the approval of the Company’s stockholders at its Annual Meeting of Stockholders, UHY LLP (“UHY’’) was appointed as the Company’s independent registered accounting firm, replacing Fitts Roberts.

During the years ended December 31, 2006, 2005 and 2004, there were no disagreements with UHY or Fitts Roberts on any accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of UHY or Fitts Roberts, would have caused it to make reference thereto in connection with their respective reports on the Company’s financial statements for such years. No reportable event as described in paragraph (a)(1)(v) of item 304 of Regulation S-K occurred during the years ended December 31, 2006, 2005 and 2004.

Item 9A.     Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The SEC defines the term disclosure controls and procedures to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms. Based on an evaluation performed, the Company’s certifying officers have concluded that the disclosure controls and procedures were effective as of December 31, 2006, to provide reasonable assurance of the achievement of these objectives. In addition, during the Company’s quarter ended December 31, 2006, there have been no changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company currently expects that effective with its Form 10-K for the fiscal year ended December 31, 2007, it will be required to have completed the process of documenting and testing its internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 requires annual management assessments of the effectiveness of its internal controls over financial reporting and a report by the Company’s independent auditors addressing these assessments. The Company plans to conduct its evaluation, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO”).

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act) during the quarter ending December 31, 2006, that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Item 9B.               Other Information

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

Set forth below are the names, ages, and positions of the Company’s directors, executive officers and other key personnel. On March 5, 2007, Richard F. Miles was named Chief Operating Officer and James C. White was named Executive Vice President of the Company. With the exception of Robert L. Cabes, Jr., who was appointed on November 2, 2006, each of the Company’s directors named below were elected at the 2006 Annual Meeting of Stockholders for a term of one year or until their successors are elected. Each of the Company’s directors will be nominated at the next Annual Meeting of Stockholders to serve on the Company’s Board of Directors for additional one year terms or until their successors are elected.

Name	Age	Position With Company	Office Held Since
William R. Ziegler	64	Chairman (non-executive) and Director	1997
David A. Johnson	56	President, Chief Executive Officer and Director	2003
Richard F. Miles	58	Chief Operating Officer	2006
Scott A. McCurdy	31	Vice President and Chief Financial Officer	2006
James C. White	47	Executive Vice President	2005
Michael A. Dunn	52	Vice President—Business Development	1997
Chin H. Yu	34	Vice President—Finance and Assistant Secretary	2006
Michael A. Schott	62	Vice President—Financial Reporting and Compliance and Secretary	1998
Lynn A. Turner	57	Executive Vice President—U.S. Operations	1997
M. Lee Bell	59	President—Processing and Interpretation	2004
Christopher M. Harte	59	Director	1997
Steven A. Webster	55	Director	1997
Gary M. Pittman	43	Director	2006
Robert L. Cabes, Jr.	37	Director	2006

There are no family relationships between any of the Company’s directors or executive officers.

William R. Ziegler, age 64, has served as a member of the Board of Directors since August 1, 1997 and has served as the Chairman (non-executive) since February 2, 1999. Mr. Ziegler is of counsel at the law firm of Satterlee Stephens Burke & Burke, LLP, located in New York, New York. Since June 1994, Mr. Ziegler served as Chairman of the New York law firm of Parson & Brown, L.L.P. which merged with Satterlee Stephens Burke & Burke, LLP effective September 1, 1999. Mr. Ziegler was formerly a partner of Whitman Breed Abbott & Morgan, located in New York, New York from 1993 to May 1994, and of a predecessor law firm, Whitman & Ransom since 1976. Mr. Ziegler is a director and Vice Chairman of Grey Wolf, Inc. (an international land drilling company) and a director of Flotek Industries Inc. (an oil services equipment supplier), a General Partner of Somerset Capital Partners and a Managing Member of Blackhawk Investors II, L.L.C.

David A. Johnson, age 56, has served as a member of the Board of Directors and as the President and Chief Executive Officer (“CEO”) since October 1, 2003. Prior to that time, Mr. Johnson served as President, Worldwide Deepwater Division, of Phillips Petroleum. Prior to this, Mr. Johnson served as Vice President Exploration of Spirit Energy 76 from 1997 to 2000 and Senior Vice President Exploration and Land of Vastar Resources from 1995 to 1996. From 1973 to 1995, Mr. Johnson held a variety of managerial positions with Shell Oil, including General Manager—Geophysics, General Manager Research and Development for E&P, and General Manager Exploration.

Richard F. Miles, age 58, has served as the President—International Seismic Operations since the acquisition of Grant on September 8, 2006. On March 5, 2007, Mr. Miles was appointed to a new position of Chief Operating Officer (“COO”). Prior to joining the Company, Mr. Miles served as Grant’s President and Chief Executive Officer since January 2001. During the period 1990 to 2000, he was employed by Tech-Sym Corporation primarily as President and Chief Executive Officer of Syntron Inc. but also within that same period, he was Chief Executive Officer and Director of GeoScience Corporation, Chairman of CogniSeis, Syntron and Symtronix. Prior to that, he was Manager of North and South America Marine and Worldwide Marine Support for Halliburton Geophysical Services. From 1984 to 1988, he was General Manager at Geosource Marine, Inc. and from 1966 to 1984, he held a variety of positions with Geophysical Service, Inc. with increasing responsibilities. Mr. Miles has over 39 years of experience in the seismic services industry.

Scott A. McCurdy, age 31, has served as the Vice President and Chief Financial Officer (“CFO”) since September 8, 2006. Prior to joining the Company, Mr. McCurdy served as Vice President—Finance, Chief Financial Officer, Treasurer and Corporate Secretary of Grant since September 2003. He served as Controller of Grant from July 2001 until he was promoted in October 2003. Prior to that, he served as a senior auditor with Arthur Andersen, LLP focusing on public companies in the oil field services industry, including the seismic industry. Mr. McCurdy is a Certified Public Accountant in the State of Texas. Mr. McCurdy is a member of the Texas Society of Certified Public Accountants and the American Institute of CPAs.

James C. White, age 47, has served as the President—North American Seismic Operations since the acquisition of Trace on December 1, 2005. On March 5, 2007, Mr. White was appointed to a new position of Executive Vice President. Prior to joining the Company, Mr. White served as Trace’s President since February 2004. Prior to that, Mr. White spent 25 years with WesternGeco, a leading seismic company, in a variety of operational roles. Most recently he served as Vice President of WesternGeco for North and South America, where he was responsible for all aspects of that company’s operations in North and South America.

Michael A. Dunn, age 52, has served as the Vice President since August 18, 1997, and has served as the Vice President—Business Development since 2003. From 1999 to 2003, Mr. Dunn served as the President—Geophysical Development Corporation. Prior to joining the Company, Mr. Dunn was employed for 18 years by Shell Oil Company, most recently as Technology Manager at its Exploration and Production Research Center. Mr. Dunn has over 25 years of experience in all aspects of geoscience, including seismic data acquisition services, seismic data processing services, exploration and research.

Chin H. Yu, age 34, has served as the Controller since May 2006, and was appointed Vice President on September 6, 2006. Mr. Yu served as the Interim Chief Financial Officer from August 16, 2006 to September 8, 2006. Prior to joining the Company, Mr. Yu was a Senior Manager with the Forensic Litigation and Valuation Consulting Group with UHY Advisors LP focused on structured finance, due diligence, business and intellectual property valuations and corporate investigations. He joined UHY Advisors LP as a staff consultant and spent six years with the firm. UHY Advisors LP is an affiliate of UHY LLP, which was appointed to be the Company’s independent registered public accounting firm on September 18, 2006. Mr. Yu is a Certified Fraud Examiner.

Michael A. Schott, age 62, has served as the Vice President—Financial Reporting and Compliance and Secretary since August 5, 1998. Prior to joining the Company, Mr. Schott served eight years as a Vice President and shareholder of a public accounting firm in San Antonio, Texas. Prior to that time, Mr. Schott served as Controller, then Senior Vice President and Treasurer of Venus Oil Company. Mr. Schott is a Certified Public Accountant with more than 30 years of experience, including 10 years in the oil and gas exploration industry and 20 years in the practice of public accounting. Mr. Schott is a member of the Texas Society of Certified Public Accountants and the American Institute of CPAs.

Lynn A. Turner, age 57, has served as the Chief Operating Officer—Quantum Geophysical, Inc. since the Trace acquisition on December 1, 2005. Mr. Turner served as the President—Quantum Geophysical, Inc. since late 2003 and as the President and Chief Operating Officer from July 28, 1997 to September 30, 2003. Prior to joining the Company, Mr. Turner was employed for six years by Fairfield Industries, Inc., a provider of seismic data acquisition services, most recently as Senior Vice President and Manager of Data Acquisition. Mr. Turner has more than 25 years of experience in the seismic data acquisition services business.

M. Lee Bell, age 59, has served as the President—Processing and Interpretation since April 1, 2004. Prior to joining the Company, Dr. Bell served as Global General Manager, Seismic Reservoir Services, of WesternGeco. Prior to that position, Dr. Bell served as Vice President of Technology at WesternGeco. From 1998 to 2000, Dr. Bell served as President of Geosignal, a division of Western Geophysical. Dr. Bell has more than 25 years experience in the seismic data processing services industry.

Christopher M. Harte, age 59, is a private investor and has served as a member of the Board of Directors since August 1, 1997. From 1992 to 1994, Mr. Harte was the President of Portland Newspapers, Inc. Mr. Harte is a director of several corporations, including Harte-Hanks, Inc. (a direct marketing and shopper publishing company), and is an Investor Member of Blackhawk Investors II, L.L.C.

Steven A. Webster, age 55, has served as a member of the Board of Directors since August 1, 1997. Mr. Webster serves as President and Co-Managing Partner of Avista, which makes private equity investments in energy, healthcare and media. Mr. Webster serves as Chairman of Carrizo Oil & Gas, Inc., Basic Energy Services, Inc. and Solitario Resources Corp. He also serves on the boards of Brigham Exploration Company, Goodrich Petroleum Corporation, Seacor Holdings, Grey Wolf, Inc. and Hercules Offshore, Inc. Mr. Webster serves as Trust Manager of Camden Property Trust. He is also a General Partner of Somerset Capital Partners and a Managing Member of Blackhawk Investors II, L.L.C. From 2000 to 2005, Mr. Webster served as Chairman of Global Energy Partners, an affiliate of Credit Suisse. He was a founder and served as Chief Executive Officer of Falcon Drilling Company, Inc. and its successor, R&B Falcon Corporation from January 1988 to June 1999.

Gary M. Pittman, age 43, is a private investor has served as a member of the Board of Directors since March 8, 2006. From 1987 to 1995, Mr. Pittman was Vice President of the Energy Recovery Fund, a $180 million private equity fund focused on the energy industry. Mr. Pittman is a director of Flotek Industries Inc. Mr. Pittman has served as a Director and Audit Committee member of Czar Resources, Ltd., a public Canadian exploration and production company, Triton Imaging International, a developer of sea floor imaging software, Secretary, Vice President and Director of Sub Sea International, an offshore robotics and diving company, BioSafe Technologies, a developer of non-toxic insecticides, and owned and operated an oil and gas production and gas gathering company in Montana.

Robert L. Cabes, Jr. age 37, has served as a member of the Board of Directors since November 2, 2006. Mr. Cabes is a Partner of Avista Capital Holdings, L.P., a private equity firm focused on investments in the energy, media and healthcare sectors. From April 2001 to June 2005, Mr. Cabes served as Principal of Global Energy Partners, or GEP, a specialty group within Credit Suisse’s asset management business that made investments in energy companies. Prior to joining GEP, Mr. Cabes was with Credit Suisse and Donaldson, Lufkin and Jenrette’s Investment Banking Division (prior to its acquisition by Credit Suisse in 2000) where he worked on debt and equity securities underwriting and mergers and acquisitions for energy companies. Before joining Donaldson, Lufkin and Jenrette, Mr. Cabes spent six years with Prudential Securities in its energy corporate finance group. He is currently a Director of Celtique Energie, Ltd, Manti Exploration, MedServe, Inc. and Pinnacle Gas Resources, Inc. Mr. Cabes is a CFA charterholder.

Director Independence

The Company’s Board consists of Messrs. Ziegler, Pittman, Harte, Webster, Cabes and Johnson. The Board has determined that Messrs. Pittman, Harte and Cabes are independent as defined under the NASDAQ and American Stock Exchange rules. Messrs. Ziegler, Webster, and Johnson are non-independent.

Meetings; Committees

The Company’s Board of Directors met formally two times during the fiscal year ended December 31, 2006. The Board of Directors also conducted three formal meetings by telephone. Additionally, four special meetings were conducted by telephone to elect a new member to the Board and to discuss various acquisition opportunities throughout the year. Each incumbent director of the Company attended at least 75% of such Board of Directors meetings.

In May 2006, the Board established separate Audit, Corporate Governance and Nominating, and Compensation Committees. Mr. Pittman was selected as chairman of the Audit Committee with Mr. Harte and Mr. Ziegler serving as additional members. Mr. Harte was selected as chairman of the Compensation Committee with Mr. Ziegler and Mr. Pittman serving as additional members. Mr. Ziegler was selected as chairman of the Corporate Governance and Nominating Committee with Mr. Harte and Mr. Pittman serving as additional members.

The Audit Committee conducted three meetings by telephone during the fiscal year ended December 31, 2006.

Audit Committee

The Company’s Audit Committee consists of three directors, Messrs. Pittman (chairman), Harte and Ziegler. The Company is in the process of formalizing its Audit Committee and as such, has not yet designated a financial expert.

The Audit Committee has a charter that requires the committee to oversee the Company’s financial reporting process and report the results of its activities to the Board. The primary duties of the Audit Committee consist of, among other things:

•       retaining independent legal, accounting or other advisors;

•       reviewing the Company’s annual and quarterly financial statements and reports and discussing the statements and reports with the Company’s independent auditors and management;

•       reviewing and approving all related party transactions; and

•       establishing procedures for the receipt, retention and treatment of complaints received by the Company regarding financial controls, accounting or auditing matters.

The Audit Committee was formed on May 17, 2006. For the fiscal year ended December 31, 2006, the Audit Committee met to review audited financial statements, to discuss with independent auditors matters required under the statement on Auditing Standards No. 61, and to review the written disclosures and letters from the independent accountants. For the fiscal year ended December 31, 2005, the entire Board met to address these issues.

Compensation Committee

The Company’s Compensation Committee consists of three directors, Messrs. Harte (chairman), Ziegler and Pittman. Each of these directors qualifies as a non-employee director.

The Company has adopted a Compensation Committee charter which outlines the Compensation Committee’s primary duties to include among other things:

•       approving the total remuneration and employment agreements for the Company’s executive officers;

•       reviewing the compensation, benefit and equity-based plans, programs and payments for all employees; and

•       reviewing and approving the Company’s goals and objectives relevant to the compensation of the CEO.

The Compensation Committee may form and delegate its authority to subcommittees as appropriate. Additionally, the CEO may make recommendations to the Compensation Committee relating to executive and director compensation.

Corporate Governance and Nominating Committee

The Company’s Corporate Governance and Nominating Committee consists of three directors, Messrs. Ziegler (chairman), Harte, and Pittman. The Board has determined that Messrs. Pittman and Harte are independent under NASDAQ and American Stock Exchange rules. The Company has adopted a Corporate Governance and Nominating Committee charter which outlines the Corporate Governance and Nominating Committee’s primary duties to include, among other things:

•       establishing standards for service on the Board and nominating guidelines and principles;

•       identifying individuals qualified to become members of the Board and recommending director candidates for election to the Board;

•       considering and making recommendations to the Board regarding its size and composition, committee composition and structure and procedures affecting directors;

•       establishing policies regarding the consideration of any director candidates recommended by the Company’s stockholders, and the procedures to be following by stockholders in submitting such recommendations;

•       evaluating and reviewing the performance of existing directors; and

•       monitoring the Company’s corporate governance principles and practices and making recommendations to the Board regarding governance matters, including the Company’s certificate of incorporation, bylaws and charters of the Company’s committees.

The Corporate Governance and Nominating Committee considers factors such as independence, diversity, age, integrity, skills, expertise and industry knowledge when considering director candidates.

The Corporate Governance and Nominating Committee allows stockholders to submit director candidates for the committee’s consideration. Each year the proxy statement released to stockholders in connection with the previous year’s annual meeting provides instructions regarding the procedures stockholders must follow to submit recommendations for director candidates.

Compensation Committee Interlocks and Insider Participation

No member of the Company’s Compensation Committee has ever been an executive officer or employee of the Company. Prior to the establishment of the Compensation Committee, David A. Johnson, the President, CEO and a member of the Board, participated in deliberations of the Board concerning executive officer compensation as to other officers during the year ended December 31, 2005. None of the Company’s executive officers currently serves, or has served during the last completed fiscal year, on the

Compensation Committee or Board of any other entity that has one or more executive officers serving as a member of the Company’s Board or Compensation Committee. The Compensation Committee was established on May 17, 2006; prior to that date, the full Board made decisions relating to compensation of the Company’s executive officers.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of the common stock and other equity securities of the Company. Officers, directors, and greater than ten percent beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.

Based solely upon information furnished to the Company and contained in reports filed with the SEC, as well as any written representations that no other reports were required, the Company believes that all SEC filings of its directors, executive officers beneficial owners of greater than ten percent complied with Section 16 of the Exchange Act, except that Maple Leaf Partners, L.P., Maple Leaf Offshore, Ltd. and Chin Yu failed to timely file initial reports on Form 3.

Code of Ethics

The Company adopted a code of ethics applicable to the Company directors and officers on December 28, 2006.

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

Comparison of 5-year Cumulative Total Return*
Among Geokinetics Inc., the S&P 500 Index and the PHLX Oil Service Sector Index

Item 11.                 Executive Compensation

This Compensation Discussion and Analysis provides an explanation of the Company’s compensation philosophy, policies and practices with respect to the Company’s chief executive officer, chief financial officer, and the other three most highly compensated executive officers, who are collectively referred to as the named executive officers.

Objectives of the Company’s Executive Compensation Program

The Company’s executive compensation philosophy is based on pay-for-performance. The Company’s performance-based incentive compensation programs provide cash payment to executives when certain company, business segment and/or individual goals and objectives are achieved.

The Compensation’s executive compensation programs are designed to achieve the following objectives:

•       Attract and retain talented and experienced executives in the highly competitive seismic industry;

•       Provide a total compensation package which encourages pay-for-performance by aligning the interests of the Company’s executive officers and stockholders to increase stockholder value and rewarding executive officers when stockholder value increases;

•       Motivate and reward executives whose knowledge, skills and performance are critical to the Company’s success;

•       Ensure fairness among the executive management team by recognizing the contributions each executive makes to the Company’s success;

•       Foster a shared commitment among executives by coordinating company, team and individual goals and objectives; and

•       Compensate the Company’s executives to manage the business to meet the Company’s long-range objectives.

EXECUTIVE OFFICER COMPENSATION

Principal Components of Compensation of the Company’s Named Executive Officers

Historically, the compensation package offered to the Company’s executive officers consisted of:

•       Base salary;

•       Cash incentive compensation under the terms of the Senior Executive Incentive Program established for senior executive officers; and

•       Equity compensation generally in the form of grants of stock options or restricted stock.

The Company’s current compensation package is designed to provide a balance between achieving its business objectives and providing competitive compensation to executives. The cash components—base salary and cash incentive compensation—provide a strong link between the Company’s operational management and financial performance and the compensation that is earned by the executives. The equity compensation component is designed to closely align an executive’s pay with the interests of the Company’s stockholders.

Historically, David A. Johnson, the President and CEO, has participated in deliberations with the Board concerning senior executive officer compensation. The full Board acted in the capacity of the Compensation Committee, with the exception of Mr. Johnson, up until May 17, 2006, when the Board established a Compensation Committee. Going forward, the Company expects that the Compensation

Committee will continue to solicit input from the CEO with respect to compensation decisions affecting other members of the senior executive management team.

Allocation of Compensation Among the Principal Components

The Compensation Committee is in the process of establishing formal policies or guidelines with respect to the mix of base salary, bonus, cash incentive compensation and equity awards to be paid or awarded to the Company’s senior executive officers. The Company’s historical practice has been that a greater percentage of the compensation of the most senior members of the management team should be performance-based which aligns the interests of executive officers with the Company’s shareholders. The base salaries of the Company’s executives are determined by evaluating individual performance and contributions as well as comparison to internal peers and external market data for similar roles. An executive’s actual base salary recognizes individual skills, experience, sustained job performance and the impact on the organization. Cash incentives link company and individual performance based upon the achievement of various financial goals and objectives. Equity grants are generally an event-driven, negotiated process based upon an executive’s involvement and contribution to a major corporate action such as an acquisition. Currently, the Company does not grant equity awards annually to all executives. Additionally, the Company does not currently have in place any type of equity ownership requirements or guidelines specifying amounts or forms of ownership of Company equity by members of the executive management team.

During 2007, the Compensation Committee anticipates adopting more formal and structured compensation policies and programs designed to attract, retain and motivate individuals with the skills and experience necessary for the Company to achieve its business objectives. These policies will also serve to link pay with measurable performance, which in turn, should help to align the interests of the executive management team with the Company’s stockholders.

Base Salary

Chief Executive Officer

Mr. Johnson has been the CEO since October 2003. The entire Board acted in the capacity as the Compensation Committee with the Chairman of the Board negotiating the employment agreement with Mr. Johnson. The Board engaged in an examination of the compensation arrangements of CEOs of peer companies in setting the base salary for Mr. Johnson.

Mr. Johnson’s employment agreement with the Company provided for an initial base salary of $240,000 reviewed annually. As additional incentive for Mr. Johnson’s appointment as the CEO, the Board also granted him a one-time signing bonus equal to three times his bonus allocation for 2003 payable at the same time the 2003 bonus became payable. Mr. Johnson’s signing bonus in the amount of $151,500 was paid in March 2004.

On December 1, 2005, Mr. Johnson’s base salary was increased to $280,000, in conjunction with the acquisition of Trace Energy Services. On March 8, 2007, Mr. Johnson’s base salary was increased to $350,000.

Chief Financial Officer

Scott A. McCurdy has been the CFO since September 2006, with the Grant acquisition. Mr. McCurdy served as the Vice President and CFO of Grant prior to his appointment as the Company’s CFO. Mr. McCurdy’s three-year employment agreement provides for an annual base salary of $200,000 reviewed annually. This amount reflects, in part, Mr. McCurdy’s prior salary history.

Chin H. Yu served as the interim CFO from August 2006 through September 2006. Mr. Yu was hired as Controller in May 2006 and his agreement provided for an annual base salary of $135,000, with an annual review of his base salary. He was subsequently appointed Vice President and Controller effective September 2006, upon the completion of the Grant acquisition and his base salary was increased to $150,000 reviewed annually. Mr. Yu now serves as the Vice President—Finance and Assistant Secretary. This amount reflects, in part, Mr. Yu’s prior salary history. On March 1, 2007, Mr. Yu’s base salary was increased to $160,000

Thomas J. Concannon served as the Vice President and CFO from July 1997 to August 2006, at which time he resigned from his position. Mr. Concannon’s three-year employment agreement executed in November 2003 provided for an annual base salary of $150,000 reviewed annually. Mr. Concannon’s base salary for 2006 was $200,040 upon his resignation. This amount reflected, in part, Mr. Concannon’s prior salary history.

Other Officers

Richard F. Miles has served as President—International Seismic Operations since September 2006, upon the completion of the Grant acquisition. On March 5, 2007, Mr. Miles was named Chief Operating Officer. Mr. Miles served as the President and CEO of Grant prior to his appointment as the Company’s President—International Operations. Mr. Miles’ three-year employment agreement executed in August 2006 provides for an annual base salary of $336,672 reviewed annually. This amount reflects, in part, Mr. Miles’ prior salary history.

James C. White has served as President—North American Seismic Operations since September 2006, upon the completion of the Grant acquisition. On March 5, 2007, Mr. White was named Executive Vice President. From December 2005, through September 2006, Mr. White served as the President of Quantum as a result of the acquisition of Trace in December 2005. Prior to joining the Company, Mr. White served as Trace’s President and CEO since February 2004. Mr. White’s three-year employment agreement executed in December 2005 provides for an annual base salary of $220,000 reviewed annually. On September 20, 2006, Mr. White’s base salary was increased to $260,000 as part of the acquisition of Grant Geophysical, Inc. This amount reflects, in part, Mr. White’s prior salary history.

M. Lee Bell has served as President—Processing and Interpretation for Geophysical Development Corporation, a subsidiary of the Company since April 1, 2004. Prior to joining Geokinetics, Dr. Bell served as Global General Manager, Seismic Reservoir Services, of WesternGeco. Prior to that position, Dr. Bell served as Vice President of Technology at WesternGeco. From 1998 to 2000, Dr. Bell served as President of Geosignal, a division of Western Geophysical. Dr. Bell has more than twenty-five years experience in the seismic data processing industry. Dr. Bell’s three-year employment agreement, executed in March 2004, provides for an annual base salary of $190,000 reviewed annually. This amount reflects, in part, Dr. Bell’s prior salary history.

Bonus Compensation

The Company has not historically paid any automatic or guaranteed bonuses to its executive officers. However, the Company has from time to time paid signing or retention bonuses in connection with the initial hiring or appointment of an executive officer, or a change in an individual’s position and responsibilities.

In conjunction with his appointment as CEO, Mr. Johnson received an aggregate of $202,000 in bonus compensation in 2004—$151,500 of which was in the form of a signing bonus upon his appointment as the CEO and the remaining $50,500 representing a discretionary incentive bonus. In March 2006, Mr. Johnson received $280,000 in bonus compensation for the 2005 plan year. In March 2007, Mr. Johnson received $840,000 in bonus compensation for the 2006 plan year.

In conjunction with his appointment as CFO, Mr. McCurdy will receive a guaranteed minimum bonus of $100,000 in 2007 for the 2006 plan year less any payments made to him during 2006 under the Grant Geophysical, Inc. 2006 bonus plan. This amount represents the target bonus amount from the original Grant 2006 bonus plan. As of December 31, 2006, Mr. McCurdy had received $34,511 under the Grant 2006 bonus plan. The remainder of this minimum bonus, $65,489, was paid out in March 2007 and an additional discretionary bonus of $50,000 was also awarded.

In conjunction with his appointment as President—International Seismic Operations, Mr. Miles will receive a guaranteed minimum bonus of $200,000 in 2007 for the 2006 plan year less any payments made to him during 2006 under the Grant Geophysical, Inc. 2006 bonus plan. This amount represents the target bonus amount from the original Grant 2006 bonus plan. As of December 31, 2006, Mr. Miles had received $69,022 under the Grant 2006 bonus plan. The remainder of this minimum bonus, $130,978, was paid out in March 2007 and an additional discretionary bonus of $50,000 was also awarded.

In conjunction with his appointment as President—North American Seismic Operations in December 2005, Mr. White received a pro-rated bonus of $50,000 plus an additional discretionary amount of $25,000, which was paid in March 2006. In March 2007, Mr. White received a total of $200,000 in bonus compensation for the 2006 plan year.

In conjunction with his appointment as President—Processing and Interpretation in April 2004, Dr. Bell received a signing bonus in the amount of $10,000 which was paid in April 2004.

In conjunction with his appointment as Controller in May 2006, Mr. Yu received a signing bonus in the amount of $20,000 which was paid in June 2006. In March 2007, Mr. Yu received $35,000 in bonus compensation for the 2006 plan year.

Compensation under the Senior Executive Incentive Program

During 2006, participation in the Senior Executive Incentive Program consisted of fifteen (15) executive officers including all of the named executive officers. The bonus pool for the Senior Executive Incentive Program is based upon the Company’s annual financial performance. In the past, awards have also been made based upon a discretionary amount determined by the Board. The first payouts under the plan occurred in March 2004 for the 2003 plan year. For the 2005 plan year, the Board utilized its discretion to allocate an additional bonus pool with recommendations from the CEO.

The Company’s Senior Executive Incentive Program for the 2006 plan year provides for the payment of incentive compensation, payable in cash, upon the attainment of the financial objectives outlined below. For the 2005 plan year, the Board exercised a degree of discretion in awarding some or all of the targeted incentive compensation even when one or more of the underlying financial objectives may not have been met, particularly if this was the result of external factors over which the individual executive officer had no control. The Company’s plan provides senior management with the opportunity to earn additional sums as a bonus based upon the Company’s annual performance in relation to cash flow. Cash flow is defined as earnings before depreciation, interest and taxes, less capex budget overages not previously approved by the Board (“EBITDA” less capex overages). At the end of each fiscal year, the Board establishes an annual bonus pool for senior executives and key employees consisting of 10% of the difference of EBITDA less capex overages (“bonus pool”). If earnings from operations (“EBIT”) are negative, then no bonuses are payable. Under the plan, the CEO would receive at least 50% of the bonus pool, subject to a limit of three times his base salary. The limit for the other participants shall be set at two times base salary. The Compensation Committee and the full Board may increase the limits. Additionally, the Compensation Committee has the discretion to allocate the bonus pool with recommendations from the CEO. Individual payouts under the plan are subject to the terms of any employment agreements with the participants in the plan. The incentive bonus payouts are payable within 75 days of the end of the fiscal year. Per their individual employment agreements, Messrs. Johnson and Yu will not receive a pay-out under the plan if they have given notice of voluntary termination or if their employment has been terminated for cause before the payout date.

With respect to the financial performance objectives for the 2006 plan, in March 2007, bonuses of $2.2 million were paid to senior executives under the plan parameters. For the 2007 plan year, the Compensation Committee is reviewing the entire bonus plan and has recommended certain changes to the Board which changed the amount of the bonus pool and the manner in which the bonus pool is determined and allocated. In March 2007, Dave Johnson executed a new employment agreement which removed him from the bonus plan.

During 2007, the Company anticipates formalizing its performance management policies and programs, which are anticipated to affect the Senior Executive Incentive Program by including individual performance objectives in addition to financial and other corporate performance objectives. The Company’s current plan focuses mainly on the attainment of financial objectives. Going forward, the Company anticipates incorporating common corporate performance objectives intended to encourage attaining common corporate goals as well as individual performance objectives. In setting the performance objectives, the Compensation Committee anticipates including performance objectives that are viewed as reasonably achievable as well as others that are viewed as more of a challenge to achieve (i.e., stretch objectives). The intent with the new performance management policies and procedures is to provide a better balance between financial, corporate and individual objectives to ensure that the executive officers maintain their level of motivation throughout the year.

The Compensation Committee has not adopted specific policies concerning the adjustment or attempted recovery of incentive compensation paid to any or all of the executive officers if the relevant performance objectives upon which such compensation were based were to be restated or otherwise adjusted in a manner that would have the effect of reducing the amounts payable or paid. However, in accordance with Section 304 of the Sarbanes-Oxley Act of 2002, if the Company is required to restate its financial statements due to its material noncompliance with any financial reporting requirement under the federal securities laws as a result of misconduct, the CEO and CFO are legally required to reimburse the Company for any bonus or other incentive-based or equity-based compensation they received from the Company during the 12-month period following the first public issuance or filing with the SEC of the financial document embodying such financial reporting requirement, as well as any profits they realize from the sale of the Company’s securities during this 12-month period. The Company intends to comply with all applicable laws in this area.

Equity Compensation

The historical practice of the Board has been to grant equity-based awards to attract, retain, motivate and reward employees, particularly executive officers, and to encourage their ownership of an equity interest in the Company. To date, such grants have consisted of incentive stock options, non-qualified stock options and restricted stock. Generally, the Board has granted awards of stock options or restricted stock to executive officers upon their appointment as executive officers, with the Company’s obligation to grant the awards typically memorialized in an offer letter or employment agreement, or an addendum to an employment agreement, entered into with the applicable executive officer. Incentive stock options were awarded to some of the named executive officers and key employees in November 2003 coinciding with the appointment of Mr. Johnson as the CEO and the development of employment contracts. Non-qualified stock options were awarded to some executive officers and key employees in December 2005 as part of the Trace acquisition. Restricted stock grants were awarded to some executive officers and key employees in September 2006 as part of the Grant acquisition.

All equity-based awards have been reflected in the Company’s consolidated financial statements based upon the applicable accounting guidance. In December 2004, the FASB published FASB Statement

No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)” or the “Statement”). FAS 123(R) requires the Company to recognize in its financial statements the compensation cost relating to share-based payment transactions, including grants of employee stock options. The Company has to measure the cost based on the fair value of the equity or liability instruments issued. FAS 123(R), which replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance, covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. To date, the Company has only awarded stock options and restricted stock awards under the stock awards plan. Additionally, FAS 123(R) requires the Company to measure the cost of employee services received in exchange for stock options based on the fair value of the award on the grant date, and to recognize the cost over the period the employee is required to provide services for the award. FAS 123(R) permits the Company to use any option-pricing model that meets the fair value objective in the Statement. The Company adopted FAS 123(R) on a prospective basis beginning January 1, 2006, for stock-based compensation awards granted after that date and for unvested awards outstanding at that date using the modified prospective transition method. The Company recognizes the fair value of stock-based compensation awards as compensation expenses in the Company’s statement of operations on a straight line basis over the vesting period.

During 2006, the Board and executive management team changed its approach for granting equity-based awards. As a result, restricted stock awards were granted as part of the Grant acquisition in September 2006 as opposed to incentive or non-qualified stock option awards. The last grants of incentive and non-qualified stock options were made in April 2006.

In 2003, each of Messrs. Johnson and Concannon received incentive stock option grants. Mr. Johnson was granted an option to purchase 134,062 shares (post-reverse split) which fully vested on October 1, 2006. Mr. Johnson exercised his option on all 134,062 shares on November 6, 2006. Mr. Concannon was granted an option to purchase 35,000 shares (post-reverse split), of which 23,333 shares were vested at the time of his resignation. Mr. Concannon exercised his option on the 23,333 shares on September 6, 2006. In 2004, Dr. Bell was granted an option to purchase 35,000 shares (post-reverse split) which are two-third vested as of April 1, 2006. The remaining one-third vests on April 1, 2007. Dr. Bell has not exercised his options. These grants of incentive stock options to the executive officers and other employees were granted with exercise prices equal to or exceeding the fair value of the underlying shares of common stock on the grant date as determined by the Board.

In December 2005 in conjunction with the Trace acquisition, Messrs. Johnson, Concannon, Bell and White received non-qualified stock option grants which vest in three equal installments, subject to stockholder approval. These options were granted “in-the-money” where the current price of the stock on the grant date was greater than the exercise strike price. The strike price used for these option grants was the same as the price of the PIPE offering used to finance the Trace acquisition. As part of the Trace acquisition, a valuation was completed by an independent business valuation firm and the exercise strike price of the non-qualified options was determined based on that valuation report. All of the awards granted in December 2005 are two-thirds vested with the final one-third vesting on December 1, 2007. Stockholder approval was obtained in November 2006 during the Company’s Annual Meeting of Stockholders. None of the named executive officers have exercised their non-qualified stock options, however, Mr. Concannon forfeited his option to purchase 11,000 shares (post-reverse split) upon his resignation from the Company.

In September 2006 in conjunction with the Grant acquisition, Messrs. McCurdy, Miles, White and Yu received grants of restricted stock which vest equally over three years beginning one year from the award date. The first one-third vests on September 8, 2007.

The Company structures its cash incentive-based compensation so that it is taxable to the executive officers at the time it becomes available to them. The Company currently intends to be able to take a tax deduction on all cash compensation paid. However, as it relates to equity-based awards, the Company not entitled to a deduction with respect to the issuance or exercise of incentive stock options. However, if the employee optionee causes the incentive stock option to be disqualified by disposing of his or her stock prematurely prior to the end of the requisite holding period, then the Company may be able to take a deduction for that amount recognized by the employee optionee as ordinary income in the same year the employee optionee recognizes the income. In addition, the Company’s grant of shares of restricted stock are not subject to performance vesting provisions and thus, may not be fully deductible by the Company at the time the grant is otherwise taxable to the grantee.

The Company has not historically had a plan that requires it to grant equity-based awards to members of executive management on specified dates. However, Mr. Johnson’s new employment contract, executed on March 8, 2007, provides for an immediate award and that each year, effective March 15, and beginning in 2008, he will be awarded an annual equity award in the form of restricted stock and/or stock options calculated based on his then existing base salary and the closing price of Geokinetics stock on the effective date of the award. The number of restricted shares will be set by the Board and/or the Compensation Committee in accordance with a long term incentive plan to be adopted by the Company for its senior executives. The lifting of restrictions on the restricted shares or the vesting of option shares will take place over a 4 year period, with 1/4 each on the first, second, third and fourth anniversaries of the date of grant.

Historically, the Company has not made grants of equity-based awards that were timed to precede or follow the release or withholding of material non-public information but were made in conjunction with key acquisitions and corporate actions designed to retain key personnel. It is possible that the Company may establish programs or policies regarding the timing of equity-based awards in the future. The authority to make equity-based awards to executive officers rests with the Compensation Committee, which may consider the recommendations of the CEO and other executive officers.

Severance and Change of Control Payments

The Company’s Board believes that the Company should provide reasonable severance benefits to its employees, recognizing that it may be difficult for them to find comparable employment within a short period of time. The Company’s Board also believes it prudent that the Company should disentangle itself from employees whose employment terminates as soon as practicable. The Company’s historical practice for employees has been to make the termination of an employee effective at the expiration of a required advance notice period. In some situations, the termination of an employee is effective immediately upon the communication of the termination. In such cases, the Company has continued to pay, on a post-termination basis, base salary compensation to the terminated employee under his or her employment agreement, if any, for the specified advance notice period. The Company currently is not making any severance payments to any of its former executive officers.

The Company’s employment agreements with the named executives provide for substantial payments in the event of termination of their employment agreement or if the Company undergoes a change of control. The compensation due to the specific executive officer in the event of the termination varies depending on the nature of the termination and the type and timing of the termination. Additionally, the compensation due to the specific executive officer in the event of a change in control varies depending on the nature of the change in control and the resulting material impact to the named executive’s title or duties or a negative impact on overall compensation. For additional information regarding the termination and change in control provisions of an individual named executive’s employment agreement, refer to “Potential Payments Upon Termination or Change in Control” discussed later.

Other Benefits

The Company believes establishing competitive benefit packages for its employees is an important factor in attracting and retaining highly qualified personnel. Executive officers are eligible to participate in all of the Company’s employee benefit plans, including company-paid medical, dental, vision, group life and accidental death and dismemberment insurance and the Company’s 401(k) and international retirement plans, on the same basis as other employees. As an additional benefit, the Company maintains an individual life insurance policy at a rate of $300 per month for Mr. Johnson and Mr. White. The Company also pays Dr. Bell $700 per month for his medical insurance needs. Mr. McCurdy and Mr. Miles were due to receive cash payouts for accrued vacation earned through their employment with Grant existing at the time of the closing on the acquisition at the rate of their current base salary immediately prior to the closing of the acquisition. These payouts occurred in January 2007 in the amount of $16,827 for Mr. McCurdy and $25,753 for Mr. Miles. Additionally, the Company currently provides a matching contribution up to 4.5% on a 6% employee contribution under its 401(k) and international retirement plans. The Company does not offer pension or retirement benefits. The Company’s international officers and employees may have slightly different employee benefit plans than those offered domestically, typically based on certain legal requirements in that specific country.

Perquisites

The Company does not have a formal process for the Board to regularly review the perquisites received by members of senior management. Generally, perquisites are minimized and limited to items that support business development or allow for efficient time and resource management to enhance the productivity of the executive management team. The perquisites received by each senior executive are determined by his individual employment agreement. The specific perquisites some of the named executives are currently receiving or have received in the past include:

•       Reimbursement for all reasonable travel, entertainment and other expenses incurred in connection with the performance of his duties and obligations under his employment agreement;

•       A monthly automobile allowance;

•       Reimbursement for the rental of a corporate apartment; and

•       Paid membership in a lunch or country club of the executive’s choice.

Board Process

Up until the formation of the Compensation Committee in May 2006, the full Board, with the exception of the Company’s CEO, acted in the capacity of the Compensation Committee. Mr. Johnson did participate in deliberations with the Board concerning executive officer compensation. Going forward on at least an annual basis, the Compensation Committee will approve all compensation and awards to the CEO, CFO and the presidents of the business segments. With respect to equity compensation awarded to other employees, the Compensation Committee grants awards generally based on the recommendation of the CEO or other executive officers. The award of equity compensation is generally an event-driven negotiated process, such as the awarding of equity compensation to executives and key employees who were instrumental in completing the acquisitions of both Trace and Grant.

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation earned in or with respect to the last three fiscal years by:

•       each person who served as the Company’s chief executive officer in 2006;

•       each person who served as the Company’s chief financial officer in 2006; and

•       the Company’s three most highly compensated executive officers, other than the chief executive officer and the chief financial officer, who were serving as an executive officer at the end of 2006;

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($)		All Other Compensation ($)(5)		Total ($)
David A. Johnson,	2006	$280,020	$280,000	(1)	$—		$—		$8,400	(3)	$568,420
President and CEO	2005	$243,335	$—		$—		$497,500	(6)	$8,400	(3)	$749,235
	2004	$240,000	$202,000	(1)	$—		$—		$—		$442,000
Scott A. McCurdy,	2006	$62,169	$9,511		$288,575	(4)	$—		$18,427	(2)(3)	$378,682
Vice President and CFO
Richard F. Miles,	2006	$104,652	$19,022		$329,800	(4)	$—		$27,353	(2)(3)	$480,827
Chief Operating Officer
James C. White,	2006	$231,667	$75,000		$164,900	(4)	$796,000	(6)	$14,800	(3)	$1,282,367
Executive Vice President
M. Lee Bell,	2006	$190,000	$—		$—		$—		$13,200	(3)	$203,200
President—Processing and	2005	$190,000	$25,000		$—		$99,500	(6)	$13,200	(3)	$327,700
Interpretation	2004	$142,500	$—		$—		$182,000	(6)	—		$324,500
Thomas J. Concannon,	2006	$169,898	$50,000		$—		$—		$13,000	(3)	$232,898
Former CFO	2005	$161,670	$40,000		$—		$218,900	(6)	$19,500	(3)	$440,070
	2004	$150,000	$25,000		$—		$—		$—		$175,000
Chin H. Yu,	2006	$82,917	$20,000		$41,225	(4)	$—		$2,800	(3)	$146,942
Vice President—Finance; Former
Interim CFO

(1)             For 2006, the bonus amount reflects a combination of awards from the Senior Executive Incentive Program in the amount of $117,483 and a discretionary award by the Board in the amount of $162,517 for the 2005 calendar year. For 2004, the bonus amount includes a signing bonus of $151,500 and an incentive bonus of $50,500 for the 2003 calendar year.

(2)             Reflects additional compensation for accrued but unused vacation. Mr. McCurdy received $16,827 and Mr. Miles received $25,753 in January 2007.

(3)             Additional benefits received by the executive include monthly car allowances, paid life insurance, country club membership and the reimbursement for rental of corporate apartment. For 2006 and 2005, Mr. Johnson received reimbursement in the amount of $3,600 for life insurance payments and $4,800 for car allowance. For 2006, both Messrs. McCurdy and Miles received reimbursement in the amount of $1,600 for car allowance. For 2006, Mr. White received reimbursement in the amount of $5,200 for car allowance, $3,600 for life insurance and $6,000 for country club membership. For 2006 and 2005, Dr. Bell received reimbursement in the amount of $8,400 for medical insurance needs and $4,800 for car allowance. For 2006, Mr. Concannon received reimbursement in the amount of $9,800 for the rental of a corporate apartment and $3,200 for car allowance. For 2005, Mr. Concannon received reimbursement in the amount of $14,700 for the rental of a corporate apartment and $4,800 for car allowance. For 2006, Mr. Yu received reimbursement in the amount of $2,800 for car allowance.

(4)             On September 8, 2006 in conjunction with the acquisition of Grant, the Board awarded grants of restricted stock to executives and key employees, subject to stockholder approval which was obtained on November 1, 2006. The restricted stock awards vest equally over a three year period starting on September 8, 2006 with the restriction period ending in equal thirds on September 8, 2007, 2008 and 2009. Geokinetics stock closed at $16.50 on September 8, 2006 (post-reverse split). The value of the stock award is determined by multiplying the number of shares awarded by the $16.50 closing price. Each executive and employee who received a restricted stock awards paid $0.01 per share of stock received. Mr. McCurdy paid $175.00, Mr. Miles paid $200.00, Mr. White paid $100.00 and Mr. Yu paid $25.00.

(5)             No amounts of executive compensation are deferred under the 401(k) plan.

(6)             The option awards were calculated using fair value based on a Black-Scholes valuation model, utilizing a 159% volatility, 10-year treasury bond rate at the grant date and the stock price at the grant date. For Messrs. Johnson, White, Bell and Concannon’s 2005 option awards, the fair value at the grant date was $19.90 (post-reverse split). For Dr. Bell’s 2004 option award, the fair value at the grant date was $5.20 (post-reverse split).

EQUITY-RELATED COMPENSATION

2006 Grants of Plan-Based Awards

Set forth in the table below is information regarding:

•       Cash amounts that could have been received in 2006 by the named executive officers under the terms of the senior management incentive compensation plans or individual employment agreements; and

•       Stock option or restricted stock awards granted by the Compensation Committee to the named executive officers in 2006, reflected on an individual grant basis.

All awards were granted under the 2002 Stock Awards Plan and no outstanding options or equity-based awards were repriced or materially modified after the grant date. These grants represent all of the awards to the named executive officers under any plan during or with respect to 2006.

Name	Grant Date		Estimated Future Payouts Under Equity Incentive Plan Awards		All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options(3)	Exercise or Base Price of Option Awards ($/Sh)	Closing Market Price (post-reverse split)
David A. Johnson,	12/1/2005		$499,250	(5)	—	25,000	$12.50	$20.00
President and CEO	10/1/2003		$4,272,556	(5)	—	134,062	$0.60	$0.60
Scott A. McCurdy,	9/8/2006	(1)	$568,225	(4)	17,500	—	—	—
Vice President and CFO
Richard F. Miles,	9/8/2006	(1)	$649,400	(4)	20,000	—	—	—
Chief Operating Officer
James White,	9/8/2006	(1)	$324,700	(4)	10,000	—	—	—
Executive Vice President	12/1/2005		$798,800	(5)	—	40,000	$12.50	$20.00
M. Lee Bell,	12/1/2005		$99,850	(5)	—	5,000	$12.50	$20.00
President—Processing and	4/1/2004		$954,450	(5)	—	35,000	$5.20	$5.20
Interpretation
Thomas J. Concannon,	12/1/2005		$—	(2)	—	11,000	$12.50	$20.00
Former CFO	11/12/2003		$1,048,950	(5)	—	35,000	$2.50	$2.50
Chin Yu,	9/8/2006	(1)	$81,175	(4)	2,500	—	—	—
Vice President—Finance; Former Interim CFO

(1)             The fair value of the restricted stock awards granted on September 8, 2006 in conjunction with the acquisition of Grant, was determined using the closing price of the stock of $16.50 (post-reverse split) on September 8, 2006. Each executive and employee who received a restricted stock awards paid $0.01 per share of stock received. Mr. McCurdy paid $175.00, Mr. Miles paid $200.00, Mr. White paid $100.00 and Mr. Yu paid $25.00.

(2)             Mr. Concannon’s unvested and unexercised 11,000 non-qualified and 11,667 incentive stock options forfeited upon his resignation. There is no expected future payout on the options awarded on December 1, 2005.

(3)             The incentive stock options grants in 2003 to the executive officers and other employees, were granted with exercise prices equal to or exceeding the fair value of the underlying shares of common stock on the grant date, as determined by the Board. The non-qualified stock option grants in December 2005 were granted “in-the-money” where the current price of the stock on the grant date was greater than the exercise strike price. The strike price used for these option grants was the same as the price of the PIPE offering used to finance the Trace acquisition. As part of the Trace acquisition, a valuation was completed by an independent business valuation firm and the exercise strike price of the non-qualified options was determined based on that valuation report.

(4)             The estimated future payout value is determined by multiplying the number of shares awarded by the closing stock price of $32.47 on December 29, 2006.

(5)             The estimated future payout value is determined by multiplying the number of options awarded by the sum of the closing stock price of $32.47 on December 29, 2006 less the exercise price of the option.

Outstanding Equity Awards as of December 31, 2006

The following table provides information as of December 31, 2006, regarding vested and unvested stock options and restricted stock awards held by each of the named executive officers.

		Option Awards(3)				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
David A. Johnson,	12/1/2005	16,667	8,333	$12.50	12/1/2015	—	—
President and CEO
Scott A. McCurdy,	9/8/2006	—	—	—	—	17,500	$568,225	(2)
Vice President and CFO
Richard F. Miles,	9/8/2006	—	—	—	—	20,000	$649,400	(2)
Chief Operating Officer
James C. White,	12/1/2005	26,667	13,333	$12.50	12/1/2015	10,000	$324,700	(2)
Executive Vice President
M. Lee Bell,	12/1/2005	3,333	1,667	$12.50	12/1/2015	—	—
President—Processing and	4/1/2004	23,333	11,667	$5.20	4/1/2014	—	—
Interpretation
Thomas J. Concannon,
Former CFO(1)
Chin Yu,	9/8/2006	—	—	—	—	2,500	$81,175	(2)
Vice President—Finance;
Former Interim CFO

(1)             Mr. Concannon’s unvested and unexercised 11,000 non-qualified and 11,667 incentive stock options forfeited upon his resignation, thus there are no outstanding equity awards for him.

(2)             The market value is determined by multiplying the number of shares that have not vested by the closing stock price of $32.47 on December 29, 2006.

(3)             On December 1, 2005 in conjunction with the acquisition of Trace, the Board awarded grants of non-qualified stock options to executives and key employees, subject to stockholder approval which was obtained on November 1, 2006. The non-qualified stock option vest equally over a three-year period starting on the grant date of December 1, 2005 and ending on December 1, 2007.

Option Exercises and Stock Vested as of December 31, 2006

The following table provides information as of December 31, 2006, regarding options exercised and vested stock awards held by each of the named executive officers.

	Option Awards		Stock Awards(2)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
David A. Johnson, President and CEO	134,062	$3,485,612	—	$—
Scott A. McCurdy, Vice President and CFO	—	$—	—	$—
Richard F. Miles, Chief Operating Officer	—	$—	—	$—
James White, Executive Vice President	—	$—	—	$—
M. Lee Bell, President—Processing and Interpretation	—	$—	—	$—
Thomas J. Concannon, Former CFO	23,333	$384,995	—	$—
Chin Yu, Vice President—Finance; Former Interim CFO	—	$—	—	$—

(1)          The executives exercised their incentive stock options but are holding their shares. Mr. Johnson exercised his options on October 27, 2006 at a closing stock price of $26.00 (post-reverse split). Mr. Concannon exercised his options on September 6, 2006 at a closing stock price of $16.50 (post-reverse split).

(2)          No restricted stock awards have vested to date for the named executives. The restrictions lift on the first one-third on September 8, 2007.

PENSION BENEFITS

None of the named executive officers are covered by a pension plan or other similar benefit plan that provides for payments or other benefits at, following, or in connection with retirement.

NONQUALIFIED DEFERRED COMPENSATION

None of the named executive officers are covered by a defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Potential Payments Upon Termination or Change in Control

The Company has entered into employment agreements with the named executive officers that require the Company to make payments upon the severance of employment or a change in control of the Company. The specific payment amount and the benefit levels received by each executive are determined under the provisions of that executive’s particular employment agreement. These arrangements are discussed below.

Chief Executive Officer—David A. Johnson

Under his agreement dated September 30, 2003, Mr. Johnson is entitled to compensation in the event there is a material negative change in his job scope or remuneration package including a change in control, as defined in the Company’s 2002 Stock Awards Plan. In the absence of severance for cause, he will have the right to sever his employment and receive a severance package equal to three times the sum of his base salary and his most recent non-zero cash bonus. In the event a material negative change in his job scope or remuneration package occurred on December 31, 2006, Mr. Johnson would have received $1,680,060.

The Company’s employment agreement with Mr. Johnson prohibits him from competing in the seismic services industry during the term of his employment and for a period of two years after the termination of his employment for any reason. The non-compete is restricted to areas where the Company is operating at the time of his termination. His employment agreement also includes a provision relating to non-disclosure and confidentiality with respect to disclosure of the Company’s proprietary or confidential information.

On March 8, 2007, Mr. Johnson executed a new employment agreement with the Company. Mr. Johnson is entitled to compensation in the event there is a material negative change in his job scope or remuneration package (including severance at the Company’s request or associated with a change of control). In the absence of termination for cause, he will have the right to terminate his employment and receive a severance package equal to two times the sum of his base salary and the most recent non-zero cash bonus. In addition, all restrictions will be lifted from the 50,000 share restricted stock award he was granted pursuant to this new agreement. Until March 15, 2008, there will be a limit on this severance payment of $1,400,000 and the severance payments will be made in 24 equal monthly installments beginning immediately upon termination.

Under the new agreement, Mr. Johnson agrees not to compete in the seismic services industry during his employment and for a period of two years after termination if he is terminated for cause; voluntarily leaves the Company; or terminates as a result of a material change in his job scope or remuneration package as described above, so long as the payment described above is made. The non-compete would be restricted to the areas where the Company is operating at the time of his termination. This new agreement also includes a provision relating to non-disclosure and confidentiality with respect to disclosure of the Company’s proprietary or confidential information.

Chief Financial Officer—Scott A. McCurdy

If his employment is severed for any reason other than for cause, Mr. McCurdy is entitled to receive as compensation a sum equal to his annual base salary plus his most recent non-zero annual cash bonus, payable in a single lump sum on his termination date. In the event his employment was severed on December 31, 2006, Mr. McCurdy would have received $209,511, payable on his termination date. Additionally, the Company will continue to pay for his medical insurance coverage at the existing level for one year following his termination date.

In the event of a change in control, as defined in the 2002 Stock Awards Plan, that results in a diminution of Mr. McCurdy’s duties, responsibilities or position in the management of the Company and/or results in a material negative impact on his remuneration, he has the right to terminate his employment agreement with the Company by providing written notice within 90 days following the occurrence of the material negative event by giving the Company 60 days notice. He will be entitled to receive as compensation a sum equal to his annual base salary payable in a single lump sum on his termination date. In the event a change of control resulting in a material negative change in his job scope or remuneration package occurred on December 31, 2006, Mr. McCurdy would have received $200,000, payable on his termination date.

The Company’s employment agreement with Mr. McCurdy prohibits him from competing in the seismic services industry during the term of his employment and for a period of one year after the termination of his employment for any reason. The non-compete is restricted to areas where the Company is operating at the time of his termination. His employment agreement also includes an executed non-disclosure and confidentiality agreement with respect to disclosure of the Company’s proprietary or confidential information.

Vice President—Finance and Former Interim Chief Financial Officer—Chin H. Yu

If his employment is severed for any reason other than for cause, Mr. Yu is entitled to receive as compensation a sum equal to his annual base salary. In the event his employment was severed on December 31, 2006, Mr. Yu would have received $150,000. The Company’s employment agreement with Mr. Yu does not contain a non-compete clause.

Executive Vice President—James C. White

If his employment is severed for any reason other than for cause, Mr. White is entitled to receive as compensation a sum equal to two times his annual base salary plus his most recent bonus. In the event his employment was severed on December 31, 2006, Mr. White would have received $670,000. Additionally, the Company will continue to pay for his medical insurance coverage at the existing level for twenty-four months following his termination date.

The Company’s employment agreement with Mr. White prohibits him from competing in the seismic services industry if his employment terminates during the term of his agreement for a period of 24 months from the date of termination. The non-compete is restricted to areas involved in the same or similar work of the seismic service industry as the Company. The Company’s employment agreement with Mr. White further provides that he is prohibited from contacting, communicating with, or soliciting business of any the company’s customers or acquisition prospects with whom he made contact or learned about while employed with the company, for a period of twelve months from the date of termination. His employment agreement also includes an executed non-disclosure and confidentiality agreement with respect to disclosure of the Company’s proprietary or confidential information.

On March 5, 2007, Mr. White executed a supplement to his employment agreement which provided that from January 1, 2008 until February 1, 2008, he would have the right to make a one-time election to sever his employment with the Company. Upon making this election, Mr. White would receive a severance package equal to two times the sum of his base salary plus the most recent bonus, paid monthly for twenty-four months immediately following the election. Additionally, the Company will pay for Cobra insurance coverage for twenty-four months. Mr. White is also prohibited from competing in the seismic service industry during his employment and for a period of two years after termination if he elects to voluntarily leave the Company. The non-compete is restricted to areas where the Company is operating at the time of his termination.

Chief Operating Officer—Richard F. Miles

If his employment is severed for any reason other than for cause, Mr. Miles is entitled to receive as compensation a sum equal to his annual base salary. In the event his employment was terminated on December 31, 2006, Mr. Miles would have received $336,672, payable on his termination date. Additionally, the Company will continue to pay for his medical insurance coverage at the existing level for one year following his termination date.

The Company’s employment agreement with Mr. Miles prohibits him from competing in the seismic services industry during the term of his employment and for a period of one year after the termination of his employment either at the company’s election or of he voluntarily leaves. The non-compete is restricted to areas where the Company is operating at the time of his termination. His employment agreement also includes an executed non-disclosure and confidentiality agreement with respect to disclosure of the Company’s proprietary or confidential information.

President—Processing and Interpretation—M. Lee Bell

If his employment is severed for any reason other than for cause, Dr. Bell is entitled to receive as compensation a sum equal to his annual base salary plus his most recent bonus. In the event his employment was terminated on December 31, 2006, Dr. Bell would have received $215,000, payable on his termination date. Additionally, the Company will continue to pay for his medical insurance coverage at the existing level for one year following his termination date.

In the event of a Change in Control, as defined in the 2002 Stock Awards Plan, which results in a material negative impact on his job scope or remuneration package, he has the right to terminate his employment agreement. He will be entitled to receive as compensation a sum equal to his 1.5 times his annual base salary payable in a single lump sum on his termination date. In the event a change in control results in a material negative change in his job scope or remuneration package occurred on December 31, 2006, Dr. Bell would have received $285,000, payable on his termination date.

The Company’s employment agreement with Dr. Bell prohibits him from competing in the seismic services industry during the term of his employment and for a period of two years after the termination of his employment if he voluntarily leaves the company. If he is terminated at the company’s initiation, the non-compete requirement is no longer in force. The non-compete is restricted to areas where the Company is operating at the time of his termination. His employment agreement also includes an executed non-disclosure and confidentiality agreement with respect to disclosure of the Company’s proprietary or confidential information.

EXECUTIVE EMPLOYMENT ARRANGEMENTS

The Company is a party to the following employment agreements with the named executive officers as of December 31, 2006. Various provisions of these employment agreements have been discussed in previous sections. The cash component, which consists of the base salary and the incentive bonus, represent the largest proportion of the overall compensation package for each executive.

The Company was a party to an employment agreement dated September 30, 2003, with David A. Johnson, pursuant to which Mr. Johnson served as the President and Chief Executive Officer of the company reporting directly to the Board of Directors. The compensation payable to Mr. Johnson under the employment agreement consisted of: (i) an annual base salary of $240,000 per year (reviewed annually), (ii) participation in the Senior Executive Incentive Program equal to at least 50% of the Bonus Pool established thereunder, subject to a limit of three times base salary and (iii) an option to acquire 134,062 shares of Common Stock (post-reverse split), at an exercise price of $0.60 per share, exercise price being the fair market value of the Common Stock on the date of grant. The option has a ten-year term and vests over three years in six (6) equal increments, with the first increment vesting three months from the date of hire, the second vesting 12 months from the date of hire, and subsequent increments vesting on each of the four six-month anniversaries of the date of hire thereafter. Mr. Johnson received a one-time signing bonus of $151,500. Bonuses are payable within 90 days of the end of the Company’s fiscal year provided no notice of voluntary termination of employment has been given and no termination of employment for cause has occurred before the scheduled payment date. Mr. Johnson was also entitled to a lump sum payment equal to three times the sum of his current base salary and the most recent non-zero cash bonus in the event there was a material negative change in Mr. Johnson’s job scope or remuneration package. Pursuant to the employment agreement, Mr. Johnson has agreed not to compete in the seismic services industry during his employment and for two years after termination for any reason. Mr. Johnson’s employment may be terminated by either party for any reason, subject to the provisions of the employment agreement.

On March 8, 2007, Mr. Johnson entered into a new employment agreement with the Company pursuant to which Mr. Johnson serves as the President and Chief Executive Officer of the Company reporting directly to the Board of Directors. The compensation payable to Mr. Johnson under the employment agreement consists of: (i) an annual base salary of $350,000 per year (reviewed annually), (ii) participation in an incentive bonus program where he could earn additional sums as a bonus based upon the annual performance of the Company and various other performance metrics mutually agreed annually by Mr. Johnson and the Board and/or the Compensation Committee of the Board. Mr. Johnson’s target bonus level will be one times his annual salary. The Board and/or the Compensation Committee have discretion to adjust the actual award based on the performance factors above. The bonus is payable within 75 days of the end of the Company’s fiscal year, provided that no notice of voluntary termination has been given by Mr. Johnson and no termination of his employment for cause has taken place before such date; and (iii) an award of 50,000 restricted shares of Geokinetics stock with restrictions lifting over a 4 year period, with 1/4 lifted on each of the first, second, third and fourth anniversaries of the date of the award date. The restrictions on these shares will be lifted upon Mr. Johnson’s death. Other conditions relating to the lifting of restrictions from the 2002 Stock Option Plan, as amended, will apply, including lifting of restrictions due to change of control. In the event of a material negative change in his job scope or remuneration package (including severance at the Company’s request or associated with a change of control) and in the absence of termination for cause, Mr. Johnson will have the right to terminate his employment and receive a severance package equal to two times the sum of his base salary and the most recent non-zero cash bonus. In addition, all restrictions will be lifted from the 50,000 share restricted stock award he was granted under the new employment agreement. Until March 15, 2008, there will be a limit on this severance payment of $1,400,000. Severance payments will be made in 24 equal monthly installments beginning immediately upon Mr. Johnson’s termination. Pursuant to the new employment agreement, Mr. Johnson has agreed not to compete in the seismic services industry during his employment and for two years after termination if he is terminated for cause; voluntarily leaves the Company; or he terminates as a result of a material negative change in his job scope or remuneration package severance at the Company’s request or associated with a change of control.

The Company is a party to a three-year employment agreement dated September 8, 2006, with Scott A. McCurdy, pursuant to which Mr. McCurdy serves as the Vice President and Chief Financial Officer of the Company. The compensation payable to Mr. McCurdy under the employment agreement consists of: (i) an annual base salary of $200,000 per year (reviewed annually), (ii) participation in the Senior Executive Incentive Program up to an annual bonus limit of two times base salary and (iii) an award of 17,500 restricted shares (post-reverse split) of the Company’s Common Stock, which restrictions will be lifted in three equal annual installments beginning September 8, 2007. Mr. McCurdy is also entitled to a lump sump payment equal to one times his current base salary plus his most recent annual non-zero cash bonus if the Company terminates his employment for any reason other than for cause. The employment agreement also provides that Mr. McCurdy will not compete in the seismic services industry during his employment and for one year after a voluntary termination of employment by Mr. McCurdy.

The Company is a party to a three-year employment agreement dated August 23, 2006, with Richard F. Miles, pursuant to which Mr. Miles serves as the President of Grant Geophysical. The compensation payable to Mr. Miles under the employment agreement consists of: (i) an annual base salary of $336,672 per year (reviewed annually), (ii) participation in the Senior Executive Incentive Program up to an annual bonus limit of two times base salary and (iii) an award of 20,000 restricted shares of the Company’s Common Stock, (post-reverse split) which restrictions will be lifted in three equal annual installments beginning one year from date of hire. Mr. Miles is also entitled to a lump sump payment equal to one times his current base salary plus his most recent bonus if the Company terminates Mr. Miles’ employment for any reason other than for cause. The employment agreement also provides that Mr. Miles will not compete in the seismic services industry during his employment and for one year after a voluntary termination of employment by Mr. Miles. On March 5, 2007, Mr. Miles was named Chief Operating Officer.

The Company is a party to a three year employment agreement dated December 1, 2005, with James White, pursuant to which Mr. White serves as President of Quantum Geophysical, Inc. The compensation payable to Mr. White under the employment agreement consists of: (i) an annual base salary of $220,000 per year (reviewed annually), (ii) participation in the Senior Executive Incentive Program up to an annual bonus limit of two-times base salary and (iii) an option to acquire 40,000 shares of Common Stock (post-reverse split), at an exercise price of $12.50 per share, such exercise price being below the fair market value of the Common Stock on the date of grant. The option has a ten-year term and vests in three equal increments, with the first increment vesting upon the date of grant, the second increment vesting one year from the date of grant and the final increment vesting on the second anniversary of the grant date. Mr. White is also entitled to a lump sum payment equal to 1.75 times his current base salary if the Company terminates Mr. White’s employment for any reason other than for cause. The employment agreement also provides that Mr. White will not compete in the seismic services industry during his employment and for 1.75 years after a voluntary termination of employment by Mr. White.

Mr. White’s employment agreement was amended on September 20, 2006, to reflect an increase in his annual salary to $260,000 effective September 16, 2006. Additionally, Mr. White was awarded 10,000 restricted shares of Geokinetics stock (post-reverse split) with restrictions lifted in three equal annual installments beginning one year from the grant date. The agreement was amended to also reflect a change in the level of severance payment, increasing the amount Mr. White would be entitled to receive as compensation a sum equal to two times the sum of his annual salary and most recent bonus.

On March 5, 2007, Mr. White’s employment agreement was modified to reflect his new position as Executive Vice President reporting to the Chief Operating Officer. From January 1, 2008 until February 1, 2008, Mr. White has the right to make a one-time election to sever his employment with the Company by giving written notice. Should Mr. White make this one-time election, he will receive a severance package equal to two times the sum of his base salary plus the most recent bonus, paid monthly for twenty-four months immediately following his election. The Company will also pay for Cobra insurance coverage for twenty-four months. Mr. White agrees not to compete in the seismic service industry during his employment and for a period of two years after termination if he elects to voluntarily leave the Company. The non-compete is restricted to the areas where the Company is operating at the time of his termination.

The Company is a party to a three year employment agreement dated March 14, 2004, with M. Lee Bell, pursuant to which Dr. Bell served as President—Processing and Interpretation for Geophysical Development Corporation, a subsidiary of the company. The compensation payable to Dr. Bell consists of: (i) an annual base salary of $190,000 per year (reviewed annually) and (ii) participation in the Senior Executive Incentive Program up to an annual bonus limit of two times base salary. Dr. Bell is also entitled to compensation equal to one times his current base salary plus his most recent bonus if the Company severs his employment for any reason other than for cause. The employment agreement also provides that Dr. Bell will not compete in the seismic services industry during his employment and for two year after a voluntary termination of employment by Dr. Bell If Dr. Bell is terminated at the Company’s initiation, then the non-compete requirement will no longer be in force.

The Company is a party to a three year employment agreement dated May 23, 2006, with Chin Yu, pursuant to which Mr. Yu serves as the Controller of the Company. This agreement was amended on September 1, 2006, pursuant to which Mr. Yu serves as Vice President of the Company. The compensation payable to Mr. Yu under the amended employment agreement consists of: (i) an annual base salary of $150,000 per year effective September 1, 2006 (reviewed annually), (ii) participation in the Senior Executive Incentive Program up to an annual bonus limit of two times base salary and (iii) an award of 2,500 restricted shares of Geokinetics’ Common Stock, (post-reverse split on November 3, 2006) which restrictions will be lifted in three equal annual installments beginning one year from the Effective Date. Mr. Yu is also entitled to a lump sump payment equal to one time his current base salary if the Company severs Mr. Yu’s employment for any reason other than for cause.

STOCK AWARDS PLAN

The Company’s 2002 Stock Awards Plan was adopted on October 30, 2002, and approved by the stockholders at the 2002 Annual Meeting of Stockholders. The shares available under the 2002 Plan are used primarily to grant stock options to certain employees, members of the Board or any persons affiliated with the Company.

Historically, awards under the plan have generally been event-driven based upon an executive’s involvement in and contribution to a major corporate action such as an acquisition. Currently, the company does not grant equity awards annually to all executives nor are there any performance-based or other material conditions applicable to the plan. The stock options and restricted stocks that have been granted to date have vested equally over three periods, starting either from the date of grant or one year from the grant date.

Prior to December 2005, a total of 3,351,556 shares of Common Stock were originally reserved for issuance under the 2002 Plan. In December, 2005, the Board determined that the 2002 Plan be amended to provide for 2,230,000 additional shares of Common Stock to be authorized and reserved for the 2002 Plan, subject to stockholder approval at the next Annual Meeting. This action was taken to permit awards to additional employees added through the acquisition of Trace in December 2005. On September 6, 2006, the Board approved a resolution to increase the total number of shares of Common Stock authorized and subject to the 2002 Plan to a total of 8,000,000 shares, subject to stockholder approval. This action was taken to permit awards to the additional employees added through the acquisition of Grant in September 2005. Effective November 3, 2006, the Company’s stockholders approved a 1-for-10 reverse split of its Common Stock.

Summary of the 2002 Plan

Purpose.   The purpose of the 2002 Plan is to provide a means by which the Company may attract, retain and motivate employees, members of the Board or other persons affiliated with the Company (the “2002 Plan Participants”) and to provide a means whereby such 2002 Plan Participants can acquire and maintain stock ownership, thereby strengthening their concern for the welfare of the Company. A further purpose of the 2002 Plan is to provide 2002 Plan Participants with additional incentive and reward opportunities designed to enhance the profitable growth and increase stockholder value of the Company. Accordingly, the 2002 Plan provides for granting (i) incentive stock options, (ii) nonqualified stock options, (iii) stock appreciation rights, (iii) restricted stock awards, (iv) Phantom Stock Awards, or (v) any combination of the foregoing, as is best suited to the particular circumstances as provided herein (individually or collectively, the “Award”).

Administration.   The 2002 Plan is to be administered by the Board or, in the discretion of the Board, a committee appointed by the Board (the “2002 Plan Committee”). Subject to the provisions of the 2002 Plan, the Board or the 2002 Plan Committee will have sole authority, in its discretion, to determine which 2002 Plan Participant shall receive an Award, the time or times when such Award shall be made, whether an Incentive Stock Option, Nonqualified Option or Stock Appreciation Right shall be granted, the number of shares of Common Stock which may be issued under each Incentive Stock Option, Nonqualified Stock Option, Stock Appreciation Right or Restricted Stock Award, and the value of each Phantom Stock Award. In making such determinations the Board or the 2002 Plan Committee may take into account the nature of the services rendered by the respective 2002 Plan Participants, their present and potential contributions to the Company’s success and such other factors as the Board or the 2002 Plan Committee in its discretion shall deem relevant. Subject to the express provisions of the 2002 Plan, the Board or the 2002 Plan Committee is authorized to construe the 2002 Plan, to prescribe such rules and regulations relating to the 2002 Plan as it may deem advisable to carry out the 2002 Plan, and to determine the terms, restrictions and provisions of each Award, including such terms, restrictions and provisions as shall be requisite in the judgment of the Board or the 2002 Plan Committee to cause designated stock options to qualify as Incentive Stock Options, and to make all other determinations necessary or advisable for administering the 2002 Plan.

Grant of Stock Options.   Incentive Stock Options may only be granted to employees of the Company and its affiliates. To the extent that the aggregate fair market value (determined at the time the respective Incentive Stock Option is granted) of Common Stock with respect to which Incentive Stock Options are exercisable for the first time by an individual during any calendar year (under all “incentive stock option” plans of the Company or of its parent or subsidiary corporations) exceeds $100,000, the Incentive Stock Options covering shares of Common Stock in excess of $100,000 (but not Incentive Stock Options covering Common Stock up to $100,000) shall be treated as Nonqualified Stock Options as determined by the Board or the 2002 Plan Committee. No Incentive Stock Option shall be granted to an individual if, at the time the stock option is granted, such individual owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or of the parent or subsidiary corporation, within the meaning of Section 422(b)(6) of the Code, unless (i) at the time such stock option is granted the option price is at least 110% of the fair market value of the Common Stock subject to the stock option and (ii) such stock option is by its terms is not exercisable after the expiration of five years from the date of grant. The price at which a share of Common Stock may be purchased upon exercise of a Incentive Stock Option or a Nonqualified Stock Option shall be determined by the Board or the 2002 Plan Committee, but such purchase price shall not be less than, in the case of Incentive Stock Options, the fair market value of Common Stock subject to the stock option on the date the stock option is granted and such purchase price shall be subject to adjustment as provided in the 2002 Plan. An Award shall not be transferable otherwise than by will or the laws of descent and distribution or pursuant to a “qualified domestic relations order” as defined by the Code or Title I of the Employee Retirement Income Security Act of 1974, as amended, or the rules thereunder, and shall be exercisable, during the lifetime of the employee receiving such Awards, only by such employee or the employee’s guardian or legal representative.

Amendment and Termination.   The Board in its discretion may terminate the 2002 Plan at any time with respect to any shares for which Awards have not theretofore been granted. The Board shall have the right to alter or amend the 2002 Plan or any part thereof from time to time; provided that no change in any Award theretofore granted may be made which would impair the rights of the 2002 Plan Participant receiving such Award without the consent of such employee (unless such change is required in order to cause the benefits under the 2002 Plan to qualify as performance-based compensation within the meaning of Section 162(m) of the Code and applicable interpretive authority thereunder).

Federal Income Tax Consequences of Awards

The following is a summary of the current federal income tax rules related to the grant and exercise of Nonqualified Stock Options, Nonqualified Stock Options with Stock Appreciation Rights, Incentive Stock Options, Incentive Stock Options with Stock Appreciation Rights, Restricted Stock Awards, and Phantom Stock Awards.

Nonqualified Stock Options

The tax consequences to an optionee of the initial grant of a Nonqualified Stock Option depend upon whether or not a “readily ascertainable fair market value” for the stock option is determinable at the time the option is granted. It is contemplated that the Nonqualified Stock Options will not have a readily ascertainable fair market value. Accordingly, a grantee of a Nonqualified Stock Option will not recognize taxable income on the grant of the option. Upon a grantee’s exercise of a Nonqualified Stock Option, (i) the grantee will recognize ordinary income in an amount equal to the difference between the exercise price of the shares purchased pursuant to the Nonqualified Stock Option and their fair market value on the exercise date, and (ii) the Company will be entitled to a tax deduction in an amount equal to such difference. An optionee’s tax basis in the stock acquired pursuant to the exercise of a Nonqualified Stock Option will be equal to the sum of the amount of cash paid and the amount of ordinary income recognized on such exercise. Upon the subsequent sale or disposition of shares of Common Stock, any amount received in excess of the optionee’s tax basis in such shares will be treated as short-term or long-term capital gain, depending on the holding period.

Nonqualified Stock Options with Stock Appreciation Rights

A grant of Stock Appreciation Rights is not a taxable event. The Stock Appreciation Rights may be paid in cash or shares of Common Stock or both. If cash is given upon exercise of the Stock Appreciation Rights, the grantee will recognize ordinary income in the amount of cash received. If Common Stock is given upon the exercise of the Stock Appreciation Rights, generally the fair market value of the Common Stock will be recognized as ordinary income by the grantee (subject to potential delay in taxation in the event the Common Stock is subject to certain restrictions). The Company will be entitled to a tax deduction to the extent that a grantee recognizes ordinary income upon the exercise of the Stock Appreciation Rights.

Incentive Stock Options

A grantee of Incentive Stock Options generally does not recognize taxable income either on the date of grant or on the date of exercise. Upon the exercise of the Incentive Stock Option, however, the difference between the fair market value of the Common Stock received and the option price may be subject to the alternative minimum tax. Upon disposition of shares of Common Stock acquired from the exercise of an Incentive Stock Option, long-term capital gain or loss is generally recognized in an amount equal to the difference between the amount realized on the sale or disposition and the exercise price. However, if a grantee disposes of the shares of Common Stock within two years of the date of grant or within one year of the date of exercise, the grantee will recognize ordinary income equal to the lesser of (i) the amount realized at the disposition, or (ii) the difference between the fair market value of the shares of the Common Stock received on the date of exercise and the exercise price. Any remaining gain or loss is treated as a short-term or long-term capital gain or loss, depending on the period of time the shares are held. The Company is not entitled to a tax deduction on either exercise of an Incentive Stock Option or disposition of shares of Common Stock acquired pursuant to such exercise, except to the extent that a grantee recognizes ordinary income on the disposition of such shares.

Incentive Stock Options with Stock Appreciation Rights

A grant of Stock Appreciation Rights is not a taxable event. The Stock Appreciation Rights may be paid in cash or shares of Stock or both. If cash is given upon exercise of the Stock Appreciation Rights, the grantee will recognize ordinary income in the amount of cash received. If Stock is given upon the exercise of the Stock Appreciation Rights, generally the fair market value of the Common Stock will be recognized as ordinary income by the Grantee (subject to potential delay in taxation in the event the Common Stock is subject to certain restrictions).

The Company will be entitled to a tax deduction to the extent that a grantee recognizes ordinary income upon the exercise of a Stock Appreciation Rights.

Restricted Stock Awards

The tax consequences to a recipient of Restricted Stock are governed by Section 83 of the U.S. Internal Revenue Code. Typically, an award of Restricted Stock will be subject to a substantial risk of forfeiture and non-transferability restrictions so that there will be no tax consequences at the time of the award of Restricted Stock. However, at such time as the stock becomes transferable or is no longer subject to a substantial risk of forfeiture, then the recipient will reorganize ordinary income based on the fair market value of such stock and the Company will be entitled to a tax deduction in the same amount. Alternatively, a recipient can make an election under Section 83(b) of the Code within 30 days following receipt of Restricted Stock, the effect of which is to accelerate the taxable event so that the recipient will recognize ordinary income equal to the fair market value of the Restricted Stock as of the date of the award. Thereafter, a recipient will not recognize any further gain until the stock is sold. The recipient’s basis in the stock will be sum of the amount paid for the stock and any amount included in income as a result of the Section 83(b) election.

Phantom Stock Awards

A grant of Phantom Stock is not a taxable event. At the time that the recipient is ultimately paid the amount of Phantom Stock (whether in cash or Common Stock of the Company) the Recipient will recognize ordinary income based on the value of the amount received and the Company will be entitled to a tax deduction in the same amount at that time.

DIRECTOR COMPENSATION

Prior to May 2006, the Company’s non-employee directors were not compensated for their services as directors. They were, however, reimbursed for their actual expenses incurred in attending meetings of the Board. The Company’s CEO Mr. Johnson is the only employee director and he receives no compensation in his capacity as a director. On May 17, 2006, the Board established three board committees: the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee. Gary M. Pittman was selected as chairman of the Audit Committee with Christopher M. Harte and William R. Ziegler serving as additional members. Mr. Harte was selected as chairman of the Compensation Committee with Mr. Ziegler and Mr. Pittman serving as additional members. Mr. Ziegler was selected as chairman of the Corporate Governance and Nominating Committee with Mr. Harte and Mr. Pittman serving as additional members.

On September 6, 2006, the Company adopted a policy effective from May 17, 2006, under which each incumbent non-employee Director received an annual retainer of $15,000, with an additional stipend of $15,000 for the Chairman of the Board, $7,500 for the Chairman of the Audit Committee and $5,000 for the Chairman of the Compensation Committee. Each director is also entitled to receive $1,000 per Board meeting attended and $250 per committee meeting attended in person or by telephone.

Additionally for 2006, each incumbent non-employee director was entitled to receive an award of $50,000 of restricted stock based on the fair market value of the Company’s stock at the close of business on September 6, 2006. The number of shares to be issued to each director is determined by dividing $50,000 by such closing price, thus each incumbent director was awarded 3,030 shares of restricted stock. The stock grants vest over a period of three years, with equal annual vesting over that period, subject to earlier vesting in the event of death or disability of a director or a change of control transaction. The first one-third of the restricted shares vest on September 6, 2007. Robert L. Cabes, Jr., who was appointed to the Board on November 2, 2006, also received 3,030 share of restricted stock subject to a three-year vesting period with the first one-third of the restricted shares vesting on November 2, 2007. Going forward, the Board intends to grant future equity awards on an annual basis in an amount recommended by the Compensation Committee and approved by the full Board. Pursuant to the Board resolution authorizing this policy, the issuance to new non-employee Directors will occur automatically, and this policy will continue until amended or terminated by the Board. The value of the restricted Common Stock received by the non-employee Directors is ordinary taxable income for each recipient. There is no deferred compensation for directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(3)	Total ($)
William R. Ziegler	$39,500	$50,000	$89,500
Chairman of the Board; Chairman of Corporate Governance and Nominating Committee
Gary M. Pittman	$27,579	$50,000	$77,579
Chairman of Audit Committee(1)
Christopher M. Harte	$28,750	$50,000	$78,750
Chairman of Compensation Committee
Steven A. Webster, Director	$24,000	$50,000	$74,000
Robert L. Cabes, Jr., Director(2)	$3,505	$78,780	$82,285

(1)          Mr. Pittman joined the Board of Directors in May 2006.

(2)          Mr. Cabes joined the Board of Directors in November 2006 after the Annual Meeting of Stockholders. He is obligated under his employment with Avista Capital Holdings LP to transfer any remuneration he receives as a director of the company to Avista.

(3)          Each director was awarded 3,030 shares of restricted stock which was determined by dividing $50,000 by the closing price of the stock of $16.50 (post-reverse split) on September 6, 2006. Robert Cabes, who was appointed to the Board on November 2, 2006, was also awarded 3,030 shares upon his appointment.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management

The following tables set forth, as of December 31, 2006, the number of shares of the Company’s common stock beneficially owned by (i) each person known by the Company (based on filings under Section 13(d) or 13(g) of the Exchange Act) to be the holder of more than five percent of the Company’s voting securities, (ii) each director, (iii) each executive officer, and (iv) all of the Company’s directors and officers as a group. None of the directors, nominees for director or named executive officers own any of the Company’s Series B Preferred Stock, and the Company is not aware of any person who owns more than five percent of the Company’s Series B Preferred Stock. Unless otherwise indicated, each holder has sole voting and investment power with respect to the shares of common stock owned by such holder.

Directors and Executive Officers

Name and Address of Directors and Executive Officers	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Steven A. Webster 1000 Louisiana, Suite 1500 Houston, Texas 77002	Common	1,392,998 shares(2)(3)	24.16%
William R. Ziegler 230 Park Avenue, Suite 1130 New York, New York 10169	Common	918,931 shares(3)(6)	15.99%
David A. Johnson One Riverway, Suite 2100 Houston, Texas 77056	Common	146,028 shares(11)	2.55%
Christopher M. Harte P. O. Box 696 Spicewood, Texas 78669	Common	87,073 shares(3)(9)	1.52%
Lynn A. Turner One Riverway, Suite 2100 Houston, Texas 77056	Common	63,333 shares(8)	1.09%
Michael A. Dunn One Riverway, Suite 2100 Houston, Texas 77056	Common	32,237 shares(8)(12)	0.56%
Gary M. Pittman 8110 Georgetown Pike McLean, Virginia 22102	Common	6,980 shares(3)	0.12%
M. Lee Bell One Riverway, Suite 2100 Houston, Texas 77056	Common	26,666 shares(8)(13)	0.46%
James C. White One Riverway, Suite 2100 Houston, Texas 77056	Common	36,667 shares(14)	0.64%
Robert L. Cabes, Jr. 1000 Louisiana, Suite 1500 Houston, Texas 77002	Common	3,030 shares(16)	0.05%

Richard F. Miles 14521 Old Katy Rd. #100 Houston, TX 77079	Common	20,000 shares(17)	0.35%
Scott A. McCurdy 14121 Old Katy Rd. #100 Houston, TX 77079	Common	17,500 shares(18)	0.31%
Chin H. Yu 14521 Old Katy Rd. #100 Houston, TX 77079	Common	2,500 shares(19)	0.04%
All Directors and Executive Officers as a Group	Common	2,142,386 shares(10)	35.82%

Beneficial Owners

Name and Address of Beneficial Owners	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Maple Leaf Partners, L.P. 450 Laurel Street, Suite 2105 Baton Rouge, Louisiana 70801	Common	892,962 shares	15.36%
Dane Andreeff Andreeff Equity Advisor, L.L.C. 450 Laurel Street, Suite 2105 Baton Rouge, Louisiana 70801	Common	1,539,999 shares(4)	26.22%
Credit Suisse Eleven Madison Avenue New York, New York 10010	Common	597,047 shares(5)	10.41%
Maple Leaf Offshore, Ltd. 450 Laurel Street, Suite 2105 Baton Rouge, Louisiana 70801	Common	590,295 shares	10.20%
Blackhawk Investors II, L.L.C. 14701 St. Mary’s Lane, Suite 800 Houston, Texas 77079	Common	531,780 shares	9.28%
Avista Capital Partners GP, LLC 65 E. 55th Street, 18th Floor New York, NY 10022	Common	2,525,721 shares(7)(15)	32.33%

       (1) These percentages are calculated on the basis of 5,733,227 shares of common stock (adjusted to give effect to the one-for-ten reverse stock split that was effective November 3, 2006), that were issued and outstanding on December 31, 2006, plus, with respect to each person, group or entity listed, such number of shares of common stock as such person or entity has the right to acquire pursuant to options, warrants, conversion privileges or other rights held by such person or entity. Certain shares are deemed beneficially owned by more than one person or entity listed in the table.

       (2) Includes (i) 547,411 shares owned of record by Mr. Webster, (ii) 531,780 shares of common stock owned of record by Blackhawk Investors II L.L.C., (iii) 79,777 shares of common stock owned of record by Somerset Capital Partners (“SCP”), since Mr. Webster is one of three general partners of SCP, (iv) 28,000 shares of common stock, assuming the exercise of warrants owned of record by Mr. Webster, (v) 110,702 shares of common stock owned of record by Kestrel Capital, L.P., since

Mr. Webster is President of Peregrine Management, LLC, the sole General Partner of Kestrel Capital, L.P., (vi) 4,000 shares of common stock, assuming the exercise of the warrants owned by Kestrel Capital, L.P., and (vii) 88,298 shares of common stock owned of record by Cerrito Partners, since Mr. Webster is the Managing Partner of Cerrito Partners.

       (3) Includes an award of 3,030 shares of restricted common stock to each director under the 2002 Stock Awards Plan on November 1, 2006.

       (4) Includes 811,784 shares owned of record by Maple Leaf Partners, L.P., (ii) 81,178 shares of common stock assuming the exercise of warrants owned of record by Maple Leaf Partners, L.P., (iii) 536,632 shares owned of record by Maple Leaf Offshore, Ltd., (iv) 53,663 shares of common stock, assuming the exercise of warrants owned by Maple Leaf Offshore, Ltd., (v) 51,584 shares owned of record by Maple Leaf Partners I, L.P. and (vi) 5,158 shares of common stock, assuming the exercise of warrants owned by Maple Leaf Partners I, L.P.

       (5) Includes (i) 476,763 shares owned of record by DLJ Investment Partners, L.P., (ii) 33,973 shares owned of record by DLJ Investment Funding, Inc., (iii) 79,248 shares owned of record by DLJ ESC II, L.P., and (iv) 7,063 shares owned of record by DLJ Investment Partners, Inc.

       (6) Includes (i) 292,344 shares owned of record by Mr. Ziegler, (ii) 531,780 shares of common stock owned of record by Blackhawk Investors II L.L.C., (iii) 79,777 shares of common stock owned of record by SCP, since Mr. Ziegler is one of three general partners of SCP, and (iv) 12,000 shares of common stock, assuming the exercise of warrants owned of record by Mr. Ziegler.

       (7) Includes (i) 412,032 shares owned of record by Avista and (ii) 27,469 shares owned of record by Avista Capital Partners (Offshore), L.P., a company whose general partner is Avista Capital Partners GP, LLC. Avista Capital Partners GP, LLC is also the general partner of Avista.

       (8) Includes vested stock options to purchase common stock held by the named executive. Does not include unvested stock options to purchase 6,667 shares of common stock included as part of a December 2005 award of 20,000 options to purchase common stock.

       (9) Includes (i) 75,298 shares of common stock owned of record by Spicewood Investment Partners 2004 L.P., of which Mr. Harte is the general partner, (ii) 4,000 shares of common stock, assuming the exercise of warrants owned of record by Spicewood Investment Partners 2004 L.P., and (iii) 4,745 shares of common stock owned of record by Spicewood Family Partners of which Mr. Harte is the general partner.

(10) Includes an aggregate of (i) 1,894,236 issued and outstanding shares beneficially owned by the directors and executive officers as a group and (ii) 183,000 shares of common stock that such persons have the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights held by such persons.

(11) Includes vested stock options to purchase common stock held by the named executive. Does not include unvested stock options to purchase 8,333 shares of common stock included as part of a December 2005 award of 25,000 options to purchase common stock.

(12) Includes vested stock options to purchase common stock held by the named executive. Does not include unvested stock options to purchase 833 shares of common stock included as part of a December 2005 award of 2,500 options to purchase common stock.

(13) Includes vested stock options to purchase common stock held by the named executive. Does not include unvested stock options to purchase 1,667 shares of common stock included as part of a December 2005 award of 5,000 options to purchase common stock.

(14) Includes vested stock options to purchase common stock held by the named executive. Does not include unvested stock options to purchase 13,333 shares of common stock included as part of a December 2005 award of 40,000 options to purchase common stock; includes an award of 10,000 shares of restricted stock.

(15) Includes 1,974,090 shares of common stock issuable upon conversion of 197,409 shares of Series B Preferred Stock held by Avista and 112,130 shares of common stock issuable upon conversion of

11,213 shares of the Company’s Series B Preferred Stock held by Avista Capital Partners (Offshore), L.P.

(16) Mr. Cabes is an employee of Avista Capital Partners, L.P., but disclaims all rights of ownership to any capital stock held by such stockholder. Includes an award of 3,030 shares of restricted common stock granted to Mr. Cabes on November 2, 2006, upon his appointment to the Board.

(17) Includes an award of 20,000 shares of restricted stock.

(18) Includes an award of 17,500 shares of restricted stock.

(19) Includes an award of 2,500 shares of restricted stock.

Item 13.                 Certain Relationships and Related Transactions

In connection with certain financing transactions that were completed in April and July of 1997 with William R. Ziegler, Steven A. Webster and Blackhawk Investors, L.L.C. (of which Messrs. Ziegler and Webster serve as the two partners of its sole managing member), the Company entered into a three-year consulting agreement (beginning April 25, 1997) with William R. Ziegler, pursuant to which Mr. Ziegler agreed to provide the Company with certain strategic planning and other consulting services. Mr. Ziegler and Mr. Webster each serve as directors of the Company. Under Mr. Ziegler’s consulting agreement, Mr. Ziegler received a quarterly consulting fee equal to one-half of 1% of the total investment made by him and certain other persons on or before July 31, 1997 in the Company’s debt and equity securities that were outstanding as of the end of each quarter during the term of the consulting agreement. Mr. Ziegler’s consulting agreement expired on April 25, 2000 and was not renewed. As of December 31, 2005, the Company owed Mr. Ziegler $389,873 in consulting fees pursuant to the agreement. In addition, in July 1997, the Company entered into an Investment Monitoring Agreement with Blackhawk Capital Partners, the managing member of Blackhawk Investors, L.L.C., pursuant to which Blackhawk Capital Partners was appointed to oversee Blackhawk Investors, L.L.C.’s investments in the Company. As of December 2003, Blackhawk Investors, L.L.C. had divested itself of its original investment in the Company. As of December 31, 2005, the Company owed Blackhawk Capital Partners $162,500 in consulting fees under this agreement. These amounts were paid in full and the obligations were satisfied in September 2006.

On December 1, 2005, in connection with the financing of the Trace acquisition, the Company completed a private placement of $30.8 million of its common stock and warrants to purchase common stock, net of offering costs of approximately $1.5 million. The Company sold 2,467,000 shares of its common stock at a per share price of $12.50, and warrants to purchase an additional 274,105 shares of common stock. The warrants are exercisable at a price of $20.00 per share, may be exercised at any time after the date of issuance and expire five years after the date of issuance. Three of the Company’s directors (Messrs. Ziegler, Webster and Harte) participated in the private placement of common stock and warrants to purchase common stock. Their combined purchases totaled 480,000 shares of common stock representing $6.0 million of the total offering. The directors also received warrants to purchase 48,000 shares of the Company’s common stock.

On November 30, 2004, the Company completed a $2.5 million equity financing from private investment sources. The financing consisted of an offering of 8,333 shares of convertible preferred stock priced at $300 per share, which was convertible into common stock at $0.30 per share. The convertible preferred stock accrued dividends at the rate of 6% per annum, compounded annually and, which were payable in cash when, and if, declared. Three of the Company’s directors (Messrs. Ziegler, Webster and Harte) participated in this private placement. Their combined purchases totaled 5,579 shares of convertible preferred stock and represented $1.7 million of the total offering.

In conjunction with the Company’s December 2005 private placement of common stock, the Company’s convertible preferred stock was converted into its common stock. The Company issued

883,298 shares of common stock upon conversion, based on the conversion price of $.30 per share and the accumulation of accrued dividends from December 2004. Upon conversion of the convertible preferred stock, these directors received in the aggregate 591,374 shares of the Company’s common stock.

During 2005, the Company performed and completed a seismic survey for Carrizo Oil & Gas, Inc. (“Carrizo”). The project was bid to Carrizo at prevailing market rates and the survey was conducted according to industry standards. The seismic survey generated revenues of $1.1 million for the Company. Steven A. Webster serves as Chairman of the Board of Carrizo. Mr. Webster is one of the Company’s directors. The Company did not provide any services to Carrizo during 2006.

William R. Ziegler is of counsel to the New York based law firm of Satterlee Stephens Burke & Burke, LLP. During the fiscal years ended December 31, 2006 and December 31, 2005, this firm billed the Company $19,484 and $42,575 respectively, for services rendered.

On December 15, 2006, the Company sold 228,683 shares of its Series B preferred stock to Avista, an affiliate of Avista and one other institutional investor, the proceeds of such sale were used to repay the $55.0 million original principal amount under the Company’s subordinated loan, together with capitalized and accrued interest. In accordance with the terms and provisions of the Securities Purchase Agreement, dated as of September 8, 2006, by and among the purchasers of the Company’s Series B preferred stock and the Company, Avista received the right to appoint one director to the Company’s board of directors. Robert L. Cabes, Jr. was appointed to the board of directors on November 2, 2006.

Item 14.                 Principal Accounting Fees and Services

The firm of UHY LLP (“UHY”) acts as the Company’s principal independent registered public accounting firm. Through March 29, 2007, UHY had a continuing relationship with UHY Advisors, Inc. (“Advisors”) from which it leased auditing staff who were full time, permanent employees of Advisors and through which UHY’s partners provide non-audit services. UHY has only a few full time employees. Therefore, few, if any, of the audit services performed were provided by permanent full-time employees of UHY. UHY manages and supervises the audit services and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

UHY examined the financial statements of the Company for the fiscal year ending December 31, 2006. Fitts, Roberts & Co., P.C., the Company’s former independent registered public accounting firm, examined the financial statements of the Company for the fiscal year ending December 31, 2005. UHY LLP and Fitts, Roberts & Co., P.C. has performed the following services and has billed the following fees for these fiscal years.

UHY LLP

Year Ended
2006
Audit Fees	$480,000
Audit-Related Fees	140,000
Total	$620,000

Fitts, Roberts & Co.

	Year Ended
	2006	2005
Audit Fees	$50,250	$175,645
Audit-Related Fees	55,050	142,912
Total	$105,300	$318,557

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1) and (2) See F-1.

(3) Exhibits

2.1

Form of Securities Purchase Agreement, dated November 30, 2004 by and among the Company and the Investors named therein (incorporated by reference from Exhibit 2.1 to Form 8-K filed on December 6, 2004 (file no. 00009268)).

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
4.2

Form of Registration Rights Agreement, dated November 30, 2004 by and among the Company and the Investors named therein (incorporated by reference from Exhibit 4.2 to Form 8-K filed on December 6, 2004 (file no. 00009268)).

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
4.5

Certificate of Designation of Series B Senior Convertible Preferred Stock as filed with the Secretary of State of Delaware on September 8, 2006 (Incorporated by reference from Exhibit 10.8 to Form 8-K filed on September 14, 2006 (file no. 000-09268)).

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

10.15	Employment Agreement dated as of November 16, 2003 between the Company and Lynn A. Turner (incorporated by reference from Exhibit 10.15 to Form 10-KSB filed on April 14, 2004 (file no. 000-09268)).
10.16	Employment Agreement dated as of November 16, 2003 between the Company and Michael A. Dunn (incorporated by reference from Exhibit 10.16 to Form 10-KSB filed on April 14, 2004 (file no. 000-09268)).
10.17	Employment Agreement dated as of November 16, 2003 between the Company and Michael A. Schott (incorporated by reference from Exhibit 10.17 to Form 10-KSB filed on April 14, 2004 (file no. 000-09268)).

10.18	Employment Agreement dated as of March 16, 2004 between the Company and M. Lee Bell (incorporated by reference from Exhibit 10.17 to Form 10-KSB filed on April 15, 2005 (file no. 000-09268)).
10.19	Stock Purchase Agreement dated July 29, 2005, among the Company, SCF-III, L.P. and James White (incorporated by reference from Exhibit 10.1 to Form 8-K filed on August 4, 2005 (file no. 000-09268)).
10.20	Lease Agreement dated June 20, 2005, between the Company and Mitcham Industries, Inc. (incorporated by reference from Exhibit 10.2 to Form 8-K filed on August 11, 2005 (file no. 000-09268)).
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

10.23

First Amendment to Stock Purchase Agreement dated November 30, 2005, among the Company, SCF-III, L.P. and James White (incorporated by reference from Exhibit 10.4 to Form 8-K filed on December 12, 2005 (file no. 00009268)).

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

10.27

Fifth Amended and Restated Credit Agreement dated November 30, 2005, among the Company, Trace Energy Services Ltd., Trace Energy Services Inc., Quantum Geophysical, Inc. and Geophysical Development Corporation and HSBC Bank Canada (incorporated by reference from Exhibit 10.9 to Form 8-K filed on December 12, 2005 (file no. 000-09268)).

10.28

First Amendment to the Registration Rights Agreement dated March 28, 2006, among the Company and each purchaser therein (incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 3, 2006 (file no. 00009268)).

10.29

Employment Agreement, dated July 13, 2006 between Quantum Geophysical Inc., a wholly owned subsidiary of Geokinetics, Inc., and Richard F. Miles. (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed on November 14, 2006 (file no. 000-09268)).

10.30	Employment Agreement, dated August 16, 2006 between Geokinetics Inc. and Scott A. McCurdy (Incorporated by reference from Exhibit 10.2 to Form 10-Q filed on November 14, 2006 (file no. 000-09268)).
10.31

Texas Equipment Lease dated as of July 25, 2006, between Quantum Geophysical, Inc., and The CIT Group/Equipment Financing, Inc. (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on August 3, 2006 (file no. 000-09268)).

10.32

Securities Purchase Agreement (without exhibits), dated September 8, 2006, by and among Geokinetics Inc. and the Purchasers named therein (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on September 14, 2006 (file no. 000-09268)).

10.33

Registration Rights Agreement, dated September 8, 2006, by and among Geokinetics Inc. and the Holders named therein (Incorporated by reference from Exhibit 10.2 to Form 8-K filed on September 14, 2006 (file no. 000-09268)).

10.34

Stock Purchase Agreement (without exhibits), dated September 8, 2006, by and among Geokinetics Inc., Elliott Associates, L.P., and Elliott International, L.P. (Incorporated by reference from Exhibit 10.3 to Form 8-K filed on September 14, 2006 (file no. 000-09268)).

10.35

Escrow Agreement, dated September 8, 2006, by and among Elliott Associates, L.P., Elliott International, L.P., Geokinetics Inc., and Amegy Bank National Association (Incorporated by reference from Exhibit 10.4 to Form 8-K filed on September 14, 2006 (file no. 000-09268)).

10.36

Joinder and Amendment No. 1 to Revolving Credit, Term Loan and Security Agreement (without exhibits) by and among Geokinetics, its principal subsidiaries and PNC Bank, National Association (Incorporated by reference from Exhibit 10.5 to Form 8-K filed on September 14, 2006 (file no. 000-09268)).

10.37

Senior Subordinated Loan Agreement (without exhibits), dated September 8, 2006, among Geokinetics, Avista Capital Partners, L.P. and Avista Capital Partners (Offshore), L.P. (Incorporated by reference from Exhibit 10.6 to Form 8-K filed on September 14, 2006 (file no. 000-09268)).

10.38

Credit Agreement (without exhibits), dated September 8, 2006, among Geokinetics Holdings, Inc., and the guarantors named therein, Avista Capital Partners, L.P., Avista Capital Partners (Offshore), L.P. and Royal Bank of Canada (Incorporated by reference from Exhibit 10.7 to Form 8-K filed on September 14, 2006 (file no. 000-09268)).

10.39

Purchase Agreement, dated December 11, 2006, by and among RBC Capital Markets Corporation, Geokinetics Inc., and the Guarantors listed on Schedule B attached thereto (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on December 21, 2006 (file no. 000-09268)).

10.40

Indenture, dated as of December 15, 2006, between Geokinetics Inc. and Wells Fargo Bank, National Association, as trustee (Incorporated by reference from Exhibit 10.2 to Form 8-K filed on December 21, 2006 (file no. 000-09268)).

10.41

Registration Rights Agreement, dated as of December 15, 2006, by and among Geokinetics Inc. and the investors party thereto (Incorporated by reference from Exhibit 10.3 to Form 8-K filed on December 21, 2006 (file no. 000-09268)).

10.42

Amended and Restated Revolving Credit, Capex Loan and Security Agreement dated December 15, 2006 by and among PNC Bank, National Association, Geokinetics Inc. and its principal subsidiaries (Incorporated by reference from Exhibit 10.4 to Form 8-K filed on December 21, 2006 (file no. 000-09268)).

10.43

Intercreditor Agreement, among PNC Bank, National Association (“PNC”), Wells Fargo Bank, National Association, and Geokinetics Inc. (Incorporated by reference from Exhibit 10.5 to Form 8-K filed on December 21, 2006 (file no. 000-09268)).

14.1	Code of Ethics
16.1

Letter from Fitts Roberts & Co., P.C. to the Securities and Exchange Commission dated September 18, 2006 (Incorporated by reference from Exhibit 16.1 to Form 8-K filed on September 18, 2006 (file no. 000-09268)).

21.1	Schedules of the Company’s Subsidiaries.
24.2	Power of Attorney
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, filed herewith.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, filed herewith.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*                    filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOKINETICS INC.
Date: March 30, 2007	By:	/s/ DAVID A. JOHNSON
David A. Johnson
President and Chief Executive Officer
Date: March 30, 2007	By:	/s/ SCOTT A. MCCURDY
Scott A. McCurdy
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ DAVID A. JOHNSON	President, Chief Executive Officer, and	March 30, 2007
David A. Johnson	Director
/s/ SCOTT A. MCCURDY	Vice President and Chief Financial Officer	March 30, 2007
Scott A. McCurdy
/s/ MICHAEL A. SCHOTT	Vice President of Financial Reporting and	March 30, 2007
Michael A. Schott	Compliance and Chief Accounting Officer
/s/ WILLIAM R. ZIEGLER	Director (Non-executive Chairman)	March 30, 2007
William R. Ziegler
/s/ STEVEN A. WEBSTER	Director	March 30, 2007
Steven A. Webster
/s/ CHRISTOPHER M. HARTE	Director	March 30, 2007
Christopher M. Harte
/s/ GARY M. PITTMAN	Director	March 30, 2007
Gary M. Pittman
/s/ ROBERT L. CABES, JR.	Director	March 30, 2007
Robert L. Cabes, Jr.

GEOKINETICS INC. AND SUBSIDIARIES

ANNUAL CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Geokinetics Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Geokinetics Inc. and subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and other comprehensive income and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Geokinetics Inc. and subsidiaries as of December 31, 2006, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, in 2006.

UHY LLP
Houston, Texas
March 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Geokinetics Inc. and Subsidiaries
Houston, Texas

We have audited the accompanying consolidated balance sheets of Geokinetics Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ deficit and other comprehensive loss and cash flows for each of the years in the two year period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Geokinetics Inc. and Subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the years in the two year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

Houston, Texas

April 17, 2006, except for paragraph 4 of Note 1, for which the date is June 8, 2006 and paragraph 7 of Note 9, for which the date is July 19, 2006

/s/ FITTS ROBERTS & CO., P.C.

GEOKINETICS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
In Thousands

ASSETS

	December 31,	December 31,
	2006	2005
Current assets:
Cash and cash equivalents	$20,404	$11,001
Restricted cash	1,655	185
Accounts receivable:
Trade, net	40,880	16,417
Unbilled	16,166	5,951
Other	7,769	180
Inventories	519	—
Deferred costs	4,810	729
Prepaid expenses and other current assets	5,708	1,248
Total current assets	97,911	35,711
Property and equipment	148,491	56,324
Less: Accumulated depreciation and amortization	(31,889)	(21,241)
Property and equipment, net	116,602	35,083
Other assets:
Goodwill	73,414	2,699
Intangible assets, net	5,422	1,185
Investments, at cost	1,100	—
Deferred financing costs, net	4,587	—
Other assets, net	597	45
Total other assets	85,120	3,929
Total assets	$299,633	$74,723

The accompanying notes are an integral part of these consolidated financial statements.

GEOKINETICS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
In Thousands, except share and per share data

LIABILITIES, MEZZANINE AND TEMPORARY EQUITY
AND STOCKHOLDERS’ EQUITY (DEFICIT)

	December 31,	December 31,
	2006	2005
Current liabilities:
Current portion of long-term debt and capital lease obligations	$3,552	$9,078
Accounts payable	42,924	12,539
Accrued liabilities	22,331	8,301
Deferred revenue	12,201	3,207
Due to officers and stockholders	—	552
Income taxes payable	2,437	—
Total current liabilities	83,445	33,677
Long-term debt and capital lease obligations, net of current portion	113,617	8,297
Deferred income taxes	16,514	1,676
Warrant liability	—	6,575
Other liabilities	1,385	—
Total liabilities	214,961	50,225
Commitments and contingencies	—	—
Mezzanine and temporary equity:
Unregistered common stock, $.01 par value; 2,467,000 shares issued and outstanding in 2005	—	25,648
Preferred stock, Series B Senior Convertible, $10.00 par value; 228,683 shares issued and outstanding in 2006	56,077	—
Total mezzanine and temporary equity	56,077	25,648
Stockholders’ equity (deficit):
Common stock, $.01 par value; 100,000,000 shares authorized, 5,733,227 shares issued and 5,543,327 shares outstanding in 2006; 5,350,309 shares issued and outstanding (including 2,467,000 unregistered) in 2005	57	535
Additional paid-in capital	72,926	38,588
Accumulated deficit	(44,436)	(40,260)
Accumulated other comprehensive income (loss)	48	(13)
Total stockholders’ equity (deficit)	28,595	(1,150)
Total liabilities, mezzanine and temporary equity and stockholders’ equity (deficit)	$299,633	$74,723

The accompanying notes are an integral part of these consolidated financial statements.

GEOKINETICS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
In Thousands, except share and per share data

	Year Ended December 31,
	2006	2005	2004
Revenue:
Seismic acquisition	$217,997	$58,177	$39,470
Data processing	7,186	3,998	3,675
Total revenue	225,183	62,175	43,145
Expenses:
Seismic acquisition	177,009	51,017	34,343
Data processing	8,780	6,335	5,619
Depreciation and amortization	12,965	1,481	851
General and administrative	17,525	3,406	2,358
Total expenses	216,279	62,239	43,171
Loss on sale of equipment	(798)	—	—
Gain on insurance claim	2,145	—	—
Income (loss) from operations	10,251	(64)	(26)
Other income (expenses):
Interest income	479	116	26
Interest and debt expense	(11,298)	(474)	(441)
Warrant expense	(376)	(1,386)	—
Foreign exchange loss	(231)	—	—
Other	233	(63)	—
Total other income (expenses)	(11,193)	(1,807)	(415)
Loss before income taxes	(942)	(1,871)	(441)
Provision for income taxes:
Current expense (benefit)	2,414	(165)	(151)
Deferred expense	820	216	151
Total provision for income taxes	3,234	51	—
Net loss	(4,176)	(1,922)	(441)
Returns to preferred stockholders:
Beneficial conversion charge	—	—	(2,500)
Dividend and accretion costs	(206)	(159)	(15)
Loss applicable to common stockholders	$(4,382)	$(2,081)	$(2,956)
Loss per common share:
Basic	$(0.81)	$(0.95)	$(1.56)
Diluted	$(0.81)	$(0.95)	$(1.56)
Weighted average common shares outstanding:
Basic	5,384,388	2,182,350	1,899,211
Diluted	5,384,388	2,182,350	1,899,211

The accompanying notes are an integral part of these consolidated financial statements.

GEOKINETICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
AND OTHER COMPREHENSIVE INCOME (LOSS)

In Thousands, except share and per share data

					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-In	Accumulated	Comprehensive
	Issued	Stock	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2003	1,899,211	$190	$35,785	$(37,897)	$—	$(1,923)
Value attributable to the beneficial conversion feature of the redeemable preferred stock	—	—	2,500	—	—	2,500
Effect of beneficial conversion feature change	—	—	(2,500)	—	—	(2,500)
Accretion of preferred issuance costs	—	—	(2)	—	—	(2)
Accrual of preferred dividend	—	—	(13)	—	—	(13)
Net loss	—	—		(441)	—	(441)
Balance at December 31, 2004	1,899,211	190	35,770	(38,338)	—	(2,378)
Exercise of options	800	—	4	—	—	4
Sale of securities	2,467,000	247	25,402	—	—	25,648
Temporary equity classification	—	—	(25,648)	—	—	(25,648)
Issuance of securities	—	—	—	—	—	—
Purchase of Trace	100,000	10	2,090	—	—	2,100
Costs of sale of securities	—	—	(1,861)	—	—	(1,861)
Conversion of preferred stock	883,298	88	2,469	—	—	2,557
Stock-based compensation	—	—	522	—	—	522
Accretion of preferred issuance costs	—	—	(22)	—	—	(22)
Accrual of preferred dividend	—	—	(138)	—	—	(138)
Currency translation adjustment	—	—	—	—	(13)	(13)
Net loss	—	—	—	(1,922)	—	(1,922)
Balance at December 31, 2005	5,350,309	535	38,588	(40,260)	(13)	(1,150)
Exercise of options	193,062	16	219	—	—	235
Stock-based compensation	—	—	1,627	—	—	1,627
Effect of reverse stock split	—	(496)	496	—	—	—
Restricted stock issued	189,900	2	—	—	—	2
Reclassification of temporary equity and warrants	—	—	32,223	—	—	32,223
Accretion of preferred issuance costs	—	—	(6)	—	—	(6)
Accrual of preferred dividend	—	—	(200)	—	—	(200)
Costs of issuance of securities	(44)	—	(21)	—	—	(21)
Currency translation adjustment	—	—	—	—	61	61
Net loss	—	—	—	(4,176)	—	(4,176)
Balance at December 31, 2006	5,733,277	$57	$72,926	$(44,436)	$48	$28,595

The accompanying notes are an integral part of these consolidated financial statements.

GEOKINETICS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
In Thousands

	Year Ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES
Net loss	$(4,176)	$(1,922)	$(441)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	12,965	1,481	851
Deferred financing costs	(4,608)	—	—
Stock-based compensation	1,627	522	—
Gain on disposition and recovery of assets, net	(1,347)	—	—
Conversion of bridge loan interest to preferred stock	2,171	—	—
Warrant expense	—	1,386	—
Deferred income taxes	781	—	—
Changes in operating assets and liabilities:
Restricted cash	(1,272)	—	—
Accounts receivable	(17,095)	(8,107)	91
Prepaid expenses and other assets	(2,348)	(71)	48
Accounts payable	19,973	4,834	(2,792)
Accrued liabilities, deferred revenue and other liabilities	5,920	2,646	(308)
Net cash provided by (used in) operating activities	12,591	769	(2,551)
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	40	—	—
Purchases of property and equipment	(24,882)	(579)	(799)
Purchases of property and equipment under capital lease obligations	(278)	(464)	(6)
Purchase of Trace, net of cash acquired	—	(14,342)	—
Purchase of Grant, net of cash acquired	(112,750)	—	—
Net cash used in investing activities	(137,870)	(15,385)	(805)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	284,060	2,244	808
Preferred stock conversion premium	(1,100)	—	—
Proceeds from issuance of restricted stock and exercise of options	237	29,284	2,384
Payments on capital lease obligations	(7,747)	(3,282)	(358)
Payments on long-term debt	(140,829)	(4,987)	(2,136)
Net cash provided by financing activities	134,621	23,259	698
Effects of exchange rate changes on cash and cash equivalents	61	(42)	—
Net increase (decrease) in cash	9,403	8,601	(2,658)
Cash and cash equivalents at beginning of year	11,001	2,400	5,058
Cash and cash equivalents at end of year	$20,404	$11,001	$2,400

Supplemental disclosures of cash flows information (in thousands):

	Year Ended December 31,
	2006	2005	2004
Effect of reverse stock split	$496	$—	$—
Purchases of property and equipment under capital lease obligations	$6,620	$4,007	$383
Purchases of property and equipment through trade-in of equipment	$1,200	$—	$—
Conversion of long-term debt to preferred stock	$57,171	$—	$—
Trace purchase price adjustments	$1,929	$—	$—
Reclassification of temporary equity and warrants	$32,223	$—	$—
Interest paid	$2,301	$474	$441
Income taxes paid	$2,416	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

GEOKINETICS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:   Organization

Geokinetics Inc. (collectively with its subsidiaries, the “Company”), a Delaware corporation, founded in 1980, is based in Houston, Texas. The Company is a global provider of seismic data acquisition services in land, marsh and swamp (“Transition Zone”) and shallow water environments to the oil and natural gas industry. Seismic data is used by oil and natural gas exploration and production (“E&P”) companies to identify and analyze drilling prospects and maximize successful drilling. The Company provides seismic data acquisition services in the Gulf Coast, Mid-Continent, Appalachian and Rocky Mountain regions of the United States, Western Canada, Central and South America, Africa, the Middle East, Australia/New Zealand and the Far East. The Company primarily performs three-dimensional (“3D”) seismic data surveys for customers in the oil and natural gas industry, which include many national oil companies, major international oil companies and smaller independent E&P companies. In addition, the Company performs a significant amount of work for seismic data library companies that acquire seismic data to license to E&P companies rather than for their own use.

NOTE 2:   Basis of Presentation and Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Geokinetics Inc. and its wholly-owned subsidiaries. All significant intercompany items and transactions have been eliminated in consolidation.

Basis of Accounting

The consolidated financial statements of the Company have been prepared on the accrual basis of accounting.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consists of short-term investments, primarily certificates of deposit, carried at cost, which approximates market. Restricted cash serves as collateral for standby letters of credit and performance guarantees that provide financial assurance the Company will fulfill its obligations related primarily to international contracts.

Allowance for Doubtful Accounts

The Company performs credit evaluations of the Company’s customers’ current credit worthiness, as determined by the review of available credit information. Such credit losses have historically been within expectations and the provisions established by the Company. The cyclical nature of the Company’s industry may affect the Company’s customers’ operating performance and cash flows, which could impact the Company’s ability to collect on these obligations. Additionally, some of the Company’s customers are located in certain international areas that are inherently subject to economic, political and civil risks, which may impact the Company’s ability to collect receivables. At December 31, 2006, the allowance for doubtful

GEOKINETICS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accounts amounted to approximately $317,000. No allowance for doubtful accounts was deemed necessary at December 31, 2005.

Inventories

Inventories include only items necessary for the Company to provide seismic data acquisition services to its customers, and are carried at cost.

Property and Equipment

Property and equipment is generally recorded at cost. Property and equipment acquired in a business combination is recorded at fair value at the date of acquisition. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets or the lesser of the lease term, as applicable. Repairs and maintenance, which are not considered betterments and do not extend the useful life of property, are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation or amortization are removed from the accounts and the resulting gain or loss is reflected in operations.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds either the fair value or the estimated discounted cash flows of the assets, whichever is more readily measurable. At December 31, 2006 and 2005, management deemed no such assets were impaired.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of the assets acquired net of the fair value of liabilities assumed. Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires that intangible assets with indefinite lives, including goodwill, be evaluated on an annual basis for impairment or more frequently if an event occurs or circumstances change which could potentially result in an impairment.

The impairment test requires the allocation of goodwill and all other assets and liabilities to reporting units. If the fair value of the reporting unit is less than the book value (including goodwill), then goodwill is reduced to its implied fair value and the amount of any write-down is reflected in operations.

The Company completed its annual impairment review at December 31, 2006. No impairment was deemed necessary. Increases in estimated future costs or decreases in projected revenue could lead to an impairment of all or a portion of the Company’s goodwill in future periods.

Intangible assets that do not have indefinite lives are amortized over their estimated useful lives and also reviewed for impairment at least annually. No impairment was deemed necessary.

At December 31, 2006 and 2005, intangible assets are presented net of approximately $597,000 and $10,000 of accumulated amortization, respectively.

GEOKINETICS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments

The Company’s subsidiary in Colombia is engaged in two joint venture agreements to provide drilling, shooting and recording of 3D seismic services, whereby the Company will be entitled to royalties equivalent to 3.2% and 2.0% respectively, on the net profits on 100% of the production of petroleum substances from any successful wells over the contracted areas. Both ventures are in the development stage. The Company accounts for such investments using the cost method of accounting.

Deferred Financing Costs

Deferred financing costs include costs related to the issuance of debt which are amortized to interest expense using the straight-line method, which approximates the interest method, over the maturity periods of the related debt.

During the year 2006, the Company expensed approximately $3.9 million of capitalized debt issuance costs in connection with the early termination of two bridge loans. Such bridge loans, aggregating $155.0 million in principal, were entered into by the Company in September 2006 and terminated in December 2006 in connection with the issuance of certain floating rate notes and preferred stock (see Note 5).

Income Taxes

The Company follows SFAS No. 109, Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are computed using the liability method based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

A valuation allowance is provided, if necessary, to reserve the amount of net operating loss and tax credit carryforwards which the Company may not be able to use as a result of the expiration of maximum carryover periods allowed under applicable tax codes.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to the short maturity of those instruments. The carrying amount of long-term debt reported in the consolidated balance sheets approximates fair value because, in general, the interest on the underlying debt instruments approximates market rates.

Revenue Recognition

The Company’s services are provided under cancelable service contracts. Customer contracts for services vary in terms and conditions. Contracts are either “turnkey” or “term” agreements or a combination of the two. Under turnkey agreements or the turnkey portions thereof, the Company recognizes revenue based upon output measures as work is performed. This method requires that the Company recognize revenue based upon quantifiable measures of progress, such as square miles or linear

GEOKINETICS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

kilometers shot. With respect to those contracts where the customer pays separately for the mobilization of equipment, the Company recognizes such mobilization fees as revenue during the performance of the seismic data acquisition, using the same performance method as for the acquisition work. The Company also receives reimbursements for certain out-of-pocket expenses under the terms of the service contracts. The Company records amounts billed to customers in revenue as the gross amount including out-of-pocket expenses, if applicable, that are reimbursed by the customer. The Company’s turnkey or term contracts do not contain cancellation provisions, which would prevent the Company from being compensated for work performed prior to cancellation due to milestones not being met or work not being performed within a particular timeframe. In some instances, customers are billed in advance of work performed and the Company recognizes the liability as deferred revenue.

As a result of the nature of the Company’s services, the Company from time to time engages with customers in renegotiations or revisions of service contracts, which represent contingent revenues that are recognized only when the amounts have been received or awarded.

Deferred revenue consists primarily of customer payments made in advance of work done, milestone billings and mobilization revenue amortized over the term of the related contract.

Foreign Exchange Gains and Losses

The U.S. dollar is the Company’s primary functional currency in all foreign locations with the exception of the Company’s Canadian and United Kingdom (“UK”) operations. In accordance with SFAS No. 52, Foreign Currency Translation, those foreign entities (other than Canada and the UK) translate property and equipment (and related depreciation) and inventories into U.S. dollars at the exchange rate in effect at the time of their acquisition, while other assets and liabilities are translated at year-end rates. Operating results (other than depreciation) are translated at the average rates of exchange prevailing during the year. Re-measurement gains and losses are included in the determination of net income (loss) and are reflected in “Other Income (Expenses)” in the accompanying consolidated statements of operations. The Canadian and UK subsidiaries use the Canadian dollar and sterling pound, respectively, as the functional currency and translate all monetary assets and liabilities at year-end exchange rates, and operating results at average exchange rates prevailing during the year. Adjustments resulting from the translation of Canadian and UK assets and liabilities are presented as “Accumulated Other Comprehensive Income (Loss)” in the accompanying consolidated statements of stockholders’ equity (deficit) (See Note 21).

Income (Loss) Per Common Share

The Company presents earnings per share in accordance with SFAS No. 128, Earnings Per Share. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. Basic income (loss) per common share is computed based on the weighted average number of common shares outstanding during the respective years. Stock options, stock warrants and convertible preferred stock are included in the calculation of diluted income (loss) per common share.

GEOKINETICS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation

The Company adopted SFAS No. 123(R), Share-Based Payment, effective January 1, 2006. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values. Compensation cost for awards granted prior to, but not vested, as of January 1, 2006, would be based on the grant date attributes originally used to value those awards for pro forma purposes under SFAS No. 123, Accounting for Stock-Based Compensation. The Company adopted SFAS No. 123(R) using the modified prospective transition method, utilizing the Black-Scholes option pricing model for the calculation of the fair value of employee stock options. Under the modified prospective method, the Company would record compensation cost related to unvested stock awards at December 31, 2005, by recognizing the unamortized grant date fair value of these awards over the remaining vesting periods of those awards with no change in historical reported earnings.

Prior to January 1, 2006, the Company accounted for stock-based compensation using Accounting Principle Board Opinion (“APB”) No. 25. Under APB No. 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, the Company adopted the disclosure-only provisions of SFAS No. 123. The Company also adopted the disclosure-only provisions of SFAS No. 123 for the stock options granted to employees and directors.

The following table reflects pro forma net loss and loss per common share had the Company elected to adopt the fair value approach of SFAS No. 123 (in thousands, except per share data):

	December 31,
	2005	2004
Loss applicable to common stockholders, as reported	$(2,081)	$(2,956)
Plus: stock-based compensation expense, as reported, net of tax	522	—
Less: stock-based compensation expense determined under the fair value method, net of tax	(1,435)	(200)
Loss applicable to common stockholders, pro forma	$(2,994)	$(3,156)
Basic and diluted loss per common share:
As reported	$(0.95)	$(1.56)
Pro forma	$(1.37)	$(1.66)

The weighted average estimated fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $30.10, $1.86 and $0.58, respectively. The fair value of each option granted is estimated on the date of grant, using the Black-Scholes option pricing model. The model assumed expected volatility of 159% and risk-free interest rate of 4.51% in 2006, expected volatility of 159% and risk-free interest rate of 4.44% in 2005, respectively, and volatility of 125% and risk-free interest rate of 3.97% in 2004, respectively. As the Company has not declared dividends since it became a public entity, no dividend yield was used. The expected life of the options granted is a weighted average term of 10 years, 6.2 years and 10 years for 2006, 2005 and 2004.

GEOKINETICS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Research and Development Costs

Research and development costs are expensed as incurred as data processing expenses and totaled approximately $1,082,000, $1,057,000 and $568,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Advertising Costs

Advertising and promotional costs are expensed as incurred. Total advertising and promotional expenses for the years ended December 31, 2006, 2005 and 2004 were approximately $390,000, $77,000, and $91,000, respectively.

Use of Estimates

Management uses estimates and assumptions in preparing consolidated financial statements in accordance with accounting principles generally accepted in the U.S. Those estimates and assumptions are included in the Company’s consolidated financial statements and accompanying notes. The more significant areas requiring the use of management estimates relate to accounting for contracts in process, evaluating the outcome of uncertainties involving claims against or on behalf of the Company, determining useful lives for depreciation and amortization purposes, cash flow projections and fair values used in the determination of asset impairment. While management believes current estimates are reasonable and appropriate, actual results could differ materially from current estimates.

Reclassifications and Additional Disclosures

Certain reclassifications of previously reported information have been made to conform to the current year presentation.

On November 3, 2006, the Company completed a reverse stock split of the Company’s common stock outstanding at a ratio of one share for every ten shares. All share amounts and per share amounts for all periods presented have been adjusted to reflect the reverse split.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that SFAS No. 157 will have on its results of operations and financial position.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  SAB No. 108 provides guidance on the consideration of effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 requires the analysis of misstatements using both a balance sheet and income statement approach and contains guidance on correcting errors under the dual approach, as well as providing transition guidance for correcting errors existing in prior years. SAB No. 108 is effective for the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on the Company’s results of operations or financial position.

GEOKINETICS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes.  FIN No. 48 is an interpretation of SFAS No. 109 and was adopted by the Company effective January 1, 2007. FIN No. 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that the Company has taken or expects to take in the Company’s tax returns. The Company is currently in the process of evaluating the impact of FIN No. 48 on the Company’s financial statements.

NOTE 3:   Segment Information

Description of Reportable Segments

The Company has three reportable segments, North American seismic data acquisition, International seismic data acquisition, and data processing. The North American and International seismic data acquisition segments acquire data for customers by conducting seismic shooting operations in the Gulf Coast, Mid-Continent, Appalachian and Rocky Mountain regions of the United States, Western Canada, Central and South America, Africa, the Middle East, Australia/New Zealand and the Far East. The data processing segment operates processing centers in Houston, Texas and London, United Kingdom to process seismic data for oil and gas exploration companies worldwide.

Measurement of Segment Profit or Loss and Segment Assets

The accounting policies of the segments are the same as those described in Note 2 - “Basis of Presentation and Significant Accounting Policies.”  The Company evaluates performance based on earnings or loss before interest, taxes, other income/expense, depreciation and amortization. There are no inter-segment sales or transfers.

Factors Management Used to Identify Reportable Segments

The Company’s reportable segments are strategic business units that offer different services to customers. Each segment is managed separately, has a different customer base, and requires unique and sophisticated technology.

The following table sets forth significant information concerning the Company’s reportable segments at and for the years ended December 31, 2006, 2005 and 2004. North American data acquisition operations accounted for 72%, 94% and 91% of total revenue for the years ended December 31, 2006, 2005 and 2004, respectively, and International data acquisition operations accounted for 25% of total revenue for the year ended December 31, 2006.  Data processing operations accounted for 3%, 6% and 9% of total revenue for the years ended December 31, 2006, 2005 and 2004, respectively.

	For the Year Ended December 31, 2006
	Data Acquisition		Data
	North America	International	Processing	Corporate	Total
	(in thousands)
Revenue	$163,153	$54,844	$7,186	$—	$225,183
Segment income (loss)	$10,230	$7,721	$(2,993)	$(19,134)	$(4,176)
Segment assets	$104,149	$165,116	$6,214	$24,154	$299,633

GEOKINETICS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended December 31, 2005
	Data Acquisition		Data
	North America	International	Processing	Corporate	Total
	(in thousands)
Revenue	$58,177	$—	$3,998	$—	$62,175
Segment income (loss)	$4,336	$—	$(3,663)	$(2,595)	$(1,922)
Segment assets	$60,569	$—	$2,871	$11,283	$74,723

	For the Year Ended December 31, 2004
	Data Acquisition		Data
	North America	International	Processing	Corporate	Total
	(in thousands)
Revenue	$39,470	$—	$3,675	$—	$43,145
Segment income (loss)	$3,696	$—	$(3,168)	$(969)	$(441)
Segment assets	$6,581	$—	$2,334	$2,662	$11,577

NOTE 4:   Acquisitions

Grant Geophysical, Inc.

General

On September 8, 2006, the Company completed the acquisition of all of the issued and outstanding shares of common stock of Grant Geophysical, Inc. and its subsidiaries (“Grant”), headquartered in Houston, Texas, for $125 million in cash, subject to adjustment for net debt and working capital. Through the acquisition, the Company increased the number of operational seismic data acquisition service crews and expanded its geographic coverage. Grant has operations in the United States, Western Canada, Latin America, Africa, the Middle East, Australia/New Zealand and the Far East, performing two-dimensional and 3D seismic surveys in the land, Transition Zone and shallow water environments, using both analog and digital seismic equipment for a wide range of customers exploring for oil and gas reserves.

Purchase Price

The Grant acquisition has been accounted for as a business combination in accordance with SFAS No. 141, Accounting for Business Combinations.  Assets acquired and liabilities assumed have been recorded at their fair values as of September 8, 2006.

Under business combination accounting, the total purchase price was allocated to Grant’s net tangible and identifiable intangible assets based on their estimated fair values as set forth below. The allocation of the purchase price was based upon an independent equipment appraisal, as well as Company’s estimates.

GEOKINETICS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The excess of the purchase price over the net book value of Grant, which is not deductible for U.S. tax purposes, totaled approximately $92.8 million. Of this amount $30.7 million was allocated to property and equipment, $68.8 million was allocated to goodwill, $4.8 million was allocated to intangibles and $11.5 million was recorded as deferred income taxes, representing the difference in the fair value of property, equipment and intangibles over the tax basis. The following table sets forth the preliminary allocation of Grant’s purchase price after giving effect to purchase price adjustments post acquisition date. A post-closing adjustment of $2.7 million was made that resulted in a receivable to the Company from the seller. The effect of this has been reflected in the table below.

In Thousands
Current assets	$35,386
Property and equipment	61,887
Goodwill	68,786
Intangible assets	4,824
Other assets	14
Total assets acquired	$170,897
Current liabilities	$41,596
Other liabilities	857
Deferred income taxes	11,528
Total liabilities assumed	$53,981
Purchase price, net	$116,916

The following table sets forth the components of intangible assets, including goodwill, associated with the Grant acquisition (in thousands).

Intangible Assets, including Goodwill	Fair Value	Accumulated Amortization	Net Book Value	Useful Life
Goodwill	$68,786	$—	$68,786	Indefinite
Data library	2,410	188	2,222	4 years
Customer relationships	2,414	150	2,264	5 years
	$73,610	$338	$73,272

The Company assigned $2.4 million of the Grant purchase price to a data library which is being amortized over an expected life of four years, or in accordance with future revenue based on internal and external revenue forecasts the Company has compiled, whichever is shorter. The determination of the data library’s value was based on an estimate of future cash flows expected to be derived form the data library.

The Company also assigned $2.4 million of the Grant purchase price to customer relationships, which reflects an estimate of the fair value of the relationships of Grant with its customers, based on historical experience. The useful life assigned to the customer relationships is five years.

As of the acquisition date, Grant had approximately $69.0 million and $31.0 million of U.S. and non-U.S. tax loss carryforwards, respectively, which as a result of historical losses from operations have been fully reserved.

GEOKINETICS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Trace Energy Services, Ltd.

On December 1, 2005, the Company acquired all the outstanding common stock of Trace Energy Services, Ltd. (“Trace”) for a net purchase price totaling approximately $16.4 million in a combination of cash and common stock. In November 2006, Trace changed its name to Geokinetics Exploration Inc. Headquartered in Calgary, Alberta, Canada, Trace provides seismic services to exploration and production companies in the oil, gas, and mining industries, and specializes in the acquisition of land-based seismic surveys in North America.

Under the stock purchase agreement, the purchase price of $35.0 million Canadian dollars (approximately $30.0 million U.S. dollars) was payable in cash, subject to certain adjustments, and issuance of shares of the Company’s common stock. After giving effect to the purchase price adjustments and the exchange to U.S. dollars, the final net cash portion of the purchase price amounted to approximately $14.3 million. The stock portion of the purchase price attributable to the issuance of the Company’s common stock approximated $2.1 million, based on the average market closing price during the period 2 days before and 2 days after the date of acquisition. The Trace acquisition has been accounted for as a business combination, in accordance with SFAS No. 141. Assets acquired and liabilities assumed have been recorded at their fair values as of the date of the acquisition.

Upon completion of the Company’s acquisition of Trace, the excess of the purchase price over the net book value of Trace, which is not deductible for tax purposes, totaled approximately $9.3 million. After giving effect to post acquisition purchase adjustments in the first and fourth quarters of 2006, the excess of the purchase price over the net book value has been adjusted to the following approximate amounts: $6.0 million to property and equipment, $4.6 million to goodwill, $1.2 million to intangibles and $2.5 million recorded as deferred income taxes payable. The following table sets forth the allocation of the Trace purchase price after giving effect to purchase price adjustments post acquisition date.

In Thousands
Current assets	$9,651
Property and equipment	29,827
Goodwill	4,628
Intangible assets	1,195
Total assets acquired	$45,301
Accounts payable and accrued liabilities	$9,461
Current portion long-term debt	5,597
Other current liabilities	1,028
Long-term debt and capital lease obligations	8,614
Income taxes payable	1,631
Deferred income taxes	2,526
Total liabilities assumed	$28,857
Purchase price, net	$16,444

GEOKINETICS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the components of intangible assets, including goodwill, associated with the Trace acquisition (in thousands):

Intangible Assets, including Goodwill	Fair Value	Accumulated Amortization	Net Book Value	Useful Life
Goodwill	$4,628	$—	$4,628	Indefinite
Customer relationships	1,195	259	936	5 years
	$5,823	$259	$5,564

Other Information

One-time charges incurred in the acquisition of Grant, which amounted to approximately $1.4 million for the year ended December 31, 2006, are included on the consolidated statements of operations in “General and Administrative” expenses.

Future annual amortization expense of intangible assets of acquired businesses, excluding goodwill, over the estimated remaining useful lives of the intangible assets, not inclusive of the effect of future revenue forecasts, if any, is set forth below (in thousands):

Year Ended December 31,	Amount
2007	$1,324
2008	1,324
2009	1,324
2010	1,103
2011	347
$5,422

The following unaudited condensed pro forma combined results of operations assume the acquisitions of Grant and Trace were completed at January 1 for each of the years shown below (in thousands, except per share data):

	2006	2005
Revenue, as reported	$225,183	$62,175
Trace acquisition	—	53,416
Grant acquisition	104,290	127,316
Revenue, pro forma	$329,473	$242,907
Loss applicable to common stockholders, as reported	$(4,382)	$(2,081)
Trace acquisition	—	164
Grant acquisition	5,236	11,144
Income applicable to common stockholders, pro forma	$854	$9,227
Loss per common share, as reported	$(0.81)	$(0.95)
Trace acquisition	—	0.08
Grant acquisition	0.97	5.11
Income per common share, pro forma	$0.16	$4.24

GEOKINETICS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pro forma data excludes approximately $12.9 million in one-time charges incurred by Grant upon acquisition. Pro forma data may not be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor do such intend to be a projection of future results.

NOTE 5: Debt and Capital Lease Obligations

Long-term debt and capital lease obligations were as follows (in thousands):

	2006	2005
U.S. operations:
Floating rate notes—LIBOR plus 6.50%	$110,000	$—
Term loans—Prime plus 5/8%	—	6,905
Capital lease obligations—8.72% to 24.75%	5,771	6,632
Revolving credit lines	—	3,192
Notes payable—5.95% to 8.75%	1,320	603
	117,091	17,332
International operations:
Bank overdraft	36	—
Capital lease obligations—various rates	42	43
	78	43
Total long-term debt and capital lease obligations	117,169	17,375
Less: current portion	(3,552)	(9,078)
	$113,617	$8,297

Floating Rate Notes

General

On December 15, 2006, the Company issued floating rate notes (the “Notes”) in the principal amount of $110.0 million.

Interest on the Notes accrues at a rate per annum, reset quarterly, equal to LIBOR plus 6.50% payable quarterly on March 15, June 15, September 15 and December 15 of each year, commencing on March 15, 2007. The Notes will mature on December 15, 2012. These Notes are the Company’s senior obligations, guaranteed by all existing and future domestic restricted subsidiaries, and secured by a second priority security interest over substantially all of the Company’s assets. The Notes are effectively subordinated to all of the Company’s existing and any future first priority secured indebtedness, including indebtedness under the Company’s credit facilities, to the extent of the assets of such subsidiaries. The Notes and the guarantees are pari passu in right of payment with any of the Company’s future second priority secured indebtedness and are effectively senior in right of payment to all of the Company’s existing and any future unsecured indebtedness.

There are covenants that limit the Company’s and its restricted subsidiaries’ ability to incur additional debt; pay dividends or distributions on capital stock; sell, lease or convey to a third party the properties, assets and equity interests of any of the Company’s restricted subsidiaries; create liens; merge or consolidate with another company; and enter into certain transactions with affiliates.

GEOKINETICS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Events of default under the indenture governing the Notes include, among other things, non-payment of interest or principal, non-compliance with certain covenants, failure of a subsidiary guarantee to be held enforceable or valid in a judicial proceeding and cross-defaults under other indebtedness in the aggregate of $5 million or more. Upon an event of default under the indenture, the trustee or the holders of at least 25% in aggregate principal amount of the Notes then outstanding may declare the entire principal of all the Notes to be due and payable immediately.

The Company may, at its option, (i) redeem all or part of the Notes, at any time during the first six months after December 15, 2006 at 103% of the principal amount thereof, plus accrued and unpaid interest or (ii) redeem up to 35% of the Notes, on or after June 15, 2007, and prior to December 15, 2008 at 100% of the principal amount thereof plus four times the applicable quarterly interest coupon of the Notes plus accrued and unpaid interest. In addition, the Company may, at its option, redeem the Notes on or after December 15, 2008 at fixed redemption prices.

If the Company experiences certain kinds of changes in control, the holders of the Notes may require the Company to repurchase all or any part of their Notes at 101% of their principal amount, plus accrued and unpaid interest, and liquidated damages, if any.

On December 15, 2006, $100 million of the proceeds from the issuance of the Notes were used to repay the Junior Subordinated Loan issued in connection with the September 8, 2006 acquisition of Grant. Upon the repayment of the Junior Subordinated Loan, the $55 million Senior Subordinated Loan which was also issued in connection with the September 8, 2006 acquisition of Grant and any accrued interest was repaid with the issuance of preferred stock.

Registration Rights Agreement

The Company entered into a registration rights agreement, dated as of December 15, 2006 (the “Registration Rights Agreement”), with the initial purchaser of the Notes, pursuant to which the Company and each of the subsidiaries agreed to (i) file with the SEC a registration statement under the Securities Act, as amended, which the Company refers to as the exchange offer registration statement, relating to a registered exchange offer for the Notes and (ii) to have such exchange offer registration statement declared effective by the SEC on or prior to 270 days after December 15, 2006, or if the exchange offer is not completed, to file a shelf registration statement pursuant to Rule 415 of the Securities Act. If the Company fails to comply with certain of the obligations arising under the Registration Rights Agreement, the Company will be required to pay liquidated damages to the holders of the Notes in accordance with the provisions of the Registration Rights Agreement.

Term Loans

At December 31, 2005, term loans comprised of two loans with original maturities of April 30, 2008, and September 30, 2009, which were repaid in 2006.

Capital Lease Obligations

The Company has certain capital lease obligations which are primarily related to seismic recording equipment. At December 31, 2006 and 2005, the cost of equipment acquired through capitalized leases totaled approximately $6.8 million and $11.6 million. Their book value net of accumulated amortization was $5.8 million and $4.0 million, respectively

GEOKINETICS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revolving Credit Lines

On June 12, 2006, the Company and four of its subsidiaries (collectively, the “Borrowers”) completed the closing of the above credit facility under the terms of a Revolving Credit, Term Loan and Security Agreement (collectively, the “Credit Agreement”) dated as of June 8, 2006 with PNC Bank, National Association (“PNC”), as lender. Under the Credit Agreement, the Borrowers are liable for payment of the obligations under the Credit Agreement. The Credit Agreement makes the following credit facilities available to the Company, subject to the terms and conditions set forth in the Credit Agreement: (i) a $12.0 million term credit facility, the proceeds of which were used primarily to pay off all of the obligations of the Company and its subsidiaries to HSBC Bank Canada, and (ii) a $12.0 million revolving credit facility. On September 8, 2006, the $12 million term credit facility had a balance of $11.6 million outstanding and was fully paid off. No amounts were outstanding under the revolving credit facility. The Borrowers pledged as security the assets of the Company to PNC. The Credit Agreement contains certain restrictive covenants limiting the Company’s ability to incur additional debt and purchase additional assets.

On September 8, 2006, the Company and its principal subsidiaries entered into a Joinder and Amendment No. 1 to the Credit Agreement with PNC which allowed the Company to acquire Grant. On December 15, 2006, the Company and its principal subsidiaries further amended the Credit Agreement with PNC to reflect the following credit facilities: (i) a $14.5 million revolving credit facility (“revolver”) and (ii) a $6.5 million capital expenditures facility.

GEOKINETICS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The revolver is for a maximum amount of $14.5 million based on a borrowing base of 85% of eligible domestic accounts receivable and, at the lender’s sole discretion, 85% of eligible foreign receivables up to a maximum of $10.0 million. Letters of credit can be funded out of the revolving facility up to a maximum of $5.0 million. The capital expenditures facility can be used to fund up to 90% of the cost of capital expenditures, however, once borrowed, the capital expenditures facility cannot be repaid and re-borrowed. Both facilities mature on December 15, 2011. Penalties may apply from $150,000 to $600,000 if the capital expenditures facility is paid before maturity. Mandatory prepayments must be made if there is a sale of collateral (other than inventory in the ordinary course of business or where the proceeds of such sale of collateral are reinvested in new collateral), a sale of equity securities (other than conversion of subordinated debt to equity or where the proceeds of such sale of equity securities are used to payoff the Notes), or a receipt of insurance or condemnation proceeds on collateral.

The interest rate on the credit facility can be based either on domestic prime rate or Eurodollar rates, plus a set additional percentage that varies depending on the consolidated fixed charge coverage ratio. Interest rate margins are reset on a quarterly basis based on quarterly financials provided by the Company to the lender. On December 31, 2006, the domestic prime rate ranged between 8.25% to 8.75% and the Eurodollar rate ranged between 7.60% to 8.10%.

The financial covenants for the credit facility are as follows: the Company must maintain (i) a net worth (defined as assets less liabilities in accordance with accounting principles generally accepted in the United States of America) of not less than $75 million; (ii) a fixed charge coverage ratio of not less than 1.10 to 1.0; and leverage ratio of not more than 3.25 to 1.00. Other covenants include: no mergers or sale of assets, no conflicting liens on the collateral, no guarantees of other indebtedness, investments are permitted as to only specified forms of investments, capital expenditures are limited to $25.0 million for calendar year 2006, $28.5 million for calendar year 2007, and $25.0 million for calendar year 2008 and beyond, no dividends can be paid other than dividends on preferred stock provided that there is no default or event of default and no event of default shall occur as a result, no additional indebtedness except as permitted by the credit facility, no changes in business activities, no changes in constituent documents, no prepayment of debt except under certain circumstances, and no change of control. For the year ended December 31, 2006, the Company exceeded its capital expenditure limit for which the lender provided a waiver and amended the amounts of capital expenditures as stated above.

Events of default include the following: nonpayment, breach of representations or warranties, non-compliance with covenants, non-stayed judgments in excess of $250,000 against an individual obligor or $500,000 in the aggregate, failure of lien priority on collateral, voluntary bankruptcy, involuntary bankruptcy not dismissed within 60 days, default in other debt or obligations, change of ownership or control, loss of necessary licenses or permits, interruption of business activities for 5 days without business interruption insurance and for 30 with business interruption insurance.

At December 31, 2005, the Company had a bank operating line of credit with a lending institution totaling $7,722,000, to a maximum of 75% of applicable accounts receivable. Available credit under this facility was further reduced by an irrevocable and unconditional letter of credit in the amount of $380,000 issued by the lending institution. Drawings under this facility bore interest at a bank prime rate plus 0.5%. At December 31, 2005, $2,971,000 was drawn on this facility and the remaining amount to outstanding checks. The revolver was cancelled on June 12, 2006.

GEOKINETICS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2006, the Company had available credit under this facility of $14.5 million reduced by standby letters of credit totaling $1.2 million issued by PNC under the revolver. At December 31, 2006, no amounts were drawn on either the revolver or the capital expenditure line.

Notes Payable

Notes payable at December 31, 2006 and 2005, included insurance premiums payable over periods shorter than one year. Additionally, the balance at December 31, 2005, also included a note of approximately $178,000 to a financial institution dated March 1, 1996, which was repaid in March 2006.

Future Maturities

At December 31, 2006, future maturities of long-term debt and capital lease obligations are as follows: (in thousands):

	Floating	Capital
Year Ended	Rate	Lease	Notes	Bank
December 31	Notes	Obligations	Payable	Overdraft	Total
2007	$—	$2,224	$1,320	$36	$3,580
2008	—	2,264	—	—	2,264
2009	—	1,307	—	—	1,307
2010	—	16	—	—	16
2011	—	2	—	—	2
Thereafter	110,000	—	—	—	110,000
	$110,000	$5,813	$1,320	$36	$117,169

At December 31, 2006, the Company was in compliance with all covenants.

NOTE 6:   Common and Preferred Stock

Common Stock

The holders of common stock have full voting rights on all matters requiring stockholder action, with each share of common stock entitled to one vote. Holders of common stock are not entitled to cumulate votes in elections of directors. No stockholder has any preemptive right to subscribe to an additional issue of any stock or to any security convertible into such stock.

In addition, as long as any shares of the Series B Preferred Stock (see below) are outstanding, the Company may not pay or declare any dividends on common stock unless the Company has paid, or at the same time pays or provides for the payment of, all accrued and unpaid dividends on the Series B Preferred Stock. In addition, the Notes and the credit facility (see Notes) restrict the Company’s ability to pay dividends on common stock.

Private Placement

In two closings on December 1, 2005, and December 8, 2005, the Company completed a private placement of $30.8 million of common stock, net of offering costs of approximately $1.9 million and 27,405 warrants to purchase common stock. The Company sold 2,467,000 shares of common stock at a per share price of $12.50, and warrants to purchase an additional 246,700 shares of common stock. The warrants are

GEOKINETICS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

exercisable at a price of $20.00 per share, may be exercised at any time and expire five years after the date of issuance.

The Company used the net proceeds to fund the acquisition of Trace, which closed simultaneously with the private placement, repay certain equipment debt and provide the Company with additional working capital.

The Company considered the warrant agreement to be a derivative and classified the warrants as a liability at fair value on the balance sheet at December 31, 2005. Information regarding the valuation of the warrants is as follows:

	2005
	December 1,	December 31,
Weighted average fair value of warrants	$18.90	$24.00
Black Scholes Assumptions:
Dividend rate	—	—
Risk-free interest rate	4.44%	4.35%
Volatility	159%	159%
Contractual life	5.0 years	4.9 years

For the year ended December 31, 2005, the change in the fair value of the warrants between December 1, 2005, and December 31, 2005, $1.4 million was reflected as a warrant expense in the Company’s 2005 statement of operations.

At December 31, 2005, the unregistered issued shares of common stock were classified as temporary equity due to the liquidated damages provision in the Company’s Registration Rights Agreements.

During the first quarter of 2006, the Company successfully negotiated with each of the purchasers for a cap on the payment of liquidated damages reclassifying both the common stock and related warrants as permanent equity.

During the years ended December 31, 2006 and 2005, in connection with the late filing of a registration statement on Form S-1 relating to the resale of common stock issued upon the exercise of warrants issued in conjunction with a private placement completed in December 2005, the Company recorded approximately $376,000 during the year ended December 31, 2006, for liquidated damages paid in connection with the failure to timely file the registration statement.

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of 2,500,000 shares of preferred stock with such designations, rights and preferences as may be determined from time to time by the Company’s board of directors. Accordingly, the Company’s board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, redemption, sinking fund, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock. The Company may issue some or all of the preferred stock to effect a business combination. In addition, the preferred stock could be utilized as a method of discouraging, delaying or preventing a change in control of the Company.

On November 30, 2004, the Company completed a $2.5 million equity financing from private investment sources. The financing consisted of an issue of 8,333 shares of Series A Senior Convertible

GEOKINETICS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Preferred Stock (“Convertible Preferred Stock”) priced at $300 per share, which is convertible into common at $.30 cents per share. The Convertible Preferred Stock accrues dividends at the rate of 6% per annum, compounded annually which are payable in cash when, and if, declared. All unpaid dividends are cumulative and accrue, compounded annually, regardless of whether or not the Company has funds legally available for the payment of such dividends. The Convertible Preferred Stock is convertible, at the option of the holder thereof, at any time after the date of issuance. The Convertible Preferred Stock is automatically converted into common stock immediately upon the Company’s sale of common stock in an underwritten public offering a) at a price per share yielding the Company net proceeds of not less than $1.20, b) resulting in net proceeds to the Company and selling shareholders, if any, of not less than $20,000,000 and c) after which the Company’s common stock is listed on NYSE, AMEX or the NASDAQ National Market. If, at any time after October 31, 2009, the holders of not less than 51% of the Convertible Preferred Stock then outstanding deliver written notice to the Company of such holders desire to redeem all outstanding Convertible Preferred Stock, if not previously converted, the Convertible Preferred Stock shall be redeemed. At any time after October 31, 2011, the Company is entitled to redeem all outstanding Convertible Preferred Stock, if not previously converted.

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

In conjunction with the Company’s December, 2005 private placement of common stock, the Company’s Convertible Preferred Stock was converted into common stock of the Company. The Company issued 8,832,980 shares of common stock to facilitate the conversion, based on the conversion price of $0.30 cents per share and the accumulation of accrued dividends from December, 2004.

On December 15, 2006, in connection with the repayment of the $55.0 million subordinated loan, the Company issued 228,683 shares of its Series B Preferred Stock, $10 par value, pursuant to the terms of the Securities Purchase Agreement dated September 8, 2006, with Avista, an affiliate of Avista and another institutional investor. The preferred stock is presented as mezzanine (temporary equity) debt due to the characteristics described below:

Each holder of Series B Preferred Stock is entitled to receive cumulative dividends at the rate of 8.0% per annum on the liquidation preference of $250.00 per share, compounded quarterly. At the Company’s option through October 31, 2011, dividends may be paid in additional shares of Series B Preferred Stock. After such date, dividends shall be paid in cash if declared.

GEOKINETICS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Each holder of Series B Preferred Stock, in the event of the Company’s liquidation, will be entitled to a preference over the holders of shares of common stock, equal to $250.00 per share, subject to certain adjustments, plus any accrued dividends.

After March 31, 2014, holders of not less than a majority of outstanding shares of Series B Preferred Stock may require upon written notice to redeem all outstanding shares of Series B Preferred Stock, in cash, at a price equal to $250.00 per share, plus any accrued dividends.

The Series B Preferred Stock is initially convertible into 10 shares of the Company’s common stock at the option of the holder, subject to adjustment, from time to time, on the terms described in the Company’s certificate of incorporation.

At the Company’s option, each share of Series B Preferred Stock is convertible into shares of common stock, immediately upon the sale of common stock at a price per share yielding net proceeds to the Company of not less than $35.00 per share in an underwritten public offering pursuant to an effective registration statement under the Securities Act, to provide net proceeds to the Company and the selling stockholder of not less than $75,000,000.

As long as at least 55,000 shares of Series B Preferred Stock are outstanding, the consent of the holders of a majority of the Company’s Series B Preferred Stock will be required to, among other things, make any material change to its certificate of incorporation or by-laws, declare a dividend on its common stock, enter into a business combination, increase or decrease the size of its board of directors or elect one member of the board of directors.

If the Company authorizes the issuance and sale of additional shares of its common stock other than pursuant to an underwritten public offering registered under the Securities Act, or for non-cash consideration pursuant to a merger or consolidation approved by its board of directors, the Company must first offer in writing to sell to each holder of its Series B Preferred Stock an equivalent pro rata portion of the securities being issued.

Shares Eligible for Future Sale

At December 31, 2006, the Company had 316,450 shares of common stock currently issuable upon the exercise of outstanding options with a weighted average exercise price of $9.58 per share. At the same date, the Company also had 189,900 shares of restricted stock. At December 31, 2006, there were 62,588 shares of common stock remaining available for future issuance under the equity compensation plan approved by shareholders.

The Company has an effective registration statement with the SEC registering the resale of approximately 940,000 shares of its currently outstanding common stock.

GEOKINETICS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Delaware Anti-Takeover Law and Charter and By-Law Provisions

The Company is subject to the provisions of Section 203 of the Delaware General Corporation Law. In general, the statute prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination or the transaction by which the person became an interested stockholder is approved by the corporation’s board of directors and/or stockholders in a prescribed manner or the person owns at least 85% of the corporation’s outstanding voting stock after giving effect to the transaction in which the person became an interested stockholder. The term “business combination” includes mergers, asset sales and other transactions resulting in a financial benefit to the interested stockholder. Subject to certain exceptions, an “interested stockholder” is a person who, together with affiliates and associates, owns, or within three years did own, 15% or more of the corporation’s voting stock. A Delaware corporation may “opt out” from the application of Section 203 through a provision in its certificate of incorporation or by-laws. The Company has not “opted out” from the application of Section 203.

NOTE 7:   Employee Benefits

Stock-Based Compensation

The adoption of SFAS No. 123(R) in the first quarter of fiscal year 2006 resulted in prospective changes in the Company’s accounting for stock-based compensation awards including recording stock-based compensation expense related to stock options that became vested during the quarter on a prospective basis. The adoption of SFAS No. 123(R) resulted in the recognition of compensation expense of approximately $1.3 million or $0.24 per common share for the year ended December 31, 2006. In accordance with the modified prospective transition method of SFAS No. 123(R), prior period amounts have not been restated to reflect the recognition of stock-based compensation costs. The total cost related to non-vested awards not yet recognized at December 31, 2006 is approximately $4.3 million which is expected to be recognized over a weighted average of 2.11 years.

The Company adopted the 2002 Stock Awards Plan (“Plan”) during March 2003, which provides for granting to directors, officers and select employees (i) incentive stock options, (ii) nonqualified stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) phantom stock awards or (vi) any combination of the foregoing.

On November 1, 2006, stockholders of Geokinetics Inc.’s common stock approved an amendment to Geokinetics Inc’s Plan to increase the number of shares authorized for the Plan to 800,000 shares of common stock.

Stock Options

The Plan originally provided options to purchase a total of 335,156 shares of common stock of the Company. In November 2005, the Company’s Board of Directors approved an amendment to the Plan which increased the number of shares of common stock available for grant from 335,156 shares to 558,156 shares and, subject to approval of such amendment at the next annual meeting of the stockholders of the Company, the Board began granting additional options under the Plan. In September 2006, the Company’s Board of Directors approved another amendment to the Plan which increased the number of shares of common stock available for grant from 558,156 shares to 800,000 shares, and subject to approval of such amendment at the next annual meeting of the stockholders of the Company, the Board began

GEOKINETICS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

granting additional options under the Plan. The price at which a share of common stock may be purchased upon exercise of an incentive stock option or a nonqualified stock option is determined by the Board, but may not be less than, in the case of incentive stock options, the fair market value of common stock subject to the stock option on the date the stock option is granted. Options are generally exercisable over a three-year period from the date of grant and the options expire generally ten years from the date of grant.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model. Expected volatilities are based on a number of factors, including historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination for determining the estimated forfeitures. The Company uses the “shortcut” method described in SAB Topic 14D.2 for determining the expected life used in the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. As the Company has not declared dividends since it became a public entity, no dividend yield is used in the calculation. For the options granted during the second quarter of 2006, the following criteria was utilized: (i) an average risk free interest rate of 4.5%, (ii) an average volatility of 159% and (iii) an average contractual life of 6.0 years. Option activity for the year ended December 31, 2006 is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2005	524,512	$6.10
Expired	—	—
Forfeited	(30,000)	11.37
Exercised	(193,062)	2.20
Granted	15,000	24.41
Balance at December 31, 2006	316,450	$12.12	7.85 years	$6,853,144
Exercisable at December 31, 2006	231,133	$8.45	7.50 years	$5,265,642

The weighted average grant-date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $30.10, $8.67, and $5.84, respectively. The total intrinsic value of options exercised during the year ended December 31, 2006 and 2005 was approximately $4.6 million and $90,000 and none for 2004.

Options outstanding at December 31, 2006, expire between October 2013 and February 2016, and have exercise prices ranging from $2.50 to $31.50.

Total compensation expense related to stock options recognized during 2006 totaled $1.3 million, and for 2005 and 2004, would have been approximately $1.4 million, and $200,000, respectively under SFAS No. 123(R). Under APB No. 25, the Company recognized $0.5 million of compensation expense for 2005 and none for 2004.

Restricted Stock

As part of the acquisition of Grant in September 2006, the Company granted 157,750 shares of restricted stock to management and key employees. The Company granted an additional 32,150 shares of restricted stock as management incentives and compensation for directors serving on the Company’s

GEOKINETICS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Board of Directors. The Company recorded compensation expense of approximately $322,000 or $0.06 per common share at December 31, 2006, related to these restricted stock awards whose activity is summarized below:

Number of Shares of Restricted Stock
Balance at December 31, 2005	—
Granted	193,900
Forfeited	(4,000)
Balance at December 31, 2006	189,900

Because the Company maintained a full valuation allowance on its U.S. deferred tax assets, the Company did not recognize any tax benefit related to stock-based compensation expense for the year ended December 31, 2006.

Employee Retirement Plans

At December 31, 2006, the Company maintained three 401(k) plans in which the Company’s employees are eligible to participate.

Employees of the Company, which includes employees who joined the Company as part of the Trace acquisition, participate in a 401(k) plan in which the Company made matching contributions of approximately $85,000 for 2006. The maximum contribution by the Company is 2% and 2006 was the first year in which matching contributions were made to this plan. Employees of Company are permitted to make contributions of up to 100% of their salary up to the statutory maximum amount, which is $15,000 for calendar year 2006.

Employees who joined the Company as part of the Grant acquisition are covered under two plans: an international retirement plan for international employees and a 401(k) plan for domestic employees. Since the Grant acquisition on September 8, 2006, the Company has made matching contributions of $92,000 under both plans for 2006. The 401(k) plan has an employer matching contribution of 100% on the first 3% of the employee’s contribution and a 50% match on the second 3% of the employee’s contributions. Employees are permitted to make contributions of up to 30% of their salary up to the statutory maximum amount. Under both plans, the Company has an employer matching contribution of 100% on the first 3% of the employee’s contribution and 50% of the second 3% of the employee’s contribution.

As of January 1, 2007, all domestic employees participate in a single plan and international employees participate in the international retirement plan. All employees of the Company are permitted to make contributions of up to 50% of their salary up to the statutory maximum amount. All employees of the Company, both domestic and international, are eligible to participate effective the first of the month following three months from their hire date.

The Company does not offer pension or other retirement benefits.

NOTE 8:   Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting of comprehensive income (loss) and its components in a full set of general purpose financial statements.

GEOKINETICS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Comprehensive income (loss) generally represents all changes in stockholders’ equity (deficit) during the period except those resulting from investments by, or distributions to, stockholders. The Company has comprehensive income (loss) related to changes in foreign currency to U.S. dollar exchange rates, which is recorded as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Net loss	$(4,176)	$(1,922)	$(441)
Foreign currency translation adjustment	61	(13)	—
Comprehensive loss	$(4,115)	$(1,935)	$(441)

NOTE 9:   Income (Loss) per Common Share

The following table sets forth the computation of basic and diluted loss per common share (in thousands except share and per share data):

	Year Ended December 31,
	2006	2005	2004
Numerator:
Loss applicable to common stockholders	$(4,382)	$(2,081)	$(2,956)
Denominator:
Denominator for basic loss per common share	5,384,388	2,182,350	1,899,211
Effect of dilutive securities:
Stock options	—	—	—
Warrants	—	—	—
Restricted stock	—	—	—
Convertible preferred stock	—	—	—
Denominator for diluted loss per common share	5,384,388	2,182,350	1,899,211
Loss per common share:
Basic	$(0.81)	$(0.95)	$(1.56)
Diluted	$(0.81)	$(0.95)	$(1.56)

The calculation of diluted loss per common share for the years ended December 31, 2006, 2005 and 2004, excludes options to purchase 316,450 shares, 524,512 shares and 93,185 shares of common stock, respectively, warrants to purchase 275,605 shares, 275,605 shares and 1,005 shares, respectively, of common stock, 189,900 shares of restricted stock for the year ended December 31, 2006, and preferred stock convertible into 2,286,830 and 833,300 shares of common stock for the years ended December 31, 2006 and 2004, respectively, because the effect would be anti-dilutive.

GEOKINETICS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10:   Property and Equipment

Property and equipment is comprised of the following (in thousands):

	Estimated	December 31,
	Useful Life	2006	2005
Field operating equipment	3-10 years	$128,624	$47,796
Vehicles	3-10 years	4,794	2,179
Buildings and improvements	6-39 years	392	813
Software	3-5 years	1,960	1,081
Data processing equipment	5 years	5,659	4,101
Furniture and equipment	3-5 years	926	331
		142,355	56,301
Less: accumulated depreciation and amortization		(31,889)	(21,241)
		110,466	35,060
Land		23	23
Operating equipment and vehicles in-transit		6,113	—
		$116,602	$35,083

The Company reviews the useful life and residual values of property and equipment on an ongoing basis considering the effect of events or changes in circumstances. Based on information obtained in relation to the acquisition of Trace, effective December 1, 2005, the Company revised the estimated lives assigned to its primary seismic field operating equipment from five to ten years. In addition, the Company also revised the estimate of residual values on such equipment from zero to ten percent (in instances where the remaining book value was equal to or above ten percent). This change in estimate did not have a material impact on the December 31, 2005 consolidated financial statements. The change resulted in approximately $21.3 million in assets acquired in the Trace acquisition and $3.4 million in assets previously held by the Company being assigned a residual value of approximately $2.5 million which will not be depreciated. No changes to property and equipment estimated lives and residual values were required in connection with the Company’s acquisition of Grant.

NOTE 11:   Accrued Liabilities

Accrued liabilities include the following (in thousands):

	December 31,
	2006	2005
Accrued operating expenses	$9,806	$7,193
Accrued payroll, bonuses and employee benefits	6,879	929
Sales tax payable	3,939	8
Accrued interest payable	624	13
Preferred dividends	200	—
Other	883	158
	$22,331	$8,301

GEOKINETICS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12:   Other Supplementary Disclosures

In December 2006, the Company incurred a loss of seismic equipment with a net book value of approximately $354,000 for which a claim of approximately $4 million, equivalent to the estimated replacement cost of the equipment, has been filed against the Company’s insurance carrier. In February 2007, the Company received an advance payment of $2.5 million. The net gain of $2.1 million is reflected on the statement of operations. As of March 2007, management does not know the final outcome on the remaining portion of the claim.

At December 31, 2006, other liabilities included approximately $911,000 for remittance tax from the Company’s Colombian branch. The remittance tax represents a 7% tax on the branch’s net income; however, payments to fiscal authorities can be deferred and subsequently forgiven if the annual profits of the branch are reinvested in Colombia for more than five years. Local tax authorities have eliminated this tax for future income beginning in the year 2007.

NOTE 13:   Income Taxes

Loss before income taxes attributable to U.S. and foreign operations are as follows:

	December 31, 2006	December 31, 2005	December 31, 2004
	(in thousands)
U.S.	$(8,320)	$(2,142)	$334
Foreign	7,378	220	(775)
Total	$(942)	$(1,922)	$(441)

The provision for income taxes shown in the consolidated statements of operations consists of current and deferred expense (benefit) as follows:

	December 31, 2006	December 31, 2005	December 31, 2004
	(in thousands)
Current:
U.S.—federal and state	$1,279	$(165)	$(151)
Foreign	1,135	—	—
Total current	2,414	(165)	(151)
Deferred:
U.S.	(7)	216	151
Foreign	827	—	—
Total deferred	820	216	151
Total provision for income taxes	$3,234	$51	$—

GEOKINETICS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory rate to loss before income taxes for the years ended December 31, 2006, 2005 and 2004 as follows:

	December 31, 2006	December 31, 2005	December 31, 2004
	(in thousands)
U.S. statutory rate	$(330)	$(636)	$(150)
Non-deductible expenses	466	471	—
State taxes, net of benefit	595	—	—
Effect of foreign tax rate differential	(932)	—	—
Other	(8)	(49)	(88)
Change in valuation allowance	3,443	265	238
Total provision for income taxes	$3,234	$51	$—

GEOKINETICS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following is a summary of deferred tax assets and liabilities:

	December 31, 2006	December 31, 2005	December 31, 2004
	(in thousands)
Current deferred tax assets:
Allowance for doubtful amounts	$236	$—	$—
Other	127	—	—
Total current deferred tax assets	363	—	—
Noncurrent deferred tax assets:
Property and equipment— U.S.	627	—	$—
Stock-based compensation	344	—	—
Foreign tax credits	2,889	—	—
Loss carryforwards—U.S.	24,214	332	238
Loss carryforwards— foreign	8,484	596	—
Debt on foreign subsidiary capital leases	2,047	2,047	—
Total noncurrent deferred tax assets	38,605	2,975	238
Total deferred tax assets	$38,968	2,975	$238
Current deferred tax liabilities:
Property and equipment—foreign	$1,950	$—	$—
Accrued insurance	36	—	—
Total current deferred tax liabilities	1,986	—	—
Noncurrent deferred tax liabilities:
Property and equipment—foreign	3,717	4,319	—
Property and equipment—U.S.	—	67	—
Property—equipment—acquisitions	11,960	—	—
Total noncurrent deferred tax liabilities	15,677	4,386	—
Total deferred tax liabilities	17,663	4,386	—
	21,305	(1,411)	238
Valuation allowance	(37,819)	(265)	(238)
Net deferred income taxes	$(16,514)	$(1,676)	$—

The Company assesses the likelihood that deferred taxes will be recovered from the existing deferred tax liabilities or future taxable income in each jurisdiction. To the extent that the Company believes that the Company does not meet the test that recovery is “more likely than not,” the Company establishes a valuation allowance. The Company has recorded valuation allowances for net deferred tax assets since management believes it is “more likely than not’’ that these assets will not be realized. The valuation allowance for deferred tax assets increased by approximately $37.6 million in 2006. The increase in this allowance was primarily due to deferred tax assets acquired in the Grant acquisition. Any benefit realized from the future reversal of the valuation allowance recorded in connection with the Grant acquisition will be recorded as a reduction first to goodwill, then to intangible assets and then to provision for income taxes.

GEOKINETICS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2006, the Company had U.S. tax  loss carryforwards of approximately $69.6 million and non-U.S. tax loss carryforwards of approximately $29.0 million, which will expire in various amounts beginning in 2011 and ending in 2026.

Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a corporation’s ability to utilize net operating loss carryforwards (“NOLs’’) if the Company experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership percentage of certain stockholders in the stock of the corporation by more than 50 percent over a three year period. In the event of an ownership change, utilization of NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years. The amount of the limitation may, under certain circumstances, be increased by built-in gains held by the Company at the time of the ownership change that are recognized in the five year period after the change. Due to the acquisition of Grant, there was a change in control of the Company. Under these rules, the Company will be limited in the future use of preacquisition NOLs. The Company is currently assessing the annual limitation of such NOLs.

The Company’s current legal structure requires the Company to file two separate U.S. income tax returns. As a result, the tax attributes, including NOLs, of one group may not be used to offset the income of the other. Accordingly, the Company may have current U.S. income tax expense in one group despite the existence of substantial NOLs in the other.

The Company has undistributed earnings of its foreign subsidiaries. Those earnings are considered to be indefinitely reinvested; accordingly, no provision for U.S. federal and state income tax or for any potential foreign withholding taxes has been provided. Upon repatriation of those earnings, the Company would be subject to both U.S. income taxes and withholding tax payable to the various foreign countries. Determination of the amount of the unrecognized deferred tax liability is not practicable; however, unrecognized foreign tax credits may be available to reduce the U.S. liability.

NOTE 14:   Related Party Transactions

In connection with certain financing transactions that were completed in April and July of 1997 with William R. Ziegler, Steven A. Webster and Blackhawk Investors, L.L.C. (of which Messrs. Ziegler and Webster serve as the two partners of its sole managing member), the Company entered into a three-year consulting agreement (beginning April 25, 1997) with William R. Ziegler, pursuant to which Mr. Ziegler agreed to provide the Company with certain strategic planning and other consulting services. Mr. Ziegler and Mr. Webster each serve as directors of the Company. Under Mr. Ziegler’s consulting agreement, Mr. Ziegler received a quarterly consulting fee equal to one-half of 1% of the total investment made by him and certain other persons on or before July 31, 1997 in the Company’s debt and equity securities that were outstanding as of the end of each quarter during the term of the consulting agreement. Mr. Ziegler’s consulting agreement expired on April 25, 2000 and was not renewed. At December 31, 2005 the Company owed Mr. Ziegler approximately $390,000 in consulting fees pursuant to the agreement. In addition, in July 1997, the Company entered into an Investment Monitoring Agreement with Blackhawk Capital Partners, the managing member of Blackhawk Investors, L.L.C., pursuant to which Blackhawk Capital Partners was appointed to oversee Blackhawk Investors, L.L.C.’s investments in the Company. At December 2003, Blackhawk Investors, L.L.C. had divested itself of its original investment in the Company. At December 31, 2005, the Company owed Blackhawk Capital Partners approximately $163,000 in

GEOKINETICS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consulting fees under this agreement. These amounts were paid in full and the obligations were satisfied in September 2006.

On December 1, 2005, in connection with the financing of the Trace acquisition, the Company completed a private placement of $30.8 million of its common stock and warrants to purchase common stock, net of offering costs of approximately $1.9 million. The Company sold 2,467,000 shares of its common stock at a per share price of $12.50, and warrants to purchase an additional 274,105 shares of common stock. The warrants are exercisable at a price of $20.00 per share, may be exercised at any time after the date of issuance and expire five years after the date of issuance. Three of the Company’s directors (Messrs. Ziegler, Webster and Harte) participated in the private placement of common stock and warrants to purchase common stock. Their combined purchases totaled 480,000 shares of common stock representing $6.0 million of the total offering. The directors also received warrants to purchase 48,000 shares of the Company’s common stock.

During 2006, the Company rented various seismic equipment from Sensor Rentals Joint Venture in Calgary, Canada. Mr. Dave Smiddy, the former President of Trace Canada, is one of the partners in this joint venture. The total amount rented form Sensor Rentals Joint Venture in 2006 was $884,320.83. Mr. Smiddy left the Company in October 2006.

On November 30, 2004, the Company completed a $2.5 million equity financing from private investment sources. The financing consisted of an offering of 8,333 shares of convertible preferred stock priced at $300 per share, which was convertible into common stock at $0.30 per share. The convertible preferred stock accrued dividends at the rate of 6% per annum, compounded annually and, which were payable in cash when, and if, declared. Three of the Company’s directors (Messrs. Ziegler, Webster and Harte) participated in this private placement. Their combined purchases totaled 5,579 shares of convertible preferred stock and represented $1.7 million of the total offering.

In conjunction with the Company’s December 2005 private placement of common stock, the Company’s convertible preferred stock was converted into its common stock. The Company issued 883,298 shares of common stock upon conversion, based on the conversion price of $0.30 per share and the accumulation of accrued dividends from December 2004. Upon conversion of the convertible preferred stock, these directors received in the aggregate 591,374 shares of the Company’s common stock.

GEOKINETICS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2005, the Company performed and completed a seismic survey for Carrizo Oil & Gas, Inc. (“Carrizo”). The project was bid to Carrizo at prevailing market rates and the survey was conducted according to industry standards. The seismic survey generated revenue of approximately $1.1 million for the Company. Steven A. Webster serves as Chairman of the Board of Carrizo. Mr. Webster is one of the Company’s directors.

William R. Ziegler is of counsel to the New York based law firm of Satterlee Stephens Burke & Burke, LLP. During the fiscal years ended December 31, 2006 and 2005, such firm billed the Company approximately $19,000 and $43,000 respectively, for services rendered.

On December 15, 2006, the Company sold 228,683 shares of its Series B preferred stock to Avista, an affiliate of Avista and one other institutional investor, the proceeds of such sale were used to repay the $55.0 million original principal amount under its subordinated loan, together with capitalized and accrued interest. In accordance with the terms and provisions of the Securities Purchase Agreement, dated as of September 8, 2006, by and among the purchasers of the Company’s Series B preferred stock and the Company, Avista received the right to appoint one director to the Company’s board of directors. Robert L. Cabes, Jr. was appointed to the Company’s board of directors on November 2, 2006.

NOTE 15:   Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. Management is of the opinion that none of the claims and actions will have a material adverse impact on the Company’s financial position, results of operations or cash flows.

At December 31, 2006, the Company has non-cancelable operating leases for office, warehouse space and equipment with remaining terms ranging from approximately one to eight years. Aggregate future minimum lease payments under the various non-cancelable operating leases are as follows (in thousands):

Year Ended December 31,	Amount
2007	$2,176
2008	1,146
2009	513
2010	210
2011	200
Thereafter	605
$4,850

Rental expense in the consolidated financial statements amounted to approximately $22.0 million, $2.3 million and $1.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 16:   Significant Risks and Management’s Plans

The liquidity of the Company should be considered in light of the cyclical nature of demand for land and transition zone seismic services. These fluctuations have impacted the Company’s liquidity as supply and demand factors directly affect pricing.

GEOKINETICS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Market

The Company’s ability to meet its obligations depends on its future performance, which in turn is subject to general economic conditions, activity levels in the oil and gas exploration sector, and other factors beyond the Company’s control.

The Company has incurred significant losses from operations in the past. These losses stem primarily from costs associated with lower contract prices. Management believes that restructuring initiatives have played an important role in allowing the Company to return to profitability. The Company’s ability to sustain profitability in the future is dependent upon several factors, including but not limited to, the following:

Competition

The Company’s products and services are highly competitive and characterized by continual changes in technology. Competitive pressures or other factors also may result in significant price competition that could have a material adverse effect on the Company’s operations and financial condition.

Technology

Future technological advances could require the Company to make significant capital expenditures to remain competitive. The Company competes in a capital intensive industry. The development of seismic data acquisition equipment has been characterized by rapid technological advancements in recent years, and the Company expects this trend to continue.

There can be no assurance that manufacturers of seismic equipment will not develop new systems that have competitive advantages over systems now in use that either render the Company’s current equipment obsolete or require the Company to make significant capital expenditures to maintain its competitive position. There can be no assurance that the Company will have the capital necessary to upgrade its equipment to maintain its competitive position or that any required financing therefore will be available on favorable terms. If the Company is unable to raise the capital necessary to update its data acquisition systems to the extent necessary, it may be materially and adversely affected.

NOTE 17:   Major Customers

For the year ended December 31, 2006, no individual customer represented more than 10% of the total revenue, and for the years ended December 31, 2005 and 2004, revenue from the top three major customers were approximately $21.1 million and $22.1 million, representing approximately 34% and 51%, respectively, of total revenue.

NOTE 18:   Concentration of Credit Risk

The Company generally provides services to a relatively small group of key customers that account for a significant percentage of accounts receivable of the Company at any given time. The Company’s key customers vary over time. The Company extends credit to various companies in the oil and gas industry, including its key customers, for the acquisition of seismic data, which results in a concentration of risk. This concentration of credit risk may be affected by changes in the economic or other conditions of the Company’s key customers and may accordingly impact the Company’s overall credit risk.

GEOKINETICS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has cash in banks and short-term investments, including restricted cash, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and management believes it is not exposed to any significant credit risk on cash and short-term investments.

The Company conducts operations outside the United States at both its seismic data acquisition and data processing segments. These operations expose the Company to market risks from changes in foreign exchange rates. However, to date, the level of activity has not been of a material nature.

NOTE 19:   Senior Executive Incentive Program

The Board of Directors has adopted a senior executive incentive program (the “Senior Executive Incentive Program”), pursuant to which the Company’s senior executives and key employees may earn annual bonus compensation based upon the Company’s performance in relation to its cash flows. Specifically, at the end of each fiscal year, the Board shall determine and establish an annual bonus pool (the “Bonus Pool”) equal to 10% of the Company’s consolidated earnings before interest, taxes, and depreciation and amortization (“EBITDA”) for such fiscal year less capital expenditure budget overages not previously approved by the Company’s Board of Directors. No Bonus Pool shall be established for any fiscal year if the Company’s consolidated earnings before interest and taxes (“EBIT”) for such year is negative. The Board of Directors will allocate the Bonus Pool among the participants in the Senior Executive Incentive Program in its sole discretion, subject to the terms of any employment agreements with the participants in the program. Bonuses, if any, awarded under the Senior Executive Incentive Program will be determined by the Board of Directors and paid within 75 days after the end of the fiscal year for which the Bonus Pool has been determined.

For the year ended December 31, 2006, the criteria for the Senior Executive Incentive Program were met. In March 2007, bonuses of $2.2 million were paid to senior executives under the plan parameters. These bonuses were accrued on the Company’s books and records for the year ended December 31, 2006 as the amounts were established and earned based on the Company’s 2006 operating results and incentive program criteria.

As previously disclosed by the Company, after reviewing the results of the Company’s operations for the fiscal year ended December 31, 2004, the Board determined that, although not all requirements for establishment of a Bonus Pool were satisfied, a substantial portion of the necessary criteria were satisfied. Therefore, on February 23, 2005, the Board determined to award bonuses to six senior executives and key employees. On March 4, 2005, discretionary bonuses were awarded to such senior executives and key employees in the aggregate amount of $190,000. These bonuses were expensed during the year ended December 31, 2005, as they were awarded at the discretion of the board outside the incentive plan criteria.

GEOKINETICS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20.      Unaudited Quarterly Financial Data

Summarized quarterly financial data for the years ended December 31, 2006 and 2005 are as follows:

	Quarter Ended 2005
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Revenue	$13,161	$13,428	$15,518	$20,068
Income (loss) from operations	$(2)	$193	$489	$(744)
Interest income and interest and debt expense, net	$88	$74	$73	$123
Net income (loss)	$(90)	$118	$416	$(2,366)
Income (loss) applicable to common shareholders	$(134)	$75	$373	$(2,396)
Income (loss) per common share:
Basic	$(0.07)	$0.04	$0.20	$(0.79)
Diluted	$(0.07)	$0.04	$0.13	$(0.79)
Weighted average common shares outstanding:
Basic	1,899	1,899	1,899	3,035
Diluted	1,899	2,017	2,849	3,035

	Quarter Ended 2006
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Revenue	$48,472	$34,372	$50,412	$91,927
Income (loss) from operations	$4,099	$2,924	$(966)	$4,194
Interest income and interest and debt expense, net	$137	$111	$1,746	$8,825
Net income (loss)	$2,289	$1,614	$(1,922)	(6,157)
Income (loss) applicable to common shareholders	$2,289	$1,614	$(1,922)	$(6,363)
Income (loss) per common share:
Basic	$0.43	$0.30	$(0.36)	$(1.16)
Diluted	$0.39	$0.27	$(0.36)	$(1.16)
Weighted average common shares outstanding:
Basic	5,350	5,350	5,357	5,480
Diluted	5,834	5,899	5,357	5,480

NOTE 21:   Subsequent Events

Effective January 1, 2007, the functional currency of the Canadian subsidiary was changed from the Canadian dollar to the U.S. dollar. Accumulated Other Comprehensive Income reported in the consolidated statements of stockholder’s equity (deficit) before January 1, 2007, totaled approximately $48,000 and consisted solely of the cumulative foreign currency translation adjustment in the Canadian subsidiary prior to changing the functional currency.