Form 10-Q
period 2007-03-31
GEOKINETICS INC
filed 2007-05-09
CIK 314606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes   ☐               No   ☒

At May 8, 2007, there were 5,830,893 shares of common stock, par value $0.01 per share, outstanding.

GEOKINETICS INC.

Geokinetics Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(In thousands)

ASSETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
Current assets:
Cash and cash equivalents	$11,120	$20,404
Restricted cash	1,586	1,655
Accounts receivable:
Trade, net of allowance for doubtful accounts of $714 and $699 as of March 31, 2007 and December 31, 2006, respectively	51,040	40,880
Unbilled	17,337	16,166
Other	5,280	7,769
Inventories	305	519
Deferred costs	6,214	4,810
Prepaid expenses and other current assets	5,719	5,708
Total current assets	98,601	97,911

Property and equipment	166,371	148,491
Less: Accumulated depreciation and amortization	(37,076)	(31,889)
Property and equipment, net	129,295	116,602

Other assets:
Goodwill	73,414	73,414
Intangible assets, net	5,091	5,422
Investments, at cost	963	1,100
Deferred financing cost, net	4,530	4,587
Other assets	582	597
Total other assets	84,580	85,120

Total assets	$312,476	$299,633

See accompanying notes to the condensed consolidated financial statements.

Geokinetics Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

LIABILITIES, MEZZANINE AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2007	2006
	(Unaudited)
Current liabilities:
Current portion of long-term debt and capital lease obligations	$8,016	$3,552
Accounts payable	37,098	42,924
Accrued liabilities	29,550	22,331
Deferred revenue	4,627	12,201
Income taxes payable	4,607	2,437
Total current liabilities	83,898	83,445

Long-term debt and capital lease obligations, net of current portion	118,888	113,617
Deferred income taxes	16,535	16,514
Other liabilities	1,434	1,385
Total liabilities	220,755	214,961

Commitments and contingencies	—	—

Mezzanine equity:
Preferred stock, Series B Senior Convertible, $10.00 par value; 233,255 shares issued and outstanding in 2007; 228,683 shares issued and outstanding in 2006	57,254	56,077
Total mezzanine equity	57,254	56,077

Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized, 5,811,060 shares issued and 5,571,160 shares outstanding as of March 31, 2007; 5,733,227 shares issued and 5,543,327 shares outstanding as of December 31, 2006;	58	57
Additional paid-in capital	72,493	72,926
Accumulated deficit	(38,132)	(44,436)
Accumulated other comprehensive income	48	48
Total stockholders’ equity	34,467	28,595

Total liabilities, mezzanine and stockholders’ equity	$312,476	$299,633

See accompanying notes to the condensed consolidated financial statements.

Geokinetics Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Revenue:
Seismic acquisition	$108,365	$47,095
Data processing	2,599	1,377
Total revenue	110,964	48,472

Expenses:
Seismic acquisition	80,786	37,550
Data processing	2,343	1,798
Depreciation and amortization	7,532	1,680
General and administrative	9,220	3,345
Total expenses	99,881	44,373

Gain on sale of equipment	35	—
Gain on insurance claim	1,507	—

Income from operations	12,625	4,099

Other income (expenses):
Interest income	266	93
Interest expense	(4,153)	(230)
Foreign exchange gain	29	—
Other	224	7
Total other expense	(3,634)	(130)

Income before income taxes	8,991	3,969

Provision for income taxes	2,687	1,680

Net income	6,304	2,289

Return to preferred stockholders:
Dividend and accretion costs	1,178	—
Income applicable to common stockholders	$5,126	$2,289

Income per common share:
Basic	$0.89	$0.43
Diluted	$0.75	$0.39

Weighted average common shares outstanding:
Basic	5,758	5,350
Diluted	8,377	5,834

See accompanying notes to the condensed consolidated financial statements.

Geokinetics Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006

OPERATING ACTIVITIES
Net income	6,304	$2,289
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	7,532	1,680
Deferred financing cost	509	—
Stock-based compensation	628	329
Gain on disposition of assets	(1,542)	—
Allowance for doubtful accounts	15	—
Warrant expense, increase in fair value of warrants	—	1,063
Changes in operating assets and liabilities:
Restricted cash	69	—
Accounts receivable	(7,350)	(2,661)
Prepaid expenses and other current assets	(1,533)	1,078
Accounts payable	(4,919)	3,849
Accrued liabilities, deferred revenue and other liabilities	(285)	484
Net cash provided by (used in) operating activities	(572)	8,111

INVESTING ACTIVITIES
Proceeds from sale of property and equipment	1,592	—
Purchases of property and equipment	(21,452)	(1,214)
Net cash used in investing activities	(19,860)	(1,214)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	6,186	1,185
Proceeds from issuance of short-term debt	20,034	—
Proceeds from issuance of restricted stock and exercised options	150	—
Payments on capital lease obligations	—	(1,204)
Payments on short-term debt	(14,607)	(4,521)
Payments on long-term debt and capital lease obligations	(615)	(796)
Net cash provided by (used in) financing activities	11,148	(5,336)

Effect of exchange rate changes on cash and cash equivalents	—	(38)
Net (decrease) increase in cash	(9,284)	1,523
Cash at beginning of quarter	20,404	11,001
Cash at end of quarter	$11,120	$12,524

Supplemental disclosures related to cash flows:

	Quarter ended March 31,
	2007	2006
Purchase of property under capital lease obligations	—	90
Interest paid	3,449	230
Taxes paid	40	167

See accompanying notes to the condensed consolidated financial statements.

GEOKINETICS INC. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     Organization

Geokinetics Inc. (collectively with its subsidiaries, the “Company”), a Delaware corporation, founded in 1980, is based in Houston, Texas.  The Company is a global provider of seismic data acquisition services in land, marsh and swamp (“Transition Zone”) and shallow water environments to the oil and natural gas industry.  In addition, the Company provides seismic data processing and interpretation services.  Seismic data is used by oil and natural gas exploration and production (“E&P”) companies to identify and analyze drilling prospects and maximize successful drilling.  The Company provides seismic data acquisition services in the Gulf Coast, Mid-Continent, California, Appalachian and Rocky Mountain regions of the United States, Western Canada, Canadian Artic, Central and South America, Africa, the Middle East, Australia/New Zealand and the Far East. The Company primarily performs three-dimensional (“3D”) seismic data surveys for customers in the oil and natural gas industry, which include many national oil companies, major international oil companies and smaller independent E&P companies. In addition, the Company performs a significant amount of work for seismic data library companies that acquire seismic data to license to E&P companies rather than for their own use.

NOTE 2:     Basis of Presentation and Significant Accounting Policies

The unaudited financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to provide a fair presentation of the financial condition and results of operations for the periods presented.  All such adjustments are of a normal recurring nature.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC.  These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2006.  The results of operations for the first quarter ended March 31, 2007, are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

Effective January 1, 2007, the functional currency of the Canadian subsidiary was changed from the Canadian dollar to the U.S. dollar, and the Company started capitalizing costs incurred in internal development of software to be used by the Company’s data processing subsidiaries which will allow the Company to provide new products and services.  Before January 1, 2007, Accumulated Other Comprehensive Income consisted solely of the cumulative foreign currency translation adjustments of the Canadian subsidiary, and cost incurred on software development expenses was being recorded as research and development expenses.

On November 3, 2006, the Company completed a reverse stock split of the Company’s common stock outstanding at a ratio of one share for every ten shares. All share amounts and per share amounts for all periods presented have been adjusted to reflect the reverse split.

The Company’s March 31, 2006, consolidated statement of operations has been restated to include approximately $11.8 million of revenue and expenses related to third party costs, associated with the acquisition of Trace Energy Services, Inc. (“Trace”).

The Company believes this presentation better reflects the requirements for the treatment of such third party costs in accordance with Emerging Issues Task Force 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing SFAS No. 159 to determine if its adoption will have a material impact on its results of operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, this statement simplifies and codifies fair value related guidance previously issued within U.S. GAAP. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently reviewing SFAS No. 157 to determine if its adoption will have a material effect on its results of operations or financial position.

In September 2006, the FASB issued FASB Staff Position (FSP) AUG AIR-1 Accounting for Planned Major Maintenance Activities (FSP AUG AIR-1). FSP AUG AIR-1 amends the guidance on the accounting for planned major maintenance activities; specifically it precludes the use of the previously acceptable “accrue in advance” method. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. The implementation of this standard will not have an impact on the Company’s consolidated financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 is an interpretation of SFAS No. 109 and was adopted by the Company effective January 1, 2007. FIN No. 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that the Company has taken or expects to take in the Company’s tax returns. The Company has evaluated the impact of FIN No. 48 on the Company’s financial statements for the first quarter of 2007.  See Note 10, Income Tax for further discussion.

NOTE 3:     Segment Information

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

The Company’s reportable segments are strategic business units that offer different services to customers. Each segment is managed separately, has a different customer base, and requires unique and sophisticated technology. There are no inter-segment sales or transfers.

The following table sets forth significant information concerning the Company’s reportable segments.

	For the Quarter Ended March 31, 2007 (in thousands)
	Data Acquisition		Data
	North America	International	Processing	Corporate	Total

Revenue	$50,604	$57,761	$2,599		$110,964

Segment income (loss)	$8,197	$11,323	$(48)	$(13,168)	$6,304

Segment assets	$121,530	$172,477	$7,198	$11,271	$312,476

	For the Quarter Ended March 31, 2006 (in thousands)
	Data Acquisition		Data
	North America	International	Processing	Corporate	Total

Revenue	$47,095	$—	$1,377		$48,472

Segment income (loss)	$3,885	$—	$(551)	$(1,045)	$2,289

Segment assets	$61,636	$—	$3,091	$12,717	$77,444

NOTE 4:     Acquisitions — Grant Geophysical, Inc.

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

NOTE 5:     Debt and Capital Lease Obligations

At March 31, 2007 and December 31, 2006, the Company’s long-term debt and capital lease obligations were as follows:

	March 31,	December 31,
	2007	2006

U.S. operations:
Floating rate notes - LIBOR plus 6.50%	$110,000	$110,000
Capital lease obligations - 8.72% to 24.75%	5,225	5,771
Revolving credit lines - LIBOR + 2.25% or prime	5,462	—
Notes payable - LIBOR + 2.75% or prime + .50%	6,187	1,320
	126,874	117,091

International operations:
Bank overdraft	—	36
Capital lease obligations - various rates	30	42
	30	78

Total long-term debt and capital lease obligations	126,904	117,169
Less: Current portion	(8,016)	(3,552)
	$118,888	$113,617

Floating Rate Notes

On December 15, 2006, the Company issued floating rate notes (the “Notes”) in the principal amount of $110.0 million.  A significant portion of the net proceeds from such issuance was used to repay the Company’s $100.0 million senior loan and accrued interest incurred in connection with the Grant Acquisition and the remainder retained for general corporate purposes.  Concurrently, the Company repaid the $55.0 million original principal amount subordinated loan, together with capitalized and accrued interest, by the issuance of 228,683 shares of the Company’s Series B Preferred Stock to the lenders.

Interest on the Notes accrues at a rate per annum, reset quarterly, equal to LIBOR plus 6.50% payable quarterly on March 15, June 15, September 15 and December 15 of each year, commencing on March 15, 2007. The Notes mature on December 15, 2012. These Notes are the Company’s senior obligations, guaranteed by all existing and future domestic restricted subsidiaries and secured by a second priority security interest over substantially all of the Company’s assets. The Notes are effectively subordinated to all of the Company’s existing and any future first priority secured indebtedness, including indebtedness under the Company’s credit facilities, to the extent of the secured assets of any such subsidiary. The Notes and the guarantees are pari passu in right of payment with any of the Company’s future second priority secured indebtedness and are effectively senior in right of payment to all of the Company’s existing and any future unsecured indebtedness.

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

The Company entered into a registration rights agreement, dated as of December 15, 2006 (the “Registration Rights Agreement”), with the initial purchaser of the Notes, pursuant to which the Company and each of the subsidiaries agreed to (i) file with the SEC a registration statement under the Securities Act, as amended, (the “Exchange Offer Registration Statement”) relating to a registered exchange offer for the Notes and (ii) to have such exchange offer registration statement declared effective by the SEC on or prior to 270 days after December 15, 2006, or if the exchange offer is not completed, to file a shelf registration statement pursuant to Rule 415 of the Securities Act. If the Company fails to comply with certain of the obligations arising under the Registration Rights Agreement, the Company will be required to pay liquidated damages to the holders of the Notes in accordance with the provisions of the Registration Rights Agreement.

On February 1, 2007, the Company filed a Form S-1, subsequently amended on April 27, 2007, contemplating an offering of up to 4,500,000 shares of its common stock.  The Company plans to use the net proceeds from this offering to redeem all of its outstanding Notes, including, principal, premium and accrued interest, and use any remaining net proceeds to repay a portion or, if funds allow, all of its revolving credit facility and any remainder for general corporate purposes.

Capital Lease Obligations

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

On April 23, 2007, the Company received an amendment and waiver on the CIT lease for exceeding the fixed charge coverage ratio as defined in the equipment lease dated July 25, 2006 and measured for the fiscal year ending December 31, 2006.  The amendment re-defined the fixed charge coverage ratio calculation to be consistent with the amended PNC credit facility dated December 15, 2006, discussed below.

Revolving Credit Lines

On June 12, 2006, the Company and four of its subsidiaries (collectively, the “Borrowers”) completed the closing of a credit facility under the terms of a Revolving Credit, Term Loan and Security Agreement (collectively, the “Credit Agreement”) dated as of June 8, 2006 with PNC Bank, National Association (“PNC”), as lender. Under the Credit Agreement, the Borrowers are liable for payment of the obligations under the Credit Agreement. The Credit Agreement makes the following credit facilities available to the Company, subject to the terms and conditions set forth in the Credit Agreement: (i) a $12.0 million term credit facility, the proceeds of which were used primarily to pay off all of the obligations of the Company and its subsidiaries to HSBC Bank Canada, and (ii) a $12.0 million revolving credit facility. On September 8, 2006, the $12 million term credit facility had a balance of $11.6 million outstanding and was fully paid off. No amounts were outstanding under the revolving credit facility. The Borrowers pledged as security the assets of the Company to PNC. The Credit Agreement contains certain restrictive covenants limiting the Company’s ability to incur additional debt and purchase additional assets.

On September 8, 2006, the Company and its principal subsidiaries entered into a Joinder and Amendment No. 1 to the Credit Agreement with PNC which allowed the Company to acquire Grant.

On December 15, 2006, the Company and its principal subsidiaries further amended the Credit Agreement with PNC to reflect the following credit facilities: (i) a $14.5 million revolving credit facility (“revolver”) and (ii) a $6.5 million capital expenditures facility.  The financial covenants for the credit facility are as follows: the Company must maintain (i) a net worth (defined as assets less liabilities in accordance with accounting principles generally accepted in the United States of America) of not less than $75 million; (ii) a fixed charge coverage ratio of not less than 1.10 to 1.0; and leverage ratio of not more than 3.25 to 1.00. Other covenants include: no mergers or sale of assets, no conflicting liens on the collateral, no guarantees of other indebtedness, investments are permitted as to only specified forms of investments, capital expenditures are limited to $28.5 million for calendar year 2007 and $25.0 million for calendar year 2008 and beyond, no dividends can be paid other than dividends on preferred stock provided that there is no default or event of default and no event of default shall occur as a result, no additional indebtedness except as permitted by the credit facility, no changes in business activities, no changes in constituent documents, no prepayment of debt except under certain circumstances, and no change of control.

At March 31, 2007, the Company had available credit under this facility of $9.4 million reduced by standby letters of credit totaling $1.2 million issued by PNC under the revolver.

NOTE 6:   Preferred Stock

On December 15, 2006, in connection with the repayment of the $55.0 million subordinated loan, the Company issued 228,683 shares of its Series B Preferred Stock, $10 par value, pursuant to the terms of the Securities Purchase Agreement dated September 8, 2006, with Avista, an affiliate of Avista and another institutional investor.  The preferred stock is presented as mezzanine debt due to the characteristics described below:

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

At the Company’s option, each share of Series B Preferred Stock is convertible into shares of common stock, immediately upon the sale of common stock at a price per share yielding net proceeds to the Company of not less than $35.00 per share in an underwritten public offering pursuant to an effective registration statement under the Securities Act, to provide net proceeds to the Company and selling stockholders, if any, of not less than $75,000,000.

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

NOTE 7:     Employee Benefits

Stock-Based Compensation

The adoption of SFAS No. 123(R) in the first quarter of fiscal year 2006 resulted in prospective changes in the Company’s accounting for stock-based compensation awards including recording stock-based compensation expense related to stock options that vested during the quarter on a prospective basis. The adoption of SFAS No. 123(R) resulted in the recognition of compensation expense of approximately $628,000 or $0.11 per common share for the quarter ended March 31, 2007.  The total cost related to non-vested awards not yet recognized at March 31, 2007 is approximately $3.5 million which is expected to be recognized over a weighted average of 1.86 years.

Because the Company maintained a full valuation allowance on its U.S. deferred tax assets, the Company did not recognize any tax benefit related to stock-based compensation expense for the quarter ended March 31, 2007.

Stock Options

The price at which a share of common stock may be purchased upon exercise of an incentive stock option or a nonqualified stock option is determined by the Board, but in the case of incentive stock options, may not be less than the fair market value of common stock subject to the stock option on the date the stock option is granted. Options are generally exercisable over a three-year period from the date of grant and the options expire generally ten years from the date of grant.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model. Expected volatilities are based on a number of factors, including historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination for determining the estimated forfeitures. The Company uses the “shortcut” method described in SAB Topic 14D.2 for determining the expected life used in the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. As the Company has not declared dividends since it became a public entity, no dividend yield is used in the calculation. For the options granted during the second quarter of 2006, the following criteria was utilized: (i) an average risk free interest rate of 4.5%, (ii) an average volatility of 159% and (iii) an average contractual life of 6.0 years. Option activity for the quarter ended March 31, 2007 is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance at December 31, 2006	316,450	$12.12	7.85 years	$6,853,144
Expired	—
Forfeited	—
Exercised	(27,833)	$5.32
Granted	—
Balance at March 31, 2007	288,617	$9.99	7.60 years	$5,583,554
Exercisable at March 31, 2007	207,799	$9.07	7.32 years	$4,205,641

The total intrinsic value of options exercised during the first quarter of 2007 was $667,316.

Restricted Stock

The restricted stock awards activity for the first quarter of 2007 is summarized below:

Number of Shares of Restricted Stock

Balance as of December 31, 2006	189,900
Forfeited	—
Vested	—
Granted	50,000
Balance as of March 31, 2007	239,900

NOTE 8:   Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company has an accumulated comprehensive loss related to changes in foreign currency to U.S. dollar exchange rates, which is recorded as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net income	$6,304	$2,289
Foreign currency translation adjustment	—	(38)
Comprehensive income	$6,304	$2,251

NOTE 9:   Income per Common Share

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Quarter Ended March 31,
	2007	2006
Numerator:
Net income	$6,304	$2,289
Net income applicable to common stockholders	$5,126	$2,289

Denominator:
Denominator for basic income per common share	5,758	5,350
Effect of dilutive securities:
Stock options	110	367
Warrants	88	117
Restricted stock	88	—
Convertible preferred stock	2,333	—
Denominator for diluted income per common share	8,377	5,834

Income per common share:
Basic	$0.89	$0.43
Diluted	0.75	$0.39

NOTE 10:   Income Taxes

Effective January 1, 2007, the Company adopted FIN No. 48, which is intended to clarify the accounting for income taxes by prescribing a minimum recognition threshold for a tax position before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Accordingly, the Company will continue to recognize income tax related penalties and interest in its provision for income taxes and, to the extent applicable, in the corresponding balance sheet presentations for accrued income tax assets and liabilities, including any amounts for uncertain tax positions.

As of January 1 and March 31, 2007, the Company did not have any unrecognized net tax benefits, and was subject to tax examinations in the United States for years after 2002 and in foreign tax jurisdictions for years after 2000.

The Company’s income tax provision for the quarter ended March 31, 2007, amounted to approximately $2.7 million or approximately 30%.  The difference between the Company’s statutory tax rate and the effective tax rate is due primarily to lower foreign tax rates in jurisdictions where the Company has substantial income.

NOTE 11:     Subsequent Events

On April 18, 2007, as a result of an insurance claim related to the loss of seismic equipment destroyed by fire in December 2006, the Company received a payment of $1.5 million in addition to an advance payment of $2.5 million received on February 1, 2007.  There is still a balance remaining on the claim and management is unsure of its final outcome.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain matters discussed in this quarterly report, except for historical information contained herein, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  When used in this report, words such as “anticipates”, “believes”, “expects”, “estimates”, “intends”, “plans”, “projects” and similar expressions, as they relate to Geokinetics Inc. (collectively with its subsidiaries, the “Company”) or management, identify forward-looking statements.  Forward-looking statements include, among other things, business strategy and expectations concerning industry conditions, market position, future operations, profitability, liquidity and capital resources.  Management’s expectations and assumptions regarding Company operations and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements.  Although we believe that the expectations reflected in such statements are reasonable, we can give no assurance that such expectations will be correct.

Overview

The Company is a full-service, global provider of seismic data acquisition and seismic data processing and interpretation services.  The Company believes it is the fourth-largest provider of seismic data acquisition services in land, transition zone and shallow water environments based on total worldwide crew count.  The Company’s services are used by oil and natural gas E&P companies to identify and analyze drilling prospects, maximize drilling success, optimize field development and enhance production economics.  The Company seeks to differentiate itself from its competitors through its focus on harsh environments, difficult to shoot locations and the innovative application of its specialized equipment and processes.  The Company provides its seismic data acquisition services in the Gulf Coast, Mid-Continent, California, Appalachian and Rocky Mountain regions of the United States, Western Canada, Canadian Arctic, Central and South America, Africa, the Middle East, Australia/New Zealand and the Far East. The Company primarily performs 3D seismic data surveys for E&P customers, which include many national oil and gas companies, major international oil and gas companies and public and private independent operators. In addition, the Company performs a significant amount of work for seismic data library companies that acquire seismic data to license to E&P companies rather than for their own use.

The seismic services industry is dependent upon the spending levels of oil and natural gas companies for exploration, development, exploitation and production of oil and natural gas. These spending levels depend upon the prices of oil and natural gas.  During the past three years, the oil and natural gas industry has seen significant increases in activity resulting from continuing high commodity prices for oil and natural gas.  The Company’s seismic data acquisition services segment has benefited from these increased levels of activity, as well as from its reputation as a provider of high-quality seismic surveys. The Company has seen its seismic data acquisition services revenues and results of operations improve year after year for the past several years as a result of increased demand for its services, improved contract terms with its customers as well as the acquisitions of Trace Energy Services, Inc. (“Trace”) and Grant Geophysical, Inc. (“Grant”).  While demand for the Company’s services continues to increase, the Company continues to experience competition in its marketplace which has prevented it from benefiting from significant increased pricing for its services. The Company will continue to aggressively compete for seismic projects from both existing and prospective customers.

Results of Operations

Revenue for the first quarter of 2007 totaled $111.0 million as compared to $48.5 million for the same period of 2006, an increase of 129%.  These increases in revenue are attributable primarily to the Company’s seismic data acquisition segment.  For the first quarter of 2007, seismic data acquisition revenue totaled $108.4 million as compared to $47.1 million for the same period of 2006, an increase of 130%.  This increase in seismic data acquisition revenue is primarily attributable to the Company’s acquisition of Grant, completed in September of 2006, improved contract terms, investment in additional crew capacity and continued strong demand for the Company’s services.  Seismic data acquisition revenue for the first quarter of 2007 includes $50.6 million or 46% of total revenue from North America, and $57.8 million or 52% of total revenue from International.  Seismic data processing revenue totaled $2.6 million at March 31, 2007 as compared to $1.4 million for the same period of 2006, an increase of 86% due to increased demand for processing of seismic data.

Operating expenses for the first quarter of 2007 totaled $83.1 million as compared to $39.3 million for the same period of 2006, an increase of 111%.  These increases in operating expenses are primarily attributable to the Company’s seismic data acquisition segment.  Seismic data acquisition operating expenses totaled $80.8 million for the first quarter of 2007 as compared to $37.6 million for the same period of 2006, an increase of 115%.  Increased operating expenses at the Company’s seismic data acquisition segment are primarily the result of the Grant operations and increased seismic data acquisition activity.  Seismic data acquisition operating expenses for the first quarter of 2007 includes $40.0 million, or 48% of total operating expenses from North America, and $40.8 million or 49% of total operating expenses from International.  Seismic data processing operating expenses totaled $2.3 million for the quarter ended March 31, 2007, as compared to $1.8 million for the same period of 2006, an increase of 28% due to increased activity.

General and administrative expenses for the first quarter of 2007 were $9.2 million as compared to $3.3 million for the same period of 2006, an increase of 179%.  These increases are primarily the result of the Company’s acquisition of Grant and the related general and administrative expenses acquired, salary expenses associated with increased personnel levels due to the Company’s overall growth, Sarbanes Oxley implementation costs, increased sales and administrative costs in the Company’s data processing segment and increased bonus accruals due to higher activity levels under the Senior Executive Incentive Plan.

Depreciation and amortization expense for the first quarter of 2007 totaled $7.5 million as compared to $1.7 million for the same period of 2006, resulting in an increase of $5.8 million or 341%.  This is primarily attributable to depreciation expense resulting from the acquisition of Grant, additional capital equipment acquired in the first quarter and amortization of acquired intangibles with the Grant acquisition.

Interest expense for the first quarter of 2007 increased by $4.0 million to $4.2 million as compared to $230,000 for the same period of 2006.  This increase is primarily due to interest expense of $3.3 million on the $110.0 million of Floating Rates Notes entered into in December 2006 and the amortization of deferred financing costs.

The Company had income applicable to common stockholders of $5.1 million, or $0.75 per common share on a fully diluted basis per share, for the quarter ended March 31, 2007 as compared to an income applicable to common stockholders of $2.3 million, or $0.39 per common share on a fully diluted basis, for the same period of 2006.

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

Net cash used in operating activities was $0.6 million for the first quarter of 2007 compared to net cash provided by operating activities of $8.1 million for the first quarter of 2006.  These amounts result from the Company’s operating results adjusted by changes in working capital and depreciation.  The decrease in net cash provided by operating activities in the first quarter of 2007 was primarily the result of working capital adjustments and increased activity levels in 2007.

Net cash used in investing activities was $19.9 million for the first quarter of 2007 and $1.2 million for the first quarter of 2006.  The increase in net cash used in investing activities during the first quarter of 2007 was primarily the result of significant investments in capital expenditures.  In the first quarter of 2006, the Company invested $1.2 million in capital expenditures.  In the first quarter of 2007, the Company invested $21.5 million in capital expenditures.

Net cash provided by financing activities was $11.1 million for the first quarter of 2007 as compared to net cash used in financing activities of $5.3 million for the first quarter of 2006.  These totals represent the net proceeds and net payments either received or paid from the Company’s debt obligations.  The increase in net cash provided by financing activities increased primarily due to funds received from available credit facilities discussed below.

Floating Rate Notes

On December 15, 2006, the Company issued Floating Rate Notes (the “Notes”) in the principal amount of $110.0 million.  A significant portion of the net proceeds from such issuance was used to repay the Company’s $100.0 million senior loan and accrued interest incurred in connection with the Grant Acquisition and the remainder retained for general corporate purposes.  Concurrently, the Company repaid the $55.0 million original principal amount subordinated loan, together with capitalized and accrued interest, by the issuance of 228,683 shares of the Company’s Series B Preferred Stock to the lenders.

Interest on the Notes accrues at a rate per annum, reset quarterly, equal to LIBOR plus 6.50% payable quarterly on March 15, June 15, September 15 and December 15 of each year, commencing on March 15, 2007. The Notes mature on December 15, 2012. These Notes are the Company’s senior obligations, guaranteed by all existing and future domestic restricted subsidiaries, and secured by a second priority security interest over substantially all of the Company’s assets. The Notes are effectively subordinated to all of the Company’s existing and any future first priority secured indebtedness, including indebtedness under the Company’s credit facilities, to the extent of the assets of such subsidiaries. The Notes and the guarantees are pari passu in right of payment with any of the Company’s future second priority secured indebtedness and are effectively senior in right of payment to all of the Company’s existing and any future unsecured indebtedness.

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

On February 1, 2007, the Company filed a Form S-1, subsequently amended on April 27, 2007, contemplating an offering of up to 4,500,000 shares of its common stock.  The Company plans to use the net proceeds from this offering to redeem all of its outstanding Notes, including, principal, premium and accrued interest, and use any remaining net proceeds to repay a portion or, if funds allow, all of its revolving credit facility and any remainder for general corporate purposes.

Capital Lease Obligations

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

Revolving Credit Lines

On June 12, 2006, the Company and four of its subsidiaries (collectively, the “Borrowers”) completed the closing of a credit facility under the terms of a Revolving Credit, Term Loan and Security Agreement (collectively, the “Credit Agreement”) dated as of

June 8, 2006 with PNC Bank, National Association (“PNC”), as lender. Under the Credit Agreement, the Borrowers are liable for payment of the obligations under the Credit Agreement. The Credit Agreement makes the following credit facilities available to the Company, subject to the terms and conditions set forth in the Credit Agreement: (i) a $12.0 million term credit facility, the proceeds of which were used primarily to pay off all of the obligations of the Company and its subsidiaries to HSBC Bank Canada, and (ii) a $12.0 million revolving credit facility. On September 8, 2006, the $12 million term credit facility had a balance of $11.6 million outstanding and was fully paid off. No amounts were outstanding under the revolving credit facility. The Borrowers pledged as security the assets of the Company to PNC. The Credit Agreement contains certain restrictive covenants limiting the Company’s ability to incur additional debt and purchase additional assets.

On September 8, 2006, the Company and its principal subsidiaries entered into a Joinder and Amendment No. 1 to the Credit Agreement with PNC which allowed the Company to acquire Grant.

On December 15, 2006, the Company and its principal subsidiaries further amended the Credit Agreement with PNC to reflect the following credit facilities: (i) a $14.5 million revolving credit facility (“revolver”) and (ii) a $6.5 million capital expenditures facility.  The financial covenants for the credit facility are as follows: the Company must maintain (i) a net worth (defined as assets less liabilities in accordance with accounting principles generally accepted in the United States of America) of not less than $75 million; (ii) a fixed charge coverage ratio of not less than 1.10 to 1.0; and leverage ratio of not more than 3.25 to 1.00. Other covenants include: no mergers or sale of assets, no conflicting liens on the collateral, no guarantees of other indebtedness, investments are permitted as to only specified forms of investments, capital expenditures are limited to $28.5 million for calendar year 2007 and $25.0 million for calendar year 2008 and beyond, no dividends can be paid other than dividends on preferred stock provided that there is no default or event of default and no event of default shall occur as a result, no additional indebtedness except as permitted by the credit facility, no changes in business activities, no changes in constituent documents, no prepayment of debt except under certain circumstances, and no change of control.

At March 31, 2007, the Company had available credit under this facility of $9.4 million reduced by standby letters of credit totaling $1.2 million issued by PNC under the revolver.  At March 31, 2007, the Company had a balance of approximately $5.5 million drawn under the revolver and $6.2 million drawn under the capital expenditure line.

On May 8, 2007, the Company was notified by PNC Bank of the approval to amend, among other things, an increase of its facility from $21 million to $60 million, with $25 million expected to be available as a revolving credit line and $35 million expected to be available specifically for capital expenditures. Initially, up to $30 million will be available upon closing of the amended credit facility and the remaining $30 million will be available in the event the Notes are redeemed as stated in the Form S-1/A filed on April 30, 2007. In addition, the amended credit facility will include a $10 million accordion feature under which, at the Company’s request, the $35 million available specifically for capital expenditures can be increased to an aggregate of $45 million, which will increase the total amended credit facility limit up to $70 million. The Company only expects to execute the above amendment if it completes the offering of common stock contemplated in the Form S-1/A filed on April 30, 2007.

The Company believes that its current cash balances and anticipated cash flow from its seismic data acquisition and seismic data processing operations will provide sufficient liquidity to continue operations beyond 2007.  While industry conditions have improved, the Company continues to experience significant competition in its markets.  Should the Company’s current sources of liquidity not meet its operating requirements, the Company would be forced to seek outside sources of capital to meet its operating and capital requirements.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements for the first quarter ended March 31, 2007 that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Critical Accounting Policies and Estimates

Effective January 1, 2007, the Company adopted FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which is intended to clarify the accounting for income taxes by prescribing a minimum recognition threshold for a tax position before being recognized in the financial statements. See Note 10, Income Taxes, for further discussion.  Refer to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2006, for a description of other changes to the Company’s Critical Accounting Policies.

Effective January 1, 2007, the Company capitalized software development costs in accordance with SOP 98 -1 and FAS 86. These costs are incurred by the Company’s data processing segment to develop new software which will allow the Company to provide new products and services.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates.  Market risk is defined for these purposes as the potential for change in the fair value of debt instruments resulting from an adverse movement in interest rates.  As of March 31, 2007, the Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable.  The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair market value due to the short maturity of those instruments.  The carrying amount of debt reported in the consolidated balance sheets approximate fair value because, in general, the interest on the underlying instruments approximates market rates.  The Company is not a party to any hedge arrangements, commodity swap agreement or other derivative financial instruments.  The Company’s seismic data acquisition and seismic data processing segments utilize foreign subsidiaries and branches to conduct operations outside of the United States.  These operations expose the Company to market risks from changes in foreign exchange rates.  To date, the changes in foreign exchange have not been of a material nature; however, with the acquisition of Grant, the Company has increased its exposure to these market risks with the addition of significant international operations.

Item 4.    Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company has performed an evaluation of the design, operation and effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2007.  Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that such disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in its reports filed or submitted under the Exchange Act within the required time period.  There have not been any changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the first quarter ended March 31, 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A.    Risk Factors

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOKINETICS INC.

Date: May 9, 2007	/s/ David A. Johnson
David A. Johnson
President and Chief Executive Officer

Date: May 9, 2007	/s/ Scott A. McCurdy
Scott A. McCurdy
Vice President and Chief Financial Officer