Form 10-Q
period 2007-06-30
GEOKINETICS INC
filed 2007-08-13
CIK 314606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-33460

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

At August 10, 2007, there were 10,155,034 shares of common stock, par value $0.01 per share, outstanding.

GEOKINETICS INC.
INDEX

Geokinetics Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

ASSETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
Current assets:
Cash and cash equivalents	$11,502	$20,404
Restricted cash	1,636	1,655
Accounts receivable:
Trade, net of allowance for doubtful accounts of $735 and $699 as of June 30, 2007 and December 31, 2006, respectively	38,496	40,880
Unbilled	13,204	16,166
Other	4,854	7,769
Inventories	537	519
Deferred costs	3,799	4,810
Prepaid expenses and other current assets	6,327	5,708
Total current assets	80,355	97,911
Property and equipment	176,673	148,491
Less: Accumulated depreciation and amortization	(44,624)	(31,889)
Property and equipment, net	132,049	116,602
Other assets:
Goodwill	73,414	73,414
Intangible assets, net	4,760	5,422
Investments, at cost	963	1,100
Deferred financing costs, net	691	4,587
Other assets	573	597
Total other assets	80,401	85,120
Total assets	$292,805	$299,633

See accompanying notes to the condensed consolidated financial statements.

Geokinetics Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

LIABILITIES, MEZZANINE AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2007	2006
	(Unaudited)
Current liabilities:
Current portion of long-term debt and capital lease obligations	$16,132	$3,552
Accounts payable	22,253	42,924
Accrued liabilities	22,288	22,331
Deferred revenue	10,173	12,201
Income taxes payable	4,153	2,437
Total current liabilities	74,999	83,445
Long-term debt and capital lease obligations, net of current portion	2,445	113,617
Deferred income taxes	15,555	16,514
Other liabilities	2,479	1,385
Total liabilities	95,478	214,961
Commitments and contingencies	—	—
Mezzanine equity:
Preferred stock, Series B Senior Convertible, $10.00 par value; 237,919 shares issued and outstanding as of June 30, 2007; 228,683 shares issued and outstanding as of December 31, 2006	58,455	56,077
Total mezzanine equity	58,455	56,077
Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized, 10,408,977 shares issued and 10,148,367 shares outstanding as of June 30, 2007; 5,733,227 shares issued and 5,543,327 shares outstanding as of December 31, 2006;	104	57
Additional paid-in capital	191,098	72,926
Accumulated deficit	(52,378)	(44,436)
Accumulated other comprehensive income	48	48
Total stockholders’ equity	138,872	28,595
Total liabilities, mezzanine and stockholders’ equity	$292,805	$299,633

See accompanying notes to the condensed consolidated financial statements.

Geokinetics Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Revenue:
Seismic acquisition	$68,715	$33,085	$177,080	$80,180
Data processing	2,889	1,287	5,488	2,664
Total revenue	71,604	34,372	182,568	82,844
Expenses:
Seismic acquisition	61,354	24,919	142,140	62,470
Data processing	2,718	1,940	5,061	3,737
Depreciation and amortization	8,188	1,881	15,720	3,561
General and administrative	6,532	2,708	15,752	6,053
Total expenses	78,792	31,448	178,673	75,821
Loss on disposal of property and equipment	(415)	—	(380)	—
Gain on insurance claim	621	—	2,128	—
(Loss) Income from operations	(6,982)	2,924	5,643	7,023
Other income (expenses):
Interest income	329	99	595	192
Interest expense	(3,268)	(210)	(7,421)	(440)
Loss on redemption of floating rate notes	(6,936)	—	(6,936)	—
Foreign exchange gain	499	—	528	—
Other, net	363	(165)	587	(158)
Total other expense	(9,013)	(276)	(12,647)	(406)
(Loss) Income before income taxes	(15,995)	2,648	(7,004)	6,617
Provision for income taxes	(1,749)	1,034	938	2,715
Net (Loss) income	(14,246)	1,614	(7,942)	3,902
Return to preferred stockholders:
Dividend and accretion costs	1,204	—	2,382	—
(Loss) Income applicable to common stockholders	$(15,450)	$1,614	$(10,324)	$3,902
(Loss) Income per common share:
Basic	$(1.95)	$0.30	$(1.53)	$0.73
Diluted	$(1.95)	$0.27	$(1.53)	$0.66
Weighted average common shares outstanding:
Basic	7,918	5,350	6,750	5,350
Diluted	7,918	5,898	6,750	5,866

See accompanying notes to the condensed consolidated financial statements.

Geokinetics Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES
Net (loss) income	$(7,942)	$3,902
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	15,720	3,561
Loss on redemption of floating rate notes and amortization of deferred financing costs	7,693	—
Stock-based compensation	1,317	733
Gain on sale of assets and insurance claims	(1,748)	—
Other comprehensive income	—	275
Changes in operating assets and liabilities:
Restricted cash	19	—
Accounts receivable	9,738	(2,092)
Prepaid expenses and other current assets	68	560
Accounts payable	(21,934)	(1,423)
Accrued liabilities, deferred revenue and other liabilities	(212)	4,337
Net cash provided by operating activities	2,719	9,853
INVESTING ACTIVITIES
Proceeds from disposal of property and equipment and insurance claim	2,351	—
Purchases of property and equipment	(32,618)	(2,639)
Net cash used in investing activities	(30,267)	(2,639)
FINANCING ACTIVITIES
Proceeds from issuance of debt	81,020	13,974
Proceeds from exercised options	298	—
Proceeds from common stock issuance, net	118,978	—
Payments on capital lease obligations	(7,344)	(6,753)
Payments on debt	(60,991)	(12,870)
Redemption of floating rate notes	(113,315)	—
Net cash provided by (used in) financing activities	18,646	(5,649)
Net (decrease) increase in cash	(8,902)	1,565
Cash at beginning of period	20,404	11,001
Cash at end of period	$11,502	$12,566

Supplemental disclosures related to cash flows:

	Six months ended June 30,
	2007	2006
Purchase of property under capital lease obligations	$—	$323
Interest paid (includes $3.3 million premium for redemption of Floating Rate Notes)	10,466	440
Taxes paid	40	226

See accompanying notes to the condensed consolidated financial statements.

Geokinetics Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
and other Comprehensive Income
(In Thousands, except share and per share data)
(Unaudited, unless otherwise noted)

	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2007 (audited)	5,733,227	$57	$72,926	$(44,436)	$48	$28,595
Exercise of stock options	39,833	—	298	—	—	298
Stock-based compensation expense	—	—	1,316	—	—	1,316
Restricted stock issued, net	70,710	1	—	—	—	1
Common stock issued, net	4,565,207	46	118,932	—	—	118,978
Accretion of preferred issuance costs	—	—	(61)	—	—	(61)
Accrual of preferred stock dividends	—	—	(2,313)	—	—	(2,313)
Net income	—	—	—	(7,942)	—	(7,942)
Balance at June 30, 2007	10,408,977	$104	$191,098	$(52,378)	$48	$138,872

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

NOTE 2:   Basis of Presentation and Significant Accounting Policies

The unaudited financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to provide a fair presentation of the financial condition and results of operations for the periods presented. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three months and six months ended June 30, 2007, are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

Effective January 1, 2007, the functional currency of the Canadian subsidiary was changed from the Canadian dollar to the U.S. dollar to reflect the integration of Canadian and U.S. operations into North American operations and the Company began capitalizing certain software development costs in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Before January 1, 2007, Accumulated Other Comprehensive Income consisted solely of the cumulative foreign currency translation adjustments of the Canadian subsidiary, and costs incurred on software development were being recorded as research and development expenses.

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

NOTE 3:   Segment Information

The Company has three reportable segments, North American seismic data acquisition, International seismic data acquisition, and data processing. The North American and International seismic data acquisition segments acquire data for customers by conducting seismic shooting operations in the Gulf Coast, Mid-Continent, California, Appalachian and Rocky Mountain regions of the United States, Western Canada, Canadian Artic, Central and South America, Africa, the Middle East, Australia/New Zealand, and the Far East. The data processing segment operates processing centers in Houston, Texas and London, United Kingdom to process seismic data for oil and gas exploration companies worldwide.

The Company’s reportable segments are strategic business units that offer different services to customers. Each segment is managed separately, has a different customer base, and requires unique and sophisticated technology. There are no inter-segment sales or transfers.

The following table sets forth significant information concerning the Company’s reportable segments (in thousands):

	For the Three Months Ended June 30, 2007
	Data Acquisition		Data
	North America	International	Processing	Corporate	Total
Revenue	$32,663	$36,052	$2,889	$—	$71,604
Segment income (loss)	$420	$(2,234)	$(293)	$(12,139)	$(14,246)
Segment assets (at end of period)	$111,675	$163,694	$9,091	$8,345	$292,805

	For the Three Months Ended June 30, 2006
	Data Acquisition		Data
	North America	International	Processing	Corporate	Total
Revenue	$33,085	$—	$1,287	$—	$34,372
Segment income (loss)	$3,261	$—	$(629)	$(1,018)	$1,614
Segment assets (at end of period)	$59,455	$—	$3,822	$14,784	$78,061

	For the Six Months Ended June 30, 2007
	Data Acquisition		Data
	North America	International	Processing	Corporate	Total
Revenue	$83,267	$93,813	$5,488	$—	$182,568
Segment income (loss)	$8,577	$9,013	$(341)	$(25,191)	$(7,942)
Segment assets (at end of period)	$111,675	$163,694	$9,091	$8,345	$292,805

	For the Six Months Ended June 30, 2006
	Data Acquisition		Data
	North America	International	Processing	Corporate	Total
Revenue	$80,180	$—	$2,664	$—	$82,844
Segment income (loss)	$7,146	$—	$(1,180)	$(2,064)	$3,902
Segment assets (at end of period)	$59,455	$—	$3,822	$14,784	$78,061

NOTE 4:   Acquisitions—Grant Geophysical, Inc.

On September 8, 2006, the Company completed the acquisition of all of the issued and outstanding shares of common stock of Grant Geophysical, Inc. and its subsidiaries (“Grant”), headquartered in Houston, Texas, for $125 million in cash, subject to adjustment for net debt and working capital. Through the acquisition, the Company increased the number of operational seismic data acquisition service crews and expanded its geographic coverage. Grant had operations in the United States, Western Canada, Latin America, Africa, the Middle East, Australia/New Zealand, and the Far East, performing two-dimensional and 3D seismic surveys in the land, Transition Zone and shallow water environments, using both analog and digital seismic equipment for a wide range of customers exploring for oil and gas reserves.

NOTE 5:   Debt and Capital Lease Obligations

At June 30, 2007 and December 31, 2006, the Company’s long-term debt and capital lease obligations were as follows (in thousands):

	June 30,	December 31,
	2007	2006
U.S. operations:
Floating rate notes—LIBOR plus 6.50%	$—	$110,000
Revolving credit lines—LIBOR + 2.25% or prime	13,876	—
Capital lease obligations—8.72% to 24.75%	4,671	5,771
Notes payable—LIBOR + 2.75% or prime + .50%	—	1,320
	18,547	117,091
International operations:
Bank overdraft	—	36
Capital lease obligations—various rates	30	42
	30	78
Total long-term debt, revolving credit line and capital lease obligations	18,577	117,169
Less: Current portion	(16,132)	(3,552)
	$2,445	$113,617

Floating Rate Notes

On December 15, 2006, the Company issued floating rate notes (the “Notes”) in the principal amount of $110.0 million, which were to mature on December 15, 2012. Most of the net proceeds from such issuance was used to repay the Company’s $100.0 million senior loan and accrued interest incurred in connection with the Grant Acquisition and the remainder was retained for general corporate purposes. Concurrently, the Company repaid the $55.0 million original principal amount subordinated loan, together with capitalized and accrued interest, by the issuance of 228,683 shares of the Company’s Series B Preferred Stock to the lenders.

Interest on the Notes accrued at a rate per annum, reset quarterly, equal to LIBOR plus 6.50%, payable quarterly on March 15, June 15, September 15 and December 15 of each year, commencing on March 15, 2007. These Notes were the Company’s senior obligations, guaranteed by all existing and future domestic restricted subsidiaries and secured by a second priority security interest over substantially all of the Company’s assets. The Notes were effectively subordinated to all of the Company’s existing and any future first priority secured indebtedness, including indebtedness under the Company’s credit facilities, to the extent of the secured assets of any such subsidiary. The Notes and the guarantees were pari passu in right of payment with any of the Company’s future second priority secured indebtedness, and were effectively senior in right of payment to all of the Company’s existing and any future unsecured indebtedness.

On June 14, 2007, the Company redeemed all of its Notes at an aggregate redemption price of $113.3 million, which was equal to the outstanding principal amount of the Notes of $110.0 million plus a premium of $3.3 million, which was equal to 3% of the outstanding principal amount of the Notes, along with accrued, but unpaid interest to, but excluding, the redemption date. The Company recorded a loss on the redemption of the Notes of $6.9 million in the second quarter of 2007 which included $3.6 million of unamortized deferred financing costs.

Revolving Credit Line

On June 12, 2006, the Company and four of its subsidiaries (collectively, the “Borrowers”) completed the closing of a credit facility under the terms of a Revolving Credit, Term Loan and Security Agreement (collectively, the “Credit Agreement”) dated as of June 8, 2006 with PNC Bank, National Association (“PNC”), as lender. Under the Credit Agreement, the Borrowers are liable for payment of the obligations under the Credit Agreement. The Credit Agreement made the following credit facilities available to the Company, subject to the terms and conditions set forth in the Credit Agreement: (i) a $12.0 million term credit facility, the proceeds of which were used primarily to pay off all of the obligations of the Company and its subsidiaries to HSBC Bank Canada, and (ii) a $12.0 million revolving credit facility. The Borrowers pledged as security the assets of the Company to PNC. The Credit Agreement contains certain restrictive covenants limiting the Company’s ability to incur additional debt and purchase additional assets. On September 8, 2006, the $12 million term credit facility had a balance of $11.6 million outstanding and was fully paid off. No amounts were outstanding under the revolving credit facility.

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

On May 15, 2007, the Company and its principal subsidiaries further amended the Credit Agreement with PNC to reflect: (i) conversion of the current capital expenditure loans to revolving loans and (ii) a $60 million revolving credit facility (the “Revolver”). The financial covenants for the credit facility are as follows: the Company must maintain (i) a net worth (defined as assets less liabilities in accordance with generally accepted accounting principles in the United States of America) of not less than $175 million and (ii) a fixed charge coverage ratio of not less than 1.10 to 1.0. Other covenants include: no mergers or sale of assets without reinvestment, no conflicting liens on the collateral, no guarantees of other indebtedness, investments are permitted as to only specified forms of investments, capital expenditures are limited to $110.0 million for calendar year 2007, and $50.0 million for calendar year 2008 and beyond, no dividends other than dividends on preferred stock provided that there is no default or event of default and no event of default shall occur as a result, no additional indebtedness except as permitted by the credit facility, no changes in business activities, no changes in constituent documents, no prepayment of debt except under certain circumstances, and no change of control. Additionally at the Company’s option, a $10 million accordion feature can be exercised which would increase the limit on the revolver to $70 million.

At June 30, 2007, the Company had available credit under this facility of $45.1 million (reduced by standby letters of credit totaling $1.0 million issued by PNC under the Revolver).

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

On April 23, 2007, the Company received an amendment and waiver on the CIT lease for exceeding the fixed charge coverage ratio as defined in the equipment lease dated July 25, 2006 and measured for the fiscal year ending December 31, 2006. The amendment redefined the fixed charge coverage ratio calculation to be consistent with the amended PNC credit facility dated December 15, 2006, discussed above.

NOTE 6:   Preferred and Common Stock

Preferred Stock

On December 15, 2006, in connection with the repayment of the $55.0 million subordinated loan, the Company issued 228,683 shares of its Series B Preferred Stock, $10 par value, pursuant to the terms of the Securities Purchase Agreement dated September 8, 2006, with Avista Capital Partners, L.P. (“Avista”), an affiliate of Avista and another institutional investor. The preferred stock is presented as mezzanine debt due to the characteristics described below:

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

As long as at least 55,000 shares of Series B Preferred Stock are outstanding, the consent of the holders of a majority of the Company’s Series B Preferred Stock will be required to, among other things, make any material change to its certificate of incorporation or by-laws, declare a dividend on its common stock, enter into a business combination, increase or decrease the size of its board of directors and they are allowed to elect one member of the board of directors.

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

Dividends on the Series B Preferred Stock have been paid in kind exclusively to date.

Common Stock

On February 1, 2007, the Company filed a registration statement on Form S-1, subsequently amended on April 27, 2007, contemplating an offering of up to 4,500,000 shares of its common stock. On May 11, 2007, the Company listed its common stock on the American Stock Exchange and closed a public offering of 4,500,000 shares of its common stock at an offering price of $28.00 per share on May 15, 2007. The Company used the net proceeds from this offering to redeem all of its outstanding Notes, and the remaining net proceeds were used to repay a portion of its revolving credit facility and for general corporate purposes.

As part of the public offering pursuant to the Underwriting Agreement dated May 10, 2007, the Company and one of the Company’s stockholders granted to the underwriters the option to purchase up to 675,000 shares of common stock to cover over-allotments, exercisable for 30 days on the same terms as the shares under the equity offering. On June 13, 2007, the underwriters exercised their option and purchased 163,000 shares of the Company’s common stock, of which 65,207 were new shares issued by the Company and the remainder were sold by an existing shareholder.

NOTE 7:   Employee Benefits

Stock-Based Compensation

The adoption of SFAS No. 123(R) in the first quarter of fiscal year 2006 resulted in prospective changes in the Company’s accounting for stock-based compensation awards including recording stock-based compensation expense related to stock options that vested during the quarter on a prospective basis. The Company recognized stock-based compensation expense of approximately $688,300 and $1.3 million for the three months and six months ended June 30, 2007, respectively and $405,000 and $733,000 for the three months and six months ended June 30, 2006, respectively. The total cost related to non-vested awards not yet recognized at June 30, 2007 is approximately $4.9 million which is expected to be recognized over a weighted average of 2.07 years.

As of June 30, 2007, the Company has two stock awards plans that are active; the 2002 Stock Awards Plan, adopted in March 2003 and amended in November 2006, has 800,000 shares of common stock authorized for issuance and the 2007 Stock Awards Plan, adopted on May 23, 2007, has 750,000 shares of common stock authorized for issuance.

Because the Company maintained a full valuation allowance on its U.S. deferred tax assets, the Company did not recognize any tax benefit related to stock-based compensation expense for the six months ended June 30, 2007.

Stock Options

The price at which a share of common stock may be purchased upon exercise of an incentive stock option or a nonqualified stock option is determined by the Board of Directors, but in the case of incentive stock options, may not be less than the fair market value of common stock subject to the stock option on the date the stock option is granted. Options are generally exercisable over a three-year period from the date of grant and the options generally expire ten years from the date of grant.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model. Expected volatilities are based on a number of factors, including historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination for determining the estimated forfeitures. The Company uses the “shortcut” method described in SAB Topic 14D.2 for determining the expected life used in the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. As the Company has not declared common stock dividends since it became a public entity, no dividend yield is used in the calculation. For the options granted during the second quarter of 2006, the following criteria were utilized: (i) an average risk free interest rate of 4.5%, (ii) an average volatility of 159% and (iii) an average contractual life of 6.0 years. Option activity for the six months ended June 30, 2007 is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2006	316,450	$12.12	7.85 years	$6,853,144
Expired	—
Forfeited	(2,166)
Exercised	(39,833)	$7.48
Granted	—
Balance at June 30, 2007	274,451	$9.86	7.35 years	$5,428,922
Exercisable at June 30, 2007	209,866	$8.68	7.03 years	$4,395,162

The total intrinsic value of options exercised during the six months ended June 30, 2007 was $881,144.

Restricted Stock

The restricted stock awards activity for the six months ended June 30, 2007 is summarized below:

Number of Shares of Restricted Stock
Balance as of December 31, 2006	189,900
Forfeited	(2,500)
Vested	—
Granted to management	50,000
Granted to employees	12,500
Granted to non-employee directors	10,710
Balance as of June 30, 2007	260,610

NOTE 8:   Comprehensive (Loss) Income

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

	Three Months Ended		Six Months Ended
	June 30		June 30,
	2007	2006	2007	2006
Net (loss) income	$(14,246)	$1,614	$(7,942)	$3,902
Foreign currency translation adjustment	—	590	—	552
Comprehensive (loss) income	$(14,246)	$2,204	$(7,942)	$4,454

NOTE 9:   (Loss) Income per Common Share

The following table sets forth the computation of basic and diluted income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Numerator:
Net (loss) income	$(14,246)	$1,614	$(7,942)	$3,902
Net (loss) income applicable to common stockholders	$(15,450)	$1,614	$(10,324)	$3,902
Denominator:
Denominator for basic income per common share	7,918	5,350	6,750	5,350
Effect of dilutive securities:
Stock options	—	398	—	383
Warrants	—	150	—	133
Restricted stock	—	—	—	—
Convertible preferred stock	—	—	—	—
Denominator for diluted income (loss) per common share	7,918	5,898	6,750	5,866
(Loss) Income per common share:
Basic	$(1.95)	$0.30	$(1.53)	$0.73
Diluted	$(1.95)	$0.27	$(1.53)	$0.66

The calculation of diluted loss per common share for the three months and six months ended June 30, 2007, excludes the effect of options to purchase 274,451 shares of common stock, warrants to purchase 275,105 shares of common stock, 260,610 shares of restricted stock, and preferred stock convertible into 2,379,190 shares of common stock, because the effect would be anti-dilutive.

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

As of January 1 and June 30, 2007, the Company did not have any unrecognized net tax benefits, and was subject to tax examinations in the United States for years after 2002 and in foreign tax jurisdictions for years after 2000.

For the three months and six months ended June 30, 2007, the Company has a reported loss before income taxes of $16.0 million and a related tax reduction of $1.7 million and a loss before income taxes of $7.0 million and a related income tax provision of $938,000, respectively. The tax benefit for the quarter ended June 30, 2007 is primarily due to the reversal of the U.S. federal tax provision recorded in the three months ended March 31, 2007. For the six months ended June 30, 2007, the provision for income taxes relates primarily to countries where the Company is reporting profits and state income tax provisions in the United States.

NOTE 11:   Other Supplementary Disclosures

In December 2006, a claim, that at the time was estimated at $4.0 million, was filed with the Company's insurance carrier for the estimated replacement cost of seismic equipment destroyed in a fire. The Company received an advance payment of $2.5 million in February 2007, which was reflected in the financial results for the year ended December 31, 2006. During the current year, the Company settled the claim with the insurance carrier and has received additional amounts of $2.1 million, of which $0.6 million was received in the second quarter. As a result of the redemption of the Floating Rates Notes discussed in Note 5, the Company expensed approximately $6.9 million of costs, including a $3.3 million premium and $3.6 recognition of unamortized deferred financing costs which have been reflected in other expense.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain matters discussed in this quarterly report, except for historical information contained herein, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this report, words such as “anticipates”, “believes”, “expects”, “estimates”, “intends”, “plans”, “projects” and similar expressions, as they relate to Geokinetics Inc. (collectively with its subsidiaries, the “Company”) or management, identify forward-looking statements. Forward-looking statements include, among other things, business strategy and expectations concerning industry conditions, market position, future operations, profitability, liquidity, backlog and capital resources. Management’s expectations and assumptions regarding Company operations and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Although the Company believes that the expectations reflected in such statements are reasonable, the Company can give no assurance that such expectations will be correct.

Overview

The Company is a full-service, global provider of seismic data acquisition and seismic data processing and interpretation services. The Company believes it is the fourth-largest provider of seismic data acquisition services in land, transition zone and shallow water environments based on total worldwide crew count. The Company’s services are used by oil and natural gas E&P companies to identify and analyze drilling prospects, maximize drilling success, optimize field development and enhance production economics. The Company seeks to differentiate itself from its competitors through its focus on harsh environments, difficult to shoot locations and the innovative application of its specialized equipment and processes. The Company provides its seismic data acquisition services in the Gulf Coast, Mid-Continent, California, Appalachian and Rocky Mountain regions of the United States, Western Canada, Canadian Arctic, Central and South America, Africa, the Middle East, Australia/New Zealand, and the Far East. The Company primarily performs 3D seismic data surveys for E&P customers, which include many national oil and gas companies, major international oil and gas companies and public and private independent operators. In addition, the Company performs a significant amount of work for seismic data library companies that acquire seismic data to license to E&P companies rather than for their own use.

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

Results of Operations

Three Months Ended June 30, 2007, Compared to Three Months Ended June 30, 2006

Revenue for the three months ended June 30, 2007 totaled $71.6 million, as compared to $34.4 million for the same period of 2006, an increase of 108%. This increase in revenue is attributable primarily to the Company’s seismic data acquisition segment and the acquisition of Grant. For three months ended June 30, 2007, seismic data acquisition revenue totaled $68.7 million as compared to $33.1 million for the same period of 2006, an increase of 108%. This increase in seismic data acquisition revenue is primarily attributable to the Company’s acquisition of Grant, completed in September of 2006, improved contract terms, investment in additional crew capacity and continued strong demand for the Company’s services. Seismic data acquisition revenue for the three months ended June 30, 2007, includes $32.7 million or 48% of total revenue from North America and $36.0 million or 52% of total revenue from International. Seismic data processing revenue totaled $2.9 million for the three months ended June 30, 2007, as compared to $1.3 million for the same period of 2006, an increase of 123% due to increased demand for processing of seismic data combined with increased marketing efforts.

Operating expenses for the three months ended June 30, 2007, totaled $64.1 million as compared to $26.8 million for the same period of 2006, an increase of 139%. This increase in operating expenses is primarily attributable to the Company’s seismic data acquisition segment. Seismic data acquisition operating expenses totaled $61.3 million for the three months ended June 30, 2007,as compared to $24.9 million for the same period of 2006, an increase of 146%. Increased operating expenses at the Company’s seismic data acquisition segment are primarily the result of the acquisition of Grant, severe weather experienced in the United States, the accrual of losses for a project that was declared force majeure and cancelled, and increased seismic data acquisition activity. Seismic data acquisition operating expenses for the three months ended June 30, 2007, includes $28.1 million, or 46% of total operating expenses from North America, and $33.2 million or 54% of total operating expenses from International. Seismic data processing operating expenses totaled $2.7 million for the three months ended June 30, 2007, as compared to $1.9 million for the same period of 2006, an increase of 42% due to increased activity.

General and administrative expenses for the three months ended June 30, 2007, were $6.5 million as compared to $2.7 million for the same period of 2006, an increase of 141%. This increase is primarily the result of the Company’s acquisition of Grant and the related general and administrative expenses acquired, salary expenses associated with increased personnel levels due to the Company’s overall growth, Sarbanes Oxley implementation costs, increased sales and administrative costs in the Company’s data processing segment and increased bonus accruals due to higher activity levels under the Company’s incentive plans.

Depreciation and amortization expense for the three months ended June 30, 2007, totaled $8.2 million as compared to $1.9 million for the same period of 2006, resulting in an increase of $6.3 million or 332%. This is primarily attributable to depreciation expense resulting from the acquisition of Grant, additional capital equipment acquired and amortization of acquired intangibles from the Grant acquisition.

Interest expense for the three months ended June 30, 2007, increased by $3.1 million to $3.3 million as compared to $210,000 for the same period of 2006. This increase is primarily due to interest incurred on the $110.0 million Floating Rate Notes (the “Notes”). In addition, there was a $6.9 million loss on the redemption of the Notes which consisted of a $3.3 million premium and recognition of $3.6 million of unamortized financing costs.

The Company had a reduction in its provision for income taxes of $1.7 million during the three months ended June 30, 2007 compared to a provision for income taxes of $1.0 million during the three months ended June 30, 2006. The change is due to decreased profitability in the U.S., partially offset by increased foreign taxes.

The Company had a loss applicable to common stockholders of $15.4 million, or $(1.95) per common share on a fully diluted basis per share, for the three months ended June 30, 2007 as compared to an income applicable to common stockholders of $1.6 million, or $0.27 per common share on a fully diluted basis, for the same period of 2006.

Six Months Ended June 30, 2007, Compared to Six Months Ended June 30, 2006

Revenue for the first six months of 2007 totaled $182.6 million as compared to $82.8 million for the same period of 2006, an increase of 121%. This increase in revenue is attributable primarily to the Company’s seismic data acquisition segment and the acquisition of Grant. For the first six months of 2007, seismic data acquisition revenue totaled $177.1 million as compared to $80.2 million for the same period of 2006, an increase of 121%. This increase in seismic data acquisition revenue is primarily attributable to the Company’s acquisition of Grant, completed in September of 2006, improved contract terms, investment in additional crew capacity and continued strong demand for the Company’s services. Seismic data acquisition revenue for the first six months of 2007 includes $83.3 million or 47% of total revenue from North America and $93.8 million or 53% of total revenue from International. Seismic data processing revenue totaled $5.5 million for the first six months of 2007 as compared to $2.7 million for the same period of 2006, an increase of 104% due to increased demand for processing of seismic data combined with increased marketing efforts.

Operating expenses for the first six months of 2007 totaled $178.7 million as compared to $66.2 million for the same period of 2006, an increase of 170%. This increase in operating expenses is primarily attributable to the Company’s seismic data acquisition segment. Seismic data acquisition operating expenses totaled $142.1 million for the first six months of 2007 as compared to $62.5 million for the same period of 2006, an increase of 127%. Increased operating expenses at the Company’s seismic data acquisition segment are primarily the result of the acquisition of Grant, severe weather experienced in the United States, the accrual of losses for a project that was declared force majeure and cancelled and increased seismic data acquisition activity. Seismic data acquisition operating expenses for the first six months of 2007 includes $69.2 million, or 49% of total operating expenses from North America, and $72.9 million or 51% of total operating expenses from International. Seismic data processing operating expenses totaled $5.1 million for the six months ended June 30, 2007, as compared to $3.7 million for the same period of 2006, an increase of 38% due to increased activity.

General and administrative expenses for the first six months of 2007 were $15.7 million as compared to $6.1 million for the same period of 2006, an increase of 157%. This increase is primarily the result of the Company’s acquisition of Grant and the related general and administrative expenses acquired, salary expenses associated with increased personnel levels due to the Company’s overall growth, Sarbanes Oxley implementation costs, increased sales and administrative costs in the Company’s data processing segment, and increased bonus accruals due to higher activity levels under the Company’s incentive plans.

Depreciation and amortization expense for the first six months of 2007 totaled $15.7 million as compared to $3.6 million for the same period of 2006, resulting in an increase of $12.1 million or 336%.

This is primarily attributable to depreciation expense resulting from the acquisition of Grant, additional capital equipment acquired and amortization of acquired intangibles with the Grant acquisition.

Interest expense for the first six months of 2007 increased by $7.0 million to $7.4 million as compared to $440,000 for the same period of 2006. This increase is primarily due to interest incurred on the Notes. In addition, there was a $6.9 million loss on the redemption of the Notes which consisted of a $3.3 million premium and recognition of $3.6 million of unamortized finance costs.

Provision for income taxes was $0.9 million for the first six months of 2007, compared to $2.7 million for the first six months of 2006. The decrease is due to decreased profitability in the United States partially offset by income taxes of foreign subsidiaries.

The Company had a loss applicable to common stockholders of $10.3 million, or $(1.53) per common share on a fully diluted basis per share, for the six months ended June 30, 2007 as compared to an income applicable to common stockholders of $3.9 million, or $0.66 per common share on a fully diluted basis, for the same period of 2006.

Liquidity and Capital Resources

The Company’s primary sources of cash are cash flow generated by its seismic data acquisition and seismic data processing segments, debt and equity transactions, use of its revolving credit facility, equipment financing and trade credit. The Company’s primary uses of cash are for operating expenses associated with its seismic data acquisition and seismic data processing segments and expenditures associated with upgrading and expanding the Company’s capital asset base. The Company’s ability to maintain adequate cash balances is dependent upon levels of future demand for the services it provides to its customers.

Net cash provided by operating activities was $2.7 million for the first six months of 2007 compared to $9.9 million for the first six months of 2006. These amounts result from the Company’s operating results adjusted by changes in working capital. The decrease in net cash provided by operating activities in the first six months of 2007 was primarily the result of reduced operating profits during the six months ended June 30, 2007 resulting from weather issues in the United States and losses on an international project as a result of cancellation due to force majeure and working capital adjustments.

Net cash used in investing activities was $30.3 million for the first six months of 2007 and $2.6 million for the first six months of 2006. The increase in net cash used in investing activities during the first six months of 2007 was primarily the result of significant investments in capital expenditures. In the first six months of 2006, the Company invested $2.6 million in capital expenditures. In the first six months of 2007, the Company invested $32.6 million in capital expenditures.

Net cash provided by financing activities was $18.6 million for the first six months of 2007 as compared to net cash used in financing activities of $5.6 million for the first six months of 2006. These totals represent the net proceeds and net payments either received or paid from the Company’s public equity offering and service of its debt obligations. The increase in net cash provided by financing activities was primarily due to funds received from the issuance of common stock discussed below.

Common Stock

On February 1, 2007, the Company filed a registration statement on Form S-1, subsequently amended on April 27, 2007, contemplating an offering of up to 4,500,000 shares of its common stock. On May 11, 2007, the Company listed its common stock on the American Stock Exchange and closed a public offering of 4,500,000 shares of its common stock at an offering price of $28.00 per share on May 15, 2007. The Company used the net proceeds of approximately $118 million from this offering to redeem all of its outstanding Floating Rates Notes (as discussed below) including, principal, premium and accrued interest, and the remaining net proceeds were used to repay a portion of its revolving credit facility and for general corporate purposes

As part of the public offering pursuant to the Underwriting Agreement dated May 10, 2007, the Company and one of the Company’s stockholders granted to the underwriters the option to purchase up to 675,000 shares of common stock to cover over-allotments, exercisable for 30 days on the same terms as the shares under the equity offering. On June 13, 2007, the underwriters exercised their option and purchased 163,000 shares of the Company’s common stock, of which 65,207 were new shares issued by the Company and the remainder was sold by an existing shareholder.

Floating Rate Notes

On December 15, 2006, the Company issued Floating Rate Notes (the “Notes”) in the principal amount of $110.0 million. Most of the net proceeds from such issuance was used to repay the Company’s $100.0 million senior loan and accrued interest incurred in connection with the Grant Acquisition and the remainder retained for general corporate purposes. Concurrently, the Company repaid the $55.0 million original principal amount subordinated loan, together with capitalized and accrued interest, by the issuance of 228,683 shares of the Company’s Series B Preferred Stock to the lenders.

Interest on the Notes accrued at a rate per annum, reset quarterly, equal to LIBOR plus 6.50%, payable quarterly on March 15, June 15, September 15, and December 15 of each year, commencing on March 15, 2007. The Notes were to mature on December 15, 2012. These Notes were the Company’s senior obligations, guaranteed by all existing and future domestic restricted subsidiaries, and secured by a second priority security interest over substantially all of the Company’s assets. The Notes were effectively subordinated to all of the Company’s existing and any future first priority secured indebtedness, including indebtedness under the Company’s credit facilities, to the extent of the assets of such subsidiaries. The Notes and the guarantees were pari passu in right of payment with any of the Company’s future second priority secured indebtedness, and were effectively senior in right of payment to all of the Company’s existing and any future unsecured indebtedness.

On June 14, 2007, the Company redeemed all of its Notes at an aggregate redemption price of $113.3 million, which was equal to the outstanding principal amount of the Notes of $110.0 million plus a premium of $3.3 million, which was equal to 3% of the outstanding principal amount of the Notes, along with accrued, but unpaid interest to, but excluding, the redemption date. The Company recorded a loss on the redemption of the Notes of $6.9 million in the second quarter of 2007 which included $3.6 million of unamortized deferred financing costs.

Revolving Credit Lines

On June 12, 2006, the Company and four of its subsidiaries (collectively, the “Borrowers”) completed the closing of a credit facility under the terms of a Revolving Credit, Term Loan and Security Agreement (collectively, the “Credit Agreement”) dated as of June 8, 2006 with PNC Bank, National Association (“PNC”), as lender. Under the Credit Agreement, the Borrowers are liable for payment of the obligations under the Credit Agreement. The Credit Agreement made the following credit facilities available to the Company, subject to the terms and conditions set forth in the Credit Agreement: (i) a $12.0 million term credit facility, the proceeds of which were used primarily to pay off all of the obligations of the Company and its subsidiaries to HSBC Bank Canada, and (ii) a $12.0 million revolving credit facility. The Borrowers pledged as security the assets of the Company to PNC. The Credit Agreement contains certain restrictive covenants limiting the Company’s ability to incur additional debt and purchase additional assets. On September 8, 2006, the $12 million term credit facility had a balance of $11.6 million outstanding and was fully paid off. No amounts were outstanding under the revolving credit facility.

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

On May 15, 2007, the Company and its principal subsidiaries further amended the Credit Agreement with PNC to reflect: (i) conversion of the current capital expenditure loans to revolving loans and (ii) a $60 million revolving credit facility (the “Revolver”). The financial covenants for the credit facility are as follows: the Company must maintain (i) a net worth (defined as assets less liabilities in accordance with generally accepted accounting principles in the United States of America) of not less than $175 million and (ii) a fixed charge coverage ratio of not less than 1.10 to 1.0. Other covenants include: no mergers or sale of assets without reinvestment, no conflicting liens on the collateral, no guarantees of other indebtedness, investments are permitted as to only specified forms of investments, capital expenditures are limited to $110.0 million for calendar year 2007, and $50.0 million for calendar year 2008 and beyond, no dividends other than dividends on preferred stock provided that there is no default or event of default and no event of default shall occur as a result, no additional indebtedness except as permitted by the credit facility, no changes in business activities, no changes in constituent documents, no prepayment of debt except under certain circumstances, and no change of control.

At June 30, 2007, the Company had available credit under this facility of $45.1 million reduced by standby letters of credit totaling $1.0 million issued by PNC under the revolver. At June 30, 2007, the Company had a balance of approximately $13.9 million drawn under the Revolver.

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

On April 23, 2007, the Company received an amendment and waiver on the CIT lease for exceeding the fixed charge coverage ratio as defined in the equipment lease dated July 25, 2006 and measured for the fiscal year ending December 31, 2006. The amendment redefined the fixed charge coverage ratio calculation to be consistent with the amended PNC credit facility dated December 15, 2006, discussed above.

The Company believes that its current cash balances, debt capacity and anticipated cash flow from its seismic data acquisition and seismic data processing operations will provide sufficient liquidity to continue operations beyond 2007. While industry conditions have improved, the Company continues to experience significant competition in its markets. Should the Company’s current sources of liquidity not meet its operating requirements, the Company would be forced to seek outside sources of capital to meet its operating and capital requirements or curtail its capital expenditure program.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements for the first six months ended June 30, 2007 that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential for change in the fair value of debt instruments resulting from an adverse movement in interest rates. As of June 30, 2007, the Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable. The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair market value due to the short maturity of those instruments. The carrying amount of debt reported in the consolidated balance sheets approximate fair value because, in general, the interest on the underlying instruments approximates market rates. The Company is not a party to any hedge arrangements, commodity swap agreement or other derivative financial instruments. The Company’s seismic data acquisition and seismic data processing segments utilize foreign subsidiaries and branches to conduct operations outside of the United States. These operations expose the Company to market risks from changes in foreign exchange rates. With the acquisition of Grant, the Company has increased its exposure to these market risks with the addition of significant international operations.

Item 4.                        Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company has performed an evaluation of the design, operation and effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2007. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that such disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in its reports filed or submitted under the Exchange Act within the required time period. There have not been any changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the first six months ended June 30, 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

GEOKINETICS INC.
Date: August 13, 2007	/s/ DAVID A. JOHNSON
David A. Johnson
President and Chief Executive Officer
Date: August 13, 2007	/s/ SCOTT A. MCCURDY
Scott A. McCurdy
Vice President and Chief Financial Officer