Form 10-Q
period 2007-09-30
GEOKINETICS INC
filed 2007-11-14
CIK 314606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-33460

GEOKINETICS INC.

(Name of registrant as specified in its charter)

DELAWARE	94-1690082
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1500 City West Blvd., Suite 800
HOUSTON, TX  77042

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

At November 13, 2007, there were 10,302,649 shares of common stock, par value $0.01 per share, outstanding.

GEOKINETICS INC.
INDEX

Geokinetics Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

ASSETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
Current assets:
Cash and cash equivalents	$10,079	$20,404
Restricted cash	1,656	1,655
Accounts receivable:
Trade, net of allowance for doubtful accounts of $918 and $699 as of September 30, 2007 and December 31, 2006, respectively	61,844	40,880
Unbilled	13,275	16,166
Other	3,861	7,769
Inventories	432	519
Deferred costs	3,650	4,810
Prepaid expenses and other current assets	7,376	5,708
Total current assets	102,173	97,911
Property and equipment	216,929	148,491
Less: Accumulated depreciation and amortization	(49,663)	(31,889)
Property and equipment, net	167,266	116,602
Other assets:
Goodwill	73,414	73,414
Intangible assets, net	4,231	5,422
Investments, at cost	939	1,100
Deferred financing costs, net	783	4,587
Other assets	62	597
Total other assets	79,429	85,120
Total assets	$348,868	$299,633

See accompanying notes to the condensed consolidated financial statements.

Geokinetics Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

LIABILITIES, MEZZANINE AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2007	2006
	(Unaudited)
Current liabilities:
Short term debt and current portion of long-term debt and capital lease obligations	$3,768	$3,552
Accounts payable	52,022	42,924
Accrued liabilities	27,579	22,331
Deferred revenue	10,602	12,201
Income taxes payable	5,006	2,437
Total current liabilities	98,977	83,445
Long-term debt and capital lease obligations, net of current portion	32,707	113,617
Deferred income taxes	15,555	16,514
Other liabilities	2,518	1,385
Total liabilities	149,757	214,961
Commitments and contingencies	—	—
Mezzanine equity:
Preferred stock, Series B Senior Convertible, $10.00 par value; 242,676 shares issued and outstanding as of September 30, 2007; 228,683 shares issued and outstanding as of December 31, 2006	59,678	56,077
Total mezzanine equity	59,678	56,077
Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized, 10,451,644 shares issued and 10,301,639 shares outstanding as of September 30, 2007; 5,733,227 shares issued and 5,543,327 shares outstanding as of December 31, 2006;	105	57
Additional paid-in capital	191,937	72,926
Accumulated deficit	(52,657)	(44,436)
Accumulated other comprehensive income	48	48
Total stockholders’ equity	139,433	28,595
Total liabilities, mezzanine and stockholders’ equity	$348,868	$299,633

See accompanying notes to the condensed consolidated financial statements.

Geokinetics Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Revenue:
Seismic acquisition	$86,862	$48,482	$263,942	$128,661
Data processing	2,718	1,930	8,206	4,594
Total revenue	89,580	50,412	272,148	133,255
Expenses:
Seismic acquisition	66,297	40,933	208,437	103,402
Data processing	3,133	2,359	8,194	6,097
Depreciation and amortization	8,363	3,608	24,083	7,169
General and administrative	10,920	4,478	26,672	10,532
Total expenses	88,713	51,378	267,386	127,200
(Loss) on disposal of property and equipment	(261)	—	(641)	—
Gain on insurance claim	—	—	2,128	2
Income (Loss) from operations	606	(966)	6,249	6,057
Other income (expenses):
Interest income	220	115	815	308
Interest expense	(633)	(1,861)	(8,054)	(2,301)
Loss on redemption of floating rate notes	—	—	(6,936)	—
Foreign exchange gain	693	4	1,221	4
Other, net	(34)	(91)	552	(251)
Total other income (expense)	246	(1,833)	(12,402)	(2,240)
Income (Loss) before income taxes	852	(2,799)	(6,153)	3,817
Provision for income taxes	1,130	(877)	2,068	1,837
Net (Loss) Income	(278)	(1,922)	(8,221)	1,980
Return to preferred stockholders:
Dividend and accretion costs	1,232	—	3,614	—
(Loss) Income applicable to common stockholders	$(1,510)	$(1,922)	$(11,835)	$1,980
(Loss) Income per common share:
Basic	$(0.15)	$(0.36)	$(1.50)	$0.37
Diluted	$(0.15)	$(0.36)	$(1.50)	$0.34
Weighted average common shares outstanding:
Basic	10,187	5,357	7,908	5,352
Diluted	10,187	5,357	7,908	5,781

See accompanying notes to the condensed consolidated financial statements.

Geokinetics Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unless otherwise noted)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES
Net (loss) income	$(8,221)	$1,980
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Depreciation and amortization	24,083	7,169
Loss on redemption of floating rate notes and amortization of deferred financing costs	7,744	—
Stock-based compensation	3,129	1,184
Gain on sale of assets and insurance claims	(1,487)	—
Other comprehensive loss	—	(212)
Changes in operating assets and liabilities:
Restricted cash	(1)	—
Accounts receivable	(14,165)	(8,966)
Prepaid expenses and other assets	(364)	(3,895)
Accounts payable	7,835	(1,486)
Accrued liabilities, deferred revenue and other liabilities	6,380	(7,014)
Net cash provided by (used in) operating activities	24,933	(11,240)
INVESTING ACTIVITIES
Proceeds from disposal of property and equipment and insurance claim	3,917	40
Purchases and acquisition of property and equipment	(75,987)	(3,173)
Purchase of Grant Geophysical, Inc., net of cash acquired	—	(112,146)
Net cash used in investing activities	(72,070)	(115,279)
FINANCING ACTIVITIES
Proceeds from issuance of debt	140,256	170,062
Proceeds from exercised options	563	58
Proceeds from common stock issuance, net	118,981	—
Payments on capital lease obligations	(7,895)	(7,177)
Payments on debt	(101,778)	(24,986)
Redemption of floating rate notes	(113,315)	—
Net cash provided by financing activities	36,812	137,957
Net (decrease) increase in cash and cash equivalents	(10,325)	11,438
Cash at beginning of period	20,404	11,001
Cash at end of period	$10,079	$22,439

Supplemental disclosures related to cash flows:

	Nine months ended September 30,
	2007	2006
Purchase of property under capital lease obligations	$—	$6,243
Interest paid (includes $3.3 million premium for redemption of Floating Rate Notes)	10,948	1,127
Taxes paid	392	233

See accompanying notes to the condensed consolidated financial statements.

Geokinetics Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
and other Comprehensive Income
(In Thousands, except share data)
(Unaudited, unless otherwise noted)

	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2007 (audited)	5,733,227	$57	$72,926	$(44,436)	$48	$28,595
Exercise of stock options	81,500	1	562	—	—	563
Stock-based compensation expense	—	—	3,129	—	—	3,129
Restricted stock issued, net	71,710	1	—	—	—	1
Common stock issued, net	4,565,207	46	118,934	—	—	118,980
Accretion of preferred issuance costs	—	—	(103)	—	—	(103)
Accrual of preferred stock dividends	—	—	(3,511)	—	—	(3,511)
Net income	—	—	—	(8,221)	—	(8,221)
Balance at September 30, 2007	10,451,644	$105	$191,937	$(52,657)	$48	$139,433

See accompanying notes to the condensed consolidated financial statements.

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2:   Basis of Presentation and Significant Accounting Policies

The unaudited financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to provide a fair presentation of the financial condition and results of operations for the periods presented. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three months and nine months ended September 30, 2007, are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

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

The following table sets forth significant information concerning the Company’s reportable segments (in thousands):

	For the Three Months Ended September 30, 2007
	Data Acquisition		Data
	North America	International	Processing	Corporate	Total
Revenue	$39,835	$47,028	$2,717	$—	$89,580
Segment income (loss)	$2,441	$8,814	$(849)	$(10,684)	$(278)
Segment assets (at end of period)	$134,839	$195,091	$8,739	$10,199	$348,868

	For the Three Months Ended September 30, 2006
	Data Acquisition		Data
	North America	International	Processing	Corporate	Total
Revenue	$39,536	$8,946	$1,930	$—	$50,412
Segment income (loss)	$1,436	$872	$(522)	$(3,708)	$(1,922)
Segment assets (at end of period)	$131,551	$111,835	$3,544	$22,077	$269,007

	For the Nine Months Ended September 30, 2007
	Data Acquisition		Data
	North America	International	Processing	Corporate	Total
Revenue	$123,102	$140,840	$8,206	$—	$272,148
Segment income (loss)	$11,017	$17,829	$(1,191)	$(35,876)	$(8,221)
Segment assets (at end of period)	$134,839	$195,091	$8,739	$10,199	$348,868

	For the Nine Months Ended September 30, 2006
	Data Acquisition		Data
	North America	International	Processing	Corporate	Total
Revenue	$119,715	$8,946	$4,594	$—	$133,255
Segment income (loss)	$8,582	$872	$(1,702)	$(5,772)	$1,980
Segment assets (at end of period)	$131,551	$111,835	$3,544	$22,077	$269,007

NOTE 4:   Acquisition—Grant Geophysical, Inc.

On September 8, 2006, the Company completed the acquisition of all of the issued and outstanding shares of common stock of Grant Geophysical, Inc. and its subsidiaries (“Grant”), headquartered in Houston, Texas, for $125 million in cash, subject to adjustment for net debt and working capital. Through the acquisition, the Company increased the number of its operational seismic data acquisition service crews and expanded its geographic coverage. Grant had operations in the United States, Western Canada, Latin America, Africa, the Middle East, Australia/New Zealand, and the Far East, performing two-dimensional and 3D seismic surveys in the land, Transition Zone and shallow water environments, using both analog and digital seismic equipment for a wide range of customers exploring for oil and gas reserves.

NOTE 5:   Debt and Capital Lease Obligations

At September 30, 2007 and December 31, 2006, the Company’s long-term debt and capital lease obligations were as follows (in thousands):

	September 30,	December 31,
	2007	2006
U.S. operations:
Floating rate notes—LIBOR plus 6.50%	$—	$110,000
Revolving credit lines—LIBOR plus 2.25% or prime	30,842	—
Capital lease obligations—8.72% to 14.26% (weighted average of 9.03% at September 30, 2007)	4,120	5,771
Notes payable—LIBOR plus 2.75% or prime + .50%	—	1,320
	34,962	117,091
International operations:
Bank overdrafts and lines of credit	1,491	36
Capital lease obligations—various rates	22	42
	1,513	78
Total long-term debt, revolving credit line and capital lease obligations	36,475	117,169
Less: Current portion	(3,768)	(3,552)
	$32,707	$113,617

Floating Rate Notes

On December 15, 2006, the Company issued floating rate notes (the “Notes”) in the principal amount of $110.0 million, which were to mature on December 15, 2012. Most of the net proceeds from such issuance were used to repay the Company’s $100.0 million senior loan and accrued interest incurred in connection with the Grant Acquisition and the remainder was retained for general corporate purposes. Concurrently, the Company repaid the $55.0 million original principal amount subordinated loan, together with capitalized and accrued interest, by the issuance of 228,683 shares of the Company’s Series B Preferred Stock to the lenders.

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

On June 14, 2007, the Company redeemed all of its Notes at an aggregate redemption price of $113.3 million, which was equal to the outstanding principal amount of the Notes of $110.0 million plus a premium of $3.3 million, which was equal to 3% of the outstanding principal amount of the Notes, along with accrued, but unpaid interest to, but excluding, the redemption date. The Company recorded a loss on the redemption of the Notes of $6.9 million in the second quarter of 2007 which included the $3.3 million premium and $3.6 million of unamortized deferred financing costs.

Revolving Credit Line

On June 12, 2006, the Company and four of its subsidiaries (collectively, the “Borrowers”) completed the closing of a credit facility under the terms of a Revolving Credit, Term Loan and Security Agreement (collectively, the “Credit Agreement”) dated as of June 8, 2006 with PNC Bank, National Association (“PNC”), as lender. Under the Credit Agreement, the Borrowers are liable for payment of the obligations under the Credit Agreement. The Credit Agreement made the following credit facilities available to the Company, subject to the terms and conditions set forth in the Credit Agreement: (i) a $12.0 million term credit facility, the proceeds of which were used primarily to pay off all of the obligations of the Company and its subsidiaries to HSBC Bank Canada, and (ii) a $12.0 million revolving credit facility. The Borrowers pledged as security the assets of the Company to PNC. The Credit Agreement contains certain restrictive covenants limiting the Company’s ability to incur additional debt and purchase additional assets. On September 8, 2006, the $12.0 million term credit facility had a balance of $11.6 million outstanding and was fully paid off and no amounts were outstanding under the revolving credit facility.

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

On May 24, 2007, the Company and its principal subsidiaries further amended the Credit Agreement with PNC to reflect: (i) conversion of the current capital expenditure loans to revolving loans and (ii) a $60 million revolving credit facility (the “Revolver”) maturing May 24, 2012. The financial covenants for the credit facility are as follows: the Company must maintain (i) a net worth (defined as assets less liabilities in accordance with generally accepted accounting principles in the United States of America) of not less than $175 million and (ii) a fixed charge coverage ratio of not less than 1.10 to 1.0. Other covenants include: no mergers or sale of assets without reinvestment, no conflicting liens on the collateral, no guarantees of other indebtedness, investments are permitted as to only specified forms of investments, capital expenditures are limited to $110 million for calendar year 2007, and $50 million for calendar year 2008 and beyond, no dividends other than dividends on preferred stock provided that there is no default or event of default and no event of default shall occur as a result, no additional indebtedness except as permitted by the credit facility, no changes in business activities, no changes in constituent documents, no prepayment of debt except under certain circumstances, no material adverse change and no change of control. Additionally, at the Company’s option, a $10 million accordion feature was included which was exercised and became effective October 12, 2007. The exercise of the accordion feature increased the limit on the Revolver from $60 million to $70 million. The amount available to borrow under the Revolver is dependent upon the calculation of a monthly borrowing base that is composed of eligible accounts receivables and eligible fixed assets. The borrowing base can fluctuate from time to time due to fluctuations in accounts receivable balances. Additionally, a portion of the borrowing base is composed of eligible fixed assets. At this time, the amount of the borrowing base determined by eligible fixed assets is a maximum of $45 million. On the first anniversary of this amendment, the maximum of $45 million will be reduced by $750,000 per month. The reduction in the fixed asset component of the borrowing base does not reduce the overall $70 million limit on the Revolver, only the amount available from eligible fixed assets towards the borrowing base.

Based on the Company’s borrowing base at September 30, 2007, the Company had available credit under this facility of $25.4 million (reduced by standby letters of credit totaling $1 million issued by PNC under the Revolver). Amounts available to be drawn under the Revolver are subject to borrowing base limitations; therefore, the Company may not always have access to the maximum amount.

On November 13, 2007, the Company and its principal subsidiaries further amended the Credit Agreement with PNC to, among other things, limit the possibility of an event of default due to a material adverse change, to periods when the Company has undrawn availability (defined as amount outstanding under Revolver plus cash balance minus accounts payable over 60 days less borrowing base) of less than $6 million.

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

On April 23, 2007, the Company entered into an amendment and received a waiver on the CIT lease for exceeding the fixed charge coverage ratio as defined in the equipment lease dated July 25, 2006 and measured for the fiscal year ending December 31, 2006. The amendment redefined the fixed charge coverage ratio calculation to be consistent with the amended PNC credit facility dated December 15, 2006, discussed above.

On August 8, 2007, the Company entered into a third amendment on the CIT lease to redefine net worth, fixed charge coverage ratio and fixed charge measurement period to be consistent with the amended PNC credit facility dated May 24, 2007.

On November 8, 2007, the Company entered into a new capital lease facility with CIT Equipment/Financing, Inc. with a commitment of $25 million. The Company is able to fund the purchase of equipment by executing equipment schedules. The equipment schedules typically have a term of 36 months, but for equipment with a MACRS tax life greater than 5 years, the lease term can be up to 48 months. The interest rate is based on the three or four year swap rate reported by the Federal Reserve plus 325 basis points or 3.25%. At September 30, 2007 a portion of the equipment to be financed under this new capital lease facility was unpaid and included in accounts payable.

Other

From time to time, various of the Company’s foreign branches and subsidiaries utilize local bank overdraft facilities, and/or lines of credit to fund working capital requirements. At September 30, 2007, $1.5 million was outstanding under these agreements.

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

Each holder of Series B Preferred Stock is entitled to receive cumulative dividends at the rate of 8.0% per annum on the liquidation preference of $250.00 per share, compounded quarterly. At the Company’s option through October 31, 2011, dividends may be paid in additional shares of Series B Preferred Stock. After such date, dividends are required to be paid in cash if declared.

Each holder of Series B Preferred Stock, in the event of the Company’s liquidation, is entitled to a preference over the holders of shares of common stock, equal to $250.00 per share, subject to certain adjustments, plus any accrued dividends.

After March 31, 2014, holders of not less than a majority of outstanding shares of Series B Preferred Stock may require, upon written notice of the redemption of all outstanding shares of Series B Preferred Stock, in cash, at a price equal to $250.00 per share, plus any accrued dividends.

The Series B Preferred Stock is initially convertible into 10 shares of the Company’s common stock at the option of the holder, subject to adjustment, from time to time, on the terms described in the Company’s certificate of incorporation.

At the Company’s option, each share of Series B Preferred Stock is convertible into shares of common stock, immediately upon the sale of common stock at a price per share yielding net proceeds to the Company of not less than $35.00 per share in an underwritten public offering pursuant to an effective registration statement under the Securities Act, which provides net proceeds to the Company and selling stockholders, if any, of not less than $75,000,000.

As long as at least 55,000 shares of Series B Preferred Stock are outstanding, the consent of the holders of a majority of the Company’s Series B Preferred Stock is required to, among other things, make any material change to the Company’s certificate of incorporation or by-laws, declare a dividend on the Company’s common stock, enter into a business combination, increase or decrease the size of its board of directors and they are allowed to elect one member of the board of directors.

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

Common Stock

On February 1, 2007, the Company filed a registration statement on Form S-1, subsequently amended on April 27, 2007, contemplating an offering of up to 4,500,000 shares of its common stock. On May 11, 2007, the Company listed its common stock on the American Stock Exchange on May 15, 2007 and closed a public offering of 4,500,000 shares of its common stock at an offering price of $28.00 per share. The Company used the net proceeds from this offering to redeem all of its outstanding Notes, and the remaining net proceeds were used to repay a portion of its revolving credit facility and for general corporate purposes.

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

No dividends on common stock have been declared for any periods presented.

NOTE 7:   Employee Benefits

Stock-Based Compensation

The adoption of SFAS No. 123(R) in the first quarter of fiscal year 2006 resulted in prospective changes in the Company’s accounting for stock-based compensation awards including recording stock-based compensation expense related to stock options that vested during the quarter on a prospective basis. The Company recognized stock-based compensation expense of approximately $1.8 million and $3.1 million for the three months and nine months ended September 30, 2007, respectively and $367,000 and $1.1 million for the three months and nine months ended September 30, 2006, respectively. The three and nine month periods ending September 30, 2007 included a $1.2 million charge for the accelerated vesting of restricted stock and stock options incurred in connection with the termination of employment of the Company’s former President and CEO. The restricted stock required immediate vesting per the terms of Mr. Johnson’s employment agreement and the compensation committee of the Board of Directors elected to accelerate all remaining options, which would have fully vested in December 2007 as part of the termination agreement. The total cost related to non-vested awards not yet recognized at September 30, 2007 is approximately $2.9 million which is expected to be recognized over a weighted average of 1.25 years.

As of September 30, 2007, the Company had two active stock awards plans: the 2002 Stock Awards Plan, adopted in March 2003 and amended in November 2006, which has 800,000 shares of common stock authorized for issuance and the 2007 Stock Awards Plan, adopted on May 23, 2007, which has 750,000 shares of common stock authorized for issuance.

Because the Company maintained a full valuation allowance on its U.S. deferred tax assets, the Company did not recognize any tax benefit related to stock-based compensation expense for the nine months ended September 30, 2007.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model. Expected volatilities are based on a number of factors, including historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination for determining the estimated forfeitures. The Company uses the “shortcut” method described in SAB Topic 14D.2 for determining the expected life used in the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. As the Company has not declared common stock dividends since it became a public entity, no dividend yield is used in the calculation. For the most recent options granted during the second quarter of 2006, the following criteria were utilized: (i) an average risk free interest rate of 4.5%, (ii) an average volatility of 159% and (iii) an average contractual life of 6.0 years. Option activity for the nine months ended September 30, 2007 is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at December 31, 2006	316,450	$ 12.12	7.85	$ 6,853,144
Expired	—	—
Forfeited	(8,166)	$ 26.46
Exercised	(81,500)	$6.91
Granted	—	—
Balance at September 30, 2007	226,784	$9.93	7.05	$ 3,072,998
Exercisable at September 30, 2007	175,366	$9.16	6.82	$ 2,510,679

The total intrinsic value of options exercised during the nine months ended September 30, 2007 was approximately $5.6 million.

Restricted Stock

The restricted stock awards activity for the nine months ended September 30, 2007 is summarized below:

Number of Shares of Restricted Stock
Balance as of December 31, 2006	189,900
Forfeited	(5,000)
Vested	(111,605)
Granted to management	53,500
Granted to employees	12,500
Granted to non-employee directors	10,710
Balance as of September 30, 2007	150,005

The first one-third of restricted stock awards granted as part of the Grant acquisition in September 2006 for 59,605 shares vested in September 2007. Additionally, vesting was accelerated for 52,000 shares (including 50,000 shares for the former President and CEO triggered by the termination of his employment) related to employee terminations.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30,
	2007	2006	2007	2006
Net (loss) income	$(278)	$ (1,922)	$(8,221)	$ 1,980
Foreign currency translation adjustment	—	(1,147)	—	(594)
Comprehensive (loss) income	$ (278)	$ (3,069)	$ (8,221)	$ 1,386

NOTE 9:   (Loss) Income per Common Share

The following table sets forth the computation of basic and diluted income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Numerator:
Net (loss) income	$ (278)	$ (1,922)	$ (8,221)	$ 1,980
Net (loss) income applicable to common stockholders	$ (1,510)	$ (1,922)	$(11,835)	$ 1,980
Denominator:
Denominator for basic income per common share	10,187	5,357	7,908	5,352
Effect of dilutive securities:
Stock options	—	—	—	333
Warrants	—	—	—	96
Restricted stock	—	—	—	—
Convertible preferred stock	—	—	—	—
Denominator for diluted income (loss) per common share	10,187	5,357	7,908	5,781
(Loss) income per common share:
Basic	$ (0.15)	$ (0.36)	$ (1.50)	$ 0.37
Diluted	$ (0.15)	$ (0.36)	$ (1.50)	$ 0.34

The denominator used for the calculation of diluted loss per common share for the three months ended September 30, 2007 and 2006, and for the nine months ended September 30, 2007, excludes the effect of stock options, warrants, restricted stock and convertible preferred stock during those periods because the effect is anti-dilutive. At September 30, 2007, there were options to purchase 226,784 shares of common stock, warrants to purchase 274,605 shares of common stock, 150,005 shares of restricted stock, and preferred stock convertible into 2,426,760 shares of common stock.

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

As of January 1 and September 30, 2007, the Company did not have any unrecognized net tax benefits, and was subject to tax examinations in the United States for years after 2002 and in foreign tax jurisdictions for years after 2000.

For the three months and nine months ended September 30, 2007, the Company reported income before income taxes of $0.9 million and related tax expense of $1.1 million and a loss before income taxes of $6.2 million and related income tax expense of $2.1 million, respectively. For the three months and nine months ended September 30, 2007, the provision for income taxes relates primarily to countries where the Company is reporting profits and state income tax provisions in the United States.

NOTE 11:   Subsequent Events

On November 8, 2007, the Company entered into a new capital lease facility with CIT Equipment/Financing, Inc. with a commitment of $25 million. The Company is able to fund the purchase of equipment by executing equipment schedules. The equipment schedules typically have a term of 36 months, but for equipment with a MACRS tax life greater than 5 years, the lease term can be up to 48 months. The interest rate is based on the three or four year swap rate reported by the Federal Reserve plus 325 basis points or 3.25%. At September 30, 2007 a portion of the equipment to be financed under this new capital lease facility was unpaid and included in accounts payable.

On November 13, 2007, the Company and its principal subsidiaries further amended the Credit Agreement with PNC to, among other things, limit the possibility of an event of default due to a material adverse change, to periods when the Company has undrawn availability (defined as amount outstanding under Revolver plus cash balance minus accounts payable over 60 days less borrowing base) of less than $6 million.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain matters discussed in this quarterly report, except for historical information contained herein, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this report, words such as “anticipates”, “believes”, “expects”, “estimates”, “intends”, “plans”, “projects” and similar expressions, as they relate to Geokinetics Inc. (collectively with its subsidiaries, the “Company”) or management, identify forward-looking statements. Forward-looking statements include but are not limited to statements about the business outlook for the year, backlog and bid activity, business strategy, and related financial performance and statements with respect to future benefits. These statements are based on certain assumptions made by the Company based on management’s experience and perception of historical trends, industry conditions, market position, future operations, profitability, liquidity, backlog, capital resources and other factors believed to be appropriate. Management’s expectations and assumptions regarding Company operations and other anticipated future developments are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. These include risks relating to financial performance and results, job delays or cancellations, impact from severe weather conditions and other important factors that could cause actual results to differ materially from those projected, or backlog not to be completed. Although the Company believes that the expectations reflected in such statements are reasonable, the Company can give no assurance that such expectations will be correct.

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

The seismic services industry is dependent upon the spending levels of oil and natural gas companies for exploration, development, exploitation and production of oil and natural gas. These spending levels have traditionally been heavily influenced by the prices of oil and natural gas. During the past three years, the oil and natural gas industry has seen significant increases in activity resulting from continuing high commodity prices for oil and natural gas. The Company’s seismic data acquisition services segment has benefited from these increased levels of activity, as well as from its reputation as a provider of high-quality seismic surveys. The Company has seen its seismic data acquisition services revenues and operating margins improve year after year for the past several years as a result of increased demand and improved pricing for its services, improved contract terms with its customers as well as the acquisitions of Trace Energy Services, Ltd. (“Trace”) and Grant Geophysical, Inc. (“Grant”). While demand for the Company’s services continues to increase, the Company continues to experience competition in its marketplace. The

Company will continue to aggressively compete for seismic projects from both existing and prospective customers.

On August 15, 2007, David A. Johnson resigned as President, Chief Executive Officer and Director of the Company. The Company incurred a $2.6 million before and after-tax charge related to Mr. Johnson’s resignation which includes $1.4 million severance payment payable over the two-year period beginning September 1, 2007, in accordance with the terms of his employment agreement dated March 8, 2007, and the accelerated vesting of nonqualified stock options and time-vested restricted shares awarded to Mr. Johnson.

Richard F. Miles, the former Chief Operating Officer, was appointed President and Chief Executive Officer, effective August 15, 2007. Mr. Miles did not execute a new employment agreement and the terms of his employment agreement dated July 13, 2006, remain in effect. Mr. Miles was subsequently appointed to the Board of Directors of the Company effective September 21, 2007.

In September 2007, some positions were eliminated as part of the Company’s reorganization of it’s data processing segment and the Company incurred a $0.6 million before and after-tax charge related to severance costs.

Effective October 31, 2007, the Company changed the legal name of its data processing subsidiary Geophysical Development Corporation (GDC) to Geokinetics Processing, Inc. and the legal names of its data acquisition subsidiaries Quantum, Grant Geophysical, Inc. and Grant Geophysical (Int’l) Inc. to Geokinetics USA, Inc, Geokinetics International Holdings, Inc. and Geokinetics International, Inc., respectively. In November 2006, the subsidiary Trace Energy Services, Ltd. was renamed Geokinetics Exploration, Inc.

Results of Operations

Three Months Ended September 30, 2007, Compared to Three Months Ended September 30, 2006

Revenue for the three months ended September 30, 2007 totaled $89.6 million, as compared to $50.4 million for the same period of 2006, an increase of 78%. This increase in revenue is attributable primarily to the Company’s seismic data acquisition segment and the acquisition of Grant. For the three months ended September 30, 2007, seismic data acquisition revenue totaled $86.9 million as compared to $48.5 million for the same period of 2006, an increase of 79%. This increase in seismic data acquisition revenue is primarily attributable to the Company’s acquisition of Grant, completed in September 2006, improved contract terms, investment in additional crew capacity and continued strong demand for the Company’s services. Seismic data acquisition revenue for the three months ended September 30, 2007, includes $39.8 million or 46% of total seismic data acquisition revenue from North America and $47.1 million or 54% of total seismic data acquisition revenue from International. Seismic data processing revenue totaled $2.7 million for the three months ended September 30, 2007, as compared to $1.9 million for the same period of 2006, an increase of 42% due to increased demand for processing of seismic data combined with increased marketing efforts.

Operating expenses for the three months ended September 30, 2007, totaled $69.4 million as compared to $43.3 million for the same period of 2006, an increase of 60%. This increase in operating expenses is primarily attributable to the Company’s seismic data acquisition segment. Seismic data acquisition operating expenses totaled $66.3 million for the three months ended September 30, 2007, as compared to $40.9 million for the same period of 2006, an increase of 62%. Increased operating expenses at the Company’s seismic data acquisition segment are primarily the result of the acquisition of Grant and increased seismic data acquisition activity. Seismic data acquisition operating expenses for the three months ended September 30, 2007, includes $32.8 million, or 49% of total seismic data acquisition operating expenses from North America, and $33.5 million or 51% of total seismic data acquisition operating expenses from International. Seismic data processing operating expenses totaled $3.1 million for the three months ended September 30, 2007, as compared to $2.4 million for the same period of 2006, an increase of 29% due to increased activity, as well as $0.3 million in costs related to severances and reorganization costs incurred during the quarter.

Depreciation and amortization expense for the three months ended September 30, 2007, totaled $8.4 million as compared to $3.6 million for the same period of 2006, resulting in an increase of $4.8 million or 133%. This is primarily attributable to depreciation expense resulting from the acquisition of Grant, additional capital equipment acquired and amortization of acquired intangibles from the Grant acquisition.

General and administrative expenses for the three months ended September 30, 2007, were $10.9 million as compared to $4.5 million for the same period of 2006, an increase of 142%. This increase is primarily the result of the Company’s acquisition of Grant and the related general and administrative expenses acquired, salary expenses associated with increased personnel levels due to the Company’s overall growth, Sarbanes Oxley implementation costs, increased sales and administrative costs in the Company’s data processing segment and increased bonus accruals due to higher activity levels under the Company’s incentive plans. In addition, the Company incurred $2.9 million in costs related to severances (including $2.6 million for the departure of the President and CEO) and data processing reorganization costs incurred during the quarter.

Interest expense for the three months ended September 30, 2007, decreased by $1.3 million to $0.6 million as compared to $1.9 million for the same period of 2006. This decrease is primarily due to the reduction of debt, primarily debt incurred for the Grant acquisition, and lower interest rates resulting primarily from the Company’s equity offering completed in May 2007.

The Company had an increase in its provision for income taxes of $1.1 million during the three months ended September 30, 2007 compared to a provision for income taxes of ($0.9) million during the three months ended September 30, 2006. The change is due primarily to increased profitability in the Company’s foreign locations.

The Company had a loss applicable to common stockholders of $1.5 million, or $(0.15) per common share on a fully diluted basis per share, for the three months ended September 30, 2007 as compared to a loss applicable to common stockholders of $1.9 million, or $(0.36) per common share on a fully diluted basis, for the same period of 2006.

Nine Months Ended September 30, 2007, Compared to Nine Months Ended September 30, 2006

Revenue for the first nine months of 2007 totaled $272.1 million as compared to $133.3 million for the same period of 2006, an increase of 104%. This increase in revenue is attributable primarily to the Company’s seismic data acquisition segment and the acquisition of Grant. For the first nine months of 2007, seismic data acquisition revenue totaled $264.0 million as compared to $128.7 million for the same period of 2006, an increase of 105%. This increase in seismic data acquisition revenue is primarily attributable to the Company’s acquisition of Grant, completed in September of 2006, improved contract terms, investment in additional crew capacity and continued strong demand for the Company’s services. Seismic data acquisition revenue for the first nine months of 2007 includes $123.1 million or 47% of total seismic data acquisition revenue from North America and $140.8 million or 53% of total seismic data acquisition revenue from International. Seismic data processing revenue totaled $8.2 million for the first nine months of 2007 as compared to $4.6 million for the same period of 2006, an increase of 78% due to increased demand for processing of seismic data combined with increased marketing efforts.

Operating expenses for the first nine months of 2007 totaled $216.6 million as compared to $109.5 million for the same period of 2006, an increase of 98%. This increase in operating expenses is primarily attributable to the Company’s seismic data acquisition segment. Seismic data acquisition operating expenses totaled $208.4 million for the first nine months of 2007 as compared to $103.4 million for the same period of 2006, an increase of 102%. Increased operating expenses at the Company’s seismic data acquisition segment are primarily the result of the acquisition of Grant and increased seismic data acquisition activity. Seismic data acquisition operating expenses for the first nine months of 2007 includes $99.3 million, or 48% of total seismic data acquisition operating expenses from North America, and $109.1 million or 52% of total seismic data acquisition operating expenses from International. Seismic data processing operating expenses totaled $8.2 million for the nine months ended September 30, 2007, as compared to $6.1 million for the same period of 2006, an increase of 34% due to increased activity.

Depreciation and amortization expense for the first nine months of 2007 totaled $24.1 million as compared to $7.2 million for the same period of 2006, resulting in an increase of $16.9 million or 235%. This is primarily attributable to depreciation expense resulting from the acquisition of Grant, additional capital equipment acquired and amortization of acquired intangibles with the Grant acquisition.

General and administrative expenses for the first nine months of 2007 were $26.7 million as compared to $10.5 million for the same period of 2006, an increase of 154%. This increase is primarily the result of the Company’s acquisition of Grant and the related general and administrative expenses acquired, salary expenses associated with increased personnel levels due to the Company’s overall growth, Sarbanes Oxley implementation costs, increased sales and administrative costs in the Company’s data processing segment, and increased bonus accruals due to higher activity levels under the Company’s incentive plans. In addition, the Company incurred $2.9 million in costs related to severances (including $2.6 million for the departure of the President and CEO) and data processing) reorganization costs incurred during the quarter.

Interest expense for the first nine months of 2007 increased by $5.8 million to $8.1 million as compared to $2.3 million for the same period of 2006. This increase is primarily due to interest incurred on the Notes. In addition, there was a $6.9 million loss on the redemption of the Notes which consisted of a $3.3 million premium and recognition of $3.6 million of unamortized finance costs.

Provision for income taxes was $2.1 million for the first nine months of 2007, compared to a provision of $1.8 million for the first nine months of 2006. The increase is due to increased profitability in the foreign locations.

The Company had a loss applicable to common stockholders of $11.8 million, or $(1.50) per common share on a fully diluted basis per share, for the nine months ended September 30, 2007 as compared to an income applicable to common stockholders of $2.0 million, or $0.34 per common share on a fully diluted basis, for the same period of 2006.

Liquidity and Capital Resources

The Company’s primary sources of cash are cash flow generated by its seismic data acquisition and seismic data processing segments, debt and equity transactions, use of its revolving credit facility, equipment financing and trade credit. The Company’s primary uses of cash are for operating expenses associated with its seismic data acquisition and seismic data processing segments and expenditures associated with upgrading and expanding the Company’s capital asset base. The Company’s ability to maintain adequate cash balances is dependent upon levels of future demand for the services it provides to its customers. Working capital may be significantly affected from period to period by equipment purchases that have not but will be paid for via drawdowns on long-term debt facilities, primarily our revolving credit facility, subsequent to the balance sheet date.

Net cash provided by operating activities was $24.9 million for the first nine months of 2007 compared to net cash used in operating activities $11.2 million for the first nine months of 2006. These amounts result from the Company’s operating results adjusted by changes in working capital. The increase in net cash provided by operating activities in the first nine months of 2007 was primarily the result of increased activity levels and recent additions of property, plant and equipment that resulted in higher accounts payable at September 30, 2007.

Net cash used in investing activities was $72.1 million for the first nine months of 2007 and $115.3 million for the first nine months of 2006. The decrease in net cash used in investing activities during the first nine months of 2007 was primarily the result of the impact of the acquisition of Grant in 2006 partially offset by increased investments in capital expenditures. In the first nine months of 2006, the Company invested $3.2 million in capital expenditures. In the first nine months of 2007, the Company invested $76.0 million in capital expenditures.

Net cash provided by financing activities was $36.8 million for the first nine months of 2007 as compared to $138.0 million for the first nine months of 2006. These totals represent the net proceeds and net payments either received or paid from the Company’s public equity offering and service of its debt obligations. The increase in net cash provided by financing activities in 2007 was primarily due to funds received from the issuance of common stock discussed below.

Common Stock

On February 1, 2007, the Company filed a registration statement on Form S-1, subsequently amended on April 27, 2007, contemplating an offering of up to 4,500,000 shares of its common stock. On May 11, 2007, the Company listed its common stock on the American Stock Exchange on May 15, 2007, and closed a public offering of 4,500,000 shares of its common stock at an offering price of $28.00 per share. The Company used the net proceeds of approximately $118 million from this offering to redeem all of its outstanding Floating Rates Notes (as discussed below) including, principal, premium and accrued interest, and the remaining net proceeds were used to repay a portion of its revolving credit facility and for general corporate purposes.

As part of the public offering pursuant to the Underwriting Agreement dated May 10, 2007, the Company and one of the Company’s stockholders granted to the underwriters the option to purchase up to 675,000 shares of common stock to cover over-allotments, exercisable for 30 days on the same terms as the shares under the equity offering. On June 13, 2007, the underwriters exercised their option and purchased 163,000 shares of the Company’s common stock, of which 65,207 were new shares issued by the Company and the remainder was sold by an existing shareholder. No dividends on common stock have been declared for any periods presented.

Floating Rate Notes

On December 15, 2006, the Company issued Floating Rate Notes (the “Notes”) in the principal amount of $110.0 million. Most of the net proceeds from such issuance were used to repay the Company’s $100.0 million senior loan and accrued interest incurred in connection with the Grant Acquisition and the remainder retained for general corporate purposes. Concurrently, the Company repaid the $55.0 million original principal amount subordinated loan, together with capitalized and accrued interest, by the issuance of 228,683 shares of the Company’s Series B Preferred Stock to the lenders.

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

On June 14, 2007, the Company redeemed all of its Notes at an aggregate redemption price of $113.3 million, which was equal to the outstanding principal amount of the Notes of $110.0 million plus a premium of $3.3 million, which was equal to 3% of the outstanding principal amount of the Notes, along with accrued, but unpaid interest to, but excluding, the redemption date. The Company recorded a loss on the redemption of the Notes of $6.9 million in the second quarter of 2007 which included the $3.3 million premium and $3.6 million of unamortized deferred financing costs.

Revolving Credit Lines

On June 12, 2006, the Company and four of its subsidiaries (collectively, the “Borrowers”) completed the closing of a credit facility under the terms of a Revolving Credit, Term Loan and Security Agreement (collectively, the “Credit Agreement”) dated as of June 8, 2006 with PNC Bank, National Association (“PNC”), as lender. Under the Credit Agreement, the Borrowers are liable for payment of the obligations under the Credit Agreement. The Credit Agreement made the following credit facilities available to the Company, subject to the terms and conditions set forth in the Credit Agreement: (i) a $12.0 million term credit facility, the proceeds of which were used primarily to pay off all of the obligations of the Company and its subsidiaries to HSBC Bank Canada, and (ii) a $12.0 million revolving credit facility. The Borrowers pledged as security the assets of the Company to PNC. The Credit Agreement contains certain restrictive covenants limiting the Company’s ability to incur additional debt and purchase additional assets. On September 8, 2006, the $12.0 million term credit facility had a balance of $11.6 million outstanding and was fully paid off and no amounts were outstanding under the revolving credit facility.

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

On May 24, 2007, the Company and its principal subsidiaries further amended the Credit Agreement with PNC to reflect: (i) conversion of the current capital expenditure loans to revolving loans and (ii) a $60 million revolving credit facility (the “Revolver”) maturing May 24, 2012. The financial covenants for the credit facility are as follows: the Company must maintain (i) a net worth (defined as assets less liabilities in accordance with generally accepted accounting principles in the United States of America) of not less than $175 million and (ii) a fixed charge coverage ratio of not less than 1.10 to 1.0. Other covenants include: no mergers or sale of assets without reinvestment, no conflicting liens on the collateral, no guarantees of other indebtedness, investments are permitted as to only specified forms of investments, capital expenditures are limited to $110 million for calendar year 2007, and $50 million for calendar year 2008 and beyond, no dividends other than dividends on preferred stock provided that there is no default or event of default and no event of default shall occur as a result, no additional indebtedness except as permitted by the credit facility, no changes in business activities, no changes in constituent documents, no prepayment of debt except under certain circumstances no material adverse change, and no change of control. Additionally, at the Company’s option, a $10 million accordion feature was included which was exercised and became effective October 12, 2007. The exercise of the accordion feature increased the limit on the Revolver from $60 million to $70 million. The amount available to borrow under the Revolver is dependent upon the calculation of a monthly borrowing base that is composed of eligible accounts receivables and eligible fixed assets. The borrowing base can fluctuate from time to time due to fluctuations in accounts receivable balances. Additionally, a portion of the borrowing base is composed of eligible fixed assets. At this time, the amount of the borrowing base determined by eligible fixed assets is a maximum of $45 million. On the first anniversary of this amendment, the maximum of $45 million will be reduced by $750,000 per month. The reduction in the fixed asset component of the borrowing base does not reduce the overall $70 million limit on the Revolver, only the amount available from eligible fixed assets towards the borrowing base.

Based on the Company’s borrowing base at September 30, 2007, the Company had available credit under this facility of $25.4 million reduced by standby letters of credit totaling $1 million issued by PNC under the revolver. At September 30, 2007, the Company had a balance of approximately $30.8 million drawn under the Revolver. Amounts available to be drawn under the Revolver are subject to borrowing base limitations; therefore, the Company may not always have access to the maximum amount.

On November 13, 2007, the Company and its principal subsidiaries further amended the Credit Agreement with PNC to, among other things, limit the possibility of an event of default due to a material adverse change, to periods when the Company has undrawn availability (defined as amount outstanding under Revolver plus cash balance minus accounts payable over 60 days less borrowing base) of less than $6 million.

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

On April 23, 2007, the Company entered into an amendment and received a waiver on the CIT lease for exceeding the fixed charge coverage ratio as defined in the equipment lease dated July 25, 2006 and measured for the fiscal year ending December 31, 2006. The amendment redefined the fixed charge coverage ratio calculation to be consistent with the amended PNC credit facility dated December 15, 2006, discussed above.

On August 8, 2007, the Company entered into a third amendment of the CIT lease to redefine net worth, fixed charge coverage ratio and fixed charge measurement period to be consistent with the amended PNC credit facility dated May 24, 2007.

On November 8, 2007, the Company entered into an additional capital lease facility with CIT Equipment/Financing, Inc. with a commitment of $25 million. The Company is able to fund the purchase of equipment by executing equipment schedules. The equipment schedules typically have a term of 36 months, but for equipment with a MACRS life greater 5 years, the lease term can be up to 48 months. The interest rate is based on the three (3) or four (4) year swap rate reported by the Federal Reserve plus 325 basis points or 3.25%. Initially the Company has executed four (4) equipment schedules totaling approximately $16 million with an interest rate of 7.72% and monthly payments totaling approximately $0.5 million.

Other

From time to time, various of the Company’s foreign branches and subsidiaries utilize local bank overdraft facilities, and/or lines of credit to fund working capital requirements. At September 30, 2007, $1.5 million was outstanding under these agreements.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements for the first nine months ended September 30, 2007 that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential for change in the fair value of debt instruments resulting from an adverse movement in interest rates. As of September 30, 2007, the Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable. The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair market value due to the short maturity of those instruments. The carrying amount of debt reported in the consolidated balance sheets approximate fair value because, in general, the interest on the underlying instruments approximates market rates. The Company is not a party to any hedge arrangements, commodity swap agreement or other derivative financial instruments. The Company’s seismic data acquisition and seismic data processing segments utilize foreign subsidiaries and branches to conduct operations outside of the United States. These operations expose the Company to market risks from changes in foreign exchange rates. With the acquisition of Grant, the Company has increased its exposure to these market risks with the addition of significant international operations.

Item 4.                        Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company has performed an evaluation of the design, operation and effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2007. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that such disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in its reports filed or submitted under the Exchange Act within the required time period.

Beginning with the fiscal year ending December 31, 2007, the Company will be required by Section 404 of the Sarbanes-Oxley Act of 2002 to include an internal control report of management with its Annual Report on Form 10-K. The internal control report must contain: (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting; (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of the Company’s internal control over financial reporting; (3) management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of the end of the most recent fiscal year, including a statement as to whether or not the Company’s internal control over financial reporting is effective; and (4) a statement that the Company’s independent registered public accountants have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

In order to achieve compliance with Section 404 within the prescribed period, management has begun to assess the adequacy of the Company’s internal control over financial reporting, remediate any design gaps and control deficiencies or weaknesses that may be identified, and implement a continuous reporting and improvement process for internal control over financial reporting. The Company expects to continue to make changes in its internal control over financial reporting during the periods prior to December 31, 2007, in connection with its Section 404 compliance efforts.

There have not been any changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the first nine months ended September 30, 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting, except for changes in the third quarter of 2007 as noted below.

At the direction of the Board of Directors and the Audit Committee, the Company has invested and continues to invest a significant amount of time and resources to strengthen its control environment. The Company is committed to instilling strong internal control policies and procedures and ensuring that the “tone at the top” fully supports accuracy and completeness in all financial reporting. In support of this position, management continues to have open dialogue and communication with the Audit Committee on matters to improve the design and effectiveness of the Company’s internal control over financial reporting for both organizational and process-focused initiatives.

The Company has begun the process of implementing measures related to enhancing documentation of policies, controls and procedures.

The Company has enhanced the corporate accounting and reporting functions in the third quarter of 2007 by creating and filling two new key positions of Tax Director and Internal Audit Manager with professionals highly experienced in their respective areas of expertise.

The Company believes that the measures taken to date and planned for the future will further improve both the effectiveness and efficiency of its internal control over financial reporting. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

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

None.

Item 3.                      Defaults Upon Senior Securities

None.

Item 4.                      Submission of Matters to a Vote of Security Holders

On July 11, 2007, the Company held its 2007 Annual Meeting of Stockholders.  The total outstanding securities eligible to vote were 12,413,043 shares, which consisted of (i) 10,080,493 shares of Common Stock, $0.01 par value, and (ii) 2,332,550 shares of Common Stock issuable upon the conversion of 233,255 shares of Series B Senior Convertible Preferred Shares, $10.00 par value, voting together as a single class.  The stockholders were asked to take the following actions:

1.                Elect seven directors to Geokinetics’ seven-member Board of Directors, each to hold office for a term of one year;

2.                Approve the adoption of the Company’s 2007 Stock Awards Plan; and

3.                Approve the appointment of UHY LLP as the Company’s independent public accountants.

PROPOSAL 1—ELECTION OF DIRECTORS

The following incumbent directors stood for re-election:

Name	Position	Director Since
William R. Ziegler	Chairman (non-executive) (since February 2, 1999 and Director)	1997
David A. Johnson	President, Chief Executive Officer and Director	2003
Christopher M. Harte	Director	1997
Steven A. Webster	Director	1997
Gary M. Pittman	Director	2006
Robert L. Cabes, Jr.	Director	2006
Christopher D. Strong	Director	2007

The results of the vote were as follows:

Name	For	Withheld
William R. Ziegler	8,945,035	1,946,453
David A. Johnson	9,323,457	1,568,031
Christopher M. Harte	9,323,805	1,567,683
Steven A. Webster	10,403,886	487,602
Gary M. Pittman	9,302,224	1,589,264
Robert L. Cabes, Jr.	10,764,406	127,082
Christopher D. Strong	10,764,406	127,082

Subsequent to the most recent meeting of stockholders, David A. Johnson resigned from the Board of Directors effective August 15, 2007 and Richard F. Miles was appointed to the Board of Directors effective September 21, 2007. Mr. Miles will stand for re-election at the 2008 Annual Meeting of stockholders.

PROPOSAL 2—APPROVAL OF ADOPTION OF 2007 STOCK AWARDS PLAN

On May 23, 2007, the Compensation Committee of the Geokinetics’ Board of Directors adopted the 2007 Stock Awards Plan with a total of 750,000 shares initially reserved for issuance, subject to stockholder approval.

The results of the vote were as follows:

For	Against	Abstain
7,225,053	2,479,412	3,101

PROPOSAL 3—APPROVAL OF THE APPOINTMENT OF INDEPENDENT PUBLIC ACCOUNTANTS

Subject to stockholder approval, the Board appointed the firm of UHY LLP, independent certified public accountants, to examine the Company’s consolidated financial statements for the fiscal year ending December 31, 2007.

The results of the vote were as follows:

For	Against	Abstain
10,889,923	1,173	394

Item 5.        Other Information

None.

Item 6.                      Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, filed herewith.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOKINETICS INC.
Date: November 14, 2007	/s/ RICHARD F. MILES
Richard F. Miles
President and Chief Executive Officer
Date: November 14, 2007	/s/ SCOTT A. MCCURDY
Scott A. McCurdy
Vice President and Chief Financial Officer