Form 10-K
period 2007-12-31
GEOKINETICS INC
filed 2008-03-12
CIK 314606

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33460

GEOKINETICS INC.
(Exact name of registrant as specified in its charter)

Delaware	94-1690082
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1500 City West Blvd. Suite 800 Houston, Texas	77042
(Address of principal executive offices)	(Zip Code)

(Telephone Number) (713) 850-7600

(Internet Website) www.geokinetics.com

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a small reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant.

         Aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2007, computed by reference to the closing sale price of the registrant's common stock on the American Stock Exchange on such date: $153.5 million.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Common Stock, par value $0.01 per share. Shares outstanding on March 7, 2008: 10,320,182 shares

Documents Incorporated by Reference

         Portions of the definitive proxy statement for the Registrant's Annual Meeting of Stockholders to be held on July 30, 2008, which the Registrant expects to file with the Securities and Exchange Commission within 120 days after December 31, 2007, are incorporated by reference into Part III of this report.

GEOKINETICS INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

TABLE OF CONTENTS

PART I

Item 1.    Business

Forward Looking Statements

        Certain matters discussed in this report, except for historical information contained herein, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). When used in this report, words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects," and similar expressions, as they relate to the Company or management, identify forward-looking statements. Forward-looking statements include but are not limited to statements about business outlook for the year, backlog and bid activity, business strategy, and related financial performance and statements with respect to future benefits. These statements are based on certain assumptions made by the Company based on management's experience and perception of historical trends, industry conditions, market position, future operations, profitability, liquidity, backlog, capital resources and other factors believed to be appropriate. Management's expectations and assumptions regarding Company operations and other anticipated future developments are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. These include risks relating to financial performance and results, job delays or cancellations, impact from severe weather conditions and other important factors that could cause actual results to differ materially from those projected, or backlog not to be completed. Backlog consists of written orders and estimates of the Company's services which the Company believes to be firm, however, in many instances, the contracts are cancelable by customers so the Company may never realize some or all of its backlog, which may lead to lower than expected financial performance. Although the Company believes that the expectations reflected in such statements are reasonable, the Company can give no assurance that such expectations will be correct. All of the Company's forward- looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements. In addition, the Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.

Current Business Operations

        Geokinetics Inc. ("Geokinetics" or collectively with its subsidiaries, the "Company"), incorporated in Delaware in January 1980, is based in Houston, Texas. Through equipment purchases, two major strategic acquisitions since December 2005, and the completion of a public equity offering and multiple debt financing transactions, the Company has transformed itself into an experienced full-service, global provider of seismic data acquisition services complemented by seismic data processing and interpretation services. As an acknowledged leader in land, marsh, swamp, transition zone and shallow water ocean bottom cable ("OBC") environments to the oil and natural gas industry, the Company has the capacity to generally operate up to 23 seismic crews worldwide and the ability to process seismic data collected throughout the world. Crew count, configuration and location can change depending upon industry demand and requirements.

        The Company provides a suite of geophysical services including both three-dimensional ("3D") and two-dimensional ("2D") seismic data surveys, data processing and interpretation services and other geophysical services for customers in the oil and natural gas industry, which include many national oil companies, major international oil companies and smaller independent E&P companies in the Gulf Coast, Mid-Continent, California, Appalachian and Rocky Mountain regions of the United States, Western Canada, Canadian Arctic, Central and South America, Africa, the Middle East, Australia/New Zealand and the Far East. Seismic data is used by oil and natural gas exploration and production ("E&P") companies to identify and analyze drilling prospects and maximize successful drilling. In addition, the Company performs work for seismic data library companies that acquire seismic data to license to E&P companies rather than for their own use. For the years ended December 31, 2007, 2006 and 2005, the Company generated total revenues of $357.7 million, $225.2 million and $62.2 million, respectively.

Industry Overview

        Seismic surveys enable oil and natural gas companies to determine whether subsurface conditions are favorable for finding oil and natural gas accumulations and to determine the size and structure of previously identified oil and natural gas fields. Seismic surveys consist of the acquisition and processing 2D and 3D seismic data, which is used to produce computer-generated, graphic cross-sections, maps and 3D images of the subsurface. These resulting images are then analyzed and interpreted by geophysicists and are used by oil and natural gas companies to acquire prospective oil and natural gas drilling rights, select drilling locations on exploratory prospects and manage and develop producing reservoirs.

        Seismic data is acquired by crews operating in land, transition zone and marine environments. Seismic data is generated by the propagation of sound waves near the earth's surface by controlled sources, such as dynamite or vibration equipment. The waves radiate into the earth and are reflected back to the surface and collected by data collection devices known in the industry as "geophones." Multiple geophones are strategically positioned, according to client requirements, and connected as a single recording channel to acquire data. This data is then input into a specialized data processing system that enhances the recorded signal by reducing noise and distortion, improving resolution and arranging the input data to produce an image of the subsurface. 3D seismic surveys collect far more information and generate significantly greater detail of the underlying reservoirs than historically used seismic methods, in particular 2D surveys.

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

        The Company believes the following long-term industry fundamentals should benefit the Company's operations:

  •
  Global energy demand growth.  Increases in the demand for oil and gas around the world, particularly in China and India, is generating increased energy demand and leading to higher energy prices and increased exploration and production efforts.

  •
  E&P capital spending.  The need to replace depleting reserves should encourage capital expenditures by the Company's clients in exploration and production, which the Company expects will benefit the seismic services industry. E&P companies, including the national oil companies in certain countries, are under pressure to increase or replenish reserves and are looking to unconventional resource plays, transition zones, international locations and the optimization of current reserves with new technology. Seismic data acquisition services are a key component of E&P companies' capital expenditure programs.

  •
  Technological development.  The application and utilization of seismic services have considerably increased over the last several years as a result of significant technological advancements, such as the move from 2D to 3D and single-component to multi-component seismic data recording and processing. Seismic services can now be applied to the entire sequence of exploration, development and production, as opposed to exploration only, allowing for a greater range of use for the Company's services. In addition, surveys previously shot 2D or single-component are often being reshot with newer techniques to give greater clarity to the subsurface.

  •
  Improved economics due to higher oil and natural gas prices.  Sustained higher oil and natural gas prices and reserve replenishment requirements have increased the demand for seismic data as operators seek to re-evaluate and review prospective fields or other geological environments that were previously uneconomical to develop.

        Beginning in the late 1980s, the Company believes a significant shift occurred in the North American seismic data acquisition market from a market which had been predominantly driven by proprietary seismic surveys to a market driven by speculative ("spec") surveys (including multi-client surveys). This change began with marine or offshore seismic surveys, but eventually began to significantly impact land seismic surveys. The major difference between a proprietary survey and a spec survey is the seismic data acquired from a proprietary survey is owned exclusively by the customer, while seismic data acquired from a spec survey is owned by the contractor and can be resold to other customers. The Company does not conduct seismic spec surveys for its own account for later resale of the acquired data. The reduced cost which customers generally enjoy from participating in a spec survey typically offsets the loss of exclusive seismic data ownership. This fact and the general industry perception that seismic data acquisition is a "commodity" business have been reasons for the significant expansion in the use of spec surveys during that period. Most exploration companies use processing, interpretation or other in-house technology as a means of differentiation rather than acquired seismic data. The Company's results have reflected this trend.

        From 2004 to 2006, the Company saw a significant change in the mix of surveys it acquired for its clients with an increasing percentage of revenue (from about 52% to over 75% of total data acquisition revenue) generated from the performance of proprietary surveys. This trend continued in 2007 and the Company generated approximately 82% of its total data acquisition revenues from proprietary surveys. It remains unclear as to how long this movement back to proprietary surveys will continue. The Company believes the increased demand for proprietary surveys is indicative of the continuing improvement in the overall condition of the seismic survey industry. Should this trend reverse, and given the Company's strong relationships with it's clients that perform spec surveys, the percentage of revenues from spec surveys would likely increase.

        Demand for the Company's seismic data acquisition services has continuously improved since the early to mid 2000's, with gross margins increasing somewhat. This trend has continued through 2007 and the Company expects this increased demand to carry forward through 2008. Overall demand has significantly increased and the Company is seeing increased improvement in margins, especially internationally, given that contract terms have improved and the average job size has increased substantially.

        Likewise, overall demand for the complementary services provided by the Company's seismic data processing and interpretation segment is also increasing. During 2007, the Company invested in and improved its computing infrastructure and as a result, has recently seen the results from its seismic data processing segment improve slightly.

Business Segments

        The Company is organized into three reportable segments: North American (which includes Canada) seismic data acquisition, International seismic data acquisition and data processing and interpretation. The Company's North American seismic data acquisition services represented 47%, 72%, and 94%, International seismic data acquisition services represented 50%, 25%, and 0%, and data processing and interpretation services represented 3%, 3%, and 6% of total revenues in 2007, 2006, and 2005, respectively.

Seismic Data Acquisition Services

        The Company's seismic data acquisition operations are conducted primarily by three wholly-owned subsidiaries: Geokinetics USA, Inc. (formerly Quantum Geophysical, Inc.) ("Quantum"), Geokinetics Exploration, Inc. (formerly Trace Energy Services, Ltd.) ("Trace") and Geokinetics International Holdings Inc. (formerly Grant Geophysical, Inc.) ("Grant"). Quantum was established in 1997, Trace was acquired in December 2005 and Grant was acquired in September 2006. The Company engages in seismic data acquisition services in land, transition zone and shallow water environments on a contract basis for its customers. The Company's equipment is capable of collecting 2D, 3D and multi-component seismic data. The Company has a combined recording capacity in excess of 108,000 channels that can be configured to operate up to 23 crews worldwide. Most of the Company's seismic data acquisition services involve 3D surveys. The crews are scalable and specially configured for each project; the number of individuals on each crew is dependent upon the size and nature of the seismic survey requested by the customer.

        On a typical North American land seismic survey, the seismic recording crew is supported by a surveying crew and a drilling crew. The surveying crew lays out the line locations to be recorded and identifies the sites for shot-hole placement. The drilling crew creates the holes for the explosive charges that produce the necessary acoustical impulse. A mechanical vibrating unit is used in areas where explosives are not utilized. The seismic crew lays out the geophones and recording instruments, directs shooting operations and records the acoustical signal reflected from subsurface strata. In the United States and Canada, the survey crew and drill crew are typically provided by third parties and supervised by the Company's personnel. Outside the United States and Canada, the Company performs its own surveying and drilling. A fully staffed seismic land crew typically consists of at least one party manager, observer, head linesman and crew laborers. The number of individuals on each crew is dependent upon the size and nature of the seismic survey requested by the customer but can be extensive in certain parts of the world. A typical international land crew maybe up to ten times the size of a typical North American land crew. The Company uses helicopters to assist the crews in seismic data acquisition services in circumstances where such use will reduce overall costs and improve productivity.

        The Company's contracts currently provide that the seismic data acquired by the Company is the exclusive property of the customer. For the years ended December 31, 2007, 2006 and 2005, seismic data acquisition services generated revenues of $346.8 million, $218.0 million, and $58.2 million, respectively. Of these segment revenues, for the year ended December 31, 2007, North American operations accounted for 48% and international operations accounted for 52%.

        Seismic data acquisition services contracts, whether bid or negotiated, provide for payment on either a turnkey or term (also referred to as "day-rate") basis, or on a combination of both methods. A turnkey contract provides for a fixed fee to be paid per square mile of data acquired. Such a contract causes the Company to bear varying degrees of business interruption caused by weather delays and other hazards. The Company's seismic data acquisition services are performed outdoors and are therefore subject to seasonality. Shorter winter days and adverse weather negatively impact the Company's ability to provide services in certain regions. Term contracts provide for payments based on agreed rates per units of time, which may be expressed in periods ranging from days to months. This type of contract causes the customer to bear substantially all of the business interruption risks. When a combination of both turnkey and term methods is used, the risk of business interruption is shared by the Company and the customer. In either case, progress payments are usually required unless it is expected the job can be accomplished in a short period. Previously, the Company's contracts for seismic data acquisition services have been predominantly turnkey contracts. Currently, the Company has several term contracts although the majority of work performed in 2007 was under turnkey contracts.

Seismic Data Processing

        The Company also provides a full suite of onshore and offshore proprietary seismic data processing and interpretation products and services to complement its data acquisition services. The Company's seismic data processing operations are conducted by Geokinetics Processing, Inc. (formerly Geophysical Development Corporation) ("GDC"), a wholly-owned subsidiary. GDC, which was founded in 1981 to provide geophysical processing, interpretation, software and consultation services to the oil and gas industry, was acquired by the Company in April 1998. In August 2003, the Company established Geokinetics Processing UK, Ltd. (formerly GDC UK Limited) ("GDC UK"), located in the United Kingdom. Seismic data processing services accounted for $10.8 million, $7.2 million and $4.0 million, or 3%, 3% and 6%, respectively, of the Company's overall revenue for 2007, 2006 and 2005.

        Seismic data is processed to produce an image of the earth's subsurface using proprietary computer software and internally developed techniques. The Company's seismic data processing and interpretation centers in the United States and the United Kingdom process 2D and 3D seismic data acquired by the Company's own crews as well as data acquired by other seismic data acquisition companies. The Company's expansion into the United Kingdom in 2003 facilitated the penetration of a wider range of geographic markets, provided access to worldwide technology trends and strengthened the Company's overall seismic and management expertise. A majority of the Company's seismic data processing and interpretation services are performed on 3D seismic data. The Company also re-processes older seismic data using new techniques designed to enhance the quality of the data. Substantially all of the Company's data processing services contracts are on a turnkey basis.

        The seismic data processing services industry is highly technical and the technological requirements for the acquisition and processing of seismic data have increased continuously over time. Thus, the Company must continually take steps to ensure that the Company's technological capabilities are comparable or superior to those of its competitors, whether through continuing research and development, strategic alliances with equipment manufacturers or acquisitions of technology through licenses from others. The Company has introduced several technological innovations that have become industry-standard products in the seismic data processing business, including its proprietary amplitude variation with offset (AVO) reflectivity process. Since 2005, the Company has made significant investments to upgrade its technology in the areas of pre-stack time and depth imaging, multi-component and four-dimensional ("4D") seismic data processing through technology joint ventures and proprietary developments. The Company's Gulf of Mexico well log database and rock properties database continue to be unique products offered in the seismic data processing and interpretation services area. The Company actively markets its seismic data processing and interpretation services in conjunction with its seismic data acquisition services to enhance total value provided to the Company's customers. The Company did incur losses of $(1.5) million in 2007 in this segment, inclusive of $0.6 million of severance and reorganization costs, and, while the Company expects improvement from this segment in 2008, there can be no assurance that it will not continue to generate losses.

Marketing

        The Company's seismic data acquisition services and seismic data processing and interpretation services are marketed from various offices around the world, including the corporate headquarters in Houston, Texas. In addition, the Company maintains offices in Canada, Central and South America, Europe, the Middle East, Australia, Asia and the Far East from which the Company markets and/or performs services.

        While the Company relies upon the utilization of its personnel to make sales calls, the Company receives a significant amount of work through word-of-mouth referrals, repeat customer sales, its industry reputation and the experience and skills of its personnel.

        Seismic data acquisition services and seismic data processing and interpretation services contracts are obtained either through competitive bidding in response to invitations to bid, or by direct negotiation with a prospective customer. A significant portion of the Company's contracts result from competitive bidding. Contracts are generally denominated in U.S. dollars and are awarded primarily on the basis of price, experience, availability, technological expertise and reputation for dependability and safety.

Customers

        For the year ended December 31, 2007, the Company's top ten customers were Petrobras, Seismic Assistants, Inc. ("SAI"), Occidental, International Egyptian Oil Company ("IEOC"), Gulf of Suez Petroleum ("GUPCO"), EOG Resources, Seismic Exchange, Inc ("SEI"), Seitel, British Gas, and Gordy Oil. Because of the nature of the Company's contracts and customers' projects, the Company's largest customers can change from year to year and the largest customers in any year may not be indicative of the largest customers in any subsequent year.

Backlog

        At December 31, 2007, the Company estimated its total backlog of commitments for services was approximately $411.3 million compared to estimated total backlog of commitments of approximately $311.3 million at December 31, 2006. Backlog at December 31, 2007 included $238 million from International Operations and $173 million from North American Operations, including $155 million in the United States. It is anticipated that the majority of the backlog at December 31, 2007, will be completed in 2008 with the remaining amount to be completed in 2009 and 2010. This backlog consists of written orders or commitments believed to be firm. Contracts for services are occasionally varied or modified by mutual consent and in many instances may be cancelled by the customer on short notice without penalty. As a result, the Company's backlog as of any particular date may not be indicative of the Company's actual operating results for any succeeding fiscal period.

Competition

        The acquisition and processing of seismic data for the oil and natural gas industry are highly competitive businesses. Competition is based on the type and capability of equipment used to conduct seismic surveys and the availability of such equipment. In addition to these factors, price, experience, availability, technological expertise and dependability of a crew significantly affect a potential customer's decision to award a contract to the Company or one of the Company's competitors. The Company believes some of its competitors have more extensive and diversified operations and also have financial, operating and other resources substantially in excess of those available to the Company.

        The Company's principal competitors in the seismic data acquisition services segment include Bureau of Geophysical Prospecting ("BGP"), WesternGeco, Compagnie Générale de Géophysique-Veritas ("CGV"), Dawson Geophysical Company, Petroleum Geo-Services ASA ("PGS"), Tidelands Geophysical Company and Global Geophysical, Inc. In addition, in the international markets in which the Company operates, the Company competes with various smaller local competitors. The Company's principal competitors in the seismic data processing services segment include CGV, PGS, Geotrace Technologies, Inc., GX Technology Corporation, WesternGeco and a number of smaller companies.

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

        The Company's Quality, Health, Safety and Environmental (QHSE) department is generally responsible for the Company meeting and remaining in compliance with certain regulatory requirements. The Company has QHSE Advisors who maintain and administer the Quality, Health, Safety and Environmental programs for its field personnel. The costs of acquiring permits and remaining in compliance with environmental laws and regulations, title research, environmental studies, archeological surveys and cultured resource surveys are generally borne by the Company's customers.

        Although the costs of complying with applicable laws and regulations have historically not been material, the changing nature of such laws and regulations makes it impossible to predict the cost or impact of such laws and regulations on the Company's future operations.

Research and Development

        The Company relies on certain proprietary information, proprietary software, trade secrets and confidentiality and licensing agreements to conduct its current operations. The Company's future success will depend, in part, on its ability to maintain and preserve its intellectual property, without infringing on the rights of any third parties. There can be no assurance that the Company will be successful in protecting its intellectual property or that its competitors will not develop technologies that are substantially equivalent or superior to the Company's technologies. The Company is continuously working to improve its technology and operating techniques, primarily through on-the-job learning and advancement. The Company did not have a formal company-wide research and development program in place during the periods presented.

Employees

        At December 31, 2007, the Company had approximately 3,200 employees, all of which were full-time employees. None of the Company's employees are a party to a collective bargaining agreement. The Company considers relations with its employees to be good.

Recent Developments

Company Reorganization

        On August 15, 2007, David A. Johnson resigned as President, Chief Executive Officer and Director of the Company. The Company incurred a $2.6 million before and after-tax charge related to Mr. Johnson's resignation which includes $1.4 million severance payment payable over the two-year period beginning September 1, 2007, in accordance with the terms of his employment agreement dated March 8, 2007, and the accelerated vesting of nonqualified stock options and time-vested restricted shares awarded to Mr. Johnson.

        Richard F. Miles, the former Chief Operating Officer, was appointed President and Chief Executive Officer, effective August 15, 2007. Mr. Miles did not execute a new employment agreement and the terms of his employment agreement dated July 13, 2006, remain in effect. Mr. Miles was subsequently appointed to the Board of Directors of the Company effective September 21, 2007.

        In September 2007, some positions were eliminated as part of the Company's reorganization of its data processing segment and the Company incurred a $0.6 million before and after-tax charge related to severance costs.

Public Equity Offering and Exchange Listing

        On May 11, 2007, the Company listed its common stock on the American Stock Exchange ("AMEX") and on May 15, 2007, closed a public offering of 4,500,000 shares of its common stock at an offering price of $28.00 per share. The Company used the net proceeds from this offering to redeem all of its outstanding floating rate notes ("Notes"), and the remaining net proceeds were used to repay a portion of its revolving credit facility and for general corporate purposes. As part of the public equity offering pursuant to the Underwriting Agreement dated May 10, 2007, the Company and one of the Company's stockholders granted to the underwriters the option to purchase up to 675,000 shares of common stock to cover over-allotments, exercisable for 30 days on the same terms as the shares under the equity offering. On June 13, 2007, the underwriters exercised their option and purchased 163,000 shares of the Company's common stock, of which 65,207 were new shares issued by the Company and the remainder were sold by an existing shareholder.

Floating Rate Notes

        On December 15, 2006, the Company issued Notes in the principal amount of $110.0 million, which were to mature on December 15, 2012. Most of the net proceeds from such issuance were used to repay the Company's $100.0 million senior loan and accrued interest incurred in connection with the Grant Acquisition and the remainder was retained for general corporate purposes. Concurrently, the Company repaid the $55.0 million original principal amount subordinated loan, together with capitalized and accrued interest, by the issuance of 228,683 shares of the Company's Series B Preferred Stock to the lenders.

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

Revolving Credit Facilities

        On December 15, 2006, the Company and its principal North American subsidiaries entered into an Amended and Restated Credit and Security Agreement (the "PNC Credit Agreement") dated December 15, 2006, with PNC. Under the PNC Credit Agreement, PNC agreed to make the following credit facilities available, subject to the terms and conditions set forth in the PNC Credit Agreement: (i) a $14.5 million revolving credit facility and (ii) a $6.5 million capital expenditures facility.

        On May 24, 2007, the Company and its principal subsidiaries further amended the Credit Agreement with PNC to reflect: (i) conversion of the current capital expenditure loans to revolving loans and (ii) a $60.0 million revolving credit facility (the "Revolver") maturing May 24, 2012. The financial covenants for the credit facility are as follows: the Company must maintain (i) a net worth (defined as assets less liabilities in accordance with generally accepted accounting principles in the United States of America) of not less than $175.0 million and (ii) a fixed charge coverage ratio of not less than 1.10 to 1.0. Other covenants include: no mergers or sale of assets without reinvestment, no conflicting liens on the collateral, no guarantees of other indebtedness, investments are permitted as to only specified forms of investments, capital expenditures are limited to $110.0 million for calendar year 2007, and $50.0 million for calendar year 2008 and beyond, no dividends other than dividends on preferred stock provided that there is no default or event of default and no event of default shall occur as a result, no additional indebtedness except as permitted by the credit facility, no changes in business activities, no changes in constituent documents, no prepayment of debt except under certain circumstances, no material adverse change and no change of control. Additionally, at the Company's option, a $10.0 million accordion feature was included which was exercised and became effective October 12, 2007. The exercise of the accordion feature increased the limit on the Revolver from $60.0 million to $70.0 million. The amount available to borrow under the Revolver is dependent upon the calculation of a monthly borrowing base that is composed of eligible accounts receivables and eligible fixed assets. The borrowing base can fluctuate from time to time due to fluctuations in accounts receivable balances. Additionally, a portion of the borrowing base is composed of eligible fixed assets. At this time, the amount of the borrowing base determined by eligible fixed assets is a maximum of $45.0 million. On the first anniversary of this amendment, the maximum of $45.0 million will be reduced by $750,000 per month. The reduction in the fixed asset component of the borrowing base does not reduce the overall $70.0 million limit on the Revolver, only the amount available from eligible fixed assets towards the borrowing base.

        On November 13, 2007, the Company and its principal subsidiaries further amended the Credit Agreement with PNC to, among other things, limit the possibility of an event of default due to a material adverse change, to periods when the Company has undrawn availability (defined as amount outstanding under Revolver plus cash balance minus accounts payable over 60 days less borrowing base) of less than $6.0 million. The rate of the PNC facility is currently the prime rate.

Capital Lease Obligations

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

        On August 8, 2007, the Company entered into a third amendment on the CIT lease to redefine net worth, fixed coverage charge ratio and fixed charge measurement period to be consistent with the amended PNC credit facility dated May 24, 2007.

        On November 8, 2007, the Company entered into a new capital lease facility with CIT Equipment/Financing, Inc. with a commitment of $25.0 million. The Company is able to fund the purchase of equipment by executing equipment schedules. The equipment schedules typically have a term of 36 months, but for equipment with a MACRS tax life greater than five (5) years, the lease term can be up to 48 months. The interest rate is based on the three or four year swap rate reported by the Federal Reserve plus 325 basis points or 3.25%.

Available Information

        All of the Company's reports and materials filed with the SEC, are available free of charge through its website, http://www.geokinetics.com, as soon as reasonably practical, after the Company has electronically filed such material with the SEC. Information about the Company's Board Members, Board's Standing Committee Charters, and Code of Business Conduct and Ethics are also available, free of charge, through the Company's website. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, available at http://www.sec.gov.

Item 1A.    Risk Factors

        The following risk factors, which are not all-inclusive, should be carefully considered, together with all of the other information included in this Form 10-K, including the Company's financial statements and related notes, in evaluating the Company. Other factors not specifically discussed in this report may also have a material adverse affect on the Company's results. If any of the following risks were actually to occur, the Company's business, financial condition or results of operations could be materially adversely affected.

The Company depends on capital expenditures by the oil and natural gas industry, and the decline in the price of oil and natural gas or decreases in the level of such expenditures could adversely affect the Company's operations.

        Demand for the Company's services depends upon the spending levels established by oil and natural gas companies for exploration, development, exploitation, and production of oil and natural gas. These activities depend in part on the prices of oil and natural gas. Fluctuations in these oil and natural gas activities and prices are beyond the Company's control, can adversely affect the results of the Company's operations, and have done so in the past.

        The oil and natural gas business is fundamentally a commodity business and operations and earnings may be significantly affected by changes in oil and natural gas prices. Oil and natural gas prices in turn depend on local, regional and global events or conditions that affect supply and demand for the relevant commodity. These events or conditions are generally not predictable and include, among other things:

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

        Downturns in the oil and natural gas industry have in the past, and may in the future, adversely affect the Company's results of operations and financial condition.

The seismic data acquisition services industry is capital intensive and sources of cash to finance the Company's capital expenditures may not always be available.

        Seismic data acquisition equipment is continually being improved with new technology. In order to remain competitive, the Company must continue to invest additional capital to maintain, upgrade and expand its seismic data acquisition capabilities. Seismic data acquisition equipment is expensive and the Company's ability to operate and expand its business operations is dependent upon the availability of internally generated cash flow and financing alternatives. Such financing may consist of bank or commercial debt, equity or debt securities or any combination thereof. There can be no assurance that the Company will be successful in obtaining sufficient capital to upgrade and expand its current operations through cash from operations or additional financing or other transactions if and when required on terms acceptable to the Company. Due to the uncertainties surrounding the changing market for seismic services, increases in capital and technological requirements, and other matters associated with the Company's operations, the Company is unable to estimate the amount or terms of any financing that the Company may need to acquire, upgrade and maintain seismic equipment. If the Company is unable to obtain such financing, if and when needed, the Company may be forced to curtail its business objectives, and to finance its business activities with only such internally generated funds as may then be available.

The Company's seismic data acquisition services are often conducted in extreme weather, in difficult terrain and marine environments. As a result, these operations are subject to risks of injury to Company personnel and loss of seismic data acquisition equipment and operating in these environments can adversely affect the Company's profitability.

        The Company operates outdoors in difficult terrain and marine environments, including mountainous areas and transition zones such as beaches, swamps and marshes. The Company is exposed to and adversely affected by severe weather conditions. The Company maintains insurance against the destruction of its seismic data acquisition equipment and injury to person and property that may result from its operations. However, the Company is not fully insured for all risks (including business interruption), either because such insurance is not available or because the Company elects not to obtain insurance coverage due to cost. In addition, under the Company's turnkey contracts, the Company bears substantially all of the risk of loss due to adverse weather and operating conditions or loss of equipment. Delays due to hazardous weather and operating conditions, equipment losses or injury to Company personnel can adversely affect the Company's profitability and results of operations.

The Company's operating results from seismic data acquisition services can be significantly impacted from quarter to quarter due to a change in the timing of a few large jobs occurring at any one time.

        The Company currently has the capacity to field up to 23 seismic data acquisition crews. However, in any given period, the Company could have idle crews which result in a significant portion of its revenues, cash flows and earnings coming from a relatively small number of crews. Additionally, due to location, service line or particular job, some of the Company's individual crews may achieve results that are a significant percentage of consolidated operating results. Should one or more of these crews experience significant changes in timing, the Company's financial results are subject to significant variations from period to period. Factors that may result in these changes in timing include, but are not limited to, weather, permits, customer requirements and political unrest.

Historically, the Company has been dependent on a few customers operating in a single industry; the loss of one or more customers could adversely affect its financial condition and results of operations.

        The Company's customers are engaged in the oil and natural gas drilling business throughout the world. Historically, the Company has been dependent upon a few customers for a significant portion of its revenue. For the years ended December 31, 2007, 2006 and 2005, the Company's top ten customers collectively represented approximately 55%, 39% and 69% of total revenues, respectively. The Company's three largest customers in 2007 accounted for 12%, 8% and 7% of total revenues, respectively. This concentration of customers may increase the Company's overall exposure to credit risk, and customers will likely be similarly affected by changes in economic and industry conditions. The Company's financial condition and results of operations could be materially adversely affected if one or more of its significant customers fails to pay the Company or ceases to contract for its services on terms that are favorable to the Company or at all.

The Company's seismic data acquisition services revenues are subject to seasonal conditions and customers' budgeting cycles.

        The Company's seismic data acquisition services are performed outdoors and are therefore subject to seasonality. Shorter winter days and adverse weather negatively impact the Company's ability to provide services in certain regions. Additionally, the Company has limited control over the timing of its international operations due to the extensive planning and preparation required to perform a seismic survey. The Company's international operations have also been affected historically by the budgeting cycle of its customers, at times resulting in higher activity levels early in the year when available exploration budgets are high, and late in the year when its customers are trying to utilize their remaining budgets.

The Company's high level of fixed costs can leave it vulnerable to downturns in revenues, which can result in losses.

        Fixed costs, including costs associated with labor, depreciation and interest expense account for a substantial percentage of the Company's costs and expenses. Accordingly, downtime or low productivity resulting from weather interruptions, reduced demand, equipment failures or other causes can result in significant losses.

The Company may not be able to make its seismic data processing and interpretation services segment a profitable business segment.

        The Company's seismic data processing and interpretation services segment continues to incur high fixed costs in relation to its revenues and has incurred losses in recent periods. In September 2007, some positions were eliminated as part of the Company's reorganization of the data processing segment in an effort to reduce fixed costs. However, the Company may not be able to make its data processing services a profitable business segment.

The Company faces intense competition in its business that could result in downward pricing pressure and the loss of market share.

        Competition among seismic contractors historically has been, and likely will continue to be, intense. Competitive factors have in recent years included price, crew experience, equipment availability, technological expertise and reputation for quality and dependability. The Company also faces increasing competition from nationally-owned companies in various international jurisdictions that operate under less significant financial constraints than those the Company experiences. Many of the Company's competitors have greater financial and other resources, more clients, greater market recognition and more established relationships and alliances in the industry than the Company does. Additionally, the seismic data acquisition services business is extremely price competitive and has a history of protracted periods of months or years where seismic contractors under financial duress bid jobs below cost and therefore adversely impact industry pricing. Competition from these and other competitors could result in downward pricing pressure and the loss of market share.

The Company relies on a limited number of key suppliers for specific seismic services and equipment.

        The Company depends on a limited number of third parties to supply it with specific seismic services and equipment. The increased demand for seismic data acquisition services has decreased the supply of seismic equipment, resulting in extended delivery dates on orders of new equipment. Any delay in obtaining equipment could delay the Company's implementation of additional crews and restrict the productivity of its existing crews, adversely affecting the Company's business and results of operations. In addition, any adverse change in the terms of the Company's supplier arrangements could affect its results of operations.

The profitability of many of the Company's contracts depends significantly on its ability to perform the services without delays, which is often subject to factors beyond the Company's control.

        A significant portion of the Company's seismic data acquisition services are performed pursuant to turnkey contracts, under which the Company is paid a fixed fee per square mile of data acquired. Turnkey contracts cause the Company to bear substantially all of the risks of business interruption caused by weather delays and other hazards. Any event that causes delay in the Company's performance on the contract will reduce the Company's profitability or even lead to losses.

The Company may not realize its backlog, which may lead to lower than expected revenues.

        The Company's backlog consists of written orders or commitments for its services that the Company believes to be firm. At December 31, 2007, the Company estimates its backlog for its seismic data acquisition and seismic data processing and interpretation segments was approximately $411.3 million. The Company may never realize some or all of its backlog. Contracts for services are occasionally varied or modified by mutual consent and in many instances are cancelable by the customer on short notice without penalty. As a result, the Company's backlog as of any particular date may not be indicative of its actual revenues for any succeeding fiscal period and even if its backlog is realized, it may not be profitable.

The Company is subject to risks related to its international operations that could harm its business and results of operations.

        With operations worldwide, and with 52% or $180.2 million of its revenues from its seismic data acquisition services segment for the year ended December 31, 2007, derived outside of North America, the Company's business and results of operations are subject to various risks inherent in international operations. These risks include:

  •
  instability of foreign economies, governments and government-owned E&P Companies;

  •
  risks of war, political unrest or seizure of assets;

  •
  foreign exchange restrictions, laws and other policies affecting trade and investment; and

  •
  difficulty and cost of enforcing contracts.

        The Company's international operations have become a much larger percentage of consolidated revenue following the acquisition of Grant in September 2006. The Company cannot assure that it will not be subject to material adverse developments with respect to its international operations.

The Company's results of operations can be significantly affected by currency fluctuations.

        As a company that derives a substantial amount of its revenue from sales internationally, the Company is subject to risks relating to fluctuations in currency exchange rates. Fluctuations in the exchange rate of the U.S. dollar against such other currencies have had in the past and can be expected in future periods to have a significant effect upon the Company's results of operations. While the Company attempts to reduce the risks associated with such exchange rate fluctuations, the Company cannot assure that it will be effective in doing so or that fluctuations in the value of the currencies in which the Company operates will not materially affect its results of operations in the future.

The Company's operations are subject to government regulation which may adversely affect its future operations.

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

        Although the costs of complying with applicable laws and regulations have historically not been material, the changing nature of such laws and regulations makes it impossible to predict the cost or impact of such laws and regulations on the Company's future operations.

The Company may be unable to retain and attract management and skilled and technically knowledgeable employees.

        The Company's continued success depends upon retaining and attracting highly skilled employees. A number of the Company's employees possess many years of industry experience and are highly skilled and the Company's inability to retain such individuals could adversely affect its ability to compete in the seismic service industry. The Company may face significant and adverse competition for such skilled personnel, particularly during periods of increased demand for seismic services. Although the Company utilizes employment agreements, stock-based compensation and other incentives to retain certain of its key employees, there is no guarantee that the Company will be able to retain its key personnel.

The Company's stock price may be volatile and may decrease in response to various factors, which could adversely affect its business and cause its stockholders to suffer significant losses.

        Although the Company is listed on a national exchange, its common stock is illiquid and its price has been and may continue to be volatile in the future. The market price of the Company's common stock may be influenced by many factors, many of which are beyond the Company's control, including the risks described in this "Risk Factors" section and the following:

  •
  decreases in prices for oil and natural gas resulting in decreased demand for the Company's services;

  •
  variations in the Company's operating results and failure to meet expectations of investors and analysts;

  •
  the public's reaction to the Company's press releases, other public announcements and its filings with the Securities and Exchange Commission ("SEC");

  •
  increases in interest rates;

  •
  the loss of customers;

  •
  competition;

  •
  overcapacity within industry;

  •
  illiquidity of the market for the Company's common stock;

  •
  sales of common stock by existing stockholders; and

  •
  other developments affecting the Company or the financial markets.

        The Company is unable to predict the extent to which investor interest in the Company will affect the liquidity of the Company's shares of common stock. If liquidity remains low, stockholders may have difficulty selling the Company's common stock.

A majority of the Company's voting stock is controlled by a small number of stockholders whose interests may conflict with those of other holders and consent of the holders of the Company's Series B Preferred Stock will be required to take certain actions.

        Steven A. Webster, William R. Ziegler and Avista and their respective affiliates collectively own approximately 29% of the Company's outstanding shares of common stock. In addition, as of December 31, 2007, Avista and its affiliates own 225,028 shares of the Company's Series B Preferred Stock. Because the holders of the Company's Series B Preferred Stock have the right to vote on an as-converted basis with the holders of the Company's common stock, voting together as a single class, Avista and the stockholders named above have approximately 40% of the voting power of any matter brought for the vote of shareholders at a meeting. As a result of this ownership, these stockholders are able to decide any matter requiring the approval of holders of the Company's common stock. Subject to the right of the holders of the Company's Series B Preferred Stock as discussed below, such matters include the election of directors, the adoption of amendments to the Company's certificate of incorporation and by-laws and approval of mergers or sales of substantially all of the Company's assets.

        As long as at least 55,000 shares of the Company's Series B Preferred Stock are outstanding, the consent of the holders of a majority of the Series B Preferred Stock will be required to, among other things, make any material change to the Company's certificate of incorporation or by-laws, declare a dividend on the Company's common stock, increase or decrease the size of the Company board of directors or enter into a business combination. Accordingly, Avista and its affiliates presently have the ability to control these matters.

The Company's various credit agreements contain various restrictive covenants that limit management's discretion in operating the Company's business. In particular, these covenants limit the Company's ability to, among other things:

  •
  incur additional debt, including secured debt;

  •
  make certain investments or pay dividends or distributions on the Company's capital stock or purchase or redeem or retire capital stock;

  •
  sell assets, including capital stock of the Company's restricted subsidiaries;

  •
  restrict dividends or other payments by restricted subsidiaries;

  •
  create liens;

  •
  invest in capital expenditures;

  •
  enter into transactions with affiliates; and

  •
  merge or consolidate with another company.

        Certain credit agreements also require the Company to maintain specified financial ratios and satisfy certain financial tests. The Company's ability to maintain or meet such financial ratios and tests may be affected by events beyond the Company's control, including changes in general economic and business conditions, and the Company cannot assure that it will maintain or meet such ratios and tests or that the lenders under the credit agreements will waive any failure to meet such ratios or tests.

        These covenants could materially and adversely affect the Company's ability to finance its future operations or capital needs. Furthermore, they may restrict the Company's ability to expand, to pursue its business strategies and otherwise to conduct its business. The Company's ability to comply with these covenants may be affected by circumstances and events beyond the Company's control, such as prevailing economic conditions and changes in regulations, and the Company cannot provide assurance that it will be able to comply with them. A breach of these covenants could result in a default under the indenture governing the Company's various credit agreements. If there were an event of default under the Company's debt instruments, the affected creditors could cause all amounts borrowed under these instruments to be due and payable immediately. Additionally, if the Company fails to repay indebtedness under the credit agreements and notes when it becomes due, the lenders under the credit agreement and the trustee on behalf of the holders of the Notes could proceed against the assets which the Company has pledged as security.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        The Company's facilities are summarized in the table below:

Location	Owned/ Leased	Purpose/Segment	Approx. Square Feet
Houston, Texas (1500 CityWest Blvd.)(1)	Leased	Corporate headquarters, finance and accounting, seismic data acquisition operations; and seismic data processing and interpretation operations	61,605
Houston, Texas (Old Katy Rd.)(2)	Leased	Office facility	12,500
Houston, Texas (Taylor Rd.)	Leased	Storage, maintenance and repair facility	10,000
Houston, Texas (Empire Central)	Leased	Office and warehouse facilities	24,750
Brookshire, Texas(3)	Owned	Maintenance facility for North American seismic data acquisition operations	6,600
Midland, Texas	Leased	North American seismic data acquisition operations, maintenance facility	7,642
Denver, Colorado	Leased	North American seismic data acquisition operations	600
Old Woking, Surrey, United Kingdom	Leased	GDC UK seismic data processing operations	880
Calgary, Alberta, Canada	Leased	North American seismic data acquisition operations, maintenance facility	30,272
Brisbane, Australia	Leased	International seismic data acquisition operations	258
Dhaka, Bangladesh	Leased	International seismic data acquisition operations	12,000
Rio de Janeiro, Brazil	Leased	International seismic data acquisition operations	4,088
Bogota, Colombia	Leased	International seismic data acquisition operations	3,228
Yopal, Colombia	Owned	Warehouse facility	16,140
Quito, Ecuador	Leased	International seismic data acquisition operations	215
Cairo, Egypt	Leased	International seismic data acquisition operations	2,475
Jakarta, Indonesia	Leased	International seismic data acquisition operations	1,041
Lima, Peru	Leased	International seismic data acquisition operations	1,280
Singapore, Singapore	Leased	International seismic data acquisition operations	4,648
Abu Dhabi, United Arab Emirates	Leased	International seismic data acquisition operations	323
Dubai, United Arab Emirates	Leased	International seismic data acquisition operations	5,972
Caracas, Venezuela	Leased	International seismic data acquisition operations	1,614
El Tigre, Venezuela	Leased	International seismic data acquisition operations	6,458
Angola	Leased	International seismic data acquisition operations	8,719

Argentina	Leased	International seismic data acquisition operations	200
Trinidad	Leased	International seismic data acquisition operations	2,000
Tanzania	Leased	International seismic data acquisition operations	320

(1)
The Company moved into its corporate headquarters at 1500 CityWest in November 2007 and vacated its former corporate headquarters at One Riverway.

(2)
Although no longer occupied, rental expenses are still being paid for the Old Katy Road facility through December 2008 or until subleased.

(3)
The Company no longer occupies this facility and a contract for sale was pending as of March 10, 2008.

Item 3.    Legal Proceedings

        Neither the Company nor any of its subsidiaries is a party to any pending legal proceedings other than certain routine litigation that is incidental to the Company's business and that the Company believes is unlikely to materially impact the Company. Moreover, the Company is not aware of any such legal proceedings that are contemplated by governmental authorities with respect to the Company, any of its subsidiaries, or any of their respective properties that the Company believes would have a material impact to the Company's financial position or results of operation.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        On May 11, 2007, the Company listed its common stock, $0.01 par value per share, on the American Stock Exchange ("AMEX") under the trading symbol "GOK", and closed a public equity offering of 4,500,000 shares of common stock at an offering price of $28.00. As of December 31, 2007, the Company had over 830 stockholders of record, however, since many shares may be held by investors in nominee names such as the name of their broker or their broker's nominee, the number of record holders often bears little relationship to the number of beneficial owners of the common stock.

        The following table sets forth the high and low closing bid for the common stock during the Company's most recent three fiscal quarters, as reported by the American Stock Exchange, and its last two fiscal years as reported by the National Association of Security Dealers on the NASDAQ OTC Bulletin Board for 2006 and March 31, 2007 and the AMEX for the last three quarters of 2007. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low
March 31, 2006	$43.50	$23.00
June 30, 2006	60.00	32.00
September 30, 2006	37.50	12.50
December 31, 2006	32.47	16.00
March 31, 2007	$33.00	$24.99
June 30, 2007	34.50	22.45
September 30, 2007	31.60	16.80
December 31, 2007	25.24	18.48

        The Company has never paid cash dividends on the Company's common stock and the Board of Directors intends to retain all of its earnings, if any, to finance the development and expansion of its business. There can be no assurance that the Company's operations will prove profitable to the extent necessary to pay cash dividends. Moreover, even if such profits are achieved, the future dividend policy will depend upon the Company's earnings, capital requirements, financial condition, debt covenants and other factors considered relevant by the Company's Board of Directors.

Performance Graph

        The following graph depicts the five-year cumulative total return of the Company's common stock as compared with the S&P 500 Stock Index and a peer group made up of companies on the PHLX Oil Services Index. The PHLX Index consists of larger companies that perform a variety of services as compared to land based acquisition and processing of seismic data performed by the Company.

Comparison of 5-year Cumulative Total Return*
Among Geokinetics Inc., the S&P 500 Index and the PHLX Oil Service Sector Index

Securities Authorized for Issuance under Equity Compensation Plans

        As of December 31, 2007, the Company had two active equity compensation plan approved by security holders: the 2002 Stock Awards Plan ("2002 Plan") and the 2007 Stock Awards Plan ("2007 Plan"). Adopted in March 2003 and amended in November 2006, the 2002 Plan has 800,000 shares of common stock authorized for issuance and the 2007 Plan, adopted on May 23, 2007, has 750,000 shares of common stock authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	559,596	$21.27	381,178

Item 6.    Selected Financial Data

        The following selected financial data should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and with the Company's consolidated financial statements and related notes included in Item 8. "Financial Statements and Supplementary Data."

Selected Financial Data

	As of and for the Year Ended December 31,
	2007		2006(1)	2005(2)	2004	2003
	(In thousands, except per share data)
Net operating revenues	$357,677		$225,183	$62,175	$43,145	$35,949
Net (loss) income	(15,936)	(4)	(4,176)	(1,922)	(441)	81,862	(3)
(Loss) income applicable to common stockholders	(20,802)	(4)	(4,382)	(2,081)	(2,956)	81,862	(3)
(Loss) income per common share, basic and diluted	(2.44)		(0.81)	(0.95)	(1.56)	43.10
Total assets	354,321		299,633	74,723	11,577	14,420
Long-term debt and capital leases, net of current portion	60,352		113,617	8,297	2,504	4,156
Current portion of long-term debt and capital lease obligations	19,560		3,552	9,078	2,378	2,330
Mezzanine and temporary equity	60,926		56,077	25,648	2,398	—
Total stockholders equity (excluding preferred stock)	130,965		28,595	1,150	2,378	1,923

(1)
Includes operating results of Grant Geophysical Inc. since September 8, 2006.

(2)
Includes one month of operating results of Trace Energy Services Ltd.

(3)
Includes gain on financial restructuring of $83.8 million.

(4)
Includes severance costs of $3.2 million (including $2.6 million related to departure of Company's President and CEO) as well as $6.9 million loss on the redemption of floating rate notes.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

        The Company's Management's Discussion and Analysis (MD&A) should be read in conjunction with its consolidated financial statements and the accompanying footnotes. MD&A includes forward-looking statements that are subject to risks and uncertainties that may result in actual results differing from the statements made. These risks and uncertainties are discussed further beginning on page nine. Listed below is a general outline of the MD&A to help understand the Company's operations and the business environment in which the Company operates.

        Business—a description of the Company's primary business, purpose and profitability drivers;

        Results of Operations—a summary of its 2007 performance; a year-over-year analysis beginning on page 20 of the results of the Company's segments, corporate activities and other income statement items; an update of the Company's credit metrics; growth strategy; and look forward for 2008;

        Liquidity and Capital Resources—a general discussion beginning on page 24 of the Company's debt obligations, available liquidity, expected 2008 cash flows, and significant factors that could impact the Company's liquidity, as well as an overview of cash flow activity during 2007; and

        Critical Accounting Policies—a discussion beginning on page 28 of accounting estimates that involve the use of significant assumptions and/or judgments in the preparation of the Company's financial statements.

Business

        Description of Primary Business.    The Company is a full service, experienced global provider of seismic data acquisition and seismic data processing and interpretation services. The Company believes that it is a leading global provider of seismic data acquisition services and an acknowledged leader in difficult land, marsh, swamp, transition zone and shallow water OBC environments to the oil and natural gas industry. Seismic data is used by oil and natural gas E&P companies to identify and analyze drilling prospects and maximize successful drilling. The Company provides a comprehensive suite of seismic data acquisition services in the Gulf Coast, Mid-Continent, California, Appalachian and Rocky Mountain regions of the United States, Western Canada, Canadian Arctic, Central and South America, Africa, the Middle East, Australia/New Zealand and the Far East. The Company provides a suite of geophysical services including both 3D and 2D seismic data surveys, data processing and interpretation services and other geophysical services for customers in the oil and natural gas industry, which include many national oil companies, major international oil companies and smaller independent E&P companies operating in land, transition zone and shallow water environments. In addition, the Company performs a significant amount of work for seismic data library companies that are acquiring the data to license it to E&P companies rather than for their own use.

        Since December 2005, the Company has completed two strategic acquisitions that resulted in transformational growth:

  •
  Grant Acquisition.  On September 8, 2006, the Company completed the acquisition of all of the issued and outstanding capital stock of Grant, which added international seismic data acquisition services to its business, for $125.0 million in cash, subject to adjustments for net debt and working capital. The purchase of Grant was funded from the proceeds of a $55.0 million subordinated loan from Avista, an affiliate of Avista and one other institutional investor and a $100.0 million senior loan from Royal Bank of Canada, as administrative agent and lender, and Avista in connection with this acquisition. The Company used approximately $125.0 million for the purchase of Grant, $11.6 million of proceeds from such loans to pay existing indebtedness, approximately $4.0 million for the payment of fees and expenses incurred in connection with such loans and the remainder for working capital. Grant performed 2D and 3D seismic surveys in the land, transition zone and shallow water environments in the United States, Western Canada, Central and South America, Africa, the Middle East, Australia/New Zealand and the Far East, using both analog and digital seismic equipment for a wide range of customers exploring for oil and natural gas reserves. Through the Grant acquisition, the Company also added equipment that complemented and expanded its operational capabilities. As a result, a substantial portion of the Company's revenues from seismic data acquisition services are now sourced from international operations. Grant had long-standing relationships with its customers, which include national oil companies, major international oil companies and smaller, independent E&P companies around the world. As a result of the Grant acquisition, the Company's international operational team averages over 25 years of international experience acquiring seismic data in tough acquisition zones for large multinationals or national oil companies. On October 31, 2007, Grant changed its registered name to Geokinetics International Holdings, Inc.

  •
  Trace Acquisition.  On December 1, 2005, the Company completed the acquisition of all of the issued and outstanding common shares of stock of Trace for Canadian $35.0 million, subject to certain adjustments, which the Company paid in cash, common stock and assumed debt, for a net purchase price of approximately $16.4 million. The Company financed a significant portion of the cash portion of the purchase price through the sale of its common stock and warrants to purchase its common stock in a Private Investment in Public Equity ("PIPE") offering for aggregate net proceeds of $30.8 million. Headquartered in Alberta, Canada, Trace provided seismic services to exploration and production companies in the oil and natural gas industry, and it specialized in the acquisition of land-based seismic surveys in North America. Trace was a leader in the market for next generation full-wave (multi-component) seismic technology. Through this acquisition, the Company expanded its business into the Canadian Arctic, California and the Appalachian Mountain region and increased its use of next generation full-wave (multi-component) seismic technology. Trace was the only major contractor operating in California and the largest seismic contractor operating in the Appalachian Mountains region. These areas provide the Company with new business opportunities as well as the potential for long-term growth within each respective market. On November 27, 2006, Trace changed its registered name to Geokinetics Exploration, Inc.

Both of these entities have been successfully integrated into the Company's operations and during 2007, the Company leveraged its new operating strengths to increase its presence and capabilities, both domestically and internationally.

        The Company is an acknowledged leader in shallow water offshore acquisition services. Over the past ten years, the Company has acquired in excess of 15,000 km of 2D surveys and 9,000 sq. km of 3D surveys in shallow water environments, which include transition zone, lakes, swamps, and offshore. The equipment for these type of surveys is designed for cost effective mobilization by air, land or sea and can be re-assembled by the crews in five to ten days which provides a competitive advantage against companies with larger vessels or less mobile operations. Additionally, the Company started its first ocean bottom cable ("OBC") crew in 2007 expanding the Company's shallow water ability into deeper water.

        Drivers of Profitability.    The seismic services industry is dependent upon the spending levels of oil and natural gas companies for exploration, development, exploitation and production of oil and natural gas. These spending levels depend upon the prices of oil and natural gas. During the past several years, the oil and natural gas industry has seen significant increases in activity resulting from continuing high commodity prices for oil and natural gas. The Company's seismic data acquisition services segment has benefited from these increased levels of activity, as well as from its reputation as a provider of high-quality seismic surveys. The Company has seen its seismic data acquisition services revenues and results of operations improve year over year for the past several years and in the year ended December 31, 2007, as a result of increased demand for its services, improved contract terms with its customers as well as the integration of Trace and Grant into its operations. The Company is taking advantage of the following robust industry fundamentals to capture upside while managing for downside risk:

  •
  Seismic crew activity has grown steadily in response to commodity prices, but lags increases in drilling rig activity

  •
  International national oil companies are a primary driver for seismic growth

  •
  Seismic crew activity is still less than the lowest levels in the 1990s when oil prices were near $20 per barrel

  •
  Pressure for continued growth in activity, even if lower commodity prices exist

  •
  Oil companies are reloading prospect inventories

  •
  Resource plays are big drivers

  •
  Technical advances drive activity and create barriers to entry

  •
  Recent trends for more specialized crews and equipment

  •
  Desire to replace 2D data with 3D or 4D data

  •
  Improved processing drives demand for better base data

  •
  Fundamentals are strong but the Company is continually monitoring for trend toward overcapacity

        While demand for the Company's services continues to increase, the Company continues to experience competition in the marketplace which has prevented it from benefiting from significant increased pricing for its services. The Company will continue to aggressively compete for seismic projects from both existing and prospective customers.

        The Company's seismic data acquisition services are often performed in extreme weather, difficult terrain and under other hazardous conditions. The environments in which the Company operates vary significantly from very benign flat plains to very difficult heavy jungle areas, high mountains and transition zone areas. As a result, these activities are subject to risks of injury to Company personnel and loss of seismic data acquisition equipment. The Company maintains insurance against the destruction of its seismic data acquisition equipment and injury to person and property that may result from its operations, and considers the amount of such insurance to be adequate. However, the Company is not fully insured for all risks (including business interruption), either because such insurance is not available or because the Company elects not to obtain insurance coverage due to cost.

        The Company's seismic data acquisition services are performed outdoors and are therefore subject to seasonality. Shorter winter days and adverse weather negatively impact the Company's ability to provide services in certain regions. In order to minimize the effect of seasonality on its operations, the Company has diversified its operations geographically allowing its highly mobile equipment to be moved between regions and countries. Fixed costs, including costs associated with labor, depreciation and interest expense, account for a substantial percentage of its costs and expenses. Accordingly, downtime or low productivity resulting from weather interruptions, reduced demand, equipment failures or other causes can result in significant operating losses.

        The Company has limited control over the timing of its international operations due to the extensive planning and preparation required to perform a seismic survey. With diverse operations, the Company's crews can be subject to significant downtime, which can negatively affect its performance during a certain period. The Company's international operations have also been affected historically by the budgeting cycle of its customers, at times resulting in higher activity levels early in the year when exploration budgets are high, and late in the year when its customers are trying to utilize their remaining budgets.

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

Results of Operations

        Summary of Overall Performance for 2007.    During 2007, the Company experienced improved operating margins but increases in loss from operations and net loss. The data acquisition segment experienced substantial earnings growth and continued to provide a strong base of earnings and cash flow, both domestically and internationally. The data processing and interpretation segment experienced lower than expected results. The table below provides further analysis of the Company's operating results and significant highlights by area of operation/segment:

Segment/Area of Operation	Significant Highlights for 2007
North American Data Acquisition	(1) (2) (3)	Revenue growth of 2% Negative impact of extended severe weather Upgrades of crews with new equipment
International Data Acquisition	(1) (2) (3)	Revenue growth of 228% Job delays in new countries Significant investments in new capacity, including OBC
Data Processing and Interpretation	(1) (2) (3)	Revenue growth of 50% Improved operating margins Restructured segment in September 2007

        The Company spent approximately $94.7 million in 2007 for state-of-the-art equipment to expand its recording capacity and upgrade its U.S.-based crews. The Company's recording capacity increased from 87,000 channels at December 31, 2006, to over 108,000 channels at December 31, 2007, a 24% increase.

        As of December 31, 2007, the Company's core operating business segments were North American data acquisition, International data acquisition and Data processing and interpretation. The Company's corporate activities include its general and administrative functions.

Results of Operations for Year Ended December 31, 2007 compared to 2006

        Operating Revenues.    Revenues for the twelve months ended December 31, 2007 totaled $357.7 million as compared to $225.2 million for the same period of 2006, an increase of 59%. This increase in revenue is attributable primarily to the Company's seismic data acquisition segment and the acquisition of Grant. For the twelve months ended December 31, 2007, seismic data acquisition revenue totaled $346.8 million as compared to $218.0 million for the same period of 2006, an increase of 59%. This increase in seismic data acquisition revenue is primarily attributable to the Company's acquisition of Grant, completed in September of 2006, improved contract terms, investment in additional crew capacity and continued strong demand for the Company's services. Seismic data acquisition revenues for the twelve months ended December 31, 2007 includes $166.6 million or 48% from North America, and $180.2 million or 52% from International. Seismic data processing revenue totaled $10.8 million at December 31, 2007 as compared to $7.2 million for the same period of 2006, an increase of 50% due to increased demand for processing of seismic data combined with increased marketing efforts. The Company continues to experience significant competition in both its operating segments.

        Operating Expenses.    Operating expenses for the twelve months ended December 31, 2007 totaled $290.8 million as compared to $185.8 million for the same period of 2006, an increase of 56%. This increase in operating expenses is primarily attributable to the Company's seismic data acquisition segment. Seismic data acquisition operating expenses totaled $280.2 million for the twelve months ended December 31, 2007, as compared to $177.0 million for the same period of 2006, an increase of 58%. Increased operating expenses at the Company's seismic data acquisition segment are primarily the result of the addition of the Grant operations and increased seismic data acquisition activity. Seismic data acquisition operating expenses for the twelve months ended December 31, 2007 includes $135.6 million, or 48%, from North America, and $144.6 million, or 52% from International. Seismic data processing operating expenses totaled $10.6 million for the twelve months ended December 31, 2007, as compared to $8.8 million for the same period of 2006, an increase of 20% primarily due to increased levels of activity.

        General and Administrative Expenses.    General and administrative expenses for the twelve months ended December 31, 2007 were $35.7 million as compared to $17.5 million for the same period of 2006, an increase of $18.2 million or 104%. This increase is primarily the result of the Company's acquisition of Grant and the related general and administrative expenses acquired; salary expenses associated with increased personnel levels due to the Company's overall growth; Sarbanes-Oxley implementation costs; increased sales and administrative costs in the Company's data processing segment and increased bonus accruals due to higher activity levels under the Company's incentive plans. In addition, the Company incurred $2.9 million in costs related to severances (including $2.6 million for the departure of the President and CEO) and data processing reorganization costs incurred in August and September 2007.

        Depreciation and Amortization Expenses.    Depreciation and amortization expense for the twelve months ended December 31, 2007 totaled $32.4 million as compared to $13.0 million for the same period of 2006, an increase of $19.4 million or 149%. This is primarily attributable to depreciation expense associated with the acquisition of Grant, additional capital equipment acquired and amortization of acquired intangibles from the Grant acquisition. The Company incurred capital expenditures of $94.7 million in 2007 as compared to $32.7 million in 2006. The Company's capital expenditures in 2007 included upgrading of the Company's United States crews, increased recording capacity worldwide, and the addition of the Company's first OBC crew in Australia.

        Interest Expense.    Interest expense (net of interest income) for the twelve months ended December 31, 2007 increased by $4.4 million or 41% to $15.2 million as compared to approximately $10.8 million for the same period of 2006. This increase is primarily due to interest incurred on the Notes, which were issued in December 2006 and redeemed in June 2007. In addition, the Company recorded a $6.9 million loss on the redemption of the Floating Rate Notes which consisted of a $3.3 million premium and recognition of $3.6 million of unamortized finance costs.

        Income Tax.    Provision for income tax for the twelve months ended December 31, 2007 was $2.3 million, as compared to $3.2 million for the same period of 2006, a decrease of $0.9 million or 28%. The decrease is mainly due to lower taxes in the Company's international locations.

        EBITDA and Net Loss.    The Company is providing EBITDA (defined below) to facilitate comparisons with prior performance and peers. EBITDA increased to $31.2 million for 2007 compared to $21.9 million for 2006. The Company had a loss applicable to common stockholders of $20.8 million, or ($2.44) per share, for the twelve months ended December 31, 2007, as compared to loss applicable to common stockholders of $4.4 million, or ($0.81) per share, for the same period of 2006. The increase in the Company's loss applicable to common stockholders of $16.4 million is primarily due to increased interest expense, loss on the redemption of the Notes and one-time severance and reorganization costs.

        The Company defines EBITDA as Earnings before Interest, Taxes, Other Income (Expense) (including foreign exchange gains/losses, gains/losses on sale of equipment and insurance proceeds, warrant expense and other income/expense), and Depreciation and Amortization. EBITDA is not a measure of financial performance derived in accordance with generally accepted accounting principles ("GAAP") and should not be considered in isolation or as an alternative to net income as an indication of operating performance. See below for reconciliation from net income to common stockholders to EBITDA:

	For the Year Ended December 31,
	2007	2006
	(in thousands)
Net Loss Applicable to Common Stockholders	$(20,802)	$(4,382)
Preferred Stock Dividends	4,866	206

Net Loss	$(15,936)	$(4,176)
Income Tax Expense	2,252	3,234
Interest Expense, net	15,184	10,819
Other Expense (Income) (as defined above)	(2,692)	(973)
Depreciation and Amortization	32,352	12,965

EBITDA	$31,160	$21,869

Results of Operations for Year Ended December 31, 2006 compared to 2005

        Operating Revenues.    Revenues for the twelve months ended December 31, 2006 totaled $225.2 million as compared to $62.2 million for the same period of 2005, an increase of 262%. This increase in revenue is attributable primarily to the Company's seismic data acquisition segment and the acquisition of Grant. For the twelve months ended December 31, 2006, seismic data acquisition revenue totaled $218.0 million as compared to $58.2 million for the same period of 2005, an increase of 275%. This increase in seismic data acquisition revenue is primarily attributable to the Company's acquisitions of Trace and Grant, completed in December of 2005 and September of 2006, respectively, improved contract terms, investment in additional crew capacity and continued strong demand for the Company's services. The 275% increase in seismic data acquisition revenues for the twelve months ended December 31, 2006 includes $163.2 million or 72%, from North America, and $54.8 million or 25% from International. Seismic data processing revenue totaled $7.2 million at December 31, 2006, as compared to $4.0 million for the same period of 2005, an increase of 80% due to increased demand for processing of seismic data combined with increased marketing efforts. The Company continues to experience significant competition in both its operating segments.

        Operating Expenses.    Seismic acquisition and data processing operating expenses for the twelve months ended December 31, 2006 totaled $185.8 million as compared to $57.4 million for the same period of 2005, an increase of 224%. This increase in operating expenses is primarily attributable to the Company's seismic data acquisition segment. Seismic data acquisition operating expenses totaled $177.0 million for the twelve months ended December 31, 2006 as compared to $51.0 million for the same period of 2005, an increase of 247%. Increased operating expenses at the Company's seismic data acquisition segment are primarily the result of the addition of the Trace and Grant operations and increased seismic data acquisition activity. The 247% increase in seismic data acquisition operating expenses for the twelve months ended December 31, 2006 includes $129.8 million, or 73%, from North America, and $47.2 million, or 27% from International. Seismic data processing operating expenses totaled $8.8 million for the twelve months ended December 31, 2006, as compared to $6.3 million for the same period of 2005, an increase of 40% due to increased revenues. Operating expenses increased at the Company's seismic data processing segment primarily due to increased levels of activity as well as costs associated with the upgrading of the segment's professional staff.

        General and Administrative Expenses.    General and administrative expenses for the twelve months ended December 31, 2006 were $17.5 million as compared to $3.4 million for the same period of 2005, an increase of $14.1 million. This increase is the result of the Company's acquisition of Trace, which had general and administrative expenses of $3.3 million or 18.9% of total general and administrative expenses for the twelve months ended December 31, 2006, the acquisition of Grant which had general and administrative expenses of $3.9 million or 22% of total general and administrative expenses, increases in compensation costs associated with the adoption of FAS 123(R), salary expenses associated with increased personnel levels due to the Company's overall growth and integration efforts, bonus accruals under the Senior Executive Incentive Plan and costs related to the acquisition of Grant. Total general and administrative costs related to the acquisition of Grant, which consisted primarily of advisor fees, were approximately $1.4 million for the year ended December 31, 2006.

        Depreciation and Amortization Expenses.    Depreciation and amortization expense for the twelve months ended December 31, 2006 totaled $13.0 million as compared to $1.5 million for the same period of 2005, an increase of $11.5 million. This is primarily attributable to depreciation expense of $3.1 million associated with the acquisition of Trace and $5.5 million associated with the acquisition of Grant. The Company incurred capital expenditures of $32.7 million in 2006, as compared to $4.6 million in 2005.

        Interest Expense.    Interest expense (net of interest income) for the twelve months of 2006 increased by $10.5 million to $10.8 million as compared to approximately $358,000 for the same period of 2005. This increase is primarily due to interest expense related to the bridge loans used to purchase Grant and the Senior Notes.

        EBITDA and Net Loss.    The Company is providing EBITDA to facilitate comparisons with prior performance and peers. EBITDA increased to $21.9 million for 2006 compared to $1.4 million for 2005. The Company had a loss applicable to common stockholders of $4.4 million, or ($0.81) per share, for the twelve months ended December 31, 2006, as compared to loss applicable to common stockholders of $2.1 million, or ($0.95) per share, for the same period of 2005. The increase in the Company's loss applicable to common stockholders of $2.3 million is primarily due to costs incurred to acquire Grant of $1.4 million and increased interest expense (including approximately $3.9 million of debt issuance costs fully expensed due to the early termination of the Junior Bridge Loan and the Senior Bridge Loan) and preferred dividends partially offset by increased profitability resulting from the Grant and Trace acquisitions and increased demand. See below for reconciliation from net loss to common stockholders to EBITDA:

	For the Year Ended December 31
	2006	2005
	(in thousands)
Net Loss Applicable to Common Stockholders	$(4,382)	$(2,081)
Preferred Stock Dividends	206	159

Net Loss	$(4,176)	$(1,922)
Income Tax Expense	3,234	51
Interest Expense, net	10,819	358
Other Expense (Income) (as defined above)	(973)	1,449
Depreciation and Amortization	12,965	1,481

EBITDA	$21,869	$1,417

        Update of Credit Metrics.    In 2007, the Company strengthened its credit metrics as a result of several actions taken during the course of the year including:

  •
  Completed a public equity offering of 4,500,000 shares of common stock at an offering price of $28 per share

  •
  Reduced debt by redeeming floating rate notes at an aggregate redemption price of $113.3 million

  •
  Restructured revolving credit facilities and capital leases with improved terms

        These actions taken during 2007 improved the Company's balance sheet and provided financial flexibility for future, focused growth.

        Growth Strategy.    The Company's five-pronged growth strategy includes:

  1.
  Continue to leverage competitive advantages—the Company expects to leverage competitive advantage and expertise in difficult land environments and offshore shallow water zones to maximize profitability.

  2.
  Capture new market opportunities—the Company expects to leverage its operational expertise to pursue opportunities in complementary markets such as OBC.

  3.
  Grow customer base and expand into new markets—the Company expects to further expand its services offered and geographic presence beyond its current operations in 18 of 194 countries worldwide.

  4.
  Strengthen complementary service offerings—it is the Company's goal to better assist customers with a full range of seismic services, from acquisition and processing to interpretation and management.

  5.
  Pursue strategic acquisitions/alliances as appropriate—the Company expects to continue to monitor opportunities for prudent expansion.

Inflation and Price Changes

        The Company does not believe that inflation has had a significant effect on its business, financial condition, or results of operations during the most recent three years.

Liquidity and Capital Resources

        The Company's primary sources of cash are cash flow generated by its seismic data acquisition and seismic data processing segments, debt and equity transactions, equipment financing and trade credit. The Company's primary uses of cash are for operating expenses associated with its seismic data acquisition and seismic data processing segments, expenditures associated with upgrading and expanding the Company's capital asset base and debt service. The Company also used cash during fiscal years 2006 and 2007 for the Trace and Grant acquisitions, respectively. The Company's ability to maintain adequate cash balances is dependent upon future levels of demand for the services it provides to its customers.

        Available liquidity. As of December 31, 2007, the Company had available liquidity as follows:

    Available cash: $15.1 million

    Total borrowing capacity under revolving credit facility: $64.7 million

    Undrawn borrowing capacity under revolving credit facility: $23.7 million

    Net available liquidity at December 31, 2007: $38.8 million

        The Company has certain foreign overdraft facilities which were undrawn at December 31, 2007. However, due to limitations on the ability to remit funds to the United States, these have not been included in the available liquidity table above.

        The table below summarizes certain measures of liquidity and capital expenditures, as well as the Company's sources of capital from internal and external sources, for the past three years.

Liquidity and Capital Resources

Financial Measure	2007	2006	2005
	(in thousands)
Cash and equivalents, at December 31	$15,125	$20,404	$11,001
Working capital, at December 31	12,636	14,466	2,034
Cash flow from (used in) operating activities	5,299	12,591	769
Cash flow used in investing activities	(54,474)	(137,870)	(15,385)
Cash flow from financing activities	43,924	134,621	23,259
Capital expenditures (including capital leases)	94,679	32,702	4,586
Cash paid for interest	11,926	2,301	474

        Net cash provided by operating activities was $5.3 million for the twelve months ended December 31, 2007 compared to net cash provided by operating activities of $12.6 million for the twelve months ended December 31, 2006. These amounts result from the Company's operating results adjusted by changes in working capital and depreciation. The decrease in net cash provided by operating activities was primarily the result of higher general and administrative costs.

        Net cash used in investing activities was $54.5 million for the twelve months ended December 31, 2007 and $137.9 million for the twelve months ended December 31, 2006. These amounts represent capital expenditures made during the respective twelve month period and the purchase of Grant in 2006. The decrease in net cash used in investing activities during the twelve months ended December 31, 2007 was primarily the result of no acquisitions offset by the purchase of seismic data acquisition equipment required by increased operating activity.

        Net cash provided by financing activities was $43.9 million for the twelve months ended December 31, 2007 as compared to net cash provided by financing activities of $134.6 million for the twelve months ended December 31, 2006. These totals represent the net proceeds and net payments from the Company's debt and equity transactions and maintenance. The decrease in net cash provided by financing activities is primarily due to lower funds raised in 2007 due to lack of acquisitions.

  Common Stock

        On May 11, 2007, the Company listed its common stock on the American Stock Exchange ("AMEX"), and on May 15, 2007, closed a public offering of 4,500,000 shares of its common stock at an offering price of $28.00 per share. The Company used the net proceeds of approximately $118.0 million from this offering to redeem all of its outstanding Floating Rate Notes (as discussed below) including, principal, premium and accrued interest, and the remaining net proceeds were used to repay a portion of its revolving credit facility and for general corporate purposes.

        As part of the public offering pursuant to the Underwriting Agreement dated May 10, 2007, the Company and one of the Company's stockholders granted to the underwriters the option to purchase up to 675,000 shares of common stock to cover over-allotments, exercisable for 30 days on the same terms as the shares under the equity offering. On June 13, 2007, the underwriters exercised their option and purchased 163,000 shares of the Company's common stock, of which 65,207 were new shares issued by the Company and the remainder was sold by an existing shareholder. No dividends on common stock have been declared for any periods presented.

  Floating Rate Notes

        On December 15, 2006, the Company issued Notes in the principal amount of $110.0 million. Most of the net proceeds from such issuance were used to repay the Company's $100.0 million senior loan and accrued interest incurred in connection with the Grant Acquisition and the remainder retained for general corporate purposes. Concurrently, the Company repaid the $55.0 million original principal amount subordinated loan, together with capitalized and accrued interest, by the issuance of 228,683 shares of the Company's Series B Preferred Stock to the lenders.

        Interest on the Notes accrued at a rate per annum, reset quarterly, equal to LIBOR plus 6.50%, payable quarterly on March 15, June 15, September 15, and December 15 of each year, commencing on March 15, 2007. The Notes were to mature on December 15, 2012. These Notes were the Company's senior obligations, guaranteed by all existing and future domestic restricted subsidiaries, and secured by a second priority security interest over substantially all of the Company's assets. The Notes were effectively subordinated to all of the Company's existing and any future first priority secured indebtedness, including indebtedness under the Company's credit facilities, to the extent of the assets of such subsidiaries. The Notes and the guarantees were pari passu in right of payment with any of the Company's future second priority secured indebtedness, and were effectively senior in right of payment to all of the Company's existing and any future unsecured indebtedness.

        In June 14, 2007, the Company redeemed all of its Notes at an aggregate redemption price of $113.3 million, which was equal to 3% of the outstanding principal amount of the Notes, along with accrued, but unpaid interest to, but excluding, the redemption date. The Company recorded a loss on the redemption of the Notes of $6.9 million in the second quarter of 2007 which included the $3.3 million premium and $3.6 million of unamortized deferred financing costs.

  Revolving Credit Facilities

        In June 12, 2006, the Company and four of its subsidiaries (collectively, the "Borrowers") completed the closing of a credit facility under the terms of a Revolving Credit, Term Loan and Security Agreement (collectively, the "Credit Agreement") dated as of June 8, 2006 with PNC Bank, National Association ("PNC"), as lender. Under the Credit Agreement, the Borrowers are liable for payment of the obligations under the Credit Agreement. The Credit Agreement made the following credit facilities available to the Company, subject to the terms and conditions set forth in the Credit Agreement: (i) a $12.0 million term credit facility, the proceeds of which were used primarily to pay off all of the obligations of the Company and its subsidiaries to HSBC Bank Canada, and (ii) a $12.0 million revolving credit facility. The Borrowers pledged as security the assets of the Company to

PNC. The Credit Agreement contains certain restrictive covenants limiting the Company's ability to incur additional debt and purchase additional assets. On September 8, 2006, the $12.0 million term credit facility had a balance of $11.6 million outstanding and was fully paid off and no amounts were outstanding under the revolving credit facility.

        On September 8, 2006, the Company and its principal subsidiaries entered into a Joinder and Amendment No. 1 to the Credit Agreement with PNC which allowed the Company to acquire Grant.

        On December 15, 2006, the Company and its principal subsidiaries further amended the Credit Agreement with PNC to reflect the following credit facilities: (i) a $14.5 million revolving credit facility ("revolver") and (ii) a $6.5 million capital expenditures facility.

        On May 24, 2007, the Company and its principal subsidiaries further amended the Credit Agreement with PNC to reflect: (i) conversion of the current capital expenditure loans to revolving loans and (ii) a $60.0 million revolving credit facility (the "Revolver") maturing May 24, 2012. The financial covenants for the credit facility are as follows: the Company must maintain (i) net worth (defined as assets less liabilities in accordance with generally accepted accounting principles in the United States of America) of not less than $175.0 million and (ii) a fixed charge coverage ratio of not less than 1.10 to 1.0. Other covenants include: no mergers or sale of assets without reinvestment, no conflicting liens on the collateral, no guarantees of other indebtedness, investments are permitted as to only specified forms of investments, capital expenditures are limited to $110.0 million for calendar year 2007, and $50.0 million for calendar year 2008 and beyond, no dividends other than dividends on preferred stock provided that there is no default or event of default and no event of default shall occur as a result, no additional indebtedness except as permitted by the credit facility, no changes in business activities, no changes in constituent documents, no prepayment of debt except under certain circumstances no material adverse change, and no change of control. Additionally, at the Company's option, a $10.0 million accordion feature was included which was exercised and became effective October 12, 2007. The exercise of the accordion feature increased the limit on the Revolver from $60.0 million to $70.0 million. The amount available to borrow under the Revolver is dependent upon the calculation of a monthly borrowing base that is composed of eligible accounts receivables and eligible fixed assets. The borrowing base can fluctuate from time to time due to fluctuations in accounts receivable balances. Additionally, a portion of the borrowing base is composed of eligible fixed assets. At this time, the amount of the borrowing base determined by eligible fixed assets is a maximum of $45.0 million. On the first anniversary of this amendment, the maximum of $45.0 million will be reduced by $750,000 per month. The reduction in the fixed asset component of the borrowing base does not reduce the overall $70.0 million limit on the Revolver, only the amount available from eligible fixed assets towards the borrowing base.

        On November 13, 2007, the Company and its principal subsidiaries further amended the Credit Agreement with PNC to, among other things, limit the possibility of an event of default due to a material adverse change, to periods when the Company has undrawn availability (defined as amount outstanding under Revolver plus cash balance minus accounts payable over 60 days less borrowing base) of less than $6.0 million.

        Based on the Company's borrowing base at December 31, 2007, the Company had available credit under this facility of $23.7 million reduced by standby letters of credit totaling $0.45 million issued by PNC under the revolver. At December 31, 2007, the Company had a balance of $40.5 million drawn under the Revolver. Amounts available to be drawn under the Revolver are subject to borrowing base limitations; therefore, the Company may not always have access to the maximum amount. The rate of the PNC facility is currently the prime rate.

  Capital Lease Obligations

        On July 25, 2006, Quantum, a wholly-owned subsidiary of the Company, entered into an equipment lease agreement effective July 28, 2006 with CIT Group/Equipment Financing, Inc. (the "CIT lease"). The parties entered into the lease with respect to the purchase of seismic data acquisition equipment. The term of the lease is three years, beginning on July 28, 2006 and ending on July 28, 2009 with a purchase option at the expiration of the lease term. Payments under the lease total approximately $6.8 million and are payable in 36 equal monthly payments of approximately $190,000. The first rental payment was due August 28, 2006, and the remaining payments are due on the 28th of each month until paid in full. The Company and each of its principal subsidiaries are guarantors of Quantum's obligations under the lease. The balance at December 31, 2007 was $3.4 million.

        On April 23, 2007, the Company entered into an amendment and received a waiver on the CIT lease for exceeding the fixed charge coverage ration as defined in the equipment lease dates July 25, 2006 and measured for the fiscal year ending December 31, 2006. The amendment redefined the fixed charge coverage ratio calculation to be consistent with the amended PNC credit facility dated December 15, 2006, discussed above.

        On August 8, 2007, the Company entered into a third amendment on the CIT lease to redefine net worth, fixed coverage charge ratio and fixed charge measurement period to be consistent with the amended PNC credit facility dated May 24, 2007.

        On November 8, 2007, the Company entered into an additional capital lease facility with CIT Equipment/Financing, Inc. with a commitment of $25.0 million. The Company is able to fund the purchase of equipment by executing equipment schedules. The equipment schedules typically have a term of 36 months, but for equipment with a MACRS life greater than five years, the lease term can by up to 48 months. The interest rate is based on the three (3) or four (4) year swap rate reported by the Federal Reserve plus 325 basis points or 3.25%. Initially the Company has executed four (4) equipment schedules totaling approximately $16.0 million with an interest rate of 7.72% and monthly payments totaling approximately $0.5 million. The balance at December 31, 2007 was $24.6 million.

        On December 17, 2007, the Company amended the capital lease facility with CIT Equipment/Financing, Inc. Should the Company move leased equipment to Canada, the Company would report certain information to CIT that would allow CIT to secure a first priority lien and security interest in such equipment under Canadian Law. Additionally, an equipment schedule was modified to reflect a change in listed equipment. This did not have a material change in the monthly rental.

        On December 21, 2007, the Company completed the funding of the $25.0 million commitment with CIT Equipment/Financing, Inc. originally entered into on November 8, 2007. The Company executed an additional four (4) equipment schedules totaling $9.0 million with an interest rate of 7.36% and monthly payments totaling approximately $0.3 million.

        On January 24, 2008, the Company amended an equipment schedule to reflect a change in the sales tax rate due to a change in the location of the leased equipment. This did not have a material change in the monthly rental.

  Other

        From time to time, the Company enters into vendor financing arrangements to purchase certain equipment. The equipment purchased from these vendors is paid over a period of time. The total balance of vendor financing arrangements at December 31, 2007 was approximately $11.1 million.

        The Company has made, and expects to continue to make, significant investments in capital expenditures. In 2007, the Company incurred $94.7 million in capital expenditures with 67% in the second half of 2007. Based on current plans, the Company anticipates making capital expenditures of

$64.5 million for 2008, including $46.2 million in the first half of 2008, subject to compliance with debt covenants and operational requirements.

        The Company believes that its current cash balances and anticipated cash flow from its seismic data acquisition and seismic data processing operations, combined with available debt financing, will provide sufficient liquidity to continue operations throughout 2008. While industry conditions have improved, the Company continues to experience significant competition in its markets. Should the Company's current sources of liquidity not meet its operating requirements, the Company would be forced to seek outside sources of capital to meet its operating and capital requirements and/or curtail its capital expenditure program.

Critical Accounting Policies

  Principles of Consolidation

        The consolidated financial statements include the accounts of Geokinetics Inc. and its wholly-owned subsidiaries. All significant intercompany items and transactions have been eliminated in consolidation.

  Use of Estimates in Preparing Consolidated Financial Statements

        Management uses estimates and assumptions in preparing consolidated financial statements in accordance with accounting principles generally accepted in the U.S. Those estimates and assumptions are included in the Company's consolidated financial statements and accompanying notes. The more significant areas requiring the use of management estimates relate to accounting for contracts in process, evaluating the outcome of uncertainties involving claims against or on behalf of the Company, determining useful lives for depreciation and amortization purposes, cash flow projections and fair values used in the determination of asset impairment. While management believes current estimates are reasonable and appropriate, actual results could differ materially from current estimates.

  Fair Values of Financial Instruments

        The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to the short maturity of those instruments. The carrying amount of long-term debt reported in the consolidated balance sheets approximates fair value because, in general, the interest on the underlying debt instruments approximates market rates.

  Revenue Recognition

        The Company's services are provided under cancelable service contracts. Customer contracts for services vary in terms and conditions. Contracts are either "turnkey" or "term" agreements or a combination of the two. Under turnkey agreements or the turnkey portions thereof, the Company recognizes revenue based upon output measures as work is performed. This method requires that the Company recognize revenue based upon quantifiable measures of progress, such as square miles or linear kilometers shot. With respect to those contracts where the customer pays separately for the mobilization of equipment, the Company recognizes such mobilization fees as revenue during the performance of the seismic data acquisition, using the same performance method as for the acquisition work. The Company also receives revenue for certain third party charges under the terms of the service contracts. The Company records amounts billed to customers in revenue as the gross amount including third party charges, if applicable, that are paid by the customer. The Company's turnkey or term contracts do not contain cancellation provisions, which would prevent the Company from being compensated for work performed prior to cancellation due to milestones not being met or work not being performed within a particular timeframe. In some instances, customers are billed in advance of work performed and the Company recognizes the liability as deferred revenue.

        As a result of the nature of the Company's services, the Company from time to time engages with customers in renegotiations or revisions of service contracts, which represent contingent revenues that are recognized only when the amounts have been received or awarded.

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

        The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds either the fair value or the estimated discounted cash flows of the assets, whichever is more readily measurable. At December 31, 2007 and 2006, management deemed no such assets were impaired.

  Goodwill and Intangible Assets

        Goodwill represents the excess of the purchase price over the estimated fair value of the assets acquired net of the fair value of liabilities assumed. Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets requires that intangible assets with indefinite lives, including goodwill, be evaluated on an annual basis for impairment or more frequently if an event occurs or circumstances change which could potentially result in an impairment.

        The impairment test requires the allocation of goodwill and all other assets and liabilities to reporting units. If the fair value of the reporting unit is less than the book value (including goodwill), then goodwill is reduced to its implied fair value and the amount of any write-down is reflected in operations.

        The Company completed its annual impairment review at December 31, 2007. No impairment was deemed necessary. Increases in estimated future costs or decreases in projected revenue could lead to an impairment of all or a portion of the Company's goodwill in future periods.

        Intangible assets that do not have indefinite lives are amortized over their estimated useful lives and also reviewed for impairment at least annually. No impairment was deemed necessary.

        At December 31, 2007 and 2006, intangible assets are presented at a net book value of approximately $3.8 million and $5.4 million with accumulated amortization of $2.3 million and $0.6 million, respectively.

  Income Taxes

        Effective January 1, 2007, the Company adopted FASB Interpretation Number 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which is intended to clarify the accounting for income taxes by prescribing a minimum recognition threshold for a tax position before being recognized in the financial statements. See Note 11, Income Taxes, for further discussion.

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

  Presentation

        On November 3, 2006, the Company completed a reverse stock split of the Company's common stock outstanding at a ratio of one share for every ten shares. All share amounts and per share amounts for all periods presented have been adjusted to reflect the reverse split.

  Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS No. 157 becomes effective for the fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Positions ("FSP") No. 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" and FSP No. 157-2, "Effective Date of FASB Statement No. 157". FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13, "Accounting for Leases," and its related interpretive accounting pronouncements that address leasing transactions, while FSP No. 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until the beginning of the first quarter of 2009. The Company does not expect the adoption of SFAS 157 to have a material effect on its consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115." SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. The Company has not yet determined the estimated impact on its financial condition or results of operations, if any, of adopting SFAS No. 159, which becomes effective for the fiscal years beginning after November 15, 2007.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." SFAS 141(R) established revised principles and requirements for how the Company will recognize and measure assets and liabilities acquired in a business combination. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The Statement is effective for business combinations completed on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which begins January 1, 2009 for the Company. The adoption of SFAS 141(R) is not expected to have a material impact on the Company's results from operation or financial position.

        In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51". SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards. The Statement is effective on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which begins January 1, 2009 for the Company. The adoption of SFAS 160 is not expected to have a material impact on the Company's results from operation or financial position.

  Contractual Obligations

        The following table summarizes the Company's obligations and commitments to make future payments of principal and interest under its long-term debt, capital leases and operating leases for the periods specified as of December 31, 2007 (in thousands).

Contractual Obligations Table

	Total	Less than 1 year	1 - 3 years	4 - 5 years	Over 5 years
Long Term Debt(1)	$55,102	$11,960	$2,605	$40,537	$—
Capital Leases	31,431	11,844	19,587	—	—
Operating Leases(2)	37,393	19,164	10,249	4,348	3,632

Total	$123,926	$42,968	$32,441	$44,885	$3,632

		Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed
		Less than 1 year	1 - 3 years	4 - 5 years	Over 5 years
Standby Letters of Credit	$450	$450	$—	$—	$—

(1)
Includes at expiration only principal balance for PNC Revolver outstanding as of December 31, 2007 and vendor financed capital expenditures. The Revolving Credit and Security Agreement with PNC expires May 24, 2012.

(2)
Includes minimum obligation for marine vessels on renewable 12 month time-charter.

        During 2007, the Company entered into various financing activities as further described in "Liquidity and Capital Resources." The Company also issued a stand by letter of credit totaling $0.45 million which was issued through its credit facility with PNC.

  Off-Balance Sheet Arrangements

        The Company had no off-balance sheet arrangements for the twelve months ended December 31, 2007, that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risks

        In the normal course of operations, the Company is exposed to market risks primarily from credit risk, changes in interest rates and foreign currency exchange rate risks.

  Credit Risk.

        Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of unsecured trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations. Management believed that its unreserved trade receivables at December 31, 2007, are collectible and that its allowance for doubtful accounts is adequate.

        The Company generally provides services to a relatively small group of key customers that account for a significant percentage of its accounts receivable at any given time. The Company's key customers vary over time. The Company extends credit to various companies in the oil and natural gas industry, including its key customers, for the acquisition of seismic data, which results in a concentration of risk. This concentration of credit risk may be affected by changes in the economic or other conditions of the Company's key customers and may accordingly impact its overall credit risk.

        The Company has cash in bank and restricted cash which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes that it is not exposed to any significant credit risk on cash and short-term investments.

  Interest Rate Risk.

        Fluctuations in the general level of interest rates on the Company's current and future fixed and variable debt obligations expose the Company to market risk. The Company is vulnerable to significant fluctuations in interest rates affecting its adjustable rate debt, and any future refinancing of its fixed rate debt and its future debt. At December 31, 2007, the Company was exposed to interest rate fluctuations on its credit facilities carrying variable interest rates.

  Foreign Currency Exchange Rate Risk.

        The Company currently conducts business in multiple foreign countries. As a company that derives a substantial amount of its revenue from sales internationally, the Company is subject to risks relating to fluctuations in currency exchange rates. Fluctuations in the exchange rate of the U.S. dollar against such other currencies have had in the past and can be expected in future periods to have a significant effect upon the Company's results of operations. While the Company attempts to reduce the risks associated with such exchange rate fluctuations, the Company cannot provide assurance that it will be effective in doing so or that fluctuations in the value of the currencies in which the Company operates will not materially affect its results of operations in the future.

Item 8.    Financial Statements and Supplementary Data

        The Company's Annual Consolidated Financial Statements, Notes to Consolidated Financial Statements and the reports of UHY LLP and Fitts Roberts, the Company's independent registered public accounting firms, with respect thereto, referred to in the Table of Contents to Consolidated Financial Statements, appear elsewhere in this document beginning on Page F-1 and are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        During the years ended December 31, 2007 and 2006, there were no disagreements with UHY on any accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of UHY, would have caused it to make reference thereto in connection with their respective reports on the Company's financial statements for such years. No reportable event as described in paragraph (a)(1)(v) of item 304 of Regulation S-K occurred during the years ended December 31, 2007 and 2006.

Item 9A.    Controls and Procedures

        (a)    Evaluation of Disclosure Controls and Procedures.    Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

        The Company's management carried out an evaluation of the effectiveness and design and operation of disclosure controls and procedures (as defined in Rule 14a-15(e) under the Exchange Act) as of December 31, 2007. Based upon the evaluation, the Company's principal executive officer and principal financial officer believe that the Company's disclosure controls and procedures were effective as of December 31, 2007.

        (b)    Management's Report on Internal Control Over Financial Reporting.    The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

  (i)
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  (ii)
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of Company management and directors; and

  (iii)
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

        Under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management believes that as of December 31, 2007, it maintained effective internal control over financial reporting based on COSO criteria. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, has been audited by UHY LLP, the independent registered public accounting firm that also audited the Company's financial statements. UHY's attestation report appears on page F-3.

        (c)    Changes in internal control.    There have not been any changes in the Company's internal control (as defined in the Exchange Act Rule 13a-15(f) of the Securities Exchange Act) during the quarter ending December 31, 2007, that have materially affected or are reasonably likely to materially affect its internal control over financial reporting except for the changes as noted below.

        At the direction of the Board of Directors and the Audit Committee, the Company has invested and continues to invest a significant amount of time and resources to strengthen its control environment. The Company is committed to instilling strong internal control policies and procedures and ensuring that the "tone at the top" fully supports accuracy and completeness in all financial reporting. In support of this position, management continues to have open dialogue and communication with the Audit Committee on matters to improve the design and effectiveness of the Company's internal control over financial reporting for both organizational and process-focused initiatives.

        The Company has begun the process of implementing measures related to enhancing documentation of policies, controls and procedures.

        The Company has enhanced the corporate accounting and reporting functions by creating and filling two new key positions of Tax Director and Internal Audit Manager with professionals highly experienced in their respective areas of expertise, as well as the addition of experienced international and corporate accounting staff.

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

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers

        Set forth below are the names, ages, and positions of the Company's directors and executive officers. On August 15, 2007, Richard F. Miles was named President and Chief Executive Officer and was subsequently appointed to the Board of Directors effective September 21, 2007. Lee Parker was named Executive Vice President of International Operations effective September 4, 2007. Christopher D. Strong was appointed to the Board on May 15, 2007, in conjunction with the Company's listing on the American Stock Exchange and public equity offering. Each of the Company's directors named below, except Christopher D. Strong and Richard F. Miles, were elected at the 2007 Annual Meeting of Stockholders for a term of one year or until their successors are elected. Each of the Company's directors, including Christopher D. Strong and Richard F. Miles, will be nominated at the 2008 Annual Meeting of Stockholders to serve on the Company's Board of Directors for additional one year terms or until their successors are elected.

Name	Age	Position With Company	Office Held Since
William R. Ziegler	65	Chairman (non-executive) and Director	1997
Richard F. Miles	59	President, Chief Executive Officer and Director	2007
Scott A. McCurdy	32	Vice President and Chief Financial Officer	2006
James C. White	48	Executive Vice President—North American Operations	2005
Lee Parker	39	Executive Vice President—International Operations	2007
Christopher M. Harte	60	Director	1997
Steven A. Webster	56	Director	1997
Gary M. Pittman	44	Director	2006
Robert L. Cabes, Jr.	38	Director	2006
Christopher D. Strong	49	Director	2007

        There are no family relationships between any of the Company's directors or executive officers.

        William R. Ziegler, age 65, has served as a member of the Board of Directors since August 1, 1997 and has served as the Chairman (non-executive) since February 2, 1999. Mr. Ziegler is of counsel at the law firm of Satterlee Stephens Burke & Burke, LLP, located in New York, New York. Since June 1994, Mr. Ziegler served as Chairman of the New York law firm of Parson & Brown, L.L.P. which merged with Satterlee Stephens Burke & Burke, LLP effective September 1, 1999. Mr. Ziegler was formerly a partner of Whitman Breed Abbott & Morgan, located in New York, New York from 1993 to May 1994, and of a predecessor law firm, Whitman & Ransom since 1976. Mr. Ziegler is a director and Vice Chairman of Grey Wolf, Inc. (an international land drilling company) and a director of Flotek Industries Inc. (an oil services equipment supplier), a General Partner of Somerset Capital Partners and a Managing Member of Blackhawk Investors II, L.L.C.

        Richard F. Miles, age 59, has served as the President and CEO since August 15, 2007. Prior to that, Mr. Miles was appointed to a new position of Chief Operating Officer ("COO") on March 5, 2007. Prior to joining the Company, Mr. Miles served as Grant's President and Chief Executive Officer since January 2001. During the period 1990 to 2000, he was employed by Tech-Sym Corporation primarily as President and Chief Executive Officer of Syntron Inc. but also within that same period, he was Chief Executive Officer and Director of GeoScience Corporation, Chairman of CogniSeis, Syntron and Symtronix. Prior to that, he was Manager of North and South America Marine and Worldwide Marine Support for Halliburton Geophysical Services. From 1984 to 1988, he was General Manager at Geosource Marine, Inc. and from 1966 to 1984, he held a variety of positions with Geophysical Service, Inc. with increasing responsibilities. Mr. Miles has over 40 years of experience in the seismic services industry.

        Scott A. McCurdy, age 32, has served as the Vice President and Chief Financial Officer ("CFO") since September 8, 2006. Prior to joining the Company, Mr. McCurdy served as Vice President—Finance, Chief Financial Officer, Treasurer and Corporate Secretary of Grant since October 2003. He served as Controller of Grant from July 2001 until he was promoted in October 2003. Prior to that, he served as a senior auditor with Arthur Andersen, LLP focusing on public companies in the oil field services industry, including the seismic industry. Mr. McCurdy is a Certified Public Accountant in the State of Texas. Mr. McCurdy is a member of the Texas Society of Certified Public Accountants and the American Institute of CPAs.

        James C. White, age 48, has served as the President—North American Seismic Operations since the acquisition of Trace on December 1, 2005. On March 5, 2007, Mr. White was appointed to a new position of Executive Vice President. Prior to joining the Company, Mr. White served as Trace's President since February 2004. Prior to that, Mr. White spent 25 years with WesternGeco, a leading seismic company, in a variety of operational roles. Most recently he served as Vice President of WesternGeco for North and South America, where he was responsible for all aspects of that company's operations in North and South America.

        Lee Parker, age 39, was appointed Executive Vice President—International Operations effective September 1, 2007. Mr. Parker previously served as the Vice President—Acquisition Technology & Support for the Company since September 8, 2006. Prior to joining the Company, Mr. Parker served as Vice President—Technology of Grant Geophysical, Inc. since March 2001. During the period September 1993 through March 2001, he served in various technical and managerial roles for Grant in Europe, Africa, South America and the United States. Mr. Parker worked for Southtrim Autoclaves Ltd, a pharmaceutical equipment manufacturer, for five years prior to joining Grant.

        Christopher M. Harte, age 60, is a private investor and has served as a member of the Board of Directors since August 1, 1997. From 1992 to 1994, Mr. Harte was the President of Portland Newspapers, Inc. Mr. Harte is a director of several corporations, including Harte-Hanks, Inc. (a direct marketing and shopper publishing company), and is an Investor Member of Blackhawk Investors II, L.L.C.

        Steven A. Webster, age 56, has served as a member of the Board of Directors since August 1, 1997. Mr. Webster serves as President and Co-Managing Partner of Avista, which makes private equity investments in energy, healthcare and media. Mr. Webster serves as Chairman of Carrizo Oil & Gas, Inc., Basic Energy Services, Inc. and Solitario Resources Corp. He also serves on the boards of Seacor Holdings, Grey Wolf, Inc., Hercules Offshore, Inc. and Encore Bancshares Inc. Mr. Webster serves as Trust Manager of Camden Property Trust. He is also a General Partner of Somerset Capital Partners and a Managing Member of Blackhawk Investors II, L.L.C. From 2000 to 2005, Mr. Webster served as Chairman of Global Energy Partners, an affiliate of Credit Suisse. He was a founder and served as Chief Executive Officer of Falcon Drilling Company, Inc. and its successor, R&B Falcon Corporation from January 1988 to June 1999.

        Gary M. Pittman, age 44, is a private investor has served as a member of the Board of Directors since March 8, 2006. From 1987 to 1995, Mr. Pittman was Vice President of the Energy Recovery Fund, a $180 million private equity fund focused on the energy industry. Mr. Pittman is a director and Compensation Committee chair of Flotek Industries Inc. and a director and Audit Committee chair of Quest Energy Partners. Mr. Pittman has served as a Director and Audit Committee member of Czar Resources, Ltd., a public Canadian exploration and production company,,Secretary, Vice President and Director of Sub Sea International, an offshore robotics and diving company, BioSafe Technologies, a developer of non-toxic insecticides, and owned and operated an oil and gas production and gas gathering company in Montana.

        Robert L. Cabes, Jr. age 38, has served as a member of the Board of Directors since November 2, 2006. Mr. Cabes is a Partner of Avista Capital Holdings, L.P., a private equity firm focused on investments in the energy, media and healthcare sectors. From April 2001 to June 2005, Mr. Cabes served as Principal of Global Energy Partners, or GEP, a specialty group within Credit Suisse's asset management business that made investments in energy companies. Prior to joining GEP, Mr. Cabes was with Credit Suisse and Donaldson, Lufkin and Jenrette's Investment Banking Division (prior to its acquisition by Credit Suisse in 2000) where he worked on debt and equity securities underwriting and mergers and acquisitions for energy companies. Before joining Donaldson, Lufkin and Jenrette, Mr. Cabes spent six years with Prudential Securities in its energy corporate finance group. He is currently a Director of Celtique Energie, Ltd, Manti Exploration, MedServe, Inc. and Pinnacle Gas Resources, Inc. Mr. Cabes is a CFA charterholder.

        Christopher D. Strong, age 49, has served as a member of the Board of Directors since May 15, 2007. Mr. Strong is the President and Chief Executive Officer of Union Drilling, Inc., an operator of land-based drilling rigs based in Fort Worth, TX, and has served in that capacity since April 2004. From June 1, 2003 to April 1, 2004, Mr. Strong served as Union Drilling's President and Treasurer. From May 1999 to June 1, 2003, he served as the Union Drilling's Vice President and Chief Financial Officer. Mr. Strong has over 16 years experience in the oil and natural gas industry. From 1994 until he joined Union, he served in various capacities at Hvide Marine, a marine oilfield service company, most recently as Vice President-Finance and Treasurer. From 1990 through 1994, Mr. Strong was Treasurer of Port Everglades, a seaport with one of the largest non-refinery petroleum tank farms in the country. Mr. Strong also served as an officer in the U.S. Navy.

        The information required by Item 10 is incorporated by reference to the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held on July 30, 2008, which the Company expects to file with the Securities and Exchange Commission (the "SEC") within 120 days after December 30, 2007.

        The Company's Code of Business Conduct and Ethics was adopted by the Board of Directors on December 28, 2006, and applies to the Company's directors, officers and employees, including the principal executive officer and principal financial officer. The Company's Code of Business Conduct and Ethics is available on the Company's website and www.geokinetics.com under "Investor Relations" and "Corporate Governance."

        The certifications of the Company's chief executive officer and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are attached as Exhibits 31.A and 31.B to this report.

Item 11.    Executive Compensation

        The information required by Item 11 is incorporated by reference to the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held on July 30, 2008, which the Company expects to file with the SEC within 120 days after December 30, 2007.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required with respect to the Company's equity compensation plans is set forth in Item 5 of this Form 10-K. The information required by Item 12 is incorporated by reference to the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held on July 30, 2008, which the Company expects to file with the SEC within 120 days after December 30, 2007.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        The information required by Item 13 is incorporated by reference to the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held on July 30, 2008, which the Company expects to file with the SEC within 120 days after December 30, 2007.

Item 14.    Principal Accounting Fees and Services

        The information required by Item 14 is incorporated by reference to the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held on July 30, 2008, which the Company expects to file with the SEC within 120 days after December 30, 2007.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
List of documents as part of this Report:

        (1)   Consolidated Financial Statements and Report of Independent Public Accounting Firm: See Index on page F-1.

        (2)   Financial Statements Schedule.

        All other schedules are omitted as they are inapplicable or the required information is furnished in the Company's Consolidated Financial Statements or the Notes thereto.

        (3)    Exhibits (items indicated by * are filed herewith)

2.1
Form of Securities Purchase Agreement, dated November 30, 2004 by and among the Company and the Investors named therein (incorporated by reference from Exhibit 2.1 to Form 8-K filed on December 6, 2004 (file no. 00009268) ).
3.1
Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3(a) to Amendment No. 1 to the Company's Registration Statement on Form S-3 filed on March 25, 1980 (file no. 000-09268)).
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
3.5*	Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on November 3, 2006.
3.6	Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.5 to Form 10-KSB filed on March 31, 1998 (file no. 000-09268)).
3.7	Amendment to the Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.1 to Form 8-K filed on May 17, 2007 (file no. 000-09268)).
4.1	Form of Certificate of Designation of Series A Senior Convertible Preferred Stock (incorporated by reference from Exhibit 4.1 to Form 8-K filed on December 6, 2004 (file no. 000-09268)).
4.2
Form of Registration Rights Agreement, dated November 30, 2004 by and among the Company and the Investors named therein (incorporated by reference from Exhibit 4.2 to Form 8-K filed on December 6, 2004 (file no. 00009268) ).
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
10.2
Consulting Agreement dated as of April 25, 1997 executed by the Company and William R. Ziegler (incorporated by reference from Exhibit VI to the Schedule 13D filed by William R. Ziegler on May 5, 1997 (file no. 005-32355) ).
10.3
Securities Purchase and Exchange Agreement dated as of July 18, 1997 among the Company, Blackhawk Investors, L.L.C., William R. Ziegler, and Steven A. Webster (incorporated by reference from Exhibit 2.1 to Form 8-K filed on August 5, 1997 (file no. 000-09268)).
10.4
Investment Monitoring Agreement dated July 18, 1997, between the Company and Blackhawk Capital Partners, L.P. (incorporated by reference from Exhibit 10.2 to Form 8-K filed on August 5, 1997 (file no. 000-09268) ).
10.5
Letter Agreement regarding Additional Investment dated July 24, 1997, between the Company and Blackhawk Investors, L.L.C. (incorporated by reference from Exhibit 2.3 to Form 8-K filed on August 5, 1997 (file no. 000-09268) ).
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
10.8
Registration Rights Agreement dated May 2, 2003 by and among the Company, Valentis SB, LP, Blackhawk II, LLC, GeoLease and certain former holders of the Company's Senior Secured Notes Due 2003 (incorporated by reference from Exhibit V to Schedule 13D filed on May 12, 2003 (file no. 000-09268)).
10.9
Co-Sale Agreement dated May 2, 2003 by and among the Company, GeoLease Partners, LP, certain former holders of the Company's Senior Secured Notes Due 2003 Noteholders and persons affiliated with Blackhawk Investors II, LLC notes (incorporated by reference from Exhibit VI to Schedule 13D filed on May 12, 2003 (file no. 000-09268)).
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
10.23
First Amendment to Stock Purchase Agreement dated November 30, 2005, among the Company, SCF-III, L.P. and James White (incorporated by reference from Exhibit 10.4 to Form 8-K filed on December 12, 2005 (file no. 00009268) ).
10.24
Registration Rights Agreement dated November 30, 2005, among the Company, SCF-III, L.P. and James White (incorporated by reference from Exhibit 10.5 to Form 8-K filed on December 12, 2005 (file no. 000-09268) ).
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
10.28
First Amendment to the Registration Rights Agreement dated March 28, 2006, among the Company and each purchaser therein (incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 3, 2006 (file no. 00009268) ).
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
10.33
Registration Rights Agreement, dated September 8, 2006, by and among Geokinetics Inc. and the Holders named therein (Incorporated by reference from Exhibit 10.2 to Form 8-K filed on September 14, 2006 (file no. 000-09268) ).
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
10.43
Intercreditor Agreement, among PNC Bank, National Association ("PNC"), Wells Fargo Bank, National Association, and Geokinetics Inc. (Incorporated by reference from Exhibit 10.5 to Form 8-K filed on December 21, 2006 (file no. 000-09268)).
10.44	Employment Agreement, dated March 8, 2007 between Geokinetics Inc. and David A. Johnson (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on March 14, 2007 (file no. 000-09268)).
10.45
Underwriting Agreement, dated May 10, 2007 among Geokinetics Inc., RBC Capital Markets Corporation, UBS Securities LLC, Howard Weil Incorporated, and Raymond James & Associates, Inc. (Incorporated by reference from Exhibit 1.1 to Form 8-K filed on May 17, 2007 (file no. 000-09268)).
10.46
Second Amended and Restated Revolving Credit, Capex Loan and Security Agreement dated May 24, 2007 by and among PNC Bank, National Association, Geokinetics Inc. and its principal subsidiaries (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on June 1, 2007 (file no. 000-09268)).
10.51
Letter Agreement, dated August 15, 2007, between Geokinetics Inc. and David A. Johnson terminating Mr. Johnson's employment and resignation as President, Chief Executive Officer and as an employee (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on August 21, 2007 (file no. 000-09268)).
14.1	Code of Ethics
17.1
Letter of Resignation of David A. Johnson resigning as an officer and director of Geokinetics Inc. and its subsidiaries dated August 15, 2007 (Incorporated by reference from Exhibit 17.1 to Form 8-K filed on August 21, 2007 (file no. 000-09268)).
21.1*	Subsidiaries of the Company.
24.2	Power of Attorney
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, filed herewith.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, filed herewith.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOKINETICS INC.
Date: March 11, 2008	By:	/s/ RICHARD F. MILES Richard F. Miles President and Chief Executive Officer
Date: March 11, 2008	By:	/s/ SCOTT A. MCCURDY Scott A. McCurdy Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RICHARD F. MILES Richard F. Miles	President, Chief Executive Officer, and Director	March 11, 2008
/s/ SCOTT A. MCCURDY Scott A. McCurdy	Vice President and Chief Financial Officer	March 11, 2008
/s/ WILLIAM R. ZIEGLER William R. Ziegler	Director (Non-executive Chairman)	March 11, 2008
/s/ STEVEN A. WEBSTER Steven A. Webster	Director	March 11, 2008
/s/ CHRISTOPHER M. HARTE Christopher M. Harte	Director	March 11, 2008
/s/ GARY M. PITTMAN Gary M. Pittman	Director	March 11, 2008
/s/ ROBERT L. CABES, JR. Robert L. Cabes, Jr.	Director	March 11, 2008
/s/ CHRISTOPHER D. STRONG Christopher D. Strong	Director	March 11, 2008

GEOKINETICS INC. AND SUBSIDIARIES

ANNUAL CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

        Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management believes that as of December 31, 2007, we maintained effective internal control over financial reporting based on COSO criteria.

Management's Certifications

        The Certifications of Geokinetics' Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31 and 32 in Geokinetics' Form 10-K.

Geokinetics Inc.
By:	/s/ RICHARD F. MILES Richard F. Miles Chief Executive Officer
By:	/s/ SCOTT A. MCCURDY Scott A. McCurdy Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Geokinetics Inc. and Subsidiaries;

        We have audited the accompanying consolidated balance sheets of Geokinetics Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity and other comprehensive income and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Geokinetics Inc. and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 11 to the consolidated financial statements, effective January 1, 2007, the Company adopted FASB Interpretations FIN 48: Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109 and discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards 123R: Accounting for Stock Based Compensation.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Geokinetics Inc. and subsidiaries' internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2008 expressed an unqualified opinion thereon.

/s/ UHY LLP
Houston, Texas March 11, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Geokinetics Inc. and Subsidiaries;

        We have audited Geokinetics Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Geokinetics Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting of Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Geokinetics Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Geokinetics Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2007, and our report dated March 11, 2008 expressed an unqualified opinion thereon.

/s/ UHY LLP
Houston, Texas March 11, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Geokinetics Inc. and Subsidiaries
Houston, Texas

        We have audited the accompanying consolidated statements of operations, stockholders' deficit, other comprehensive loss and cash flows for the year ended December 31, 2005, of Geokinetics Inc. and Subsidiaries. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audit in accordance with auditing standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations of Geokinetics Inc. and subsidiaries and their cash flows for the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ FITTS ROBERTS & CO., P.C.

Houston, Texas

        April 17, 2006, except for paragraph 4 of Note 1, for which the date is June 8, 2006 and paragraph 7 of Note 9, for which the date is July 19, 2006.

GEOKINETICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands)

ASSETS

	December 31, 2007	December 31, 2006
Current assets:
Cash and cash equivalents	$15,125	$20,404
Restricted cash	1,358	1,655
Accounts receivable:
Trade, net of allowance for doubtful account of $1,271 and $699 as of December 31, 2007 and 2006, respectively	57,425	40,880
Unbilled	6,201	16,166
Other	4,192	7,769
Inventories	600	519
Deferred costs	4,860	4,810
Prepaid expenses and other current assets	7,335	5,708

Total current assets	97,096	97,911

Property and equipment	231,105	148,491
Less: Accumulated depreciation and amortization	(53,804)	(31,889)

Property and equipment, net	177,301	116,602

Other assets:
Goodwill	73,414	73,414
Intangible assets, net	3,767	5,422
Investments, at cost	984	1,100
Deferred financing costs, net	880	4,587
Other assets, net	879	597

Total other assets	79,924	85,120

Total assets	$354,321	$299,633

See accompanying notes to the consolidated financial statements.

GEOKINETICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands)

GEOKINETICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(In Thousands, except share and per share data)

LIABILITIES, MEZZANINE
AND STOCKHOLDERS' EQUITY

	December 31, 2007	December 31, 2006
Current liabilities:
Short-term debt and current portion of long-term debt and capital lease obligations	$19,560	$3,552
Accounts payable	19,379	42,924
Accrued liabilities	25,949	22,331
Deferred revenue	14,562	12,201
Income taxes payable	5,010	2,437

Total current liabilities	84,460	83,445
Long-term debt and capital lease obligations, net of current portion	60,352	113,617
Deferred income taxes	16,521	16,514
Other liabilities	1,097	1,385

Total liabilities	162,430	214,961

Commitments and contingencies	—	—
Mezzanine equity:
Preferred stock, Series B Senior Convertible, $10.00 par value; 247,529 shares issued and outstanding as of December 31, 2007 and 228,683 shares issued and outstanding as of December 31, 2006	60,926	56,077

Total mezzanine equity	60,926	56,077

Stockholders' equity:
Common stock, $.01 par value; 100,000,000 shares authorized, 10,471,944 shares issued and 10,315,982 shares outstanding as of December 31, 2007 and 5,733,227 shares issued and 5,543,327 shares outstanding as of December 31, 2006	105	57
Additional paid-in capital	191,212	72,926
Accumulated deficit	(60,372)	(44,436)
Accumulated other comprehensive income	20	48

Total stockholders' equity	130,965	28,595

Total liabilities, mezzanine and stockholders' equity	$354,321	$299,633

See accompanying notes to the consolidated financial statements.

GEOKINETICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except share and per share data)

	Year Ended December 31,
	2007	2006	2005
Revenue:
Seismic acquisition	$346,829	$217,997	$58,177
Data processing	10,848	7,186	3,998

Total revenue	357,677	225,183	62,175

Expenses:
Seismic acquisition	280,238	177,009	51,017
Data processing	10,562	8,780	6,335
Depreciation and amortization	32,352	12,965	1,481
General and administrative	35,717	17,525	3,406

Total expenses	358,869	216,279	62,239
Loss on disposal of property and equipment	(1,556)	(798)	—
Gain on insurance claim	2,128	2,145	—

(Loss) income from operations	(620)	10,251	(64)

Other income (expenses):
Interest income	1,017	479	116
Interest expense	(9,265)	(11,298)	(474)
Loss on redemption of floating rate notes	(6,936)	—	—
Warrant expense	—	(376)	(1,386)
Foreign exchange gain (loss)	1,574	(231)	—
Other, net	546	233	(63)

Total other income (expenses), net	(13,064)	(11,193)	(1,807)

Loss before income taxes	(13,684)	(942)	(1,871)

Provision for income taxes:
Current expense (benefit)	2,245	2,414	(165)
Deferred expense	7	820	216

Total provision for income taxes	2,252	3,234	51

Net loss	(15,936)	(4,176)	(1,922)
Returns to preferred stockholders:
Dividend and accretion costs	(4,866)	(206)	(159)

Loss applicable to common stockholders	$(20,802)	$(4,382)	$(2,081)

Loss per common share:
Basic	$(2.44)	$(0.81)	$(0.95)
Diluted	$(2.44)	$(0.81)	$(0.95)
Weighted average common shares outstanding:
Basic	8,512,862	5,384,388	2,182,350
Diluted	8,512,862	5,384,388	2,182,350

See accompanying notes to the consolidated financial statements.

GEOKINETICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(In Thousands, except share and per share data)

GEOKINETICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AND OTHER COMPREHENSIVE INCOME (LOSS)

(In thousands, except share data)

	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders Equity
Balance at December 31, 2004	1,899,211	$190	$35,770	$(38,338)	$—	$(2,378)
Exercise of options	800	—	4	—	—	4
Sale of securities	2,467,000	247	25,402	—	—	25,649
Temporary equity classification	—	—	(25,648)	—	—	(25,648)
Purchase of Trace	100,000	10	2,090	—	—	2,100
Costs of sale of common stock	—	—	(1,861)	—	—	(1,861)
Conversion of preferred stock	883,298	88	2,469	—	—	2,557
Stock-based compensation	—	—	522	—	—	522
Accretion of preferred issuance costs	—	—	(22)	—	—	(22)
Accrual of preferred dividend	—	—	(138)	—	—	(138)
Currency translation adjustment	—	—	—	—	(13)	(13)
Net loss	—	—	—	(1,922)	—	(1,922)

Balance at December 31, 2005	5,350,309	535	38,588	(40,260)	(13)	(1,150)
Exercise of options	193,062	16	219	—	—	235
Stock-based compensation	—	—	1,627	—	—	1,627
Effect of reverse stock split	—	(496)	496	—	—	—
Restricted stock issued	189,900	2	—	—	—	2
Reclassification of temporary equity and warrants	—	—	32,223	—	—	32,223
Accretion of preferred issuance costs	—	—	(6)	—	—	(6)
Accrual of preferred dividend	—	—	(200)	—	—	(200)
Costs of issuance of common stock	(44)	—	(21)	—	—	(21)
Currency translation adjustment	—	—	—	—	61	61
Net loss	—	—	—	(4,176)	—	(4,176)

Balance at December 31, 2006	5,733,227	57	72,926	(44,436)	48	28,595
Exercise of options	94,500	1	595	—	—	596
Stock-based compensation	—	—	3,714	—	—	3,714
Restricted stock issued	79,010	1	—	—	—	1
Issuance of common stock	4,565,207	46	127,671	—	—	127,717
Costs of issuance of common stock	—	—	(8,828)	—	—	(8,828)
Accretion of preferred issuance costs	—	—	(138)	—	—	(138)
Accrual of preferred dividend	—	—	(4,728)	—	—	(4,728)
Currency translation adjustment	—	—	—	—	(28)	(28)
Net loss	—	—	—	(15,936)	—	(15,936)

Balance at December 31, 2007	10,471,944	$105	$191,212	$(60,372)	$20	$130,965

See accompanying notes to the consolidated financial statements.

GEOKINETICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, unless otherwise noted)

	Year Ended December 31,
	2007	2006	2005
OPERATING ACTIVITIES
Net loss	$(15,936)	$(4,176)	$(1,922)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	32,352	12,965	1,481
Loss on redemption of floating rate notes and amortization of deferred financing costs	7,811	(4,608)	—
Stock-based compensation	3,714	1,627	522
Gain on sale of assets and insurance claims	(572)	(1,347)	—
Conversion of bridge loan interest to preferred stock	—	2,171	—
Deferred income taxes	7	781	—
Warrant expense	—	—	1,386
Changes in operating assets and liabilities:
Restricted cash	297	(1,272)	—
Accounts receivable	(3,003)	(17,095)	(8,107)
Prepaid expenses and other assets	(2,788)	(2,348)	(71)
Accounts payable	(24,808)	19,973	4,834
Accrued liabilities, deferred revenue and other liabilities	8,225	5,920	2,646

Net cash provided by operating activities	5,299	12,591	769

INVESTING ACTIVITIES
Proceeds from disposal of property and equipment and insurance claim	3,939	40	—
Purchases and acquisition of property and equipment	(58,413)	(24,882)	(579)
Purchases of property and equipment under capital lease obligations	—	(278)	(464)
Purchase of Trace Energy Services, net of cash acquired	—	—	(14,342)
Purchase of Grant Geophysical, net of cash acquired	—	(112,750)	—

Net cash used in investing activities	(54,474)	(137,870)	(15,385)

FINANCING ACTIVITIES
Proceeds from issuance of debt	198,455	284,060	2,244
Preferred stock conversion premium	—	(1,100)	—
Proceeds from exercised options	596	237	29,284
Proceeds from common stock issuance, net	118,889	—	—
Payments on capital lease obligations	(8,845)	(7,747)	(3,282)
Payments on debt	(151,856)	(140,829)	(4,987)
Redemption of floating rate notes	(113,315)	—	—

Net cash provided by financing activities	43,924	134,621	23,259

Effects of exchange rate changes on cash and cash equivalents	(28)	61	(42)

Net (decrease) increase in cash	(5,279)	9,403	8,601
Cash at beginning of year	20,404	11,001	2,400

Cash at end of year	$15,125	$20,404	$11,001

Supplemental disclosures of cash flows information (in thousands):

	Year ended December 31,
	2007	2006	2005
Effect of reverse stock split	$—	$496	$—
Purchases of property and equipment under capital lease obligations and vendor financings, net of down payments	36,264	6,620	4,007
Purchases of property and equipment through trade-in of equipment	—	1,200	—
Conversion of long-term debt to preferred stock	—	57,171	—
Trace purchase price adjustments	—	1,929	—
Reclassification of temporary equity and warrants	—	32,223	—
Interest paid (includes $3.3 million for redemption of floating rate notes in 2007)	11,926	2,301	474
Income taxes paid	392	2,416	—

See accompanying notes to the consolidated financial statements.

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:    Organization

        Geokinetics Inc. (collectively with its subsidiaries, the "Company"), a Delaware corporation, founded in 1980, is based in Houston, Texas. The Company is a global provider of seismic data acquisition services and leader in land, marsh and swamp ("Transition Zone") and shallow water environments to the oil and natural gas industry. In addition, the Company provides seismic data processing and interpretation services to complement its data acquisition services. Seismic data is used by oil and natural gas exploration and production ("E&P") companies to identify and analyze drilling prospects and maximize successful drilling. The Company, which has been operating in some regions for over twenty years, provides seismic data acquisition services in the Gulf Coast, Mid-Continent, California, Appalachian and Rocky Mountain regions of the United States, Western Canada, Canadian Arctic, as well as internationally in Central and South America, Africa, the Middle East, Australia/New Zealand and the Far East. The Company primarily performs three-dimensional ("3D") seismic data surveys for customers in the oil and natural gas industry, which include many national oil companies, major international oil companies and smaller independent E&P companies. The Company's crews performing the surveys are scalable and specifically configured for every project. In addition, the Company performs a significant amount of work for seismic data library companies that acquire seismic data to license to E&P companies rather than for their own use.

NOTE 2:    Basis of Presentation and Significant Accounting Policies

  Principles of Consolidation

        The consolidated financial statements include the accounts of Geokinetics Inc. and its wholly-owned subsidiaries. All significant intercompany items and transactions have been eliminated in consolidation.

  Basis of Accounting

        The consolidated financial statements of the Company have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

  Cash and Cash Equivalents

        For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

  Restricted Cash

        Restricted cash consists of short-term investments, primarily certificates of deposit, carried at cost, which approximate market. Restricted cash serves as collateral for standby letters of credit and performance guarantees that provide financial assurance the Company will fulfill its obligations related primarily to international contracts.

  Allowance for Doubtful Accounts

        The Company performs credit evaluations of it's customers' current credit worthiness, as determined by the review of available credit information. Such credit losses have historically been within expectations and the provisions established by the Company. The cyclical nature of the

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2:    Basis of Presentation and Significant Accounting Policies (Continued)

Company's industry may affect the Company's customers' operating performance and cash flows, which could impact the Company's ability to collect on these obligations. Additionally, some of the Company's customers are located in certain international areas that are inherently subject to economic, political and civil risks, which may impact the Company's ability to collect receivables. The Company reviews accounts receivable on a quarterly basis to determine the reasonableness of the allowance. Provisions for doubtful accounts were $1,025, $805 (including $413 assumed from Grant upon acquisition) and $0 and write-offs against the allowance for doubtful accounts were $453, $106 and $0 for the years ended December 31, 2007, 2006 and 2005, respectively. The allowance for doubtful accounts was $1,271 and $699 at December 31, 2007 and 2006, respectively.

  Inventories

        Inventories include only items necessary for the Company to provide seismic data acquisition services to its customers, and are carried at cost.

  Property and Equipment

        Property and equipment is recorded at cost. Property and equipment acquired in a business combination is recorded at fair value at the date of acquisition. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets or the lesser of the lease term, as applicable. Repairs and maintenance, which are not considered betterments and do not extend the useful life of property, are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation or amortization are removed from the accounts and the resulting gain or loss is reflected in operations.

        The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds either the fair value or the estimated discounted cash flows of the assets, whichever is more readily measurable. At December 31, 2007 and 2006, management deemed no such assets were impaired.

  Goodwill and Intangible Assets

        Goodwill represents the excess of the purchase price over the estimated fair value of the assets acquired net of the fair value of liabilities assumed. Statements of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, requires intangible assets with indefinite lives, including goodwill, be evaluated on an annual basis for impairment or more frequently if an event occurs or circumstances change which could potentially result in an impairment.

        The impairment test requires the allocation of goodwill and all other assets and liabilities to reporting units. If the fair value of the reporting unit is less than the book value, including goodwill, then goodwill is reduced to its implied fair value and the amount of any write-down is reflected in operations.

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2:    Basis of Presentation and Significant Accounting Policies (Continued)

        The Company completed it's annual impairment review at December 31, 2007. No impairment was deemed necessary. Increases in estimated future costs or decreases in projected revenue could lead to an impairment of all or a portion of the Company's goodwill in future periods.

        Intangible assets that do not have indefinite lives are amortized over their estimated useful lives and also reviewed for impairment at least annually. No impairment was deemed necessary.

        The Company's intangible assets, excluding goodwill, consists of customer relationships acquired through the acquisition of Trace Energy Services, Ltd. ("Trace") in December 2005 valued at $1.2 million, customer relationships and data library acquired through the acquisition of Grant Geophysical, Inc ("Grant") in September 2006 valued at $4.8 million combined.

        At December 31, 2007 and 2006, the Company's intangible assets are presented at a net book value of approximately $3.8 million and $5.4 million, respectively, with accumulated amortization of $2.3 million and $0.6 million.

  Investments

        The Company's subsidiary in Colombia is engaged in two joint venture agreements to provide drilling, shooting and recording of 3D seismic services, whereby the Company will be entitled to royalties equivalent to 3.2% and 2.0% respectively, on the net profits on 100% of the production of petroleum substances from any successful wells over the contracted areas. Both ventures are in the development stage. The Company accounts for such investments using the cost method of accounting.

  Deferred Financing Costs

        Deferred financing costs include costs related to the issuance of debt which are amortized to interest expense using the straight-line method, which approximates the interest method, over the maturity periods of the related debt.

        During 2007, the Company amortized $4.5 million of deferred financing costs which included $3.6 million written off upon redemption of the floating rate notes (see Note 4).

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

  Fair Value of Financial Instruments

        The Company's financial instruments consist of cash and cash equivalents, including restricted cash, accounts receivable, accounts payable and short-term and long-term debt. The carrying amounts

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2:    Basis of Presentation and Significant Accounting Policies (Continued)

reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable and short-term debt approximate fair values due to the short maturity of those instruments. The carrying amount of long-term debt reported in the consolidated balance sheets approximates fair value because, in general, the interest on the underlying debt instruments approximates market rates.

  Revenue Recognition

        The Company's services are provided under cancelable service contracts. Customer contracts for services vary in terms and conditions. Contracts are either "turnkey" or "term" agreements or a combination of the two. Under turnkey agreements or the turnkey portions thereof, the Company recognizes revenue based upon output measures as work is performed. This method requires that the Company recognize revenue based upon quantifiable measures of progress, such as square miles or linear kilometers shot. With respect to those contracts where the customer pays separately for the mobilization of equipment, the Company recognizes such mobilization fees as revenue during the performance of the seismic data acquisition, using the same performance method as for the acquisition work. The Company also receives revenue for certain third party charges under the terms of the service contracts. The Company records amounts billed to customers in revenue as the gross amount including third party charges, if applicable, that are paid by the customer. The Company's turnkey or term contracts do not contain cancellation provisions, which would prevent the Company from being compensated for work performed prior to cancellation due to milestones not being met or work not being performed within a particular timeframe. In some instances, customers are billed in advance of work performed and the Company recognizes the liability as deferred revenue.

        As a result of the nature of the Company's services, the Company from time to time engages with customers in renegotiations or revisions of service contracts, which represent contingent revenues that are recognized only when the amounts have been received or awarded.

        Deferred revenue consists primarily of customer payments made in advance of work done, milestone billings and mobilization revenue amortized over the term of the related contract.

  Foreign Exchange Gains and Losses

        The U.S. dollar is the Company's primary functional currency in all foreign locations with the exception of the Company's United Kingdom ("UK") operation. In accordance with SFAS No. 52, Foreign Currency Translation, those foreign entities (other than the UK) translate property and equipment (and related depreciation) and inventories into U.S. dollars at the exchange rate in effect at the time of their acquisition, while other assets and liabilities are translated at year-end rates. Operating results (other than depreciation) are translated at the average rates of exchange prevailing during the year. Re-measurement gains and losses are included in the determination of net income (loss) and are reflected in "Other income (expenses)" in the accompanying consolidated statements of operations. The UK subsidiary uses the UK sterling as the functional currency and translates all monetary assets and liabilities at year-end exchange rates, and operating results at average exchange rates prevailing during the year. Adjustments resulting from the translation of UK assets and liabilities are presented as "Accumulated Other Comprehensive Income (Loss)" in the accompanying consolidated statements of stockholders' equity (deficit) and other comprehensive income (loss) (See Note 7).

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2:    Basis of Presentation and Significant Accounting Policies (Continued)

        Effective January 1, 2007, changed its functional currency from the Canadian dollar to the U.S. dollar. Accumulated Other Comprehensive Income (Loss) reported in the consolidated statements of stockholders' equity (deficit) and other comprehensive income (loss) before January 1, 2007, totaled approximately $48,000 of cumulative foreign currency translation adjustment related to the Canadian subsidiary prior to changing the functional currency.

        Effective January 1, 2008, the functional currency of the UK subsidiary was changed from the UK sterling to the U.S. dollar. Accumulated Other Comprehensive Income (Loss) reported in the consolidated statements of stockholder's equity (deficit) and other comprehensive income (loss) before January 1, 2008, totaled approximately ($28,000) of cumulative foreign currency translation adjustment related to the UK subsidiary prior to changing the functional currency.

  Income (Loss) Per Common Share

        The Company presents earnings per share in accordance with SFAS No. 128, Earnings Per Share. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are similar to the previously reported fully diluted earnings per share. Basic income (loss) per common share is computed based on the weighted average number of common shares outstanding during the respective years. Stock options, stock warrants and convertible preferred stock are included in the calculation of diluted income (loss) per common share.

  Stock-Based Compensation

        The Company adopted SFAS No. 123(R), Share-Based Payment, effective January 1, 2006. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values. Compensation cost for awards granted prior to, but not vested, as of January 1, 2006, would be based on the grant date attributes originally used to value those awards for pro forma purposes under SFAS No. 123, Accounting for Stock-Based Compensation. The Company adopted SFAS No. 123(R) using the modified prospective transition method, utilizing the Black-Scholes option pricing model for the calculation of the fair value of employee stock options. Under the modified prospective method, the Company would record compensation cost related to unvested stock awards at December 31, 2005, by recognizing the unamortized grant date fair value of these awards over the remaining vesting periods of those awards with no change in historical reported earnings.

        Prior to January 1, 2006, the Company accounted for stock-based compensation using Accounting Principles Board Opinions ("APB") No. 25. Under APB No. 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, the Company adopted the disclosure-only provisions of SFAS No. 123. The Company also adopted the disclosure-only provisions of SFAS No. 123 for the stock options granted to employees and directors.

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2:    Basis of Presentation and Significant Accounting Policies (Continued)

        The following table reflects pro forma net loss and loss per common share had the Company elected to adopt the fair value approach of SFAS No. 123 (in thousands, except per share data):

December 31, 2005
Loss applicable to common stockholders, as reported	$(2,081)
Plus: stock-based compensation expense, as reported, net of tax	522
Less: stock-based compensation expense determined under the fair value method, net of tax	(1,435)

Loss applicable to common stockholders, pro forma	$(2,994)

Basic and diluted loss per common share:
As reported	$(0.95)
Pro forma	$(1.37)

        The weighted average estimated fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $11.62, $30.10 and $1.86, respectively. The fair value of each option granted is estimated on the date of grant, using the Black-Scholes option pricing model. The model assumes the following volatility and risk-free interest rates:

	2007	2006	2005
Volatility	57%	159%	159%
Risk-free interest rate	3.62%	4.51%	4.44%

        As the Company has not declared dividends since it became a public entity, no dividend yield was used. The expected life of the options granted is a weighted average term of 6 years, 10 years and 6.2 years for 2007, 2006 and 2005.

  Research and Development Costs

        Research and development costs are expensed as incurred as data processing expenses and totaled approximately $1,012,000, $1,082,000 and $1,057,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

  Advertising Costs

        Advertising and promotional costs are expensed as incurred. Total advertising and promotional expenses for the years ended December 31, 2007, 2006 and 2005 were approximately $573,000, $390,000, and $77,000, respectively.

  Use of Estimates

        Management uses estimates and assumptions in preparing consolidated financial statements in accordance with accounting principles generally accepted in the U.S. Those estimates and assumptions are included in the Company's consolidated financial statements and accompanying notes. The more significant areas requiring the use of management estimates relate to accounting for contracts in process, evaluating the outcome of uncertainties involving claims against or on behalf of the Company,

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2:    Basis of Presentation and Significant Accounting Policies (Continued)

determining useful lives for depreciation and amortization purposes, cash flow projections and fair values used in the determination of asset impairment. While management believes current estimates are reasonable and appropriate, actual results could differ materially from current estimates.

  Reclassifications and Additional Disclosures

        Certain reclassifications of previously reported information have been made to conform to the current year presentation.

        On November 3, 2006, the Company completed a reverse stock split of the Company's common stock outstanding at a ratio of one share for every ten shares. All share amounts and per share amounts for all periods presented have been adjusted to reflect the reverse split.

  Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS No. 157 becomes effective for the fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Positions ("FSP") No. 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" and FSP No. 157-2, "Effective Date of FASB Statement No. 157". FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13, "Accounting for Leases," and its related interpretive accounting pronouncements that address leasing transactions, while FSP No. 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until the beginning of the first quarter of 2009. The Company does not expect the adoption of SFAS 157 to have a material effect on its consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115." SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. The Company has not yet determined the estimated impact on its financial condition or results of operations, if any, of adopting SFAS No. 159, which becomes effective for the fiscal years beginning after November 15, 2007.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." SFAS 141(R) established revised principles and requirements for how the Company will recognize and measure assets and liabilities acquired in a business combination. The objective of this Statement is to improve the

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2:    Basis of Presentation and Significant Accounting Policies (Continued)

relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The Statement is effective for business combinations completed on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which begins January 1, 2009 for the Company. The adoption of SFAS 141(R) is not expected to have a material impact on the Company's results from operation or financial position.

        In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51". SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards. The Statement is effective on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which begins January 1, 2009 for the Company. The adoption of SFAS 160 is not expected to have a material impact on the Company's results from operation or financial position.

NOTE 3:    Segment Information

  Description of Reportable Segments

        The Company has three reportable segments, North American seismic data acquisition, International seismic data acquisition and data processing and interpretation. The North American and International seismic data acquisition segments acquire data for customers by conducting seismic shooting operations in the Gulf Coast, Mid-Continent, California, Appalachian and Rocky Mountain regions of the United States, Western Canada, Canadian Arctic, Central and South America, Africa, the Middle East, Australia/New Zealand and the Far East. The data processing and interpretation segment operates processing centers in Houston, Texas and London, United Kingdom to process seismic data for oil and gas exploration companies worldwide.

  Measurement of Segment Profit or Loss and Segment Assets

        The accounting policies of the segments are the same as those described in Note 2: "Basis of Presentation and Significant Accounting Policies." The Company evaluates performance based on earnings or loss before interest, taxes, other income (expense) depreciation and amortization. There are no inter-segment sales or transfers.

  Factors Management Used to Identify Reportable Segments

        The Company's reportable segments are strategic business units that offer different services to customers. Each segment is managed separately, has a different customer base, and requires unique and sophisticated technology.

        The following table sets forth significant information concerning the Company's reportable segments at and for the years ended December 31, 2007, 2006 and 2005. North American data acquisition operations accounted for 47%, 72%, and 94% of total revenue for the years ended December 31, 2007, 2006 and 2005, respectively, and International data acquisition operations accounted for 50% and 25% of total revenue for the years ended December 31, 2007 and 2006,

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3:    Segment Information (Continued)

respectively. Data processing operations accounted for 3%, 3%, and 6% of total revenue for the years ended December 31, 2007, 2006 and 2005, respectively.

	As of and for the Year Ended December 31, 2007
	Data Acquisition
	North America	International	Data Processing	Corporate	Total
	(in thousands)
Revenue	$166,592	$180,237	$10,848	$—	$357,677
Segment income (loss)	$12,515	$16,921	$(1,502)	$(43,870)	$(15,936)
Segment assets	$143,669	$191,870	$7,122	$11,660	$354,321

	As of and for the Year Ended December 31, 2006
	Data Acquisition
	North America	International	Data Processing	Corporate	Total
	(in thousands)
Revenue	$163,153	$54,844	$7,186	$—	$225,183
Segment income (loss)	$10,230	$7,721	$(2,993)	$(19,134)	$(4,176)
Segment assets	$104,149	$165,116	$6,214	$24,154	$299,633

	As of and for the Year Ended December 31, 2005
	Data Acquisition
	North America	International	Data Processing	Corporate	Total
	(in thousands)
Revenue	$58,177	$—	$3,998	$—	$62,175
Segment income (loss)	$4,336	$—	$(3,663)	$(2,595)	$(1,922)
Segment assets	$60,569	$—	$2,871	$11,283	$74,723

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4:    Debt and Capital Lease Obligations

        Long-term debt and capital lease obligations were as follows (in thousands):

	December 31,
	2007	2006
U.S. operations:
Floating rate notes—LIBOR plus 6.50%	$—	$110,000
Revolving credit lines—LIBOR plus 2.25% or prime	40,537	—
Capital lease obligations—7.36% to 14.26%	28,210	5,771
Notes payable—7.94% to 9.50%	11,146	1,320

	79,893	117,091

International operations:
Bank overdrafts and lines of credit	—	36
Capital lease obligations—various rates	19	42

	19	78

Total long-term debt, revolving credit line and capital lease obligations	79,912	117,169
Less: current portion	(19,560)	(3,552)

	$60,352	$113,617

  Floating Rate Notes

        On December 15, 2006, the Company issued floating rate notes (the "Notes") in the principal amount of $110.0 million. Most of the net proceeds from such issuance were used to repay the Company's $100.0 million senior loan and accrued interest incurred in connection with the acquisition of Grant Geophysical, Inc. (the "Grant Acquisition") and the remainder retained for general corporate purposes. Concurrently, the Company repaid the $55.0 million original principal amount subordinated loan, together with capitalized and accrued interest, by the issuance of 228,683 shares of the Company's Series B Preferred Stock to the lenders.

        Interest on the Notes accrued at a rate per annum, reset quarterly, equal to LIBOR plus 6.50%, payable quarterly on March 15, June 15, September 15, and December 15 of each year, commencing on March 15, 2007. The Notes were to mature on December 15, 2012. These Notes were the Company's senior obligations, guaranteed by all existing and future domestic restricted subsidiaries, and secured by a second priority security interest over substantially all of the Company's assets. The Notes were effectively subordinated to all of the Company's existing and any future first priority secured indebtedness, including indebtedness under the Company's credit facilities, to the extent of the assets of such subsidiaries. The Notes and the guarantees were pari passu in right of payment with any of the Company's future second priority secured indebtedness, and were effectively senior in right of payment to all of the Company's existing and any future unsecured indebtedness.

        On June 14, 2007, the Company redeemed all of its Notes at an aggregate redemption price of $113.3 million, which was equal to 3% of the outstanding principal amount of the Notes, along with accrued, but unpaid interest to, but excluding, the redemption date. The Company recorded a loss on

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4:    Debt and Capital Lease Obligations (Continued)

the redemption of the Notes of $6.9 million in the second quarter of 2007 which included the $3.3 million premium and $3.6 million of unamortized deferred financing costs.

  Revolving Credit Facilities

        In June 12, 2006, the Company and four of its subsidiaries (collectively, the "Borrowers") completed the closing of a credit facility under the terms of a Revolving Credit, Term Loan and Security Agreement (collectively, the "Credit Agreement") dated as of June 8, 2006 with PNC Bank, National Association ("PNC"), as lender. Under the Credit Agreement, the Borrowers are liable for payment of the obligations under the Credit Agreement. The Credit Agreement made the following credit facilities available to the Company, subject to the terms and conditions set forth in the Credit Agreement: (i) a $12.0 million term credit facility, the proceeds of which were used primarily to pay off all of the obligations of the Company and its subsidiaries to HSBC Bank Canada, and (ii) a $12.0 million revolving credit facility. The Borrowers pledged as security the assets of the Company to PNC. The Credit Agreement contains certain restrictive covenants limiting the Company's ability to incur additional debt and purchase additional assets. On September 8, 2006, the $12.0 million term credit facility had a balance of $11.6 million outstanding and was fully paid off and no amounts were outstanding under the revolving credit facility.

        On September 8, 2006, the Company and its principal subsidiaries entered into a Joinder and Amendment No. 1 to the Credit Agreement with PNC which allowed the Company to acquire Grant.

        On December 15, 2006, the Company and its principal subsidiaries further amended the Credit Agreement with PNC to reflect the following credit facilities: (i) a $14.5 million revolving credit facility ("Revolver") and (ii) a $6.5 million capital expenditures facility.

        On May 24, 2007, the Company and its principal subsidiaries further amended the Credit Agreement with PNC to reflect: (i) conversion of the current capital expenditure loans to revolving loans and (ii) a $60 million revolving credit facility (the "Revolver") maturing May 24, 2012. The financial covenants for the credit facility are as follows: the Company must maintain (i) net worth (defined as assets less liabilities in accordance with generally accepted accounting principles in the United States of America) of not less than $175 million and (ii) a fixed charge coverage ratio of not less than 1.10 to 1.0. Other covenants include: no mergers or sale of assets without reinvestment, no conflicting liens on the collateral, no guarantees of other indebtedness, investments are permitted as to only specific forms of investments, capital expenditures are limited to $110 million for calendar year 2007, and $50 million for calendar year 2008 and beyond, no dividends other than dividends on preferred stock provided that there is no default or event of default and no event of default shall occur as a result, no additional indebtedness except as permitted by the credit facility, no changes in business activities, no changes in constituent documents, no prepayment of debt except under certain circumstances, no material adverse change, and no change of control. Additionally, at the Company's option, a $10 million accordion feature was included which was exercised and became effective October 12, 2007. The exercise of the accordion feature increased the limit on the Revolver from $60 million to $70 million. The amount available to borrow under the Revolver is dependent upon the calculation of a monthly borrowing base that is composed of eligible accounts receivables and eligible fixed assets. The borrowing base can fluctuate from time to time due to fluctuations in accounts receivable balances. Additionally, a portion of the borrowing base is composed of eligible fixed assets. At this time, the amount of the borrowing base determined by eligible fixed assets is a maximum of

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4:    Debt and Capital Lease Obligations (Continued)

$45 million. On the first anniversary of this amendment, the maximum of $45 million will be reduced by $750,000 per month. The reduction in the fixed asset component of the borrowing base does not reduce the overall $70 million limit on the Revolver, only the amount available from eligible fixed assets towards the borrowing base.

        On November 13, 2007, the Company and its principal subsidiaries further amended the Credit Agreement with PNC to, among other things, limit the possibility of an event of default due to a material adverse change, to periods when the Company has undrawn availability (defined as amount outstanding under Revolver plus cash balance minus accounts payable over 60 days less borrowing base) of less than $6.0 million.

        Based on the Company's borrowing base at December 31, 2007, the Company had available credit under this facility of $23.7 million reduced by standby letters of credit totaling $0.45 million issued by PNC under the revolver. At December 31, 2007, the Company had a balance of approximately $40.5 million drawn under the Revolver. Amounts available to be drawn under the Revolver are subject to borrowing base limitations; therefore, the Company may not always have access to the maximum amount.

  Capital Lease Obligations

        On July 25, 2006, Quantum, a wholly-owned subsidiary of the Company, entered into an equipment lease agreement effective July 28, 2006 with CIT Group/Equipment Financing, Inc. (the "CIT lease"). The parties entered into the lease with respect to the purchase of seismic data acquisition equipment. The term of the lease is three years, beginning on July 28, 2006 and ending on July 28, 2009 with a purchase option at the expiration of the lease term. Payments under the lease total approximately $6.8 million and are payable in 36 equal monthly payments of approximately $190,000. The first rental payment was due August 28, 2006 and the remaining payments are due on the 28th of each month until paid in full. The Company and each of its principal subsidiaries are guarantors of Quantum's obligations under the lease. The balance at December 31, 2007 was approximately $3.4 million.

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

        On August 8, 2007, the Company entered into a third amendment on the CIT lease to redefine net worth, fixed coverage charge ratio and fixed charge measurement period to be consistent with the amended PNC credit facility dated May 24, 2007.

        On November 8, 2007, the Company entered into an additional capital lease facility with CIT Equipment/Financing, Inc. with a commitment of $25 million. The Company is able to fund the purchase of equipment by executing equipment schedules. The equipment schedules typically have a term of 36 months, but for equipment with a MACRS life greater than five years, the lease term can be to 48 months. The interest rate is based on the three (3) or four (4) year swap rate reported by the Federal Reserve plus 325 basis points or 3.25%. Initially the Company has executed four (4) equipment schedules totaling approximately $16 million with an interest rate of 7.72% and monthly payments totaling approximately $0.5 million. The balance at December 31, 2007 was approximately $24.6 million.

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4:    Debt and Capital Lease Obligations (Continued)

        On December 17, 2007, the Company amended the capital lease facility with CIT Equipment/Financing, Inc. Should the Company move leased equipment to Canada, the Company would report certain information to CIT that would allow CIT to secure a first priority lien and security interest in such equipment under Canadian Law. Additionally, an equipment schedule was modified to reflect a change in listed equipment. This did not have a material change on the monthly rental.

        On December 21, 2007, the Company completed the funding of the $25 million commitment with CIT Equipment/Financing, Inc. originally entered into on November 8, 2007. The Company executed an additional four (4) equipment schedules totaling approximately $9 million with an interest rate of 7.36% and monthly payments totaling approximately $0.3 million.

        On January 24, 2008, Company amended an equipment schedule to reflect a change in the sales tax rate due to a change in the location of the leased equipment. This did not have a material change on the monthly rental.

        The Company has certain capital lease obligations which are primarily related to seismic recording equipment. At December 31, 2007 and 2006, the cost of equipment acquired through capitalized leases totaled approximately $31.4 million and $6.8 million. The book value net of accumulated depreciation was $29.5 million and $5.8 million, respectively.

  Other

        From time to time, the Company enters into vendor financing arrangements to purchase certain equipment. The equipment purchased from these vendors is paid over a period of time. The total balance of vendor financing arrangements at December 31, 2007 was approximately $11.1 million.

        Notes payable at December 31, 2006, included insurance premiums payable over periods shorter than one year.

        The Company maintains various foreign bank overdraft facilities used to fund short-term working capital needs. At December 31, 2007, no amounts were outstanding under these facilities, however, the Company had approximately $7.4 million of availability.

  Future Maturities

        At December 31, 2007, future maturities (principal only) of long-term debt, capital lease obligations and notes payable are as follows: (in thousands):

For the Years Ending December 31	Long Term Debt(1)	Capital Lease Obligations	Notes Payable	Total
2008	$—	$10,015	$9,545	$19,560
2009	—	9,672	1,601	11,273
2010	—	8,544	—	8,544
2011	—	—	—	—
2012	40,537	—	—	40,537

	$40,537	$28,229	$11,146	$79,912

    (1)
    Includes principal balance only at maturity for PNC Revolver outstanding as of December 31, 2007.

        At December 31, 2007, the Company was in compliance with all covenants.

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5:    Common and Preferred Stock

  Common Stock

        The holders of common stock have full voting rights on all matters requiring stockholder action, with each share of common stock entitled to one vote. Holders of common stock are not entitled to cumulate votes in elections of directors. No stockholder has any preemptive right to subscribe to an additional issue of any stock or to any security convertible into such stock.

        In addition, as long as any shares of the Series B Preferred Stock discussed below are outstanding, the Company may not pay or declare any dividends on common stock unless the Company has paid, or at the same time pays or provides for the payment of, all accrued and unpaid dividends on the Series B Preferred Stock. In addition, the credit facility restricts the Company's ability to pay dividends on common stock. No dividends on common stock have been declared for any periods presented.

        On May 11, 2007, the Company listed its common stock on the American Stock Exchange, and on May 15, 2007, closed a public equity offering of 4,500,000 shares of its common stock at an offering price of $28.00 per share. The Company used the net proceeds from this offering to redeem all of its outstanding Notes, and the remaining net proceeds were used to repay a portion of its revolving credit facility and for general corporate purposes.

        As part of the public equity offering pursuant to the Underwriting Agreement dated May 10, 2007, the Company and one of the Company's stockholders granted to the underwriters the option to purchase up to 675,000 shares of common stock to cover over-allotments, exercisable for 30 days on the same terms as the shares under the equity offering. On June 13, 2007, the underwriters exercised their option and purchased 163,000 shares of the Company's common stock, of which 65,207 were new shares issued by the Company and the remainder were sold by an existing shareholder.

        As part of the Trace acquisition in December 2005, the Company issued 274,105 warrants at an exercise price of $20.00, which expire on December 1, 2010.

  Preferred Stock

        On December 15, 2006, in connection with the repayment of the $55.0 million subordinated loan, the Company issued 228,683 shares of its Series B Preferred Stock, $10 par value, pursuant to the terms of the Securities Purchase Agreement dated September 8, 2006, with Avista Capital Partners, L.P. ("Avista"), an affiliate of Avista and another institutional investor. The preferred stock is presented as mezzanine debt due to the characteristics described below:

        Each holder of Series B Preferred Stock is entitled to receive cumulative dividends at the rate of 8.0% per annum on the liquidation preference of $250.00 per share, compounded quarterly. At the Company's option through October 31, 2011, dividends may be paid in additional shares of Series B Preferred Stock. After such date, dividends are required to be paid in cash if declared.

        Each holder of Series B Preferred Stock, in the event of the Company's liquidation, is entitled to a preference over the holders of shares of common stock, equal to $250.00 per share, subject to certain adjustments, plus any accrued dividends.

        After March 31, 2014, holders of not less than a majority of outstanding shares of Series B Preferred Stock may require payment, upon written notice of the redemption of all outstanding shares of Series B Preferred Stock, in cash, at a price equal to $250.00 per share, plus any accrued dividends.

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5:    Common and Preferred Stock (Continued)

        The Series B Preferred Stock is initially convertible into 10 shares of the Company's common stock at the option of the holder, subject to adjustment, from time to time, on the terms described in the Company's certificate of incorporation.

        At the Company's option, each share of Series B Preferred Stock is convertible into shares of common stock, immediately upon the sale of common stock at a price per share yielding net proceeds to the Company of not less than $35.00 per share in an unwritten public offering pursuant to an effective registration statement under the Securities Act of 1933 (the "Securities Act"), which provides net proceeds to the Company and selling stockholders, if any, of not less than $75,000,000.

        As long as at least 55,000 shares of Series B Preferred Stock are outstanding, the consent of the holders of a majority of the Company's Series B Preferred Stock is required to, among other things, make any material change to the Company's certificate of incorporation or by-laws, declare a dividend on the Company's common stock, enter into a business combination, increase or decrease the six of its board of directors and they are allowed to elect one member of the board of directors.

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

NOTE 6:    Employee Benefits

  Stock-Based Compensation

        The Company adopted the 2007 Stock Awards Plan ("2007 Plan") during May 2007 and the 2002 Stock Awards Plan ("2002 Plan") during March 2003. Both Plans provide for granting of (i) incentive stock options, (ii) nonqualified stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) phantom stock awards or (vi) any combination of the foregoing to directors, officers and select employees. The Company is authorized to grant a total of 1,550,000 shares of common stock under these two plans: 750,000 shares under the 2007 Plan and 800,000 shares under the 2002 Plan. At December 31, 2007, approximately 381,178 shares remain available for grant under the 2007 Plan and no additional grants will be made under the 2002 Plan. Stock option exercises and restricted stock are funded through the issuance of new common shares.

  Stock Options

        The Company granted both incentive stock options and non-qualified stock options to employees and non-employee directors. The incentive stock options awarded in December 2007 have contractual terms of six years and vest over four years starting November 15, 2008, in increments of 15%, 15%, 30% and 40%. These options have a strike price of $28.00 per share. For the non-qualified stock options awarded in December 2005 with an exercise price of $12.50, the contractual terms of 10 years was modified in December 2007 to three years and one month or the options were repriced to an exercise price of $20.00, the market price on the date of award, to address deferred compensation issues, but the options were fully vested when the contractual term was modified. The remaining

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6:    Employee Benefits (Continued)

incentive stock options granted over the time period from November 2003 through February 2006, have contractual terms of 10 years and vest in equal amounts over three years from the grant date.

        The price at which a share of common stock may be purchased upon exercise of an incentive stock option or a nonqualified stock option is determined by the Board of Directors of the Company (the "Board"), but may not be less than, in the case of incentive stock options, the fair market value of common stock subject to the stock option on the date the stock option is granted. Option activity for the year ended December 31, 2007, is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2006	316,450	$12.12	7.85 years	$6,853,144
Expired	—	—	—	—
Forfeited	(8,166)	26.46	—	—
Exercised	(94,500)	6.30	—	—
Granted	345,812	28.00	—	—

Balance at December 31, 2007	559,596	$21.27	6.40 years	$1,941,859

Exercisable at December 31, 2007	210,284	$10.37	6.70 years	$1,910,734

        The weighted average grant-date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $11.62, $30.10, and $8.67, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005 was approximately $1.2 million, $4.6 million and $90,000, respectively.

        Options outstanding at December 31, 2007, expire between December 2008 and February 2016, and have exercise prices ranging from $2.50 to $28.00.

        Total compensation expense related to stock options recognized during 2007 and 2006 totaled $1.2 million and $1.3 million, and for 2005 would have been approximately $1.4 million, under SFAS No. 123(R). Under APB No. 25, the Company recognized $0.5 million of compensation expense for 2005.

        The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model. Expected volatilities are based on a number of factors, including historical volatility of the Company's stock. The Company uses historical data to estimate option exercise and employee termination for determining the estimated forfeitures. The Company uses the "shortcut" method described in SAB Topic 14D.2 for determining the expected life used in the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. As the Company has not declared dividends since it became a public entity, no dividend yield is used in the calculation. For the options granted during the second quarter of 2006, under the 2002 Plan, the following criteria were utilized: (i) an average risk free interest rate of 4.5%, (ii) an average volatility of 159% and (iii) an average contractual life of 6.0 years.

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6:    Employee Benefits (Continued)

  Restricted Stock

        Restricted stock expense is calculated by multiplying the stock price on the date of award by the number of shares awarded and amortizing this amount over the vesting period of the stock. This is straight line in the case that the stock vests equally, otherwise it is recognized pro-rata with the percentage of stock vesting in each period.

        The Company recorded compensation expense of approximately $2.6 million or $0.31 per common share for the year ended December 31, 2007, related to these restricted stock awards whose activity is summarized below:

Number of Shares of Restricted Stock
Balance at December 31, 2006	189,900
Forfeited	(6,500)
Vested	(112,948)
Granted to management	53,500
Granted to non-management employees	21,300
Granted to non-employee directors	10,710

Balance at December 31, 2007	155,962

        Because the Company maintained a full valuation allowance on its U.S. deferred tax assets, the Company did not recognize any tax benefit related to stock-based compensation expense for the year ended December 31, 2007.

        The Company's future compensation cost related to non-vested stock options and restricted stock not yet recognized at December 31, 2007 is $6.1 million which will be recognized over a weighted average period of 2.3 years.

  Employee Retirement Plans

        At December 31, 2007, the Company maintained two retirement plans in which the Company's employees were eligible to participate.

        U.S. domestic employees participated in a 401(k) plan in which the Company made matching contributions of approximately $645,300, $85,000 and $0 for 2007, 2006 and 2005, respectively, whereby the Company matched 100% on the first 3% of the employee's contribution and 50% on the second 3% of the employee's contribution. 2006 was the first year in which matching contributions were made to this plan.

        International employees participated in an international retirement plan in which the Company made matching contributions of approximately $179,800, $92,000 and $0 for 2007, 2006 and 2005, respectively, whereby the Company matched 100% on the first 3% of the employee's contribution and 50% on the second 3% of the employee's contribution.

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6:    Employee Benefits (Continued)

        All employees of the Company paid out of the United States, both domestically and internationally, are eligible to participate effective the first of the month following three months from their hire date.

        The Company does not offer pension or other retirement benefits.

NOTE 7:    Comprehensive Income (Loss)

        SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting of comprehensive income (loss) and its components in a full set of general purpose financial statements. Comprehensive income (loss) generally represents all changes in stockholders' equity (deficit) during the period except those resulting from investments by, or distributions to, stockholders. The Company has comprehensive income (loss) related to changes in foreign currency to U.S. dollar exchange rates, which is recorded as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Net loss	$(15,936)	$(4,176)	$(1,922)
Foreign currency translation adjustment	(28)	61	(13)

Comprehensive loss	$(15,964)	$(4,115)	$(1,935)

NOTE 8:    Income (Loss) per Common Share

        The following table sets forth the computation of basic and diluted loss per common share (in thousands except share and per share data):

	Year Ended December 31,
	2007	2006	2005
Numerator:
Loss applicable to common stockholders	$(20,802)	$(4,382)	$(2,081)

Denominator:
Denominator for basic loss per common share	8,512,862	5,384,388	2,182,350
Effect of dilutive securities:
Stock options	—	—	—
Warrants	—	—	—
Restricted stock	—	—	—
Convertible preferred stock	—	—	—

Denominator for diluted loss per common share	8,512,862	5,384,388	2,182,350

Loss per common share:
Basic	$(2.44)	$(0.81)	$(0.95)
Diluted	$(2.44)	$(0.81)	$(0.95)

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8:    Income (Loss) per Common Share (Continued)

        The calculation of diluted loss per common share for the years ended December 31, 2007, 2006 and 2005, excludes options to purchase 559,596 shares, 316,450 shares and 524,512 shares of common stock, respectively; warrants to purchase 274,605 shares, 275,605 shares and 275,605 shares, of common stock, respectively; 155,962 and 189,900 shares of restricted stock for the years ended December 31, 2007 and 2006; and preferred stock convertible into 2,475,290 and 2,286,830 shares of common stock for the years ended December 31, 2007 and 2006, respectively, because the effect would be anti-dilutive.

NOTE 9:    Property and Equipment

        Property and equipment is comprised of the following (in thousands, except years):

		December 31,
	Estimated Useful Life
		2007	2006
Field operating equipment	3-10 years	$165,002	$128,624
Vehicles	3-10 years	17,702	4,794
Buildings and improvements	6-39 years	1,076	392
Software	3-5 years	4,040	1,960
Data processing equipment	5 years	5,583	5,659
Furniture and equipment	3-5 years	40	926

		193,443	142,355
Less: accumulated depreciation and amortization		(53,804)	(31,889)

		139,639	110,466
Land		23	23
Operating equipment and vehicles in-transit		37,639	6,113

		$177,301	$116,602

        The Company reviews the useful life and residual values of property and equipment on an ongoing basis considering the effect of events or changes in circumstances.

NOTE 10:    Accrued Liabilities

        Accrued liabilities include the following (in thousands):

	December 31,
	2007	2006
Accrued operating expenses	$9,041	$9,806
Accrued payroll, bonuses and employee benefits	13,264	7,471
Sales tax payable	931	687
Accrued interest payable	384	624
Preferred dividends	217	200
Other	2,112	3,543

	$25,949	$22,331

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11:    Income Taxes

        Loss before income taxes attributable to U.S. and foreign operations are as follows:

	Year ended December 31,
	2007	2006	2005
	(in thousands)
U.S.	$(6,754)	$(8,320)	$(2,091)
Foreign	(6,930)	7,378	220

Total	$(13,684)	$(942)	$(1,871)

        The provision for income taxes shown in the consolidated statements of operations consists of current and deferred expense (benefit) as follows:

	Year ended December 31,
	2007	2006	2005
	(in thousands)
Current:
U.S.—federal and state	$(571)	$1,279	$(165)
Foreign	2,816	1,135	—

Total current	2,245	2,414	(165)

Deferred:
U.S.	—	(7)	216
Foreign	7	827	—

Total deferred	7	820	216

Total provision for income taxes	$2,252	$3,234	$51

        The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory rate to loss before income taxes for the years ended December 31, 2007, 2006 and 2005 as follows:

	Year ended December 31,
	2007	2006	2005
	(in thousands)
U.S. statutory rate	$(4,789)	$(330)	$(636)
Non-deductible expenses	182	466	471
State taxes, net of benefit	(399)	595	—
Effect of foreign tax rate differential	(2,174)	(932)	—
Other	—	(8)	(49)
Change in valuation allowance	9,432	3,443	265

Total provision for income taxes	$2,252	$3,234	$51

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11:    Income Taxes (Continued)

        Following is a summary of deferred tax assets and liabilities:

	December 31,
	2007	2006
	(in thousands)
Current deferred tax assets:
Allowance for doubtful amounts	$118	$236
Other	(45)	127

Total current deferred tax assets	73	363

Noncurrent deferred tax assets:
Property and equipment—U.S.	—	627
Stock-based compensation	386	344
Foreign tax credits	—	2,889
Loss carryforwards—U.S.	45,775	24,214
Loss carryforwards—foreign	8,982	8,484
Debt on foreign subsidiary capital leases	2,239	2,047

Total noncurrent deferred tax assets	57,382	38,605

Total deferred tax assets	$57,455	$38,968

Current deferred tax liabilities:
Property and equipment—foreign	$—	$1,950
Accrued insurance	(3)	36

Total current deferred tax liabilities	(3)	1,986

Noncurrent deferred tax liabilities:
Property and equipment—foreign	2,395	3,717
Property and equipment—U.S.	5,497	—
Property—equipment—acquisitions	12,362	11,960

Total noncurrent deferred tax liabilities	20,254	15,677

Total deferred tax liabilities	20,251	17,663

	37,204	21,305
Valuation allowance	(53,725)	(37,819)

Net deferred income taxes	$(16,521)	$(16,514)

        The Company assesses the likelihood that deferred taxes will be recovered from the existing deferred tax liabilities or future taxable income in each jurisdiction. To the extent that the Company believes that the Company does not meet the test that recovery is "more likely than not," the Company establishes a valuation allowance. The Company has recorded valuation allowances for net deferred tax assets since management believes it is "more likely than not" that these assets will not be realized. The valuation allowance for deferred tax assets increased by approximately $16.0 million in 2007. The increase in this allowance was primarily due to an increase of US net operating losses. Any benefit realized from the future reversal of the valuation allowance recorded in connection with the Grant acquisition will be recorded as a reduction first to goodwill, then to intangible assets and then to provision for income taxes.

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11:    Income Taxes (Continued)

        At December 31, 2007, the Company had U.S. tax loss carryforwards of approximately $131.0 million and non-U.S. tax loss carryforwards of approximately $37.0 million, which will expire in various amounts beginning in 2011 and ending in 2027.

        Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize net operating loss carryforwards ("NOLs") if the Company experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership percentage of certain stockholders in the stock of the corporation by more than 50 percent over a three year period. In the event of an ownership change, utilization of NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of the Company at the time of the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years. The amount of the limitation may, under certain circumstances, be increased by built-in gains held by the Company at the time of the ownership change that are recognized in the five year period after the change.

        The Company's current legal structure requires the Company to file two separate U.S. income tax returns. As a result, the tax attributes, including NOLs, of one group may not be used to offset the income of the other. Accordingly, the Company may have current U.S. income tax expense in one group despite the existence of substantial NOLs in the other.

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

        In 2007, the Company operated under a tax holiday in Colombia, however, 2007 was the final year of the holiday and the Company will have to pay local income taxes beginning in 2008. Additionally, the Company is operating under a tax holiday in certain parts of Egypt through 2010.

        FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes, is an interpretation of SFAS No. 109 and prescribes a minimum recognition threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes on continuing operations in the consolidated statements of income. There were no unrecognized tax benefits as of the date of adoption. There are no unrecognized tax benefits that if recognized would affect the tax rate for the year ended December 31, 2007. There are no interest or penalties recognized as of the date of adoption or for the year ended December 31, 2007.

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12:    Related Party Transactions

William R. Ziegler (non-executive Chairman of Board of Directors)

        Mr. Ziegler is of counsel to the New York based law firm of Satterlee Stephens Burke & Burke, LLP. During the fiscal years ended December 31, 2007, 2006 and 2005 such firm billed the Company approximately $30,300, $19,000, and $43,000 respectively, for services rendered.

        During 2007, the Company performed a seismic survey for Somerset Production Company, LLC ("Somerset"). The project was bid to Somerset at prevailing market rates and the survey was conducted according to industry standards. The seismic survey generated revenue of approximately $1.3 million for the Company. Mr. Zeigler serves as an officer, director and shareholder of Somerset.

        At December 31, 2005, the Company owed approximately $390,000 in consulting fees to Mr. Ziegler pursuant to a three-year consulting agreement which expired on April 25, 2000, which was paid in September 2006.

Steven A. Webster (Director on Board of Directors)

        On May 11, 2007, in conjunction with the Company's public equity offering of 4,500,000 shares of common stock, Avista Capital Partners (offshore), purchased 1,000,000 shares at a price of $26.32, which is the public offering price of $28 less underwriting discounts and commissions. Mr. Webster is a managing partner of Avista.

        On December 15, 2006, the Company sold 228,683 shares of its Series B preferred stock to Avista, an affiliate of Avista and one other institutional investor, the proceeds of such sale were used to repay the $55.0 million original principal amount under its subordinated loan, together with capitalized and accrued interest. In accordance with the terms and provisions of the Securities Purchase Agreement, dated as of September 8, 2006, by and among the purchasers of the Company's Series B preferred stock and the Company, Avista received the right to appoint one director to the Company's board of directors. Robert L. Cabes, Jr. was appointed to the Company's board of directors on November 2, 2006. At December 31, 2007, Avista and an affiliate of Avista held 225,028 shares of the Company's Series B preferred stock.

        In September 2006, the Company paid approximately $163,000 in consulting fees to Blackhawk Capital Partners pursuant to an Investment Monitoring Agreement whereby Blackhawk Capital Partners, the managing member of Blackhawk Investors, LLC, was appointed to oversee Blackhawk Investors, LLC's investment in the Company. At December 2003, Blackhawk Investors, LLC, had divested itself of its original investment in the Company. Mr. Webster was a partner of Blackhawk Investors LLC, sole managing partner.

        During 2005, the Company performed and completed a seismic survey for Carrizo Oil & Gas, Inc. ("Carrizo"). The project was bid to Carrizo at prevailing market rates and the survey was conducted according to industry standards. The seismic survey generated revenue of approximately $1.1 million for the Company. Mr. Webster serves as Chairman of the Board of Carrizo.

NOTE 13:    Commitments and Contingencies

        The Company is involved in various claims and legal actions arising in the ordinary course of business. Management is of the opinion that none of the claims and actions will have a material adverse impact on the Company's financial position, results of operations or cash flows.

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13:    Commitments and Contingencies (Continued)

        At December 31, 2007, the Company has non-cancelable operating leases for office, warehouse space and equipment with remaining terms ranging from approximately one to seven years. Aggregate future minimum lease payments under the various non-cancelable operating leases are as follows (in thousands):

Year Ended December 31,	Amount
2008	$19,164
2009	7,630
2010	2,618
2011	2,245
2012	2,103
Thereafter	3,633

$37,393

        Rental expense in the consolidated financial statements amounted to approximately $37.3 million, $22.0 million, and $2.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        The Company is currently in discussions with two of its international customers regarding certain amounts the Company believes it is owed under contracts with these customers. The Company believes that the estimated amounts it expects to receive under such contracts are properly reflected in its financial statements and that such estimates are reasonable. However, if the Company is entirely unsuccessfully in its discussions with both of these customers, the Company could be required to recognize losses of up to $2.5 million in one or more subsequent periods.

NOTE 14:    Significant Risks and Management's Plans

        The liquidity of the Company should be considered in light of the cyclical nature of demand for land and transition zone seismic services. These fluctuations have impacted the Company's liquidity as supply and demand factors directly affect pricing.

  Market

        The Company's ability to meet its obligations depends on its future performance, which in turn is subject to general economic conditions, activity levels in the oil and gas exploration sector, and other factors beyond the Company's control. The Company's ability to sustain profitability in the future is dependent upon several factors, including but not limited to, the following:

  Competition

        The Company's products and services are highly competitive and characterized by continual changes in technology. Competitive pressures or other factors also may result in significant price competition that could have a material adverse effect on the Company's operations and financial condition.

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14:    Significant Risks and Management's Plans (Continued)

  Technology

        Future technological advances could require the Company to make significant capital expenditures to remain competitive. The Company competes in a capital intensive industry. The development of seismic data acquisition equipment has been characterized by rapid technological advancements in recent years, and the Company expects this trend to continue.

        There can be no assurance that manufacturers of seismic equipment will not develop new systems that have competitive advantages over systems now in use that either render the Company's current equipment obsolete or require the Company to make significant capital expenditures to maintain its competitive position. There can be no assurance that the Company will have the capital necessary to upgrade its equipment to maintain its competitive position or that any required financing therefore will be available on favorable terms. If the Company is unable to raise the capital necessary to update its data acquisition systems to the extent necessary, it may be materially and adversely affected.

NOTE 15:    Major Customers

        For the year ended December 31, 2007, one individual customer represented 12% of total revenue. For the year ended December 31, 2006, no individual customer represented more than 10% of total revenue. For the year ended December 31, 2005, three individual customers represented more than 10% of total revenue. For the years ended December 31, 2007, 2006 and 2005, revenue from the top three major customers was approximately $97.0 million, $35.0 million and $21.1 million, representing approximately 27%,15% and 34% of total revenue, respectively.

NOTE 16:    Concentration of Credit Risk

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

        The Company has cash in banks and short-term investments, including restricted cash, which, at times, may exceed federally insured limits, established in the United States and foreign countries. The Company has not experienced any losses in such accounts and management believes it is not exposed to any significant credit risk on cash and short-term investments.

        The Company conducts operations outside the United States in both its seismic data acquisition and data processing segments. These operations expose the Company to market risks from changes in foreign exchange rates. However, to date, the level of activity has not been of a material nature.

NOTE 17:    Senior Executive Incentive Program

        The Board of Directors has adopted a senior executive incentive program (the "Senior Executive Incentive Program"), pursuant to which the Company's senior executives and key employees may earn annual bonus compensation based upon the Company's performance in relation to its cash flows. Specifically, at the end of each fiscal year, the Board shall determine and establish an annual bonus

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17:    Senior Executive Incentive Program (Continued)

pool (the "Bonus Pool") equal to 5% of the Company's consolidated earnings before interest, taxes, and depreciation and amortization ("EBITDA") for such fiscal year less capital expenditure budget overages not previously approved by the Company's Board of Directors. No Bonus Pool shall be established for any fiscal year if the Company's consolidated earnings before interest and taxes ("EBIT") for such year is negative.

        The Board of Directors will allocate the Bonus Pool among the participants in the Senior Executive Incentive Program at its sole discretion, subject to the terms of any employment agreements with the participants in the program and in accordance with established bonus targets. Bonuses, if any, awarded under the Senior Executive Incentive Program will be determined by the Board of Directors and paid within 75 days after the end of the fiscal year for which the Bonus Pool has been determined.

        For the year ended December 31, 2007, the criteria for the Senior Executive Incentive Program were met. In March 2008, bonuses of $1.75 million will be paid to senior executives under the plan parameters. These bonuses, which were accrued for the year ended December 31, 2007, as the amounts were established and earned based on the Company's 2007 operating results and incentive program criteria were approved by the Compensation Committee of the Company's Board of Directors. A new Senior Executive Incentive Program will be in place for 2008.

NOTE 18:    Unaudited Quarterly Financial Data

        Summarized quarterly financial data for the years ended December 31, 2007 and 2006 are as follows:

	Quarter Ended 2007
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Revenue	$110,964	$71,604	$89,580	$85,529
Income (loss) from operations	$12,625	$(6,982)	$606	$(6,869)
Interest income and interest and debt expense, net	$(3,887)	$(9,875)	$(413)	$(1,009)
Net income (loss)	$6,304	$(14,246)	$(278)	$(7,716)
Income (loss) applicable to common shareholders	$5,126	$(15,450)	$(1,510)	$(8,968)
Income (loss) per common share:
Basic	$0.89	$(1.95)	$(0.15)	$(0.87)
Diluted	$0.75	$(1.95)	$(0.15)	$(0.87)
Weighted average common shares outstanding:
Basic	5,758	7,918	10,187	10,307
Diluted	8,377	7,918	10,187	10,307

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18:    Unaudited Quarterly Financial Data (Continued)

	Quarter Ended 2006
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Revenue	$48,472	$34,372	$50,412	$91,927
Income (loss) from operations	$4,099	$2,924	$(966)	$4,194
Interest income and interest and debt expense, net	$(137)	$(111)	$(1,746)	$(8,825)
Net income (loss)	$2,289	$1,614	$(1,922)	$(6,157)
Income (loss) applicable to common shareholders	$2,289	$1,614	$(1,922)	$(6,363)
Income (loss) per common share:
Basic	$0.43	$0.30	$(0.36)	$(1.16)
Diluted	$0.39	$0.27	$(0.36)	$(1.16)
Weighted average common shares outstanding:
Basic	5,350	5,350	5,357	5,480
Diluted	5,834	5,899	5,357	5,480

NOTE 19:    Subsequent Events

        Effective January 1, 2008, the functional currency of the UK subsidiary was changed from the UK sterling to the U.S. dollar. Accumulated Other Comprehensive Income (Loss) reported in the consolidated statements of stockholder's equity (deficit) and other comprehensive income (loss) before January 1, 2008, totaled approximately ($28,000) of cumulative foreign currency translation adjustment related to the UK subsidiary prior to changing the functional currency.

QuickLinks

GEOKINETICS INC. FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007 TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
Comparison of 5-year Cumulative Total Return* Among Geokinetics Inc., the S&P 500 Index and the PHLX Oil Service Sector Index
  Item 6. Selected Financial Data
Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
Liquidity and Capital Resources
Contractual Obligations Table
  Item 7A. Quantitative and Qualitative Disclosures About Market Risks
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions and Director Independence
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
GEOKINETICS INC. AND SUBSIDIARIES ANNUAL CONSOLIDATED FINANCIAL STATEMENTS
TABLE OF CONTENTS CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
GEOKINETICS INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands)
ASSETS
GEOKINETICS INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Continued) (In Thousands, except share and per share data)
LIABILITIES, MEZZANINE AND STOCKHOLDERS' EQUITY
GEOKINETICS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, except share and per share data)
GEOKINETICS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND OTHER COMPREHENSIVE INCOME (LOSS) (In thousands, except share data)
GEOKINETICS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands, unless otherwise noted)
GEOKINETICS INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS