Form 10-Q
period 2008-03-31
GEOKINETICS INC
filed 2008-05-08
CIK 314606

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-33460
GEOKINETICS INC.
(Name of registrant as specified in its charter)

DELAWARE	94-1690082
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1500 CityWest Blvd., Suite 800
Houston, TX  77042

Telephone number:  (713) 850-7600
Website: www.geokinetics.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    [ X ]                   No   [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of  “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (check one):
           Large accelerated filer [    ]                                                                Accelerated filer [ X]                                                                Non-accelerated filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes    [    ]                   No   [ X ]

At May 7, 2008, there were 10,325,848 shares of common stock, par value $0.01 per share, outstanding.

GEOKINETICS INC.
INDEX

PART I.  FINANCIAL INFORMATION

Geokinetics Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,402	$15,125
Restricted cash	1,420	1,358
Accounts receivable, net of allowance for doubtful accounts of $664 at March 31, 2008 and $1,271 at December 31, 2007	82,566	67,818
Deferred costs	9,481	4,860
Prepaid expenses and other current assets	4,908	7,935
Total current assets	120,777	97,096
Property and equipment:
Cost	254,995	231,105
Less: Accumulated depreciation and amortization	(62,738)	(53,804)
	192,257	177,301
Goodwill	73,414	73,414
Other assets, net	5,839	6,510
Total assets	$392,287	$354,321

LIABILITIES, MEZZANINE AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt and capital lease obligations	$20,204	$19,560
Accounts payable	38,758	19,379
Accrued liabilities	34,587	25,949
Other current liabilities	13,894	19,572
Total current liabilities	107,443	84,460
Long-term debt and capital lease obligations, net of current portion	71,792	60,352
Deferred income tax and other non-current liabilities	16,847	17,618
Total liabilities	196,082	162,430

Commitments & Contingencies
Mezzanine equity: Preferred stock, Series B Senior Convertible, $10.00 par value;
252,478 shares issued and outstanding as of March 31, 2008 and 247,529 shares issued and outstanding as of December 31, 2007	62,200	60,926
Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized, 10,479,744 shares issued and 10,322,282 shares outstanding as of March 31, 2008 and 10,471,944 shares issued and 10,315,982 shares outstanding as of December 31, 2007	105	105
Additional paid-in capital	190,389	191,212
Accumulated deficit	(56,509)	(60,372)
Accumulated other comprehensive income	20	20
Total stockholders’ equity	134,005	130,965
Total liabilities, mezzanine and stockholders’ equity	$392,287	$354,321

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statements of Operations
(In thousands, except per share amounts and share data)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue:
Seismic acquisition	$117,290	$108,365
Data processing	2,864	2,599
Total revenue	120,154	110,964
Expenses:
Seismic acquisition	90,172	80,786
Data processing	2,243	2,343
Depreciation and amortization	10,991	7,532
General and administrative	9,302	9,220
Total Expenses	112,708	99,881
(Loss) gain on disposal of property and equipment	(81)	35
Gain on insurance claim	-	1,507
Income from operations	7,365	12,625
Other income (expenses):
Interest income	159	266
Interest expense	(1,480)	(4,153)
Foreign exchange (loss) gain	(338)	29
Other, net	(323)	224
Total other expenses, net	(1,982)	(3,634)
Income before income taxes	5,383	8,991
Provision for income taxes	1,520	2,687
Net income	3,863	6,304
Returns to preferred stockholders:
Dividend and accretion costs	1,276	1,178
Income applicable to common stockholders	$2,587	$5,126
Income per common share:
Basic	$0.25	$0.89
Diluted	$0.24	$0.75
Weighted average common shares outstanding:
Basic	10,316	5,758
Diluted	10,594	8,377

See accompanying notes to the condensed consolidated financial statements.

Geokinetics Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES
Net income	$3,863	$6,304
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	10,991	7,532
Deferred financing costs	84	509
Stock-based compensation	453	628
Gain (loss) on sale of assets and insurance claims	81	(1,542)
Changes in operating assets and liabilities:
Restricted cash	(62)	69
Accounts receivable	(14,748)	(7,335)
Prepaid expenses and other assets	(1,343)	(1,533)
Accounts payable	19,379	(4,919)
Accrued and other liabilities	2,188	(285)
Net cash provided by (used in) operating activities	20,886	(572)
INVESTING ACTIVITIES
Proceeds from disposal of property and equipment and insurance claim	46	1,592
Purchases and acquisition of property and equipment	(21,558)	(21,452)
Net cash used in investing activities	(21,512)	(19,860)
FINANCING ACTIVITIES
Proceeds from borrowings	64,787	26,220
Proceeds from exercised options	21	150
Common stock issuance costs	(21)	—
Payments on capital lease obligations and vendor financings	(5,784)	(615)
Payments on debt	(51,100)	(14,607)
Net cash provided by financing activities	7,903	11,148
Net increase (decrease) in cash	7,277	(9,284)
Cash at beginning of quarter	15,125	20,404
Cash at end of quarter	$22,402	$11,120

Supplemental disclosures related to cash flows:
Interest paid	$1,486	$3,449
Taxes paid	$60	$40
Purchase of equipment under capital lease and vendor financing obligations	$4,181	$—

See accompanying notes to the condensed consolidated financial statements.

Geokinetics Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
and other Comprehensive Income
(In thousands, except share data)
(Unaudited)

	Common Shares Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2008	10,471,944	$105	$191,212	$(60,372)	$20	$130,965
Exercise of stock options	6,200	-	-	-	-	-
Stock-based compensation	-	-	453	-	-	453
Restricted stock issued	1,600	-	-	-	-	-
Accretion of preferred issuance costs	-	-	(34)	-	-	(34)
Accrual of preferred dividends	-	-	(1,242)	-	-	(1,242)
Net income	-	-	-	3,863	-	3,863
Balance at March 31, 2008	10,479,744	$105	$190,389	$(56,509)	$20	$134,005

See accompanying notes to the condensed consolidated financial statements

GEOKINETICS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Organization

Geokinetics Inc. (collectively with its subsidiaries, the “Company”), a Delaware corporation, founded in 1980, is based in Houston, Texas. The Company is a global provider of seismic data acquisition services and a leader in providing land, marsh and swamp (“Transition Zone”) and shallow water ocean bottom cable (“OBC”) environment acquisition services to the oil and natural gas industry.  In addition, the Company provides seismic data processing and interpretation services to complement its data acquisition services. Seismic data is used by oil and natural gas exploration and production (“E&P”) companies to identify and analyze drilling prospects to maximize successful drilling. The Company, which has been operating in some regions for over twenty years, provides seismic data acquisition services in the Gulf Coast, Mid-Continent, California, Appalachian and Rocky Mountain regions of the United States, Western Canada,  the Canadian Arctic, as well as internationally in Central and South America, Africa, the Middle East, Australia/New Zealand and the Far East. The Company primarily performs three-dimensional (“3D”) seismic data acquisition for its customers, which include many national and international oil companies and smaller independent E&P companies.  The Company’s crews are scalable and specifically configured for every project.  In addition, the Company derives a significant portion of its revenue from services provided to seismic data library companies that acquire seismic data to license to E&P companies rather than for their own use.

NOTE 2: Basis of Presentation and Significant Accounting Policies

The unaudited condensed financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to provide a fair presentation of the financial condition and results of operations for the periods presented.  All such adjustments are of a normal recurring nature.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC.  These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2007.  The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

Effective January 1, 2008, the functional currency of the Company’s subsidiary in the United Kingdom was changed from the UK pound sterling to the U.S. dollar.  Accumulated Other Comprehensive Income reported in the consolidated statements of stockholder’s equity and other comprehensive income before January 1, 2008, totaled approximately ($20,000) of cumulative foreign currency translation adjustments related to the UK subsidiary prior to changing its functional currency.

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157).  In February 2008, the FASB released FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays, for one year, the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements on at least an annual basis.  Accordingly, we deferred the adoption of SFAS No. 157 as it relates to nonfinancial assets and liabilities until January 2009.  The partial adoption of this Statement did not have a material impact on our financial statements and it is expected that the remaining provisions of this Statement will not have a material effect on our financial statements.

Certain reclassifications have been made to prior periods financial statements to conform to the current presentation.

In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates.  Market risk is defined for these purposes as the potential for change in the fair value of debt instruments resulting from an adverse movement in interest rates.  As of March 31, 2008, the Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable.  The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair market value due to the short maturity of those instruments.  The carrying amount of debt reported in the consolidated balance sheets approximate fair value because, in general, the interest on the underlying instruments approximates market rates.  The Company is not a party to any hedge arrangements, commodity swap agreement or other derivative financial instruments.  The Company’s seismic data acquisition and seismic data processing segments utilize foreign subsidiaries and branches to conduct operations outside of the United States.  These operations expose the Company to market risks from changes in foreign exchange rates.

Recent Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161).  SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  We are currently reviewing SFAS No. 161 to determine if its adoption will have a material effect on our results of operations or financial position.

NOTE 3: Segment Information

The Company has three reportable segments, North American seismic data acquisition, International seismic data acquisition and data processing and interpretation. The North American and International seismic data acquisition segments acquire data for customers by conducting seismic shooting operations in the Gulf Coast, Mid-Continent, California, Appalachian and Rocky Mountain regions of the United States, Western Canada, the Canadian Arctic, Central and South America, Africa, the Middle East, Australia/New Zealand and the Far East. The data processing and interpretation segment operates processing centers in Houston, Texas and London, United Kingdom to process seismic data for oil and gas exploration companies worldwide.

The Company’s reportable segments are strategic business units that offer different services to customers. Each segment is managed separately, has a different customer base, and requires unique and sophisticated technology.  The Company evaluates performance based on earnings or loss before interest, taxes, other income (expense) and depreciation and amortization.

The following unaudited table sets forth significant information concerning the Company’s reportable segments:

	For the Quarter Ended March 31, 2008
	Data Acquisition		Data
	North America	International	Processing	Corporate	Total
	(In thousands)
Revenue	$61,744	$55,546	$2,864	$-	$120,154
Segment income (loss)	$6,964	$5,145	$130	$(8,376)	$3,863
Segment assets (at end of period)	$142,215	$232,180	$7,335	$10,557	$392,287

	For the Quarter Ended March 31, 2007
	Data Acquisition		Data
	North America	International	Processing	Corporate	Total
	(In thousands)
Revenue	$50,604	$57,761	$2,599	$-	$110,964
Segment income (loss)	$8,197	$10,719	$(48)	$(12,564)	$6,304
Segment assets (at end of period)	$121,530	$172,477	$7,198	$11,271	$312,476

NOTE 4: Debt and Capital Lease Obligations

 The Company’s long-term debt and capital lease obligations were as follows:

	March 31,	December 31,
	2008	2007
	(In thousands)
	(Unaudited)
Revolving credit lines-LIBOR plus 2.25% or prime	$54,242	$40,537
Capital lease obligations—7.36% to 14.26%	25,736	28,229
Notes payable from vendor financing arrangements—7.94% to 9.50%	12,018	11,146
	91,996	79,912
Less: current portion	(20,204)	(19,560)
	$71,792	$60,352

    Revolving Credit Facilities

In June 2006, Geokinetics Inc. and four of its subsidiaries (collectively, the “Borrowers”) entered into a Revolving Credit, Term Loan and Security Agreement (collectively, the “Credit Agreement”) with PNC Bank, National Association (“PNC”), as lead lender.  As amended, the syndicated Credit Agreement provides the Company with a $70.0 million revolving credit facility (“Revolver”) maturing May 24, 2012.  The Borrowers pledged as security a first lien on substantially all the assets of the Company to PNC.  The amount available to borrow under the Revolver is dependent upon the calculation of a monthly borrowing base that is composed of eligible accounts receivables and eligible fixed assets.  The maximum amount of the borrowing base determined by eligible fixed assets is $45.0 million.  Beginning May 24, 2008, the maximum of $45.0 million will be reduced by $750,000 per month.  The reduction in the fixed asset component of the borrowing base does not reduce the overall $70.0 million limit on the Revolver, only the amount available from eligible fixed assets towards the borrowing base, however, the Company does not expect it’s receivables to increase to the extent needed to offset this reduction in the borrowing base, so amounts available to be borrowed are expected to be reduced.

The significant financial covenants of the Credit Agreement: (i) require the Company to (a) maintain a specified net worth, as defined, and (b) maintain a specified fixed charge coverage ratio, as defined; and (ii) restricts the Company’s ability to (a) merge, acquire, or sale assets, (b) guarantee the indebtedness of others, (c) make certain investments, (d) make capital investments, (e) pay dividends other than dividends on preferred stock, (f) incur additional indebtedness, and (g) prepayment of debt.

Based on the Company’s borrowing base at March 31, 2008, the Company had available credit under this facility of $12.6 million reduced by standby letters of credit totaling $1.4 million issued by PNC under the Revolver.  At March 31, 2008, the Company had a balance of approximately $54.2 million drawn under the Revolver.

Capital Lease Obligations

In July 2006, Geokinetics USA, Inc. (formerly Quantum Geophysical, Inc.), a wholly-owned subsidiary of the Company, entered into an equipment lease agreement with CIT Group/Equipment Financing, Inc. (CIT).  The parties entered into the lease with respect to the purchase of seismic data acquisition equipment.  The term of the lease is three years, with a purchase option at the expiration of the lease term.  The original amount of the lease was approximately $6.0 million and monthly payments total approximately $190,000.  The balance at March 31, 2008 was approximately $2.9 million.

In November 2007, the Company entered into an additional equipment lease facility with CIT for up to $25.0 million.  The Company is able to fund the purchase of equipment by executing supplemental lease schedules that typically have a term of 36 or 48 months.  The interest rate is based on the three (3) or four (4) year swap rate reported by the Federal Reserve plus 3.25%.  As of March 31, 2008, Company has executed eight equipment schedules totaling approximately $25.0 million with an interest rate ranging from 7.36% to 7.72% and monthly payments totaling approximately $0.8 million.  The unpaid balance of these schedules at March 31, 2008 was approximately $22.7 million.

    Other

From time to time the Company enters into vendor financing arrangements to purchase certain equipment.  The equipment purchased from these vendors is paid for over a period of time.  The total balance of vendor financing arrangements at March 31, 2008 were approximately $12.0 million.

The Company maintains various foreign bank overdraft facilities used to fund short-term working capital needs.  At March 31, 2008, there was $0.2 million outstanding under these facilities and the Company had approximately $8.8 million of availability.

NOTE 5: Income per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	For the Three Months Ended March 31,
	2008	2007
Numerator:
Net income	$3,863	$6,304
Net income applicable to common stockholders	$2,587	$5,126
Denominator:
Denominator for basic earnings per common share	10,316	5,758
Effect of dilutive securities:
Stock options	121	110
Warrants	-	88
Restricted stock	157	88
Convertible preferred stock	-	2,333
Denominator for diluted earnings per common share	10,594	8,377
Income per common share:
Basic	$0.25	$0.89
Diluted	$0.24	$0.75

The denominator used for the calculation of diluted earnings per common share for the three months ended March 31, 2008, excludes the effect of certain stock options, warrants and convertible preferred stock because the effect is anti-dilutive.  At March 31, 2008, there were options to purchase 553,396 shares of common stock, warrants to purchase 274,605 shares of common stock, 157,462 shares of restricted stock, and preferred stock convertible into 2,524,780 shares of common stock.

The numerator used for the calculation of diluted earnings per share for the three months ended March 31, 2008 is “Net income applicable to common stockholders” as the convertible preferred stock was deemed to be anti-dilutive in that period.

NOTE 6: Income Taxes

Effective January 1, 2007, the Company adopted FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109 and prescribes a minimum recognition threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes on continuing operations in the consolidated statements of income. There were no unrecognized tax benefits as of the date of adoption.  There are no unrecognized tax benefits that if recognized would affect the tax rate for the quarter ended March 31, 2008. There is no interest or penalties recognized as of the date of adoption or for the quarter ended March 31, 2008.

Income tax expense was $1.5 million with an effective tax rate of 28% for the first quarter of 2008 compared to $2.7 million and an effective tax rate of 30% in the first quarter of 2007.   The Company currently has $131.0 million of net operating losses (NOL’s) in the United States, of which approximately $91.5 are considered pre-acquisition NOL’s, and  $37.0 million of NOL’s in our foreign locations of which $29.0 million are considered pre-acquisition NOL’s. According to US GAAP, utilization of pre-acquisition NOL’s must be included in tax expense and offset with goodwill.

    NOTE 7:  Commitments & Contengencies

The Company is involved in various claims and legal actions arising in the ordinary course of business.  Management is of the opinion that none of the claims and actions will have a material adverse impact on the Company’s financial position, results of operations or cash flows.

On March 27, 2008, the Company received notice of disallowance of certain deductions as a result of a 2003 audit on one of its foreign entities. The assessment is in the amount of $514,000, of which $428,000 is principal and $86,000 represents interest. The Company disagrees with the conclusion of the tax authorities and as a result filed suit to dismiss the assessment on April 23, 2008 with the Tax Court. The Company plans to vigorously defend its position and believes that it will eventually prevail in Tax Court.  Accordingly, the Company has not recognized the principal or interest in its tax rate for the quarter ended March 31, 2008.

The Company is currently in discussions with two of its international customers regarding certain amounts the Company believes it is owed under contracts with these customers.  The Company believes that the estimated amounts it expects to receive under such contracts are properly reflected in its financial statements and that such estimates are reasonable.  However, if the Company is entirely unsuccessful in its discussions with both of these customers, the Company could be required to recognize losses of up to $2.5 million in one or more subsequent periods.

    NOTE 8:  Subsequent Events

In April 2008, the Company entered into an additional equipment lease agreement with CIT for up to $10.0 million to finance seismic equipment purchases for its OBC operations in Australia, under which  $7.8 million was executed at an annual interest rate of 7.08 % over a 24 month term.  Of the $7.8 million, $4.1 million was used to pay obligations under vendor financing arrangements recorded as current portion of long-term debt at March 31, 2008.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain matters discussed in this report, except for historical information contained herein, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  When used in this report, words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects,” and similar expressions, as they relate to the Company or management, identify forward-looking statements.  Forward-looking statements include but are not limited to statements about business outlook for the year, backlog and bid activity, business strategy, and related financial performance and statements with respect to future benefits.  These statements are based on certain assumptions made by the Company based on management’s experience and perception of historical trends, industry conditions, market position, future operations, profitability, liquidity, backlog, capital resources and other factors believed to be appropriate.  Management’s expectations and assumptions regarding Company operations and other anticipated future developments are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements.  These include risks relating to financial performance and results, job delays or cancellations, impact from severe weather conditions and other important factors that could cause actual results to differ materially from those projected, or backlog not to be completed.  Backlog consists of written orders and estimates of the Company’s services which the Company believes to be firm, however, in many instances, the contracts are cancelable by customers so the Company may never realize some or all of its backlog, which may lead to lower than expected financial performance.  Although the Company believes that the expectations reflected in such statements are reasonable, the Company can give no assurance that such expectations will be correct.  All of the Company’s forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements.  In addition, the Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.

Overview

Geokinetics Inc. (“Geokinetics” or collectively with its subsidiaries, the “Company”), incorporated in Delaware in January 1980, is based in Houston, Texas.  Through an extensive capital investment program and two major strategic acquisitions since December 2005, the Company has transformed itself into an experienced, full-service, global provider of seismic data acquisition services complemented by seismic data processing and interpretation services.  As a leader in providing seismic data acquisition services in land, marsh, swamp, transition zone and shallow water ocean bottom cable (“OBC”) environments to the oil and natural gas industry, the Company has the capacity to operate up to 24 seismic crews worldwide and the ability to process seismic data collected throughout the world.  Crew count, configuration and location can change depending upon industry demand and customer requirements.

The Company provides a suite of geophysical services including acquisition of three-dimensional (“3D”), two-dimensional (“2D”) and multi-component seismic data surveys; data processing and interpretation services and other geophysical services for customers in the oil and natural gas industry, which include many national oil companies, major international oil companies and smaller independent E&P companies in the Gulf Coast, Mid-Continent, California, Appalachian and Rocky Mountain regions of the United States, Western Canada, the Canadian Arctic, Central and South America, Africa, the Middle East, Australia/New Zealand and the Far East.  Seismic data is used by oil and natural gas exploration and production (“E&P”) companies to identify and analyze drilling prospects and maximize successful drilling.  In addition, the Company performs work for seismic data library companies that acquire seismic data to license to E&P companies rather than for their own use.

The seismic services industry is dependent upon the spending levels of oil and natural gas companies for exploration, development, exploitation and production of oil and natural gas.  These spending levels have traditionally been heavily influenced by the prices of oil and natural gas.  During the past three years, the oil and natural gas industry have seen significant increases in activity resulting from continuing high commodity prices for oil and natural gas.  The Company’s seismic data acquisition services segment has benefitted from these increased levels of activity, as well as from its reputation as a provider of high-quality seismic surveys.  The Company has seen its seismic data acquisition services revenues and operating margins improve over the past several years as a result of increased demand and improved pricing for its services, improved contract terms with is customers as well as the acquisitions of Trace Energy Services, Ltd. (“Trace”) and Grant Geophysical, Inc. (“Grant”).  While demand for the Company’s services continues to increase, the Company continues to experience competition in its marketplace.  The Company will continue to aggressively compete for seismic projects from both existing and prospective customers.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

For the three months ended March 31, 2008, seismic acquisition revenue totaled $117.3 million as compared to $108.4 million for the same period of 2007, an increase of 8%.  This increase in seismic acquisition revenue is primarily attributable strong performance in Canada and Colombia and investment in additional crew capacity, which allowed the Company to begin expanding into additional countries such as Australia and continued strong demand for the Company’s services.  In addition, the 2007 quarter included the early realization of backlog on a very large international project that was not repeated in the 2008 quarter.  Seismic data acquisition revenues for the three months ended March 31, 2008 includes $61.7 million or 53% of total seismic data acquisition revenue from North America, and $55.6 million or 47% of total seismic data acquisition revenue from International.

Data processing revenue totaled $2.9 million for the three months ended March 31, 2008 as compared to $2.6 million for the same period of 2007, which represents an increase of 12% resulting from additional demand for processing of seismic data due to leveraging processing services with acquisition combined with increased marketing efforts.

Seismic acquisition operating expenses totaled $90.2 million for the three months ended March 31, 2008 as compared to $80.8 million for the same period of 2007, an increase of 12%.  Seismic acquisition operating expenses as a percentage of revenue were 77% for the three months ended March 31, 2008 as compared to 75% for the same period in the prior year. This increase is primarily the result of the cost associated with start-up operations in new countries combined with the absence of the high margins realized from the large international project in the same period of the prior year.  Seismic acquisition operating expenses for the three months ended March 31, 2008 includes $47.8 million, or 53% of total seismic data acquisition operating expenses from North America, and $42.4 million or 47% of total seismic data acquisition operating expenses from International.

Data processing operating expenses totaled $2.2 million for the three months ended March 31, 2008, as compared to $2.3 million for the same period of 2007, a decrease of 4% due to the reorganization of this segment in 2007.

Depreciation and amortization expense for the three months ended March 31, 2008 totaled $11.0 million as compared to $7.5 million for the same period of 2007, an increase of $3.5 million or 47%.  This is primarily attributable to the increase in fixed assets resulting from the Company’s extensive capital expenditure program in 2007 and the first quarter of 2008.

        General and administrative expenses for the three months ended March 31, 2008 were $9.3 million as compared to $9.2 million for the same period of 2007.  General and administrative expenses remained constant despite the increased activity levels resulting from higher revenues.

    Interest expense for the three months ended March 31, 2008 decreased by $2.7 million to $1.5 million as compared to $4.2 million for the same period of 2007.  This decrease is primarily due to the redemption of the Floating Rate Notes in June of 2007 from the proceeds of the public equity offering completed in May 2007.

    Income tax expense was $1.5 million with an effective tax rate of 28% for the first quarter of 2008 compared to $2.7 million and an effective tax rate of 30% in the first quarter of 2007.  The decrease was due to lower pre-tax income and a lower effective tax rate.

Liquidity and Capital Resources

The Company’s primary sources of cash flow are generated by its operations, debt and equity transactions, use of its revolving credit facility, equipment financing and trade credit. The Company’s primary uses of cash are for operating expenses and expenditures associated with upgrading and expanding the Company’s capital asset base.  The Company’s ability to maintain adequate cash balances is dependent upon levels of future demand for the services it provides to its customers.  Working capital may be significantly affected in the event that equipment purchases cannot be financed by the Company’s revolving credit facility or an alternative form of financing.

Available liquidity as of March 31, 2008, the Company had available liquidity as follows:
Available cash:  $22.4 million
Undrawn borrowing capacity under revolving credit facility:  $11.2 million
Net available liquidity at March 31, 2008:  $33.6 million

The Company maintains various foreign bank overdraft facilities used to fund short-term working capital needs.  At March 31, 2008, there was $0.2 million outstanding under these facilities and the Company had approximately $8.8 million of availability.  However, due to the limitations on the ability to remit funds to the United States, these have not been included in the available liquidity table above.

Net cash provided by operating activities was $20.9 million for the three months ended March 31, 2008 compared to net cash used by operating activities of $0.6 million for the three months ended March 31, 2007. This increase resulted primarily from increased accounts payable related to capital expenditures.

Net cash provided by financing activities was $7.9 million for the three months ended March 31, 2008 as compared to net cash provided by financing activities of $11.1 million for the three months ended March 31, 2007. The cash provided by financing activities is primarily due to net borrowings on the Revolver used to fund the purchase of capital assets.

Revolving Credit Facilities

In June 2006, Geokinetics Inc. and four of its subsidiaries (collectively, the “Borrowers”) entered into a Revolving Credit, Term Loan and Security Agreement (collectively, the “Credit Agreement”) with PNC Bank, National Association (“PNC”), as lead lender.  As amended, the syndicated Credit Agreement provides the Company with a $70.0 million revolving credit facility (“Revolver”) maturing May 24, 2012.  The Borrowers pledged as security a first lien on substantially all the assets of the Company to PNC.  The amount available to borrow under the Revolver is dependent upon the calculation of a monthly borrowing base that is composed of eligible accounts receivables and eligible fixed assets.  The maximum amount of the borrowing base determined by eligible fixed assets is $45.0 million.  Beginning May 24, 2008, the maximum of $45.0 million will be reduced by $750,000 per month.  The reduction in the fixed asset component of the borrowing base does not reduce the overall $70.0 million limit on the Revolver, only the amount available from eligible fixed assets towards the borrowing base, however, the Company does not expect it’s receivables to increase to the extent needed to offset this reduction in the borrowing base, so amounts available to be borrowed are expected to be reduced.

The significant financial covenants of the Credit Agreement: (i) require the Company to (a) maintain a specified net worth, as defined, and (b) maintain a specified fixed charge coverage ratio, as defined; and (ii) restricts the Company’s ability to (a) merge, acquire, or sale assets, (b) guarantee the indebtedness of others, (c) make certain investments, (d) make capital investments, (e) pay dividends other than dividends on preferred stock, (f) incur additional indebtedness, and (g) prepayment of debt.

Based on the Company’s borrowing base at March 31, 2008, the Company had available credit under this facility of $12.6 million reduced by standby letters of credit totaling $1.4 million issued by PNC under the Revolver.  At March 31, 2008, the Company had a balance of approximately $54.2 million drawn under the Revolver.

Capital Lease Obligations

In July 2006, Geokinetics USA, Inc. (formerly Quantum Geophysical, Inc.), a wholly-owned subsidiary of the Company, entered into an equipment lease agreement with CIT Group/Equipment Financing, Inc. (the “CIT lease”).  The parties entered into the lease with respect to the purchase of seismic data acquisition equipment.  The term of the lease is three years, with a purchase option at the expiration of the lease term.  The original amount of the lease was approximately $6.0 million and monthly payments total approximately $190,000.  The balance at March 31, 2008 was approximately $2.9 million.

In November 2007, the Company entered into an additional equipment lease facility with CIT Equipment/Financing, Inc. for up to $25.0 million.  The Company is able to fund the purchase of equipment by executing supplemental lease schedules that typically have a term of 36 or 48 months.  The interest rate is based on the three (3) or four (4) year swap rate reported by the Federal Reserve plus 3.25%.  As of March 31, 2008, Company has executed eight equipment schedules totaling approximately $25.0 million with an interest rate ranging from 7.36% to 7.72% and monthly payments totaling approximately $0.8 million.  The unpaid balance of these schedules at March 31, 2008 was approximately $22.7 million.

From time to time the Company enters into vendor financing arrangements to purchase certain equipment.  The equipment purchased from these vendors is paid for over a period of time.  The total balance of vendor financing arrangements at March 31, 2008 were approximately $12.0 million.

The Company has made, and expects to continue to make, significant investments in capital expenditures.  Based on current plans, the Company anticipates making capital expenditures of $64.5 million for 2008, subject to compliance with debt covenants and operational requirements.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements during the first quarter of 2008, that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates.  Market risk is defined for these purposes as the potential for change in the fair value of debt instruments resulting from an adverse movement in interest rates.  As of March 31, 2008, the Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable.  The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair market value due to the short maturity of those instruments.  The carrying amount of debt reported in the consolidated balance sheets approximate fair value because, in general, the interest on the underlying instruments approximates market rates.  The Company is not a party to any hedge arrangements, commodity swap agreement or other derivative financial instruments.  The Company’s seismic data acquisition and seismic data processing segments utilize foreign subsidiaries and branches to conduct operations outside of the United States.  These operations expose the Company to market risks from changes in foreign exchange rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company has performed an evaluation of the design, operation and effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2008.  Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that such disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in its reports filed or submitted under the Exchange Act within the required time period.

Changes in Internal Control.

There have not been any changes in the Company’s internal control (as defined in the Exchange Act Rule 13a-15(f) of the Securities Exchange Act) during the three months ending March 31, 2008, that have materially affected or are reasonably likely to materially affect its internal control over financial reporting except for the changes as noted below.

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

The Company continues to implement measures related to enhancing documentation of policies, controls and procedures.

The Company believes that the measures taken to date and planned for the future will further improve both the effectiveness and efficiency of its internal control over financial reporting.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met.  Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected.

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

Exhibit No.                      Description

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

GEOKINETICS INC.

Date:  May 8, 2008                                                                                      /s/ Richard F. Miles
Richard F. Miles
President and Chief Executive Officer

Date:  May 8, 2008                                                                                      /s/ Scott A. McCurdy
Scott A. McCurdy
Vice President and Chief Financial Officer