Form 10-Q
period 2008-08-07
GEOKINETICS INC
filed 2008-08-07
CIK 314606

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes    [    ]                   No   [ X ]

At August 5, 2008, there were 10,398,084 shares of common stock, par value $0.01 per share, outstanding.

Form 10-Q for the period ended June 30, 2008

GEOKINETICS INC.
INDEX

PART I.  FINANCIAL INFORMATION

Form 10-Q for the period ended June 30, 2008

Geokinetics Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,491	$15,125
Restricted cash	1,219	1,358
Accounts receivable, net of allowance for doubtful accounts of $613 at June 30, 2008 and $1,271 at December 31, 2007	83,154	67,818
Deferred costs	15,548	4,860
Prepaid expenses and other current assets	6,467	7,935
Total current assets	121,879	97,096
Property and equipment:
Cost	277,093	231,105
Less: Accumulated depreciation and amortization	(73,721)	(53,804)
	203,372	177,301
Goodwill	73,414	73,414
Other assets, net	6,646	6,510
Total assets	$405,311	$354,321

LIABILITIES, MEZZANINE AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt and capital lease obligations	$24,876	$19,560
Accounts payable	46,449	19,379
Accrued liabilities	28,684	25,949
Other current liabilities	13,663	19,572
Total current liabilities	113,672	84,460
Long-term debt and capital lease obligations, net of current portion	78,418	60,352
Deferred income tax and other non-current liabilities	16,619	17,618
Total liabilities	208,709	162,430

Commitments & Contingencies
Mezzanine equity: Preferred stock, Series B Senior Convertible, $10.00 par value;
257,526 shares issued and outstanding as of June 30, 2008 and 247,529 shares issued and outstanding as of December 31, 2007	63,496	60,926
Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized, 10,559,890 shares issued and 10,396,018 shares outstanding as of June 30, 2008 and 10,471,944 shares issued and 10,315,982 shares outstanding as of December 31, 2007	106	105
Additional paid-in capital	190,034	191,212
Accumulated deficit	(57,054)	(60,372)
Accumulated other comprehensive income	20	20
Total stockholders’ equity	133,106	130,965
Total liabilities, mezzanine and stockholders’ equity	$405,311	$354,321

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended				Six Months Ended
	June 30				June 30
	2008		2007		2008	2007
Revenue:
Seismic acquisition	$110,468		$68,715		$227,758	$177,080
Data processing	3,111		2,889		5,975	5,488
Total revenue	113,579		71,604		233,733	182,568
Expenses:
Seismic acquisition	89,240		61,354		179,412	142,140
Data processing	2,327		2,718		4,570	5,061
Depreciation and amortization	11,787		8,188		22,778	15,720
General and administrative	9,586		6,532		18,888	15,752
Total Expenses	112,940		78,792		225,648	178,673
(Loss) gain on disposal of property and equipment	(404)		(415)		(485)	(380)
Gain on insurance claims	697		621		697	2,128
Income from operations	932		(6,982)		8,297	5,643
Other income (expenses):
Interest income	127		329		286	595
Interest expense	(1,583)		(3,268)		(3,063)	(7,421)
Loss on redemption of floating rate notes	-		(6,936)		-	(6,936)
Foreign exchange gain (loss)	154		499		(184)	528
Other, net	18		363		(305)	587
Total other expenses, net	(1,284)		(9,013)		(3,266)	(12,647)
Income (loss) before income taxes	(352)		(15,995)		5,031	(7,004)
Provision (benefit) for income taxes	193		(1,749)		1,713	938
Net income (loss)	(545)		(14,246)		3,318	(7,942)
Returns to preferred stockholders:
Dividend and accretion costs	1,301		1,204		2,577	2,382
Income (loss) applicable to common stockholders	$(1,846	) $	(15,450	) $	741	$(10,324)

Income per common share
Basic	$(0.18	) $	(1.95	) $	0.07	$(1.53)
Diluted	$(0.18	) $	(1.95	) $	0.07	$(1.53)

Weighted average common shares outstanding
Basic	10,355		7,918		10,336	6,750
Diluted	10,355		7,918		10,583	6,750

See accompanying notes to the condensed consolidated financial statements.

Geokinetics Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$3,318	$(7,942)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	22,778	15,720
Deferred financing costs and loss on redemption of floating rate notes	181	7,693
Stock-based compensation	959	1,317
Gain (loss) on sale of assets and insurance claims	(212)	(1,748)
Changes in operating assets and liabilities:
Restricted cash	139	19
Accounts receivable	(15,336)	9,738
Prepaid expenses and other assets	(10,199)	68
Accounts payable	27,070	(21,934)
Accrued and other liabilities	(4,181)	(212)
Net cash provided by operating activities	24,517	2,719
INVESTING ACTIVITIES
Proceeds from disposal of property and equipment and insurance claim	1,153	2,351
Purchases and acquisition of property and equipment	(35,175)	(32,618)
Net cash used in investing activities	(34,022)	(30,267)
FINANCING ACTIVITIES
Proceeds from borrowings	121,894	81,020
Proceeds from exercised options	460	298
Common stock issuance	(19)	118,978
Payments on capital lease obligations and vendor financings	(11,135)	(7,344)
Payments on debt	(101,329)	(60,991)
Redemption of floating rate notes	-	(113,315)
Net cash provided by financing activities	9,871	18,646
Net increase (decrease) in cash	366	(8,902)
Cash at beginning of quarter	15,125	20,404
Cash at end of quarter	$15,491	$11,502

Supplemental disclosures related to cash flows:
Interest paid	$3,131	$10,466
Taxes paid	$660	$40
Purchase of equipment under capital lease and vendor financing obligations	$15,551	$-

See accompanying notes to the condensed consolidated financial statements.

Form 10-Q for the period ended June 30, 2008

Geokinetics Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
and other Comprehensive Income
(In thousands, except share data)
(Unaudited)

	Common Shares Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2008	10,471,944	$105	$191,212	$(60,372)	$20	$130,965
Exercise of stock options	72,700	1	440	-	-	441
Stock-based compensation	-	-	959	-	-	959
Restricted stock issued	15,246	-	-	-	-	-
Accretion of preferred issuance costs	-	-	(69)	-	-	(69)
Accrual of preferred dividends	-	-	(2,508)	-	-	(2,508)
Net income	-	-	-	3,318	-	3,318
Balance at June 30, 2008	10,559,890	$106	$190,034	$(57,054)	$20	$133,106

See accompanying notes to the condensed consolidated financial statements

Form 10-Q for the period ended June 30, 2008
GEOKINETICS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Organization

Geokinetics Inc. (collectively with its subsidiaries, the “Company”), a Delaware corporation, founded in 1980, is based in Houston, Texas. The Company is a global provider of seismic data acquisition services and a leader in providing land, marsh and swamp (“Transition Zone”) and shallow water ocean bottom cable (“OBC”) environment acquisition services to the oil and natural gas industry.  In addition, the Company provides seismic data processing and interpretation services to complement its data acquisition services. Seismic data is used by oil and natural gas exploration and production (“E&P”) companies to identify and analyze drilling prospects to maximize successful drilling. The Company, which has been operating in some regions for over twenty years, provides seismic data acquisition services in the Gulf Coast, Mid-Continent, California, Appalachian and Rocky Mountain regions of the United States, Western Canada,  the Canadian Arctic, as well as internationally in Central and South America, Africa, the Middle East, Australia/New Zealand and the Far East. The Company primarily performs three-dimensional (“3D”) seismic data acquisition for its customers, which include many national and international oil companies and smaller independent E&P companies.  The Company’s crews are scalable and specifically configured for each project.  In addition, the Company derives a significant portion of its revenue from services provided to seismic data library companies that acquire seismic data to license to E&P companies rather than for their own use.

NOTE 2: Basis of Presentation and Significant Accounting Policies

The unaudited condensed financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to provide a fair presentation of the financial condition and results of operations for the periods presented.  All such adjustments are of a normal recurring nature.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC.  These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2007.  The results of operations for the three and six months ended June 30, 2008, are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157).  In February 2008, the FASB released FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays, for one year, the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements on at least an annual basis.  Accordingly, the Company deferred the adoption of SFAS No. 157 as it relates to nonfinancial assets and liabilities until January 2009.  The partial adoption of this Statement did not have a material impact on the Company’s financial statements and it is expected that the remaining provisions of this Statement will not have a material effect on the Company’s financial statements.

Certain reclassifications have been made to prior periods financial statements to conform to the current presentation.

In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates.  Market risk is defined for these purposes as the potential for change in the fair value of debt instruments resulting from an adverse movement in interest rates.  As of June 30, 2008, the Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable.  The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair market value due to the short maturity of those instruments.  The carrying amount of debt reported in the consolidated balance sheets approximate fair value because, in general, the interest on the underlying instruments approximates market rates.  The Company is not a party to any hedge arrangements, commodity swap agreement or other derivative financial instruments.  The Company’s seismic data acquisition and seismic data processing segments utilize foreign subsidiaries and branches to conduct operations outside of the United States.  These operations expose the Company to market risks from changes in foreign exchange rates.

Form 10-Q for the period ended June 30, 2008

Recent Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161).  SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  The Company is currently reviewing SFAS No. 161 to determine if its adoption will have a material effect on its results of operations or financial position.

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

The following unaudited table sets forth significant information concerning the Company’s reportable segments:

	For the Three Months Ended June 30, 2008
	Data Acquisition		Data
	North America	International	Processing	Corporate		Total
	(In thousands)
Revenue	$44,082	$66,386	$3,111	$-		$113,579
Segment income (loss)	$3,205	$2,017	$369	$(6,136	) $	(545)
Segment assets (at end of period)	$118,296	$267,096	$7,477	$12,442		$405,311

	For the Three Months Ended June 30, 2007
	Data Acquisition		Data
	North America	International	Processing	Corporate		Total
	(In thousands)
Revenue	$32,663	$36,052	$2,889	$-		$71,604
Segment income (loss)	$420	$(2,880)	$(293)	$(11,493	) $	(14,246)
Segment assets (at end of period)	$111,675	$163,694	$9,091	$8,345		$292,805

	For the Six Months Ended June 30, 2008
	Data Acquisition		Data
	North America	International	Processing	Corporate		Total
	(In thousands)
Revenue	$105,826	$121,932	$5,975	$-		$233,733
Segment income (loss)	$10,170	$7,162	$499	$(14,513	) $	3,318
Segment assets (at end of period)	$118,296	$267,096	$7,477	$12,442		$405,311

	For the Six Months Ended June 30, 2007
	Data Acquisition		Data
	North America	International	Processing	Corporate		Total
	(In thousands)
Revenue	$83,267	$93,813	$5,488	$-		$182,568
Segment income (loss)	$8,577	$7,763	$(341)	$(23,941	) $	(7,942)
Segment assets (at end of period)	$111,675	$163,694	$9,091	$8,345		$292,805

Form 10-Q for the period ended June 30, 2008

NOTE 4: Debt and Capital Lease Obligations

 The Company’s long-term debt and capital lease obligations were as follows:

	June 30,	December 31,
	2008	2007
	(In thousands)
	(Unaudited)
Revolving credit lines-LIBOR plus 3.0% or prime plus 1.5%	$60,334	$40,537
Capital lease obligations—7.36% to 14.26%	32,490	28,229
Notes payable from vendor financing arrangements—7.94% to 9.50%	9,684	11,146
Foreign Lines of Credit	786	-
	103,294	79,912
Less: current portion	(24,876)	(19,560)
	$78,418	$60,352

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

The significant financial covenants of the Credit Agreement: (i) require the Company to (a) maintain a specified net worth, as defined, and (b) maintain a specified fixed charge coverage ratio, as defined; and (ii) restricts the Company’s ability to (a) merge, acquire, or sell assets, (b) guarantee the indebtedness of others, (c) make certain investments, (d) make capital investments, (e) pay dividends other than dividends on preferred stock, (f) incur additional indebtedness, and (g) prepayment of debt.

Based on the Company’s borrowing base at June 30, 2008, the Company had available credit under this facility of $70.0 million reduced by standby letters of credit totaling $3.0 million issued by PNC under the Revolver.  At June 30, 2008, the Company had a balance of approximately $60.3 million drawn under the Revolver.

On June 26, 2008, the Company and its principal subsidiaries further amended the Credit Agreement with PNC to, among other things, increase the aggregate amount of capital expenditures of the Company from $50.0 million to $80.0 million for 2008.  The $30.0 million of additional expenditures are required to be financed by the issuance of debt or equity.  In July 2008, the Company completed the sale of additional shares of its Series B convertible preferred stock and warrants for $30.0 million.

Form 10-Q for the period ended June 30, 2008

        Capital Lease Obligations

In July 2006, Geokinetics USA, Inc. (formerly Quantum Geophysical, Inc.), a wholly-owned subsidiary of the Company, entered into an equipment lease agreement with CIT Group/Equipment Financing, Inc. (CIT).  The parties entered into the lease with respect to the purchase of seismic data acquisition equipment.  The term of the lease is three years, with a purchase option at the expiration of the lease term.  The original amount of the lease was approximately $6.0 million and monthly payments total approximately $190,000.  The balance at June 30, 2008 was approximately $2.4 million.

In November 2007, the Company entered into an additional equipment lease facility with CIT for up to $25.0 million.  The Company is able to fund the purchase of equipment by executing supplemental lease schedules that typically have a term of 36 or 48 months.  The interest rate is based on the three (3) or four (4) year swap rate reported by the Federal Reserve plus 3.25%.  As of June 30, 2008, Company has executed eight equipment schedules totaling approximately $25.0 million with an interest rate ranging from 7.36% to 7.72% and monthly payments totaling approximately $0.8 million.  The unpaid balance of these schedules at June 30, 2008 was approximately $20.8 million.

In April 2008, the Company entered into an additional equipment lease agreement with CIT for up to $10.0 million to finance seismic equipment purchases for its OBC operations in Australia.  The Company is able to fund the purchase of equipment by executing supplemental lease schedules with a term of 24 months.  The interest rate is based on the two year swap rate reported by the Federal Reserve plus 4.50%.  As of June 30, 2008, Company has executed two equipment schedules totaling approximately $9.9 million with an interest rate ranging from 7.08% to 7.64% and monthly payments totaling approximately $0.4 million.  The unpaid balance of these schedules at June 30, 2008 was approximately $9.3 million.

Other

From time to time the Company enters into vendor financing arrangements to purchase certain equipment.  The equipment purchased from these vendors is paid for over a period of time.  The total balance of vendor financing arrangements at June 30, 2008 was approximately $9.7 million.

The Company maintains various foreign bank overdraft facilities used to fund short-term working capital needs.  At June 30, 2008, there was $0.8 million outstanding under these facilities and the Company had approximately $8.2 million of availability.

NOTE 5: Income per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended				Six Months Ended
	June 30				June 30
	2008		2007		2008	2007
Numerator:
Net income (loss) applicable to common stockholders	$(1,846	) $	(15,450	) $	741	$(10,324)
Denominator:
Denominator for basic earnings per common share	10,355		7,918		10,336	6,750
Effect of dilutive securities:
Stock options	-		-		81	-
Warrants	-		-		2	-
Restricted stock	-		-		164	-
Denominator for diluted earnings per common share	10,355		7,918		10,583	6,750
Income (loss) per common share:
Basic	$(0.18	) $	(1.95	) $	0.07	$(1.53)
Diluted	$(0.18	) $	(1.95	) $	0.07	$(1.53)

Form 10-Q for the period ended June 30, 2008

The denominator used for the calculation of diluted earnings per common share for the three months and six months ended June 30, 2008 and 2007, excludes the effect of certain stock options, warrants and convertible preferred stock because the effect is anti-dilutive.  At June 30, 2008, there were options to purchase 483,896 shares of common stock, warrants to purchase 274,605 shares of common stock, 163,872 shares of restricted stock, and preferred stock convertible into 2,575,260 shares of common stock.

The numerator used for the calculation of diluted earnings per share for the three months and six months ended June 30, 2008 and 2007 is “Net income applicable to common stockholders” as the convertible preferred stock was deemed to be anti-dilutive in that period.

NOTE 6: Income Taxes

Effective January 1, 2007, the Company adopted FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109 and prescribes a minimum recognition threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes on continuing operations in the consolidated statements of income. There were no unrecognized tax benefits as of the date of adoption.  There are no unrecognized tax benefits that if recognized would affect the tax rate for the quarter or six months ended June 30, 2008.

Income tax expense was $1.7 million with an effective tax rate of 34%. The increase in tax expense was due to an increase in the Company’s pre-tax income in certain of its foreign locations.   The Company currently has $134.8 million of net operating losses (NOL’s) in the United States, of which approximately $94.3 million are considered pre-acquisition NOL’s, and $38.7 million of NOL’s in our foreign locations of which $29.0 million are considered pre-acquisition NOL’s. According to US GAAP, utilization of pre-acquisition NOL’s must be included in tax expense and offset with goodwill.

NOTE 7:  Commitments & Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business.  Management is of the opinion that none of the claims and actions will have a material adverse impact on the Company’s financial position, results of operations or cash flows.

On March 27, 2008, the Company received notice of disallowance of certain deductions as a result of a 2003 audit in one of its foreign entities. The assessment is in the amount of $514,000, of which $428,000 is principal and $86,000 represents interest. The Company disagrees with the conclusion of the tax authorities and as a result filed suit to dismiss the assessment on April 23, 2008 with the Tax Court. The Company plans to vigorously defend its position and believes that it will eventually prevail in Tax Court.  Accordingly, the Company has not recognized the principal or interest in its tax rate for the quarter ended June 30, 2008.

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

NOTE 8:  Subsequent Events

On July 28, 2008, a related party of the Company purchased 120,000 shares of Series B Senior Convertible Preferred Stock, $10.00 par value (“Series B Preferred Stock”) and warrants to purchase 240,000 shares of Geokinetics common stock for net proceeds of $29.4 million, which will be used to execute the Company’s growth strategy of upgrading equipment and expanding crew capacity around the world.

Form 10-Q for the period ended June 30, 2008
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

The Company provides a suite of geophysical services including acquisition of three-dimensional (“3D”), two-dimensional (“2D”) and multi-component seismic data surveys; data processing and interpretation services and other geophysical services for customers in the oil and natural gas industry, which include many national oil companies, major international oil companies and smaller independent oil and natural gas exploration and production (“E&P”) companies in the Gulf Coast, Mid-Continent, California, Appalachian and Rocky Mountain regions of the United States, Western Canada, the Canadian Arctic, Central and South America, Africa, the Middle East, Australia/New Zealand and the Far East.  Seismic data is used by E&P companies to identify and analyze drilling prospects and maximize successful drilling.  In addition, the Company performs work for seismic data library companies that acquire seismic data to license to E&P companies rather than for their own use.

Form 10-Q for the period ended June 30, 2008

The seismic services industry is dependent upon the spending levels of oil and natural gas companies for exploration, development, exploitation and production of oil and natural gas.  These spending levels have traditionally been heavily influenced by the prices of oil and natural gas.  During the past three years, the oil and natural gas industry have seen significant increases in activity resulting from continuing high commodity prices for oil and natural gas.  The Company’s seismic data acquisition services segment has benefitted from these increased levels of activity, and from its reputation as a provider of high-quality seismic surveys.  The Company has seen its seismic data acquisition services revenues and operating margins improve over the past several years as a result of increased demand and improved pricing for its services, improved contract terms with is customers as well as the acquisitions of Trace Energy Services, Ltd. (“Trace”) and Grant Geophysical, Inc. (“Grant”).  While demand for the Company’s services continues to increase, the Company continues to experience competition in its marketplace.  The Company will continue to aggressively compete for seismic projects from both existing and prospective customers.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

    For the three months ended June 30, 2008, seismic acquisition revenue totaled $110.5 million as compared to $68.7 million for the same period of 2007, an increase of 61%.  This increase in seismic acquisition revenue is primarily a result of the Company’s investment in additional capacity, which has allowed the Company to expand into additional countries and continued strong demand for the Company’s services.  Seismic data acquisition revenues for the three months ended June 30, 2008 includes $44.1 million or 40% of total seismic data acquisition revenue from North America, and $66.4 million or 60% of total seismic data acquisition revenue from International.  Seismic data acquisition revenues for the three months ended June 30, 2007 included $32.7 million or 48% of total seismic data acquisition revenue from North America, and $36.0 million or 52% of total seismic data acquisition revenue from International.

Data processing revenue totaled $3.1 million for the three months ended June 30, 2008 as compared to $2.9 million for the same period of 2007, which represents an increase of 7% resulting from additional demand for processing of seismic data due to leveraging processing services with acquisition combined with increased marketing efforts.

    Seismic acquisition operating expenses totaled $89.2 million for the three months ended June 30, 2008 as compared to $61.4 million for the same period of 2007, an increase of 45%.  Seismic acquisition operating expenses as a percentage of revenue were 81% for the three months ended June 30, 2008 as compared to 89% for the same period in the prior year.  This decrease is a combination of improved crew efficiency resulting from technology upgrades coupled with favorable weather conditions not seen in 2007 for the same three months.  Seismic acquisition operating expenses for the three months ended June 30, 2008 includes $33.8 million, or 77% of total seismic data acquisition revenue from North America, and $55.4 million, or 83% of total seismic data acquisition revenue from International.    Seismic acquisition operating expenses were  $28.1 million, or 86% of total seismic data acquisition revenue from North America, and $33.2 million, or 92% of total seismic data acquisition revenue from International for the same period in 2007.  International operating expenses have historically been higher, as a percentage of revenue, than the North America operations due to the idle time experienced between projects.

    Data processing operating expenses totaled $2.3 million for the three months ended June 30, 2008, as compared to $2.7 million for the same period of 2007, a decrease of 15% due to the reorganization of this segment in 2007.

    Depreciation and amortization expense for the three months ended June 30, 2008 totaled $11.8 million as compared to $8.2 million for the same period of 2007, an increase of $3.6 million or 44%.  This is primarily attributable to the increase in fixed assets resulting from the Company’s extensive capital expenditure program in 2007 and the first half of 2008.

    General and administrative expenses for the three months ended June 30, 2008 were $9.6 million, or 8.5% of revenues, as compared to $6.5 million, or 9.1% of revenues, for the same period of 2007 which is an increase of 48%.  General and administrative expenses have increased due to the start-up of operations in new countries and staffing those offices to accommodate the increased level of activity.  However, due to the revenue generated by the current job mix, domestic term work and international OBC, the general and administrative costs as a percentage of revenue have decreased.

    Interest expense for the three months ended June 30, 2008 decreased by $1.7 million to $1.6 million as compared to $3.3 million for the same period of 2007.  This decrease is primarily due to the redemption of the Company’s floating rate notes in June of 2007 from the proceeds of the public equity offering completed in May 2007.  In addition, for the three monthes ended June 30, 2007, there was a $6.9 million loss on the redemption of the floating rate notes which consisted of a $3.3 million premium and recognition of $3.6 million of unamortized finance costs.

    Income tax expense was $0.2 million for the three months ended June 30, 2008 compared to a benefit of $1.7 million in the second quarter of 2007.  The expense in the current period was due to an increase in pre-tax income in certain foreign locations.

Form 10-Q for the period ended June 30, 2008

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

    For the six months ended June 30, 2008, seismic acquisition revenue totaled $227.8 million as compared to $177.1 million for the same period of 2007, an increase of 29%.  Excellent performance in Canada and Colombia, coupled with investment in technology, drove this increase.  Seismic data acquisition revenues for the six months ended June 30, 2008 includes $105.8 million or 46% of total seismic data acquisition revenue from North America, and $122.0 million or 54% of total seismic data acquisition revenue from International.  Seismic data acquisition revenues for the six months ended June 30, 2007 included $83.3 million or 47% of total seismic data acquisition revenue from North America, and $93.8 million or 53% of total seismic data acquisition revenue from International.

    Data processing revenue totaled $6.0 million for the six months ended June 30, 2008 as compared to $5.5 million for the same period of 2007, which represents an increase of 9% resulting from additional demand for processing of seismic data due to leveraging processing services with acquisition combined with increased marketing efforts.

    Seismic acquisition operating expenses totaled $179.4 million for the six months ended June 30, 2008 as compared to $142.1 million for the same period of 2007, an increase of 26%.  Seismic acquisition operating expenses as a percentage of revenue were 79% for the six months ended June 30, 2008 as compared to 80% for the same period in the prior year.  Seismic acquisition operating expenses for the six months ended June 30, 2008 includes $80.9 million, or 76% of total seismic data acquisition revenue from North America, and $98.5 million, or 81% of total seismic data acquisition revenue from International.  Seismic acquisition operating expenses were  $69.2 million, or 83% of total seismic data acquisition revenue from North America, and $72.9 million, or 78% of total seismic data acquisition revenue from International for the same period in 2007.  International operating expenses have historically been higher, as a percentage of revenue, than the North America operations due to the idle time experienced between projects.  The second quarter of 2007, however, presented difficult weather conditions for the Company’s North America crews that reduced average.

    Data processing operating expenses totaled $4.6 million for the six months ended June 30, 2008, as compared to $5.1 million for the same period of 2007, a decrease of 10% due to the reorganization of this segment in 2007 and the continued streamlining of the division.

    Depreciation and amortization expense for the six months ended June 30, 2008 totaled $22.8 million as compared to $15.7 million for the same period of 2007, an increase of $7.1 million or 45%.  This is primarily attributable to the increase in fixed assets resulting from the Company’s extensive capital expenditure program in 2007 and the first half of 2008.

    General and administrative expenses for the six months ended June 30, 2008 were $18.9 million, or 8.1% of revenues, as compared to $15.8 million, or 8.6% of revenues, for the same period of 2007.  General and administrative expenses increased due to the operations growth into new countries.  As a percentage of revenue the general and administrative costs have decreased slightly due to growth in revenues for the period.

    Interest expense for the six months ended June 30, 2008 decreased by $4.3 million to $3.1 million as compared to $7.4 million for the same period of 2007.  This decrease is primarily due to the redemption of the Company’s floating rate notes in June of 2007 from the proceeds of the public equity offering completed in May 2007.  In addition, for the six monthes ended June 30, 2007, there was a $6.9 million loss on the redemption of the floating rate notes which consisted of a $3.3 million premium and recognition of $3.6 million of unamortized finance costs.

   Income tax expense was $1.7 million with an effective tax rate of 34.3% for the six months ended June 30, 2008 compared to $0.9 million for the same period of 2007.  The increase was due to higher pre-tax income in certain foreign locations.

Form 10-Q for the period ended June 30, 2008

Liquidity and Capital Resources

The Company’s primary sources of cash flow are generated by its operations, debt and equity transactions, its revolving credit facility, equipment financing and trade credit. The Company’s primary uses of cash are operating expenses and expenditures associated with upgrading and expanding the Company’s capital asset base.  The Company’s ability to maintain adequate cash balances is dependent upon levels of future demand for the services it provides to its customers.  Working capital may be significantly affected in the event that equipment purchases cannot be financed by the Company’s revolving credit facility or an alternative form of financing.

As of June 30, 2008, the Company had available liquidity as follows:
Available cash:	$15.5 million
Undrawn borrowing capacity under Revolving Credit Facility:	$6.7 million
Net available liquidity at June 30, 2008:	$22.2 million

The Company maintains various foreign bank overdraft facilities used to fund short-term working capital needs.  At June 30, 2008, there was $0.8 million outstanding under these facilities and the Company had approximately $8.2 million of availability.  However, due to the limitations on the ability to remit funds to the United States, these have not been included in the available liquidity table above.

    Net cash provided by operating activities was $24.5 million for the six months ended June 30, 2008 compared to net cash used by operating activities of $2.7 million for the six months ended June 30, 2007.  This increase resulted primarily from improvement in the operations of the Company and from increased accounts payable related to capital expenditures.

Net cash provided by financing activities was $9.8 million for the six months ended June 30, 2008 as compared to net cash provided by financing activities of $18.6 million for the six months ended June 30, 2007. The cash provided by financing activities is primarily due to net borrowings on the Revolver used to fund the purchase of capital assets.

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

The significant financial covenants of the Credit Agreement: (i) require the Company to (a) maintain a specified net worth, as defined, and (b) maintain a specified fixed charge coverage ratio, as defined; and (ii) restricts the Company’s ability to (a) merge, acquire, or sell assets, (b) guarantee the indebtedness of others, (c) make certain investments, (d) make capital investments, (e) pay dividends other than dividends on preferred stock, (f) incur additional indebtedness, and (g) prepayment of debt.

Based on the Company’s borrowing base at June 30, 2008, the Company had available credit under this facility of $70.0 million reduced by standby letters of credit totaling $3.0 million issued by PNC under the Revolver.  At June 30, 2008, the Company had a balance of approximately $60.3 million drawn under the Revolver.

On June 26, 2008, the Company and its principal subsidiaries further amended the Credit Agreement with PNC to, among other things, increase the aggregate amount of capital expenditures of the Company from $50.0 million to $80.0 million for 2008.  The $30.0 million of additional expenditures are required to be financed by the issuance of debt or equity.  In July 2008, the Company completed the sale of additional shares of its Series B convertible preferred stock and warrants for net proceeds of $29.4 million.

Form 10-Q for the period ended June 30, 2008

Capital Lease Obligations

In July 2006, Geokinetics USA, Inc. (formerly Quantum Geophysical, Inc.), a wholly-owned subsidiary of the Company, entered into an equipment lease agreement with CIT Group/Equipment Financing, Inc. (the “CIT lease”).  The parties entered into the lease with respect to the purchase of seismic data acquisition equipment.  The term of the lease is three years, with a purchase option at the expiration of the lease term.  The original amount of the lease was approximately $6.0 million and monthly payments total approximately $190,000.  The balance at June 30, 2008 was approximately $2.4 million.

In November 2007, the Company entered into an additional equipment lease facility with CIT for up to $25.0 million.  The Company is able to fund the purchase of equipment by executing supplemental lease schedules that typically have a term of 36 or 48 months.  The interest rate is based on the three (3) or four (4) year swap rate reported by the Federal Reserve plus 3.25%.  As of June 30, 2008, Company has executed eight equipment schedules totaling approximately $25.0 million with an interest rate ranging from 7.36% to 7.72% and monthly payments totaling approximately $0.8 million.  The unpaid balance of these schedules at June 30, 2008 was approximately $20.8 million.

In April 2008, the Company entered into an additional equipment lease agreement with CIT for up to $10.0 million to finance seismic equipment purchases for its OBC operations in Australia.  The Company is able to fund the purchase of equipment by executing supplemental lease schedules with a term of 24 months.  The interest rate is based on the two year swap rate reported by the Federal Reserve plus 4.50%.  As of June 30, 2008, Company has executed two equipment schedules totaling approximately $9.9 million with an interest rate ranging from 7.08% to 7.64% and monthly payments totaling approximately $0.4 million.  The unpaid balance of these leases at June 30, 2008 was approximately $9.3 million.

From time to time the Company enters into vendor financing arrangements to purchase certain equipment.  The equipment purchased from these vendors is paid for over a period of time.  The total balance of vendor financing arrangements at June 30, 2008 was approximately $9.7 million.

The Company has made, and expects to continue to make, significant investments in capital expenditures.  Based on current plans, the Company anticipates making capital expenditures of approximately $80.0 million for 2008, subject to compliance with debt covenants and operational requirements.

The Company believes that its current cash balances and anticipated cash flow from operations, combined with available debt and equity financing, will provide sufficient liquidity to continue operations throughout 2008.  While industry conditions have improved, the Company continues to experience significant competition in its markets.  Should the Company’s current sources of liquidity not meet its operating requirements, the Company would be forced to seek outside sources of capital to meet its operating and capital requirements and/or curtail its capital expenditure program.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements during the second quarter of 2008, that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates.  Market risk is defined for these purposes as the potential for change in the fair value of debt instruments resulting from an adverse movement in interest rates.  As of June 30, 2008, the Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable.  The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair market value due to the short maturity of those instruments.  The carrying amount of debt reported in the consolidated balance sheets approximate fair value because, in general, the interest on the underlying instruments approximates market rates.  The Company is not a party to any hedge arrangements, commodity swap agreement or other derivative financial instruments.  The Company’s seismic data acquisition and seismic data processing segments utilize foreign subsidiaries and branches to conduct operations outside of the United States.  These

Form 10-Q for the period ended June 30, 2008

operations expose the Company to market risks from changes in foreign exchange rates.

Item 4.     Controls and Procedures

    Evaluation of Disclosure Controls and Procedures.

    Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company has performed an evaluation of the design, operation and effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2008.  Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that such disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in its reports filed or submitted under the Exchange Act within the required time period.

    Changes in Internal Control.

    There have not been any changes in the Company’s internal control (as defined in the Exchange Act Rule 13a-15(f) of the Securities Exchange Act) during the six months ending June 30, 2008, that have materially affected or are reasonably likely to materially affect its internal control over financial reporting except for the changes as noted below.

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

    The Company continues to implement measures related to enhancing documentation of policies, controls and procedures.  In the second quarter of 2008 the accounting and reporting functions were enhanced with the addition of a Chief Accounting Officer and increased internal audit staff highly experienced in their respective areas of expertise.

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

Form 10-Q for the period ended June 30, 2008

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

           None.

Item 3.  Defaults Upon Senior Securities

   None.

Item 4.  Submission of Matters to a Vote of Security Holders

    On June 24, 2008, the Company held its 2008 Annual Meeting of Stockholders.  The total outstanding voting securities eligible to vote were 12,850,628 shares, which consisted of 10,325,848 shares of Common Stock, $0.01 par value, and 2,524,780 shares of Common Stock upon the conversion of 252,478 shares of Series B Senior Convertible Preferred Shares, $10.00 par value, voting together as a single class.  The stockholders were asked to take the following actions:

1.	Elect seven directors to Geokinetics’ seven-member Board of Directors, each to hold office for a term of one year; and

2.	Approve the appointment of UHY LLP as Geokinetics’ independent public accountants.

PROPOSAL 1 – ELECTION OF DIRECTORS

    The following incumbent directors stood for re-election:

Name	Position	Director Since
William R. Ziegler	Chairman (non-executive) (since February 2, 1999 and Director)	1997
Richard F. Miles	President, Chief Executive Officer and Director	2007
Christopher M. Harte	Director	1997
Steven A. Webster	Director	1997
Gary M. Pittman	Director	2006
Robert L. Cabes, Jr.	Director	2006
Christopher D. Strong	Director	2007

Form 10-Q for the period ended June 30, 2008

The results of the vote were as follows:

Name	For	Against	Abstain
William R. Ziegler	8,283,855	1,310,479	2,090
Richard F. Miles	9,478,951	113,919	3,554
Christopher M. Harte	8,410,857	1,182,012	3,555
Steven A. Webster	9,329,127	263,743	3,554
Gary M. Pittman	9,338,419	254,451	3,554
Robert L. Cabes, Jr.	9,380,941	211,929	3,554
Christopher D. Strong	9,479,811	113,059	3,554

PROPOSAL 2 – APPROVAL OF THE APPOINTMENT OF GEOKINETICS’ INDEPENDENT PUBLIC ACCOUNTANTS

Subject to stockholder approval, the Board appointed the firm of UHY LLP, independent certified public accountants, to examine Geokinetics’ consolidated financial statements for the fiscal year ending December 31, 2008.

The results of the vote were as follows:

For	Against	Abstain
9,592,870	0	3,554

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

Form 10-Q for the period ended June 30, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOKINETICS INC.

Date:  August 7, 2008                                                                           /s/ Richard F. Miles
Richard F. Miles
President and Chief Executive Officer

Date:  August 7, 2008                                                                           /s/ Scott A. McCurdy
Scott A. McCurdy
Vice President and Chief Financial Officer

Date:  August 7, 2008                                                                           /s/ Mark A. Hess
Mark A. Hess
Vice President and Chief Accounting Officer

Form 10-Q for the period ended June 30, 2008

Exhibit 31.1

CERTIFICATION BY CHIEF FINANCIAL OFFICER
PURSUANT TO RULES 13a-14 AND 15d-14
OF THE SECURITIES EXCHANGE ACT OF 1934
(Section 302 of the Sarbanes-Oxley Act of 2002)

I, Richard F. Miles, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Geokinetics Inc.

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles;

c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 7, 2008	/s/ Richard F. Miles
Richard F. Miles
President and Chief Executive Officer

Form 10-Q for the period ended June 30, 2008

Exhibit 31.2

CERTIFICATION BY CHIEF FINANCIAL OFFICER
PURSUANT TO RULES 13a-14 AND 15d-14
OF THE SECURITIES EXCHANGE ACT OF 1934
(Section 302 of the Sarbanes-Oxley Act of 2002)

I, Scott A. McCurdy, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Geokinetics Inc.

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles;

c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 7, 2008	/s/ Scott A. McCurdy
Scott A. McCurdy
Vice President and Chief Financial Officer

Form 10-Q for the period ended June 30, 2008

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. § 1350
(Section 906 of Sarbanes-Oxley Act of 2002)

In connection with the Quarterly Report of Geokinetics Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard F. Miles, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)           The Report fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934; and

(2)           The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Dated: August 7, 2008	/s/ Richard F. Miles
Richard F. Miles
President and Chief Executive Officer

Form 10-Q for the period ended June 30, 2008

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. § 1350
(Section 906 of Sarbanes-Oxley Act of 2002)

In connection with the Quarterly Report of Geokinetics Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Scott A. McCurdy, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)           The Report fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934; and

(2)           The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Dated: August 7, 2008	/s/ Scott A. McCurdy
Scott A. McCurdy
Vice President and Chief Financial Officer