Form 10-Q
period 2008-11-07
GEOKINETICS INC
filed 2008-11-07
CIK 314606

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes    [    ]                   No   [ X ]

At November 4, 2008, there were 10,468,790 shares of common stock, par value $0.01 per share, outstanding.

Form 10-Q 3rd quarter

GEOKINETICS INC.
INDEX

PART I.  FINANCIAL INFORMATION

Form 10-Q 3rd quarter

Geokinetics Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,404	$15,125
Restricted cash	2,917	1,358
Accounts receivable, net of allowance for doubtful accounts of $636 at September 30, 2008 and $1,271 at December 31, 2007	94,415	67,818
Deferred costs	20,123	4,860
Prepaid expenses and other current assets	9,638	7,935
Total current assets	141,497	97,096
Property and equipment:
Cost	268,129	231,105
Less: Accumulated depreciation and amortization	(56,173)	(53,804)
	211,956	177,301
Goodwill	73,414	73,414
Other assets, net	11,450	6,510
Total assets	$438,317	$354,321

LIABILITIES, MEZZANINE AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt and capital lease obligations	$35,350	$19,560
Accounts payable	52,676	19,379
Accrued liabilities	27,768	25,949
Unearned revenue	16,297	14,562
Federal income taxes payable	2,749	5,010
Total current liabilities	134,840	84,460
Long-term debt and capital lease obligations, net of current portion	58,646	60,352
Deferred income tax and other non-current liabilities	16,465	17,618
Total liabilities	209,951	162,430

Commitments & Contingencies
Mezzanine equity: Preferred stock, Series B Senior Convertible, $10.00 par value;
383,952 shares issued and outstanding as of September 30, 2008 and 247,529 shares issued and outstanding as of December 31, 2007	94,447	60,926
Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized, 10,567,722 shares issued and 10,467,458 shares outstanding as of September 30, 2008 and 10,471,944 shares issued and 10,315,982 shares outstanding as of December 31, 2007	106	105
Additional paid-in capital	188,869	191,212
Accumulated deficit	(55,076)	(60,372)
Accumulated other comprehensive income	20	20
Total stockholders’ equity	133,919	130,965
Total liabilities, mezzanine and stockholders’ equity	$438,317	$354,321

See accompanying notes to the condensed consolidated financial statements.

Form 10-Q 3rd quarter

Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2008	2007		2008	2007
Revenue:
Seismic acquisition	$119,880	$86,862		$347,638	$263,942
Data processing	3,227	2,718		9,202	8,206
Total revenue	123,107	89,580		356,840	272,148
Expenses:
Seismic acquisition	92,086	66,297		271,499	208,437
Data processing	2,245	3,133		6,814	8,194
Depreciation and amortization	12,937	8,363		35,715	24,083
General and administrative	10,399	10,920		29,286	26,672
Total Expenses	117,667	88,713		343,314	267,386
(Loss) gain on disposal of property and equipment	25	(261)		(461)	(641)
Gain on insurance claims	-	-		697	2,128
Income from operations	5,465	606		13,762	6,249
Other income (expenses):
Interest income	224	220		510	815
Interest expense	(1,946)	(633)		(5,009)	(8,054)
Loss on redemption of floating rate notes	-	-		-	(6,936)
Foreign exchange gain	668	693		483	1,221
Other, net	-	(34)		(304)	552
Total other expenses, net	(1,054)	246		(4,320)	(12,402)
Income (loss) before income taxes	4,411	852		9,442	(6,153)
Provision for income taxes	2,433	1,130		4,146	2,068
Net income (loss)	1,978	(278)		5,296	(8,221)
Returns to preferred stockholders:
Dividend and accretion costs	1,766	1,232		4,343	3,614
Income (loss) applicable to common stockholders	$212	$(1,510	) $	953	$(11,835)

Income (loss) per common share
Basic	$0.02	$(0.15	) $	0.09	$(1.50)
Diluted	$0.02	$(0.15	) $	0.09	$(1.50)

Weighted average common shares outstanding
Basic	10,418	10,187		10,363	7,908
Diluted	10,518	10,187		10,463	7,908

See accompanying notes to the condensed consolidated financial statements.

Form 10-Q 3rd quarter
Geokinetics Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
OPERATING ACTIVITIES
Net income (loss)	$5,296	$(8,221)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	35,715	24,083
Deferred financing costs and loss on redemption of floating rate notes	236	7,744
Stock-based compensation	1,445	3,129
Gain (loss) on sale of assets and insurance claims	(236)	(1,487)
Changes in operating assets and liabilities:
Restricted cash	(1,559)	(1)
Accounts receivable	(20,496)	(14,165)
Prepaid expenses and other assets	(24,164)	(364)
Accounts payable	33,297	7,835
Accrued and other liabilities	140	6,380
Net cash provided by operating activities	29,674	24,933
INVESTING ACTIVITIES
Oil and gas interests obtained in conjunction with seismic surveys	(6,101)	-
Proceeds from disposal of property and equipment and insurance claims	1,481	3,917
Purchases and acquisition of property and equipment	(38,312)	(75,987)
Net cash used in investing activities	(42,932)	(72,070)
FINANCING ACTIVITIES
Proceeds from borrowings	171,076	140,256
Proceeds from exercised options	593	563
Stock issuance costs	(860)	-
Proceeds from stock issuance	30,001	118,981
Payments on capital lease obligations and vendor financings	(19,195)	(7,895)
Payments on debt	(169,078)	(101,778)
Redemption of floating rate notes	-	(113,315)
Net cash provided by financing activities	12,537	36,812
Net increase (decrease) in cash	(721)	(10,325)
Cash at beginning of quarter	15,125	20,404
Cash at end of quarter	$14,404	$10,079

Supplemental disclosures related to cash flows:
Interest paid	$4,872	$10,948
Taxes paid	$1,283	$392
Purchase of equipment under capital lease and vendor financing obligations	$31,282	$-

See accompanying notes to the condensed consolidated financial statements.

Form 10-Q 3rd quarter

Geokinetics Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
and other Comprehensive Income
(In thousands, except share data)
(Unaudited)

	Common Shares Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit		Accumulated Other Comprehensive Income	Total
Balance at January 1, 2008	10,471,944	$105	$191,212	$(60,372	) $	20	$130,965
Exercise of stock options	83,700	1	577	-		-	578
Stock-based compensation	-	-	1,445	-		-	1,445
Restricted stock issued	12,078	-	-	-		-	-
Accretion of preferred issuance costs	-	-	(122)	-		-	(122)
Accrual of preferred dividends	-	-	(4,238)	-		-	(4,238)
Costs of stock issuance	-	-	(5)	-		-	(5)
Net income	-	-	-	5,296		-	5,296
Balance at September 30, 2008	10,567,722	$106	$188,869	$(55,076	) $	20	$133,919

See accompanying notes to the condensed consolidated financial statements

Form 10-Q 3rd quarter

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

    NOTE 2:     Basis of Presentation and Significant Accounting Policies

The unaudited condensed financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to provide a fair presentation of the financial condition and results of operations for the periods presented.  All such adjustments are of a normal recurring nature.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC.  These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2007.  The results of operations for the three and nine months ended September 30, 2008, are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates.  Market risk is defined for these purposes as the potential for change in the fair value of debt instruments resulting from an adverse movement in interest rates.  As of September 30, 2008, the Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable.  The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair market value due to the short maturity of those instruments.  The carrying amount of debt reported in the consolidated balance sheets approximate fair value because, in general, the interest on the underlying instruments approximates market rates.  The Company is not a party to any hedge arrangements, commodity swap agreement or other derivative financial instruments.  The Company’s seismic data acquisition and seismic data processing segments utilize foreign subsidiaries and branches to conduct operations outside of the United States.  These operations expose the Company to market risks from changes in foreign exchange rates.

Form 10-Q 3rd quarter

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

The following unaudited table sets forth significant information concerning the Company’s reportable segments:

For the Three Months Ended September 30, 2008
Data Acquisition	Data
North America	International	Processing	Corporate	Total
(In thousands)
Revenue	$35,687	$84,193	$3,227	$-	$123,107
Segment income (loss)	$1,039	$10,738	$435	$(10,234	) $	1,978
Segment assets (at end of period)	$124,152	$289,231	$7,079	$17,855	$438,317

For the Three Months Ended September 30, 2007
Data Acquisition	Data
North America	International	Processing	Corporate	Total
(In thousands)
Revenue	$39,835	$47,027	$2,718	$-	$89,580
Segment income (loss)	$2,441	$8,814	$(849)	$(10,684	) $	(278)
Segment assets (at end of period)	$134,839	$195,091	$8,739	$10,199	$348,868

For the Nine Months Ended September 30, 2008
Data Acquisition	Data
North America	International	Processing	Corporate	Total
(In thousands)
Revenue	$141,513	$206,125	$9,202	$-	$356,840
Segment income (loss)	$11,208	$17,900	$934	$(24,746	) $	5,296
Segment assets (at end of period)	$124,152	$289,231	$7,079	$17,855	$438,317

For the Nine Months Ended September 30, 2007
Data Acquisition	Data
North America	International	Processing	Corporate	Total
(In thousands)
Revenue	$123,102	$140,840	$8,206	$-	$272,148
Segment income (loss)	$11,017	$17,829	$(1,191)	$(35,876	) $	(8,221)
Segment assets (at end of period)	$134,839	$195,091	$8,739	$10,199	$348,868

Form 10-Q 3rd quarter

NOTE 4: Debt and Capital Lease Obligations

    The Company’s long-term debt and capital lease obligations were as follows:

	September 30,	December 31,
	2008	2007
	(In thousands)
	(Unaudited)
Revolving credit lines-LIBOR plus 3.0% or prime plus 1.5%	$40,935	$40,537
Capital lease obligations—7.36% to 14.26%	31,467	28,229
Notes payable from vendor financing arrangements—7.94% to 9.50%	19,977	11,146
Foreign Lines of Credit	1,617	-
	93,996	79,912
Less: current portion	(35,350)	(19,560)
	$58,646	$60,352

Revolving Credit Facilities

In June 2006, Geokinetics Inc. and four of its subsidiaries (collectively, the “Borrowers”) entered into a Revolving Credit, Term Loan and Security Agreement (collectively, the “Credit Agreement”) with PNC Bank, National Association (“PNC”), as lead lender.  As amended, the syndicated Credit Agreement provides the Company with a $70.0 million revolving credit facility (“Revolver”) maturing May 24, 2012.  The Borrowers pledged as security a first lien on substantially all the assets of the Company to PNC.  The amount available to borrow under the Revolver is dependent upon the calculation of a monthly borrowing base that is composed of eligible accounts receivables and eligible fixed assets.  The maximum amount of the borrowing base determined by eligible fixed assets is $45.0 million.  Beginning May 24, 2008, the maximum of $45.0 million will be reduced by $750,000 per month.  The reduction in the fixed asset component of the borrowing base does not reduce the overall $70.0 million limit on the Revolver, only the amount available from eligible fixed assets towards the borrowing base, however, the Company does not expect it’s receivables to increase to the extent needed to offset this reduction in the borrowing base, so amounts available to be borrowed are expected to be reduced. At September 30, 2008, the borrowing base component determined by fixed assets was $41.3 million.

The significant financial covenants of the Credit Agreement: (i) require the Company to (a) maintain a specified net worth, as defined, and (b) maintain a specified fixed charge coverage ratio, as defined; and (ii) restricts the Company’s ability to (a) merge, acquire, or sell assets, (b) guarantee the indebtedness of others, (c) make certain investments, (d) make capital investments, (e) pay dividends other than dividends on preferred stock, (f) incur additional indebtedness, and (g) prepay debt.

Based on the Company’s borrowing base at September 30, 2008, the Company had available credit under this facility of $60.9 million reduced by standby letters of credit totaling $3.8 million issued by PNC under the Revolver.  At September 30, 2008, the Company had a balance of approximately $40.9 million drawn under the Revolver.

    On June 26, 2008, the Company and its principal subsidiaries further amended the Credit Agreement with PNC to, among other things, increase the aggregate amount of capital expenditures of the Company from $50.0 million to $80.0 million for 2008.  The $30.0 million of additional expenditures are required to be financed by the issuance of debt or equity.  In July 2008, the Company issued 120,000 shares of Series B Preferred Stock to satisfy this requirement.  See Note 5 – Preferred Stock.

Capital Lease Obligations

In July 2006, Geokinetics USA, Inc. (formerly Quantum Geophysical, Inc.), a wholly-owned subsidiary of the Company, entered into an equipment lease agreement with CIT Group/Equipment Financing, Inc. ("CIT").  The parties entered into the lease with respect to the purchase of seismic data acquisition equipment.  The term of the lease is three years, with a purchase option at the expiration of the lease term.  The original amount of the lease was approximately $6.0 million and monthly payments were approximately $190,000.  In August 2008, the Company reduced the principal amount of this lease to $2.2 million and refinanced this equipment lease with a new facility from CIT in the amount $5.0 million at a rate of 8.26% per annum for 24 months yielding $2.8 million of new funds to the Company.  The unpaid balance of this lease as of September 30, 2008 was approximately $4.6 million.

Form 10-Q 3rd quarter

In November 2007, the Company entered into an additional equipment lease facility with CIT for up to $25.0 million.  The Company is able to fund the purchase of equipment by executing supplemental lease schedules that typically have a term of 36 or 48 months.  The interest rate is based on the three (3) or four (4) year swap rate reported by the Federal Reserve plus 3.25%.  As of September 30, 2008, the Company has executed eight equipment schedules totaling approximately $25.0 million with an interest rate ranging from 7.36% to 7.72% and monthly payments totaling approximately $0.8 million.  The unpaid balance of these schedules at September 30, 2008 was approximately $18.8 million.

In April 2008, the Company entered into an additional equipment lease agreement with CIT for up to $10.0 million to finance seismic equipment purchases for its shallow water ocean bottom cable (“OBC”) operations in Australia.  The Company is able to fund the purchase of equipment by executing supplemental lease schedules with a term of 24 months.  The interest rate is based on the two year swap rate reported by the Federal Reserve plus 4.50%.  As of September 30, 2008, the Company has executed two equipment schedules totaling approximately $9.9 million with an interest rate ranging from 7.08% to 7.64% and monthly payments totaling approximately $0.4 million.  The unpaid balance of these schedules at September 30, 2008 was approximately $8.1 million.

Other

From time to time the Company enters into vendor financing arrangements to purchase certain equipment.  The equipment purchased from these vendors is paid for over a period of time.  The total balance of vendor financing arrangements at September 30, 2008 was approximately $20.0 million.

The Company maintains various foreign bank overdraft facilities used to fund short-term working capital needs.  At September 30, 2008, there was $1.6 million outstanding under these facilities and the Company had approximately $7.4 million of availability.

NOTE 5: Preferred Stock

On July 28, 2008, a related party of the Company purchased 120,000 shares of Series B Senior Convertible Preferred Stock, $10.00 par value (“Series B Preferred Stock”) and warrants to purchase 240,000 shares of Geokinetics common stock for net proceeds of $29.3 million, which will be used to execute the Company’s growth strategy of upgrading equipment and expanding crew capacity around the world.

NOTE 6: Income per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2008	2007		2008	2007
Numerator:
Net income (loss) applicable to common stockholders	$212	$(1,510	) $	953	$(11,835)
Denominator:
Denominator for basic earnings per common share	10,418	10,187		10,363	7,908
Effect of dilutive securities:
Stock options	-	-		-	-
Warrants	-	-		-	-
Restricted stock	100	-		100	-
Denominator for diluted earnings per common share	10,518	10,187		10,463	7,908
Income (loss) per common share:
Basic	$0.02	$(0.15	) $	0.09	$(1.50)
Diluted	$0.02	$(0.15	) $	0.09	$(1.50)

Form 10-Q 3rd quarter

    The denominator used for the calculation of diluted earnings per common share for the three months and nine months ended September 30, 2008 and 2007, excludes the effect of certain stock options, warrants and convertible preferred stock because the effect is anti-dilutive.  In total, at September 30, 2008, there were options to purchase 470,896 shares of common stock, warrants to purchase 514,105 shares of common stock, 100,664 shares of restricted stock, and preferred stock convertible into 3,839,520 shares of common stock.

The numerator used for the calculation of diluted earnings per share for the three months and nine months ended September 30, 2008 and 2007 is “Income applicable to common stockholders” as the convertible preferred stock was deemed to be anti-dilutive in that period.

NOTE 7: Income Taxes

    Effective January 1, 2007, the Company adopted FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109 and prescribes a minimum recognition threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes on continuing operations in the consolidated statements of income. There were no unrecognized tax benefits as of the date of adoption.  There are no unrecognized tax benefits that if recognized would affect the tax rate for the quarter or nine months ended September 30, 2008.

Income tax expense was $4.1 million with an effective tax rate of 29.1%. The increase in tax expense was due to an increase in the Company’s pre-tax income in certain of its foreign locations.   The Company currently has $145.0 million of net operating losses (NOL’s) in the United States, of which approximately $94.3 million are considered pre-acquisition NOL’s, and $40.3 million of NOL’s in its foreign locations of which $29.0 million are considered pre-acquisition NOL’s. According to US GAAP, utilization of pre-acquisition NOL’s must be included in tax expense and offset with goodwill.

NOTE 8:  Commitments & Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business.  Management is of the opinion that none of the claims and actions will have a material adverse impact on the
Company’s financial position, results of operations or cash flows.

On March 27, 2008, the Company received notice of disallowance of certain deductions as a result of a 2003 audit in one of its foreign entities. The assessment is in the amount of $514,000, of which $428,000 is principal and $86,000 represents interest. The Company disagreed with the conclusion of the tax authorities and as a result filed suit to dismiss the assessment with the Tax Court. During September 2008, the Company agreed to pay the principal assessment in lieu of continuing its suit.

Form 10-Q 3rd quarter

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain matters discussed in this report, except for historical information contained herein, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  When used in this report, words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects,” and similar expressions, as they relate to the Company or management, identify forward-looking statements.  Forward-looking statements include but are not limited to statements about business outlook for the year, backlog and bid activity, business strategy, and related financial performance and statements with respect to future benefits.  These statements are based on certain assumptions made by the Company based on management’s experience and perception of historical trends, industry conditions, market position, future operations, profitability, liquidity, backlog, capital resources and other factors believed to be appropriate.  Management’s expectations and assumptions regarding Company operations and other anticipated future developments are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements.  These include risks relating to financial performance and results, job delays or cancellations, impact from severe weather conditions, the reductions in oil and gas prices, the continued disruption in worldwide financial markets, and other important factors that could cause actual results to differ materially from those projected, or backlog not to be completed.  Backlog consists of written orders and estimates of the Company’s services which the Company believes to be firm, however, in many instances, the contracts are cancelable by customers so the Company may never realize some or all of its backlog, which may lead to lower than expected financial performance.  Although the Company believes that the expectations reflected in such statements are reasonable, the Company can give no assurance that such expectations will be correct.  All of the Company’s forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements.  In addition, the Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.

Overview

Geokinetics Inc. (“Geokinetics” or collectively with its subsidiaries, the “Company”), incorporated in Delaware in January 1980, is based in Houston, Texas.  Through an extensive capital investment program and two major strategic acquisitions since December 2005, the Company has transformed itself into an experienced, full-service, global provider of seismic data acquisition services complemented by seismic data processing and interpretation services.  As a leader in providing seismic data acquisition services in land, marsh, swamp, transition zone and shallow water ocean bottom cable (“OBC”) environments to the oil and natural gas industry, the Company has the capacity to operate up to 26 seismic crews worldwide and the ability to process seismic data collected throughout the world.  Crew count, configuration and location can change depending upon industry demand and customer requirements.

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

The seismic services industry is dependent upon the spending levels of oil and natural gas companies for exploration, development, exploitation and production of oil and natural gas.  These spending levels have traditionally been heavily influenced by the prices of oil and natural gas.  During the past three years, the oil and natural gas industry have seen significant increases in activity resulting from continuing high commodity prices for oil and natural gas.  The Company’s seismic data acquisition services segment has benefited from these increased levels of activity, and from its reputation as a provider of high-quality seismic surveys.  The Company has seen its seismic data acquisition services revenues and operating margins improve over the past several years as a result of increased demand and improved pricing for its services, improved contract terms with is customers as well as the acquisitions of Trace Energy Services, Ltd. (“Trace”) and Grant Geophysical, Inc. (“Grant”).  However, oil and natural gas prices have recently seen a significant decline.  To the extent that the decline in oil and gas prices results in a decrease in oil and gas exploration activities, the Company’s cash flows from operations could be directly affected.  If a global recession occurs, commodity prices may be depressed for an extended period of time, which could alter the Company's acquisition and exploration plans, and adversely affect its growth strategy.

Form 10-Q 3rd quarter

    Prior to 2008, the Company operated for three consecutive years at a net loss.  These net losses were primarily caused by non-recurring costs arising out of its acquisitions. The Company's operations have shown a net profit since the beginning of 2008.

The financial markets are undergoing unprecedented disruptions.  Many financial institutions have liquidity concerns prompting intervention from governments.  The Company's exposure to the disruptions in the financial markets includes its credit facilities, ability to access the capital markets and the safety of its investments.

The Company's revolving credit facility is committed until May 2012.  If the disruption in the financial markets continues for an extended period of time, replacement of its credit facility may be unavailable or more expensive.  Difficulties in the credit markets may cause the banks to be more restrictive when re-calculating the Company's borrowing base.

The Company's cash and cash equivalents, which total approximately $14.4 million consist of cash deposits primarily in Wells Fargo bank and other local banks. If one of these financial institutions were not to perform, the Company could suffer losses.

In the past, the Company has accessed the equity markets to finance its growth.  The Company's stock price, as well as the price of its competitors, has declined substantially over the last several months.  In addition, the disruption in the financial markets has made it unlikely that the Company will be able to access the equity markets, unless conditions improve dramatically.  Until these conditions improve, the Company is unlikely to access the public equity markets, which may limit its ability to pursue its growth strategy.

Form 10-Q 3rd quarter

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

    For the three months ended September 30, 2008, seismic acquisition revenue totaled $119.9 million as compared to $86.9 million for the same period of 2007, an increase of 38%.  This increase in seismic acquisition revenue is primarily a result of the Company’s investment in additional capacity, which has allowed the Company to expand into additional countries and bolster existing equipment quantities for increased acquisition capabilities.  The expansion into new markets has supplied the Company with increased amounts of shallow water marine and transition zone work which is a higher priced service than the traditional land acquisition.

    Seismic data acquisition revenues from North America for the three months ended September 30, 2008 were $35.7 million or 30% of total seismic data acquisition revenue compared to $39.8 million or 46% of total seismic data acquisition revenue for the same period in 2007.  The decrease is due to increased competition for summer work in Canada that the Company did not experience to the same degree for the same time period in 2007.  The United States (“USA”) revenues were equal to the same period in 2007, despite the fact that the Company operated with one crew less than last year and was affected by hurricane activity on various programs that were in progress in the southern USA region.  This was possible because of the new equipment that was purchased for the USA crews at the end of 2007 that upgraded the equipment from older cabled technology to the new wireless radio technology available in the market.  The new technology allows for the crews to be more efficient in the acquisition of data.

    Seismic data acquisition revenues from International for the three months ended September 30, 2008 were $84.2 million or 70% of total seismic data acquisition revenue compared to $47.0 million or 54% of total seismic data acquisition revenue for the same period in 2007.  The large increase in International revenues is attributable to expansion into new markets coupled with excellent production in markets in which the Company has historically operated.  Additionally, over the last year the job mix for the International operations has shifted to larger amounts of shallow water marine and transition zone acquisition.

    Data processing revenue totaled $3.2 million for the three months ended September 30, 2008 as compared to $2.7 million for the same period of 2007, which represents an increase of 19% resulting from increased opportunities for processing of seismic data due to leveraging processing services with acquisition services combined with increased marketing efforts.  The UK division has experienced a strong increase in the marine processing segment.  In addition, the US division has continued to focus on competitive advantages in land processing while growing the interpretation services segment.

    Seismic acquisition operating expenses totaled $92.1 million for the three months ended September 30, 2008 as compared to $66.3 million for the same period of 2007, an increase of 39%.  Seismic acquisition operating expenses as a percentage of revenue were 77% for the three months ended September 30, 2008 as compared to 76% for the same period in the prior year.  This increase is a result of expansion into new countries that require additional costs to establish acquisition crews.  Additionally, the cost to acquire data in the shallow water marine and transition zone are higher compared to that of land acquisition.

    Seismic acquisition operating expenses from North America for the three months ended September 30, 2008 were $28.1 million, or 79% of total North America seismic data acquisition revenue, compared to $32.8 million, or 82% of total North America seismic data acquisition revenue for the same period in 2007.  The costs as a percentage of revenue have decreased due to increased amounts of term work for the USA crews and better downtime rates to cover periods of idle time caused by weather, permits, and other events.

    Seismic acquisition operating expenses from International for the three months ended September 30, 2008 were $64.0 million, or 76% of total International seismic data acquisition revenue, compared to $33.5 million, or 71% of total International seismic data acquisition revenue for the same period in 2007.  International operating expenses are higher, as a percentage of revenue, due to increased idle time experienced between projects.

Form 10-Q 3rd quarter
Data processing operating expenses totaled $2.2 million for the three months ended September 30, 2008, as compared to $3.1 million for the same period of 2007, a decrease of 29% due to the reorganization of this segment in the second half of 2007 resulting in a lower cost structure.

    Depreciation and amortization expense for the three months ended September 30, 2008 totaled $12.9 million as compared to $8.4 million for the same period of 2007, an increase of $4.5 million or 54%.  This is primarily attributable to the increase in fixed assets resulting from the Company’s extensive capital expenditure program in 2007 and 2008.

    General and administrative expenses for the three months ended September 30, 2008 were $10.4 million, or 9% of revenues, as compared to $10.9 million, or 12% of revenues, for the same period of 2007.  General and administrative expenses have decreased due to reduced outside consulting requirements for the Sarbanes-Oxley Act and other special projects within the Company.

    Interest expense for the three months ended September 30, 2008 increased by $1.3 million to $1.9 million as compared to $0.6 million for the same period of 2007.  This increase is due to additional borrowings and vendor financing related to purchases of equipment.  This new equipment was purchased to expand into new markets and to bolster existing quantities of seismic data acquisition equipment.

    Income tax expense was $2.4 million for the three months ended September 30, 2008 compared to $1.1 million in the third quarter of 2007.  The increased expense in the current period was due to an increase in pre-tax income in certain foreign locations and a one-time charge of $0.6 million related to a settlement in one of the Company’s international locations.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

    For the nine months ended September 30, 2008, seismic acquisition revenue totaled $347.6 million as compared to $263.9 million for the same period of 2007, an increase of 32%.  The revenue increase is attributable to excellent performance in Canada and South America coupled with expansion of operations into new regions such as Bolivia, Mozambique, and Tanzania.  This expansion is the result of the investment in revenue generating capacity in 2007 and 2008.

    Seismic data acquisition revenues from North America for the nine months ended September 30, 2008 were $141.5 million or 41% of total seismic data acquisition revenue compared to $123.1 million or 47% of total seismic data acquisition revenue for the same period of 2007.  The revenues in North America have increased as a result of excellent production in Canada and crew equipment upgrades.  In 2007, the Company experienced significant downtime in the USA as a result of poor weather conditions.  However, in 2008 contract conditions for downtime were improved which mitigated the impact of the hurricane activity that was experienced in the quarter ended September 30, 2008.

    Seismic data acquisition revenues from International for the nine months ended September 30, 2008 were $206.1 million or 59% of total seismic data acquisition revenue compared to $140.8 million or 53% of total seismic data acquisition revenue for the same period of 2007.  Excellent production and increased investment in new international markets and shallow water recording capacity has resulted in a large increase in revenue compared with the prior year.

    Data processing revenue totaled $9.2 million for the nine months ended September 30, 2008 as compared to $8.2 million for the same period of 2007, which represents an increase of 12% resulting from additional demand for processing of seismic data due to leveraging processing services with acquisition services combined with increased marketing efforts.  The Company has also seen a large growth in the UK division, which focused mainly on marine processing, and the interpretation services.

    Seismic acquisition operating expenses totaled $271.5 million for the nine months ended September 30, 2008 as compared to $208.4 million for the same period of 2007, an increase of 30%.  Seismic acquisition operating expenses as a percentage of revenue were 78% for the nine months ended September 30, 2008 as compared to 79% for the same period in the prior year.  This increase in operating expenses is a result of expansion into new countries that require additional costs to establish acquisition crews.  Additionally, the cost to acquire data in the marine and transition zone are higher compared to that of land acquisition.

    Seismic acquisition operating expenses from North America for the nine months ended September 30, 2008 were $109.0 million, or 77% of total North America seismic data acquisition revenue compared to $99.3 million, or 81% of total North America seismic data acquisition revenue for the same period in 2007.  The total costs have gone up compared with last year, but costs as a percentage of revenue has decreased as a result of increased term work for the USA crews and improved downtime charges for delays caused by weather, permits, and other events.  The second quarter of 2007 presented difficult weather conditions for the Company’s North America crews that increased total costs for that period.

Form 10-Q 3rd quarter

Seismic acquisition operating expenses from International were $162.5 million or 79% of total International seismic data acquisition revenue compared to $109.1 million, or 77% of total International seismic data acquisition revenue for the same period in 2007.  International operating expenses have historically been higher, as a percentage of revenue, than the North America operations due to the idle time experienced between projects.

Data processing operating expenses totaled $6.8 million for the nine months ended September 30, 2008, as compared to $8.2 million for the same period of 2007, a decrease of 17% due to the reorganization of this segment in 2007 and the continued streamlining of the division.

Depreciation and amortization expense for the nine months ended September 30, 2008 totaled $35.7 million as compared to $24.1 million for the same period of 2007, an increase of $11.6 million or 48%.  This is primarily attributable to the increase in fixed assets resulting from the Company’s extensive capital expenditure program in 2007 and 2008.

General and administrative expenses for the nine months ended September 30, 2008 were $29.3 million, or 8% of revenues, as compared to $26.7 million, or 10% of revenues, for the same period of 2007.  General and administrative expenses increased due to the operations growth into new countries in the first nine months of 2008.  As a percentage of revenue the general and administrative costs have remained constant due to growth in revenues for the period.

Interest expense for the nine months ended September 30, 2008 decreased by $3.1 million to $5.0 million as compared to $8.1 million for the same period of 2007.  This decrease is primarily due to the redemption of the Company’s floating rate notes in June of 2007 from the proceeds of the public equity offering completed in May 2007.  In addition, for the nine months ended September 30, 2007, there was a $6.9 million loss on the redemption of the floating rate notes which consisted of a $3.3 million premium and recognition of $3.6 million of unamortized finance costs.

    Income tax expense was $4.1 million with an effective tax rate of 29.1% for the nine months ended September 30, 2008 compared to $2.1 million for the same period of 2007.  The increased expense in the current period was due to an increase in pre-tax income in certain foreign locations and a one-time charge of $0.6 million related to a settlement in one of the Company’s international locations.

Liquidity and Capital Resources

    The Company’s primary sources of cash flow are generated from its operations, debt and equity offerings, its revolving credit facility, equipment financing and trade credit. The Company’s primary uses of cash are operating expenses and expenditures associated with upgrading and expanding the Company’s capital asset base.  As of September 30, 2008, the Company had available liquidity as follows:

Available cash:                                                                                          $14.4 million
Undrawn borrowing capacity under Revolving Credit Facility:        $16.2 million
Net available liquidity at September 30, 2008:                                      $30.6 million

The Company maintains various foreign bank overdraft facilities used to fund short-term working capital needs.  At September 30, 2008, there was $1.6 million outstanding under these facilities and the Company had approximately $7.4 million of availability.  However, due to the limitations on the ability to remit funds to the United States, these have not been included in the available liquidity table above.

    Net cash provided by operating activities was $29.7 million for the nine months ended September 30, 2008 compared to net cash provided by operating activities of $24.9 million for the nine months ended September 30, 2007.  This increase resulted primarily from improvement in the operations of the Company and from increased accounts payable related to capital expenditures.

Net cash provided by financing activities was $12.5 million for the nine months ended September 30, 2008 as compared to net cash provided by financing activities of $36.8 million for the nine months ended September 30, 2007. The cash provided by financing activities during the 2007 period is primarily net borrowings on the Revolver used to fund the purchase of capital assets and working capital requirements. The cash used by financing activities during the 2007 period is primarily the repayment of debt.

Form 10-Q 3rd quarter

Revolving Credit Facilities

In June 2006, Geokinetics Inc. and four of its subsidiaries (collectively, the “Borrowers”) entered into a Revolving Credit, Term Loan and Security Agreement (collectively, the “Credit Agreement”) with PNC Bank, National Association (“PNC”), as lead lender.  As amended, the syndicated Credit Agreement provides the Company with a $70.0 million revolving credit facility (“Revolver”) maturing May 24, 2012.  The Borrowers pledged as security a first lien on substantially all the assets of the Company to PNC.  The amount available to borrow under the Revolver is dependent upon the calculation of a monthly borrowing base that is composed of eligible accounts receivables and eligible fixed assets.  The maximum amount of the borrowing base determined by eligible fixed assets is $45.0 million.  Beginning May 24, 2008, the maximum of $45.0 million will be reduced by $750,000 per month.  The reduction in the fixed asset component of the borrowing base does not reduce the overall $70.0 million limit on the Revolver, only the amount available from eligible fixed assets towards the borrowing base, however, the Company does not expect it’s receivables to increase to the extent needed to offset this reduction in the borrowing base, so amounts available to be borrowed are expected to be reduced.  At September 30, 2008, the borrowing base component determined by fixed assets was $41.3 million.

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

Based on the Company’s borrowing base at September 30, 2008, the Company had available credit under this facility of $60.9 million reduced by standby letters of credit totaling $3.8 million issued by PNC under the Revolver.  At September 30, 2008, the Company had a balance of approximately $40.9 million drawn under the Revolver.

Capital Lease Obligations

In July 2006, Geokinetics USA, Inc. (formerly Quantum Geophysical, Inc.), a wholly-owned subsidiary of the Company, entered into an equipment lease agreement with CIT Group/Equipment Financing, Inc. ("CIT").  The parties entered into the lease with respect to the purchase of seismic data acquisition equipment.  The term of the lease is three years, with a purchase option at the expiration of the lease term.  The original amount of the lease was approximately $6.0 million and monthly payments were approximately $190,000.  In August 2008, the Company reduced the principal amount of this lease to $2.2 million and refinanced this equipment lease with a new facility from CIT in the amount $5.0 million at a rate of 8.26% per annum for 24 months yielding $2.8 million of new funds to the Company.  The unpaid balance of this lease as of September 30, 2008 was approximately $4.6 million.

In November 2007, the Company entered into an additional equipment lease facility with CIT for up to $25.0 million.  The Company is able to fund the purchase of equipment by executing supplemental lease schedules that typically have a term of 36 or 48 months.  The interest rate is based on the three (3) or four (4) year swap rate reported by the Federal Reserve plus 3.25%.  As of September 30, 2008, Company has executed eight equipment schedules totaling approximately $25.0 million with an interest rate ranging from 7.36% to 7.72% and monthly payments totaling approximately $0.8 million.  The unpaid balance of these schedules at September 30, 2008 was approximately $18.8 million.

Form 10-Q 3rd quarter

In April 2008, the Company entered into an additional equipment lease agreement with CIT for up to $10.0 million to finance seismic equipment purchases for its OBC operations in Australia.  The Company is able to fund the purchase of equipment by executing supplemental lease schedules with a term of 24 months.  The interest rate is based on the two year swap rate reported by the Federal Reserve plus 4.50%.  As of September 30, 2008, Company has executed two equipment schedules totaling approximately $9.9 million with an interest rate ranging from 7.08% to 7.64% and monthly payments totaling approximately $0.4 million.  The unpaid balance of these leases at September 30, 2008 was approximately $8.1 million.

    From time to time the Company enters into vendor financing arrangements to purchase certain equipment.  The equipment purchased from these vendors is paid for over a period of time.  The total balance of vendor financing arrangements at September 30, 2008 was approximately $20.0 million.

The Company has made, and expects to continue to make, significant investments in capital expenditures.  Based on current plans, the Company anticipates making capital expenditures of approximately $80.0 million for 2008, subject to compliance with debt covenants and operational requirements.

Preferred Stock

On July 28, 2008, a related party of the Company purchased 120,000 shares of Series B Senior Convertible Preferred Stock, $10.00 par value (“Series B Preferred Stock”) and warrants to purchase 240,000 shares of Geokinetics common stock for net proceeds of $29.3 million, which will be used to execute the Company’s growth strategy of upgrading equipment and expanding crew capacity around the world.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements during the third quarter of 2008, that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates.  Market risk is defined for these purposes as the potential for change in the fair value of debt instruments resulting from an adverse movement in interest rates.  As of September 30, 2008, the Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable.  The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair market value due to the short maturity of those instruments.  The carrying amount of debt reported in the consolidated balance sheets approximate fair value because the interest on the underlying instruments approximates market rates.  The Company is not a party to any hedge arrangements, commodity swap agreements or other derivative financial instruments.  The Company’s seismic data acquisition and seismic data processing segments utilize foreign subsidiaries and branches to conduct operations outside of the United States.  These operations expose the Company to market risks from changes in foreign exchange rates.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

            Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company has performed an evaluation of the design, operation and effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2008.  Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that such disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in its reports filed or submitted under the Exchange Act within the required time period.

Form 10-Q 3rd quarter

    Changes in Internal Control.

    There have not been any changes in the Company’s internal control (as defined in the Exchange Act Rule 13a-15(f) of the Securities Exchange Act) during the nine months ending September 30, 2008, that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.  The Company seeks to continually improve aspects of its system of internal controls as noted below, however, these improvements did not rise to the level of materially affected.

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

Form 10-Q 3rd quarter

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

Item 1A.  Risk Factors

    Oil and gas prices have recently declined substantially.  If there is a sustained economic downturn or recession in the United States or globally, oil and natural gas prices may continue to fall and may become and remain depressed for a long period of time, which may adversely affect the Company's results of operations.

    Many economists are predicting that the United States will experience an economic downturn or a recession.  The reduced economic activity associated with an economic downturn or recession may reduce the demand for, and so the prices for, oil and natural gas production.  Since the Company's business depends on the continuing needs of oil and gas exploration companies to explore and drill for oil and gas, a sustained reduction in the prices for oil and natural gas will have a material adverse effect on its results of operations.

   The Company depends upon access to the capital markets to fund its growth strategy.  Currently, the capital markets are experiencing an unprecedented disruption which, if it continues for an extended period of time, will adversely affect the Company's growth strategy.

    The Company is experiencing unprecedented disruption in the U.S. and international financial markets.  The current disruption in the financial markets has made it unlikely that it could successfully issue common stock or debt securities to fund its growth in the near future.  In addition, the current markets for bank credit facilities is unfavorable to borrowers.  If the disruption in the financial markets continues for a substantial period of time, the Company's ability to fund growth will be adversely affected.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

    None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

    None.

Item 6.  Exhibits

Exhibit No.        Description

4.1
Amended Certificate of Designation of Series B Senior Convertible Preferred Stock as filed with the Secretary of State of Delaware on July 28, 2008 (incorporated by reference from Exhibit 4.1 to Form 8-K filed on July 30, 2008).

10.1
Securities Purchase Agreement (without exhibits), dated September 8, 2006, by and among Geokinetics Inc. and the purchasers named therein (incorporated by reference from Exhibit 10.1 to Form 8-K filed on September 14, 2006.

Form 10-Q 3rd quarter

10.2
Registration Rights Agreement, dated September 8, 2006, by and among Geokinetics Inc. and the holders named therein (incorporated by reference from Exhibit 10.2 to Form 8-K filed on September 14, 2006.

10.3
Series B-2 and Warrant Purchase Agreement, dated July 28, 2008, by and among Geokinetics Inc. and the purchasers named therein. (incorporated by reference from Exhibit 10.3 to Form 8-K filed on July 30, 2008)

10.4
Amended and Restated Registration Rights Agreement, dated July 28, 2008, by and among Geokinetics Inc. and the holders named therein. (incorporated by reference from Exhibit 10.4 to Form 8-K filed on July 30, 2008)

10.5	Warrant, dated July 28, 2008, issued by Geokinetics Inc. to Avista Capital Partners, L.P. (incorporated by reference from Exhibit 10.5 to Form 8-K filed on July 30, 2008)

10.6	Warrant, dated July 28, 2008, issued by Geokinetics Inc. to Avista Capital Partners (Offshore), L.P.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

Form 10-Q 3rd quarter

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOKINETICS INC.

Date:  November 7, 2008                                                                      /s/ Richard F. Miles
Richard F. Miles
President and Chief Executive Officer

Date:  November 7, 2008                                                                      /s/ Scott A. McCurdy
Scott A. McCurdy
Vice President and Chief Financial Officer

Date:  November 7, 2008                                                                      /s/ Mark A. Hess
Mark A. Hess
Vice President and Chief Accounting Officer

Form 10-Q 3rd quarter

Exhibit 31.1

CERTIFICATION BY CHIEF EXECUTIVE OFFICER

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

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 7, 2008	/s/ Richard F. Miles
Richard F. Miles
President and Chief Executive Officer

Form 10-Q 3rd quarter

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

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 7, 2008	/s/ Scott A. McCurdy
Scott A. McCurdy
Vice President and Chief Financial Officer

Form 10-Q 3rd quarter

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. § 1350
(Section 906 of Sarbanes-Oxley Act of 2002)

In connection with the Quarterly Report of Geokinetics Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard F. Miles, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: November 7, 2008	/s/ Richard F. Miles
Richard F. Miles
President and Chief Executive Officer

Form 10-Q 3rd quarter

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. § 1350
(Section 906 of Sarbanes-Oxley Act of 2002)

In connection with the Quarterly Report of Geokinetics Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Scott A. McCurdy, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: November 7, 2008	/s/ Scott A. McCurdy
Scott A. McCurdy
Vice President and Chief Financial Officer

Form 10-Q 3rd quarter