Form 10-K
GEOKINETICS INC
filed 2009-03-16
CIK 314606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33460

GEOKINETICS INC.
(Exact name of registrant as specified in its charter)

Delaware	94-1690082
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1500 CityWest Blvd., Suite 800
Houston, Texas	77042
(Address of principal executive offices)	(Zip Code)
(Telephone Number) (713) 850-7600
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	NYSE Alternext US
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

Aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2008, computed by reference to the closing sale price of the registrant’s common stock on the NYSE Alternext US on such date:  $103.8 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share.  Shares outstanding on March 13, 2009:  10,470,133 shares

Documents Incorporated by Reference

  Portions of the definitive proxy statement for the Registrant’s Annual Meeting of Stockholders to be held on May 27, 2009, which the Registrant expects to file with the Securities and Exchange Commission within 120 days after December 31, 2008, are incorporated by reference into Part III of this report.

GEOKINETICS INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Form 10-K 03-12-09

PART I

Item 1.	Business

    Unless the context otherwise requires, references in this annual report to “the company,” “our company,” “the registrant,” “we,” “our,” “us,” and “Geokinetics” shall mean Geokinetics Inc. and its subsidiaries. References in this annual report to “Grant” or “Trace” refer to Grant Geophysical, Inc. and its subsidiaries and to Geokinetics Exploration Inc. (formerly known as Trace Energy Services Ltd.) and its subsidiaries, respectively. References to the Trace acquisition refer to the Company’s acquisition of Trace and the related financing of that acquisition which closed in December 2005. References  to the Grant acquisition refer to the Company’s  acquisition of Grant and the related senior loan and subordinated loan used to finance that acquisition which closed in September 2006.

Forward Looking Statements

Certain matters discussed in this report, except for historical information contained herein, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  When used in this report, words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects,” and similar expressions, as they relate to the Company or management, identify forward-looking statements.  Forward-looking statements include but are not limited to statements about business outlook for the year, backlog and bid activity, business strategy and related financial performance and statements with respect to future benefits.  These statements are based on certain assumptions made by the Company based on management’s experience and perception of historical trends, industry conditions, market position, future operations, profitability, liquidity, backlog, capital resources and other factors believed to be appropriate.  Management’s expectations and assumptions regarding Company operations and other anticipated future developments are subject to risks, uncertainties and other factors, disclosed under Item 1A “Risk Factors” and elsewhere in this report, that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements.  These include risks relating to job delays or cancellations, impact from severe weather conditions, reduction in oil and gas prices, the continued disruption in worldwide financial markets, cancellation of existing backlog or failure to generate additional backlog, and other important factors that could cause actual results to differ materially from those projected.  Backlog is an estimate and consists of written orders and commitments for the Company’s services which the Company believes to be firm, however, in many instances the contracts are cancelable by customers so the Company may never realize some or all of its backlog, which may lead to lower than expected financial performance.  Although the Company believes that the expectations reflected in such statements are reasonable, there is no assurance that such expectations will be correct.  All of the Company’s forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements.  In addition, the Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.

Current Business Operations

The Company is an experienced full-service, global provider of seismic data acquisition services complemented by seismic data processing and interpretation services.  As an acknowledged leader in land, marsh, swamp, transition zone and shallow water (up to 500 feet water depths) ocean bottom cable or “OBC” environments to the oil and natural gas industry, the Company has the capacity to operate up to 25 seismic crews worldwide and the ability to process seismic data collected throughout the world.  Crew count, configuration and location can change depending upon industry demand and requirements.

The Company provides a suite of geophysical services including both three-dimensional (“3D”) and two-dimensional (“2D”) seismic data surveys, data processing and interpretation services and other geophysical services for customers in the oil and natural gas industry, which include many national oil companies, major international oil companies and smaller independent exploration and production companies (collectively “E&P companies”) in the Gulf Coast, Mid-Continent, California, Appalachian and Rocky Mountain regions of the United States, Western Canada, Canadian Arctic, Central and South America, Africa, the Middle East, Australia/New Zealand and the Far East.  Seismic data is used by E&P companies to identify and analyze drilling prospects, maximize drilling success, optimize field development and enhance production economics.  In addition, the Company performs work for seismic data library companies that acquire seismic data to license to E&P companies rather than for their own use. For the years ended December 31, 2008, 2007 and 2006, the Company generated total revenues of $474.6  million, $357.7 million and $225.2 million, respectively.

Form 10-K 03-12-09

Strengths

Leading provider with a global footprint and balanced market presence.  The Company’s global diversity and exposure to both oil and natural gas reserve opportunities provide it with a balanced market presence, which increases new contract opportunities while reducing its sensitivity to individual markets and commodity price volatility. The Company has the equipment and trained personnel to deploy up to 25 seismic crews throughout the world. The Company’s size and operating capability allow for improved crew and equipment utilization and the ability to service its customers across the globe. The Company’s long operating history and reputation for quality service encourages customers to continue to select it as their provider of seismic data acquisition services.

Specialized expertise in difficult environments and key high-growth markets.   The Company specializes in seismic data acquisition services in transition zones and other difficult land environments, which it believes to be underserved and one of the fastest growing segments of the overall seismic services industry. The Company’s extensive experience operating in such complex and challenging areas, including its expertise in designing and utilizing special equipment customized for these environments, provides it a significant competitive advantage. The Company also has experience operating in local markets within key high growth regions around the world, such as Central and South America, the Middle East and the Far East, where it has been operating longer than many of its competitors. In addition, the expertise required to operate in these areas and the difficult nature of the work positions of the Company to potentially realize higher operating margins than on more traditional land seismic projects.

Strong relationships with a globally diversified customer base.   The Company has strong, long-standing relationships with major and independent oil and natural gas producers in over 20 countries, as well as with many state owned national oil and gas companies (“NOC’s”) throughout the world. The Company’s global operating capability and sizable crew count allow it to leverage relationships with its customers and increase revenues by providing them services throughout the world and tailoring crew sizes to meet their requirements. The Company’s customer base is diversified and it is not dependent on any one customer. The Company’s top ten customers collectively represented approximately 47% of total revenues for the year ended December 31, 2008, with no single customer accounting for more than 9% of its total revenues.

Strong backlog that provides significant revenue visibility.   Even though the oil and gas business is entering into a period of reduced spending on exploration and development due to the current economic recession, the Company’s backlog continues to remain strong.  The Company estimates its total seismic data acquisition and seismic data processing revenue backlog to be $548.3 million as of December 31, 2008, an increase of 8% since September 30, 2008, of which $84.7 million are North American projects and $463.6 million are international projects.

Highly experienced management team and board of directors.   The Company draws on the global experience of its management team to maintain its leading market position and strong customer relationships. The Company’s senior executive management team has many years of relevant industry experience in the seismic services sector as well as in oil and gas exploration, with a demonstrated track record. The Company’s board of directors includes members recognized individually for their accomplishments in the fields of energy, international law, investment banking and private equity, and who the Company believes affords it a valuable strategic resource.

Strategy

Maintain focus and specialization in profitable, high-potential markets.   To maximize profitability, the Company will continue to target its growth in areas in which it believes it has a competitive advantage, such as transition zones and other difficult land environments. The Company believes these areas continue to be underserved and represent one of the fastest growing segments of the overall seismic services market. The Company also plans to further expand its presence, both geographically and in the types of services offered, in existing and new high-potential markets throughout the world to diversify its customer base and capitalize on opportunities in its areas of operations.

Prudently invest in new and technologically-advanced equipment.   The Company believes growth in demand for seismic services will continue to be enhanced by the development and application of new technologies, particularly for use in transition zones and other difficult land environments. The Company will continue to acquire and develop expertise in utilizing technologically-advanced equipment to perform its services. In addition, the Company has and will continue to prudently upgrade its existing equipment to improve operating efficiency and to equip it for larger crew sizes, which it expects to lead to increased operating margins.

Form 10-K 03-12-09

      Provide a broad range of services.   The Company believes there are significant global opportunities in providing customers a broad range of seismic data services, from acquisition and processing to interpretation and management. Customers are increasingly seeking integrated solutions to better evaluate known reserves and improve the yield of recoverable hydrocarbons. Given its size and technological capabilities, the Company believes it has the infrastructure to significantly expand these multiple service offerings that add value and efficiency for its customers.

Enhance asset utilization and operating efficiency.   Through greater customer and geographic diversification, upgraded equipment and improved crew capabilities, the Company seeks to enhance the continuity of its seismic crews, the utilization of its equipment and its operating efficiency, which it expects will generate increased revenues and higher margins. Additionally, continuing to expand its customer base and presence internationally will allow it to better manage its resources and minimize the reliance on certain customers, downtime between projects and the effects of seasonality and cyclicality in its business.

Monitor opportunities for strategic acquisitions.   The Company intends to monitor opportunities for growth through strategic acquisitions. The Company seeks to identify and complete acquisitions that will enhance its cash flow, complement its products and services, improve its operating efficiency, expand its geographic footprint and presence in key high-growth markets and further diversify its customer base.

Recent Developments

The Company amended its existing $70 million revolving credit facility with PNC Bank on February 11, 2009.  Among other things, the amended agreement increases the Company’s borrowing base that can come from eligible fixed assets to $55.0 million, up from the original $45.0 million and deferred reductions to this new amount until June 30, 2009, at which time, the amount of the borrowing base that can come from eligible fixed assets will be reduced by $0.9 million per month until maturity. Once started, the reduction will affect only the amount of the borrowing base that can come from eligible fixed assets and will not reduce the overall amount of the revolver.  Based on the current borrowing base calculation, the Company will have immediate access to the maximum availability of $70.0 million.  As of December 31, 2008, outstanding borrowings on the revolver were $44.0 million.

The Company’s Board of Directors has approved a capital expenditure budget for 2009 of $37.3 million, which is a reduction of over 50% from capital expenditures in 2008.  The Company expects investments in 2009 to be targeted toward maintenance and selective additions of vessels and other equipment to improve the efficiency of the Company’s shallow water operations, support equipment for long-term projects in South America and West Africa and the continued implementation of new information technology systems.

In addition, the Company’s Board of Directors approved a $12.7 million investment in an interest in data that the Company will retain in conjunction with a data acquisition survey that will be completed by the Company.  The data will be acquired in the United States and co-owned by the Company and its customer.  The Company expects that license revenues already committed will be sufficient to cover the Company’s share of cash costs for data acquisition.

Industry Overview

    Seismic surveys enable E&P companies to determine whether subsurface conditions are favorable for finding oil and natural gas accumulations and to determine the size and structure of previously identified oil and natural gas fields. Seismic surveys consist of the acquisition and processing of 2D and 3D seismic data, which is used to produce computer-generated, graphic cross-sections, maps and 3D images of the subsurface. These resulting images are then analyzed and interpreted by geophysicists and used by oil and natural gas companies to acquire prospective oil and natural gas drilling rights, select drilling locations on exploratory prospects and manage and develop producing reservoirs.

    Seismic data is acquired by crews operating in land, transition zone and marine environments. Seismic data is generated by the propagation of sound waves near the earth’s surface by controlled sources, such as dynamite or vibration equipment. The waves radiate into the earth and are reflected back to the surface and collected by data collection devices known in the industry as “geophones.”  Multiple geophones are strategically positioned, according to client requirements, and connected as a single recording channel to acquire data.  This data is then input into a specialized data processing system that enhances the recorded signal by reducing noise and distortion, improving resolution and arranging the input data to produce an image of the subsurface. 3D seismic surveys collect far more information and generate significantly greater detail of the underlying reservoirs than historically used seismic methods, in particular 2D surveys.  2D seismic is shot in a straight line, 3D seismic is shot in a grid formation and 4D seismic is shot like 3D in a grid, but is repeated over a period of time.

Form 10-K 03-12-09

    The overall demand for seismic data and related seismic services is dependent upon spending by E&P companies for exploration, production, development and field management activities, which, in turn, is driven largely by present and expected future prices for oil and natural gas and the need to replenish drilling prospects and reserves. This is impacted by supply and demand, global and local events, as well as political, economic and environmental considerations.

The recent volatility in the equity and financial markets has led to increased uncertainty regarding the outlook for the global economy.  Due to the deterioration of the credit markets and the ongoing challenges facing many financial institutions, businesses have intensified their focus on liquidity and access to capital.  This heightened uncertainty, a worldwide decrease in hydrocarbon demand, and a steep decline in commodity prices, have caused many E&P companies to curtail planned capital spending.  Despite this financial market turmoil, the Company has continued to experience strong demand for its services as reflected in its third and fourth quarter operating results and backlog.  This demand is in part driven by the need to replace depleting reserves or find reserves in more favorable geographic locations .. Given the volatility and uncertainty in the macro economic environment, it is difficult to predict to what extent these events will affect the Company’s overall activity level in 2009.  Generally, the long-term outlook for the Company’s business remains favorable based on the following factors:

•
Global energy demand. Recent increases in the demand for oil and gas around the world, particularly in China and India, generated increased energy demand and lead to higher energy prices and increased exploration and production efforts.  The recent global financial crisis has reduced this demand due to lower resulting commodity prices and a lack of access to the capital markets.  While there can be no assurance as to when, or if, demand will rebound, the Company believes that this drop in demand is temporary and that long-term demand for the Company’s services will increase.

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

•
Technological development. The application and utilization of seismic services have considerably increased over the last several years as a result of significant technological advancements, such as the move from 2D to 3D and from single-component to multi-component seismic data recording and processing. Seismic services can now be applied to the entire sequence of exploration, development and production, as opposed to exploration only, allowing for a greater range of use for the Company’s services.  In addition, surveys previously shot 2D or single-component are often being reshot with newer equipment or techniques to give greater clarity to the subsurface which can be further enhanced by the latest processing techniques.

Business Segments

The Company is organized into two reportable segments:  seismic data acquisition and seismic data processing and interpretation.   The Company further breaks down its seismic data acquisition segment into two geographic reporting units:  North American (excluding Mexico) seismic data acquisition and international seismic data acquisition.  For the fiscal years ending December 31, 2008, 2007 and 2006, the Company’s North American seismic data acquisition services represented 37%, 47%, and 72% of total revenues, international seismic data acquisition services represented 60%, 50%, and 25%, and data processing and interpretation services represented 3%, 3%, and 3% of total revenues.  The Company has recently focused on diversifying and expanding into new international markets and would expect international data acquisition revenues to continue to increase as a percentage of total revenues.

Seismic Data Acquisition Services

The Company’s seismic data acquisition operations are conducted primarily by three wholly-owned subsidiaries:  Geokinetics USA, Inc., Geokinetics Exploration, Inc. and Geokinetics International Holdings, Inc.  Through these subsidiaries, the Company engages in seismic data acquisition services in land, transition zone and shallow water environments on a contract basis for its customers. The Company’s equipment is capable of collecting 2D, 3D and multi-component seismic data. The Company has a combined recording capacity in excess of 122,500 channels that can be configured to operate up to 25 crews worldwide. Most of the Company’s seismic data acquisition services involve 3D surveys.  The crews are scalable and specially configured for each project; the number of individuals on each crew is dependent upon the size and nature of the seismic survey requested by the customer.

Form 10-K 03-12-09

On a typical North American land seismic survey, the seismic recording crew is supported by a surveying crew and a drilling crew. The surveying crew lays out the line locations to be recorded and identifies the sites for shot-hole placement. The drilling crew creates the holes for the explosive charges that produce the necessary acoustical impulse. A mechanical vibrating unit is used in areas where explosives are not utilized. The seismic crew lays out the geophones and recording instruments, directs shooting operations and records the acoustical signal reflected from subsurface strata. In the United States and Canada, the survey crew and drill crew are typically provided by third parties and supervised by the Company’s personnel. Outside the United States and Canada, the Company performs its own surveying and drilling. A fully staffed seismic land crew typically consists of at least one party manager, observer, head linesman and crew laborers. The number of individuals on each crew is dependent upon the size and nature of the seismic survey requested by the customer but can be extensive in certain parts of the world.  A typical international land crew may be up to ten times the size of a typical North American land crew. The Company uses helicopters to assist the crews in seismic data acquisition services in circumstances where such use will reduce overall costs and improve productivity.  A typical transition zone or OBC crew utilizes numerous vessels and airguns as the energy source to record seismic data.

The Company’s contracts currently provide that the seismic data acquired by the Company is the exclusive property of the customer.  For the years ended December 31, 2008, 2007 and 2006, seismic data acquisition services generated revenues of $462.6 million, $346.8 million, and $218.0 million, respectively.  Of these segment revenues, for the year ended December 31, 2008, North American operations accounted for 38% and international operations accounted for 62%.  The Company does expect to complete at least one survey in 2009 whereby it will retain a joint interest in the data with its customer.

Seismic data acquisition services contracts, whether bid or negotiated, provide for payment on either a turnkey or term (also referred to as “day-rate”) basis, or on a combination of both methods. A turnkey contract provides for a fixed fee to be paid for data acquired. Such a contract causes the Company to bear varying degrees of business interruption caused by weather delays and other hazards. The Company’s seismic data acquisition services are performed outdoors and are therefore subject to seasonality. Adverse weather negatively impacts the Company’s ability to provide services in certain regions. Term contracts provide for payments based on agreed rates per units of time, which may be expressed in periods ranging from days to months. This type of contract causes the customer to bear substantially all of the business interruption risks. When a combination of both turnkey and term methods is used, the risk of business interruption is shared by the Company and the customer. In either case, progress payments are usually required unless it is expected the job can be accomplished in a short period.  Historically, the Company’s contracts for seismic data acquisition services have been predominantly turnkey contracts, however, there has been a recent trend towards more term contracts and a significant amount of the Company’s work in 2008 was on a term basis.

Seismic Data Processing

    The Company also provides a full suite of onshore and offshore proprietary seismic data processing and interpretation products and services to complement its data acquisition services. The Company’s seismic data processing operations are conducted by Geokinetics Processing, Inc., a wholly-owned subsidiary. Seismic data is processed to produce an image of the earth’s subsurface using proprietary computer software and internally developed techniques. The Company’s seismic data processing and interpretation centers in the United States and the United Kingdom process 2D and 3D seismic data acquired by the Company’s own crews as well as data acquired by other seismic data acquisition companies.

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

Form 10-K 03-12-09

The seismic data processing services industry is highly technical and the technological requirements for the acquisition and processing of seismic data have increased continuously over time. Thus, the Company must continually take steps to ensure that the Company’s technological capabilities are comparable or superior to those of its competitors, whether through continuing research and development, strategic alliances with equipment manufacturers or acquisitions of technology through licenses from others. The Company has introduced several technological innovations that have become industry-standard products in the seismic data processing business, including its proprietary amplitude variation with offset (“AVO”) reflectivity process. Since 2005, the Company has made significant investments to upgrade its technology in the areas of pre-stack time and depth imaging, multi-component and four-dimensional (“4D”) seismic data processing through technology joint ventures and proprietary developments. The Company’s Gulf of Mexico well log database and rock properties database continue to be unique products offered in the seismic data processing and interpretation services area.  The Company actively markets its seismic data processing and interpretation services in conjunction with its seismic data acquisition services to enhance total value provided to the Company’s customers.  The Company has experienced improved operating results in this segment, which is the result of continuous improvements in technology, job mix, and cost structure throughout the year.

Marketing

The Company’s seismic data acquisition services and seismic data processing and interpretation services are marketed from various offices around the world.  The Company maintains offices in Canada, Central and South America, Europe, the Middle East, Australia, Asia, the Far East and its corporate headquarters in Houston, Texas, from which the Company markets and/or performs services.

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

Customers

For the year ended December 31, 2008, the Company’s top ten customers were Petroleo Brasileiro S.A. – Petrobras (“Petrobras”), Total, Seismic Exchange, Inc., Apache, Sonangol, International Egyptian Oil Company (“IEOC”), Cepsa, EOG Resources, Petrominerales, and Seitel.  These top 10 customers represented 47% of the Company’s revenue for 2008.

The Company’s largest customer in 2008, Petrobras accounted for 9% of total revenue from both data acquisition and processing services.  The contract entered into with Petrobras includes a master services agreement that is ordinarily entered into for the provision of data acquisition and processing services and a supplemental agreement which provides the specific details for a particular job.  Because of the nature of the Company’s contracts and customers’ projects, the Company’s largest customers can change from year to year and the largest customers in any year may not be indicative of the largest customers in any subsequent year.

The Company has a large, diversified customer base.  While the loss of one customer or one particular contract may have a short-term negative impact, the Company does not believe that any of its customers or contracts, including that with Petrobras, is material, especially in light of the customer’s ability to cancel the contracts as disclosed in the Risk Factors.

Backlog

Even though the oil and gas business is entering into a period of reduced spending on exploration and development in certain markets due to the current economic recession, the Company’s backlog continues to remain strong.  At December 31, 2008 , the Company estimated its total backlog of commitments for services was approximately $548.3 million compared to estimated total backlog of commitments for services of approximately $411.3 million at December 31, 2007.  Backlog at December 31, 2008 included $463.6 million from international operations, $78.8 million from North American operations, including $72.7 million in the United States, and $5.9 million from the data processing segment.  It is anticipated that the majority of the backlog at December 31, 2008, will be completed in 2009 with the remaining amount to be completed in 2010.  This backlog consists of written orders or commitments believed to be firm. Contracts for services are occasionally varied or modified by mutual consent and in many instances may be cancelled by the customer on short notice without penalty. As a result, the Company’s backlog as of any particular date may not be indicative of the Company’s actual operating results for any succeeding fiscal period.

Form 10-K 03-12-09

Competition

The acquisition and processing of seismic data for the oil and natural gas industry are highly competitive businesses. Competition is based on the type and capability of equipment used to conduct seismic surveys and the availability of such equipment. In addition to these factors, price, experience, availability, technological expertise and reputation for dependability and safety of a crew significantly affect a potential customer’s decision to award a contract to the Company or one of the Company’s competitors. The Company believes some of its competitors have more extensive and diversified operations and also have financial, operating and other resources substantially in excess of those available to the Company.

The Company’s principal competitors in the seismic data acquisition services segment include Bureau of Geophysical Prospecting, WesternGeco, Compagnie Générale de Géophysique-Veritas (“CGV”), Dawson Geophysical Company, Petroleum Geo-Services ASA (“PGS”), Tidelands Geophysical Company and Global Geophysical, Inc. In addition, in the international markets in which the Company operates, the Company competes with various smaller local competitors. The Company’s principal competitors in the seismic data processing services segment include CGV, PGS, Geotrace Technologies, Inc., GX Technology Corporation, WesternGeco and a number of smaller companies.

Regulation

The Company’s operations are subject to numerous international, federal, state and local laws and regulations. These laws and regulations govern various aspects of operations, including the discharge of explosive materials into the environment, requiring the removal and clean-up of materials that may harm the environment or otherwise relating to the protection of the environment and access to private and governmental land to conduct seismic surveys. The Company believes it has conducted its operations in substantial compliance with applicable laws and regulations governing its activities.

The Company’s Quality, Health, Safety and Environmental (“QHSE”) department is generally responsible for the Company meeting and remaining in compliance with certain regulatory requirements. The Company has QHSE Advisors who maintain and administer the Quality, Health, Safety and Environmental programs for its field personnel. The costs of acquiring permits and remaining in compliance with environmental laws and regulations, title research, environmental studies, archeological surveys and cultured resource surveys are generally borne by the Company’s customers.

Although the costs of complying with applicable laws and regulations have historically not been material, the changing nature of such laws and regulations makes it impossible to predict the cost or impact of such laws and regulations on the Company’s future operations.

Research and Development

The Company relies on certain proprietary information, proprietary software, trade secrets and confidentiality and licensing agreements to conduct its current operations. The Company’s future success will depend, in part, on its ability to maintain and preserve its intellectual property, without infringing on the rights of any third parties. There can be no assurance that the Company will be successful in protecting its intellectual property or that its competitors will not develop technologies that are substantially equivalent or superior to the Company’s technologies. The Company is continuously working to improve its technology and operating techniques, primarily through on-the-job learning and advancement as well as working with its vendors to develop new technologies for the Company. The Company did not have a formal company-wide research and development program in place during the periods presented.

Employees

At December 31, 2008, the Company had approximately 3,700 employees, all of which were full-time employees. None of the Company’s employees are a party to a collective bargaining agreement. The Company considers relations with its employees to be good.

Form 10-K 03-12-09

Other

Through a combination of the Company’s internal controls and its policy related to conflicts of interest contained in its code of business conduct and ethics, the Company was made aware in December 2008 of a previously unreported related party transaction.  In 2002, officers and other employees of Grant’s Colombian operations, together with a third party, formed Serandina, S.A., a catering company which has provided food, drink and other catering services to Grant’s Colombian seismic crews in the field since its inception.  The Company acquired Grant and its Colombian subsidiary in 2006, and since that date, Serandina has continued to provide these services to the Company’s Colombian subsidiary.  Since the Grant acquisition, Serandina has been substantially owned by nine current non-executive officers or employees of Grant, or following its acquisition, the Company’s Colombian operations.  Based on the Company’s independent investigation of the formation of Serandina and its contracts with the Company, the provision of these services was not properly disclosed to Grant management or the Company when it acquired Grant or thereafter, and this relationship was not approved by the Company’s audit committee as required by the Company’s internal policies.  The Company’s audit committee has approved the Colombian subsidiary’s continuing to operate under existing contracts with Serandina until existing seismic contracts with the Company’s clients in Colombia terminate, which the Company anticipates will occur mid 2009.  The Company does not plan to enter into any new contracts with Serandina unless the ownership structure changes.  For the twelve months ended December 31, 2008, 2007 and 2006, the Company spent approximately $6.3 million, $3.0 million and $1.4 million, respectively with this company. Based on the Company’s review of the terms of the contracts with Serandina, the Company believes that these services were provided at a fair market value and the charges were reasonable.

At this time, the Company has not made any decision on how to replace the services provided by Serandina.  The Company’s 2009 business plan anticipated a reduction of the operations in Colombia as a result of increasing competition and heightened security concerns.  Substantially all of the Company’s year-end 2008 backlog attributable to Colombia will have been earned when the existing contracts expire mid 2009.  The Company had, however, intended to continue its operations in Colombia after 2009.  It is possible that the Company’s termination of its business relationship with Serandina, or actions taken with respect to its employees who own Serandina, may substantially reduce or eliminate its operations in Colombia, temporarily or permanently.  As part of the Company’s business strategy, equipment and crews are frequently re-deployed to different geographic regions in response to changing business conditions. If the Company decides to substantially reduce or eliminate its Colombian operations, the Company believes that it will be able to re-deploy its Colombian crews and equipment to other geographic regions.  This re-deployment of crews and equipment may result in a temporary reduction in revenues, however, while the Company’s Colombian operations have historically been significant, the Company does not expect the future impact to be material.

    Available Information

All of the Company’s reports and materials filed with the SEC, are available free of charge through its website, http://www.geokinetics.com, as soon as reasonably practical, after the Company has electronically filed such material with the SEC.  Information about the Company’s Board Members, Board’s Standing Committee Charters, and Code of Business Conduct and Ethics are also available, free of charge, through the Company’s website.  Information contained on the Company’s website is not part of this annual report.

The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, available at http://www.sec.gov.

Item 1A.	Risk Factors

           The following risk factors, which are not all-inclusive, should be carefully considered, together with all of the other information included in this Form 10-K, including the Company’s financial statements and related notes, in evaluating the Company.  Other factors not specifically discussed in this report may also have a material adverse effect on the Company’s results.  If any of the following risks were actually to occur, the Company’s business, financial condition or results of operations could be materially adversely affected.

Economic conditions could negatively impact the Company’s business.

  The Company’s operations are affected by local, national and worldwide economic conditions and the condition of the oil and gas industry. Recent disruptions in the credit markets and concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices, both of which have contributed to a decline in the Company stock price and corresponding market capitalization.

Form 10-K 03-12-09
Continued market deterioration could also jeopardize the performance of certain counterparty obligations, including those of the Company’s insurers, suppliers, customers and financial institutions. Although the Company monitors the creditworthiness of its counterparties, the current disruptions could lead to sudden changes in the counterparty’s liquidity. In the event any such party fails to perform, the Company’s financial results could be adversely affected and the Company could incur losses and its liquidity could be negatively impacted.

The consequences of a prolonged recession may include a lower level of economic activity, decreased exploration and drilling and increased uncertainty regarding energy prices and the capital and commodity markets. A lower level in capital expenditure budgets of E&P companies could have a material adverse effect on the demand for its services. In addition, a general decline in the level of economic activity might result in lower commodity prices, which may also adversely affect its revenues.

The Company’s business largely depends on the exploration and development activity in the oil and natural gas industry.

The Company’s business is substantially dependent upon the condition of the oil and natural gas industry and, in particular, the willingness of E&P companies to make capital expenditures for exploration, development and production operations. The level of capital expenditures generally depends on the prevailing views of future oil and natural gas prices, which are influenced by numerous factors, including but not limited to:

• changes in United States and international economic conditions, including the potential for a recession;
• demand for oil and natural gas, especially in the United States, China and India;
• worldwide political conditions, particularly in significant oil-producing regions such as the Middle East, West Africa and Latin America;
•	actions taken by the Organization of Petroleum Exporting Countries, or OPEC;
•	the availability and discovery rate of new oil and natural gas reserves;
•	the rate of decline of existing and new oil and gas reserves;
•	the cost of exploration for, and production and transportation of, oil and natural gas;
•	the ability of E&P companies to generate funds or otherwise obtain external capital for exploration, development, construction and production operations;
•	the sale and expiration dates of leases in the United States and overseas;
•	technological advances affecting energy exploration, production, transportation and consumption;
•	weather conditions;
•	environmental or other government regulations both domestic and foreign;
•	domestic and foreign tax policies; and
•	the pace adopted by foreign governments for the exploration, development and production of their oil and gas reserves.

  Oil and natural gas prices were at historically high levels until experiencing a sharp decline during the second half of 2008.  The recent volatility in the equity and financial markets has led to increased uncertainty regarding the outlook for the global economy.  This heightened uncertainty, a worldwide decrease in hydrocarbon demand, and a steep decline in commodity prices, have caused many E&P companies to curtail planned capital spending, which may negatively affect the Company’s operations.  A sustained period of low drilling and production activity, low commodity prices or reductions in industry budgets could reduce demand for the Company’s services and would likely have a material adverse effect on the Company’s business, financial condition and results of operations.

Form 10-K 03-12-09
The Company may not be able to obtain funding on acceptable terms or at all because of the deterioration of the credit and capital markets. This may hinder or prevent the Company  from meeting its future capital needs.

Global financial markets and economic conditions have been, and continue to be, disrupted and volatile due to a variety of factors. As a result, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets has diminished significantly. Although the Company has been able to successfully amend its revolving credit facility in the current economic climate, the Company may not be successful in the future. In particular, as a result of concerns about the stability of financial markets generally and the solvency of lending counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt on similar terms or at all and reduced, or in some cases ceased, to provide funding to borrowers. In addition, lending counterparties under existing revolving credit facilities and other debt instruments may be unwilling or unable to meet their funding obligations. Due to these factors, the Company cannot be certain that new debt or equity financing will be available on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, the Company may be unable to meet its obligations as they come due. Moreover, without adequate funding, the Company may be unable to execute its growth strategy, take advantage of other business opportunities or respond to competitive pressures, any of which could have a material adverse effect on its revenues and results of operations.

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

The Company operates outdoors in difficult terrain and marine environments, including mountainous areas and transition zones such as beaches, swamps and marshes. The Company is exposed to and adversely affected by severe weather conditions.  The Company maintains insurance against the destruction of its seismic data acquisition equipment and injury to personnel and property that may result from its operations. However, the Company is not fully insured for all risks (including business interruption), either because such insurance is not available or because the Company elects not to obtain insurance coverage due to cost. In addition, under the Company’s turnkey contracts, the Company bears substantially all of the risk of loss due to adverse weather and operating conditions or loss of equipment. Delays due to hazardous weather and operating conditions, equipment losses or injury to Company personnel could  have a material adverse effect on the Company’s profitability and results of operations.

The Company’s operating results from seismic data acquisition services can be significantly impacted from quarter to quarter due to a change in the timing of a few large jobs occurring at any one time.

The Company currently has the capacity to field up to 25 seismic data acquisition crews. However, in any given period, the Company could have idle crews which result in a significant portion of its revenues, cash flows and earnings coming from a relatively small number of crews. Additionally, due to location, service line or particular job, some of the Company’s individual crews may achieve results that are a significant percentage of consolidated operating results. Should one or more of these crews experience significant changes in timing, the Company’s financial results would be subject to significant variations from period to period. Factors that may result in these changes in timing include, but are not limited to, weather, permits, customer requirements and political unrest.  Historically, the Company has been dependent on a few customers operating in a single industry; the loss of one or more customers could adversely affect its financial condition and results of operations.

Form 10-K 03-12-09

The Company’s customers are engaged in the oil and natural gas drilling business throughout the world. Historically, the Company has been dependent upon a few customers for a significant portion of its revenue. For the year ended December 31, 2008, 2007 and 2006, the Company’s top ten customers collectively represented approximately 47%, 55% and 39% of total revenues, respectively.  The Company’s three largest customers in 2008 accounted for 9%, 5% and 5% of total revenues, respectively. This concentration of customers may increase the Company’s overall exposure to credit risk, and customers will likely be similarly affected by changes in economic and industry conditions. If any of these significant clients were to terminate their contracts or fail to contract for the Company's services in the future because they are acquired, alter their exploration or development strategy, or for any other reason, the Company's results of operations could be affected.

Current or future distressed financial conditions of customers could have an adverse impact on the Company in the event these customers are unable to pay the Company for the services it provides.

          Some of the Company’s customers are experiencing, or may experience in the future, severe financial problems that have had or may have a significant impact on their creditworthiness.  Although the Company performs ongoing credit evaluations of its customers’ financial conditions, the Company generally requires no collateral from its customers. The Company cannot provide assurance that one or more of its financially distressed customers will not default on their obligations to the Company or that such a default or defaults will not have a material adverse effect on its business, financial position, future results of operations, or future cash flows. Furthermore, the bankruptcy of one or more of its customers, or some other similar proceeding or liquidity constraint, might make it unlikely that the Company would be able to collect all or a significant portion of amounts owed by the distressed entity or entities. In addition, such events might force such customers to reduce or curtail their future use of the Company’s products and services, which could have a material adverse effect on its results of operations and financial condition.

The Company’s seismic data acquisition services revenues are subject to seasonal conditions and customers’ budgeting cycles.

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

Form 10-K 03-12-09

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

The Company's clients could delay, reduce or cancel their commitments or service contracts with the Company on short notice, which may lead to lower than expected demand and revenues.

The Company’s backlog consists of written orders or commitments for its services that the Company believes to be firm. At December 31, 2008, the Company estimates its backlog for its seismic data acquisition and seismic data processing and interpretation segments to be approximately $548.3 million.  Contracts for services are occasionally varied or modified by mutual consent and in many instances are cancelable by the customer on short notice without penalty. As a result, the Company’s backlog as of any particular date may not be indicative of its actual revenues for any succeeding fiscal period and even if its backlog is realized, it may not be profitable.

The Company’s results of operations can be significantly affected by currency fluctuations.

As a company that derives a substantial amount of its revenue from sales internationally, the Company is subject to risks relating to fluctuations in currency exchange rates. Fluctuations in the exchange rate of the U.S. dollar against such other currencies have had in the past, and can be expected in future periods to have, a significant effect upon the Company’s results of operations. While the Company attempts to reduce the risks associated with such exchange rate fluctuations, the Company cannot assure investors that it will be effective in doing so or that fluctuations in the value of the currencies in which the Company operates will not materially affect its results of operations in the future.

The Company’s operations outside of the United States are subject to additional political, economic, and other uncertainties that could adversely affect its business, financial condition or results of operations, and its exposure to such risks will increase as the Company expands its international operations.

For the year ended December 31, 2008, 62% or $285.1 million, of the Company’s revenues from its seismic data acquisition services segment were derived outside of North America.  In addition, an element of the Company’s business strategy is to expand the scope of its operations in international oil and natural gas producing areas such as the Middle East, Southeast Asia, the Mediterranean, Australia and Latin America.  The Company’s operations outside of the United States are subject to risks inherent in foreign operations, including but not limited to:

•	political, social and economic instability;
•	the loss of revenue, property and equipment from hazards such as expropriation, nationalization, war, insurrection, acts of terrorism and other political risks;
•	increased operating costs;
•	increases in taxes and governmental royalties;
•	renegotiation or abrogation of contracts with governmental entities;
•	changes in laws and policies governing operations of foreign-based companies;
•	import-export quotas;
•	currency restrictions and exchange rate fluctuations;
•	world economic cycles;
•	limited market access;
•	other uncertainties arising out of foreign government sovereignty over its international operations; and
•	compliance with the Foreign Corrupt Practices Act and similar laws.

    In addition, laws and policies of the United States affecting foreign trade and taxation may also adversely affect the Company’s international operations.

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

Although the Company is listed on a national exchange, its common stock is illiquid and its price has been and may continue to be volatile in the future. The market price of the Company’s common stock may be influenced by many factors, many of which are beyond the Company’s control, including the risks described in this “Risk Factors” section and the following:
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

    The Company is unable to predict the extent to which investor interest in the Company will affect the liquidity of the Company’s shares of common stock.  If liquidity remains low, stockholders may have difficulty selling the Company’s common stock.

Form 10-K 03-12-09

A majority of the Company’s voting stock is controlled by a small number of stockholders whose interests may conflict with those of other holders and consent of the holders of the Company’s Series B Preferred Stock will be required to take certain actions.

Steven A. Webster, William R. Ziegler, Avista Capital Partners, L.P. (“Avista”) and their respective affiliates collectively own approximately 26% of the Company’s outstanding shares of common stock as of December 31, 2008.  In addition, as of December 31, 2008, Avista and its affiliates own 367,274 shares of the Company’s Series B Preferred Stock. Because the holders of the Company’s Series B Preferred Stock have the right to vote on an as-converted basis with the holders of the Company’s common stock, voting together as a single class as of December 31, 2008, Avista and the stockholders named above have approximately 48% of the voting power of any matter brought for the vote of stockholders at a meeting. As a result of this ownership, these stockholders are able to decide any matter requiring the approval of holders of the Company’s common stock. Subject to the right of the holders of the Company’s Series B Preferred Stock as discussed below, such matters include the election of directors, the adoption of amendments to the Company’s certificate of incorporation, by-laws and approval of mergers or sales of substantially all of the Company’s assets.

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

Messrs. Webster and Ziegler are also members of the Company’s Board of Directors.  Additionally, in accordance with the terms and provisions of the Securities Purchase Agreement, dated as of September 8, 2006, by and among the purchasers of the Company’s Series B Preferred Stock and the Company, Avista received the right to appoint one director to the Company’s board of directors.  Accordingly, Robert L. Cabes, Jr. was appointed to the Company’s Board of Directors on November 2, 2006.

The Company’s various credit agreements and capital leases contain various restrictive covenants that limit management’s discretion in operating the Company’s business. In particular, these covenants limit the Company’s ability to, among other things:

•	incur additional debt, including secured debt;
•	make certain investments or pay dividends or distributions on the Company’s capital stock or purchase or redeem or retire capital stock;
•	sell assets, including capital stock of the Company’s restricted subsidiaries;
•	cause its restricted subsidiaries to make certain payments;
•	create liens;
•	invest in capital expenditures;
•	enter into transactions with affiliates; and
•	merge or consolidate with another company.

    Certain credit agreements also require the Company to maintain specified financial ratios and satisfy certain financial tests. The Company’s ability to maintain or meet such financial ratios and tests may be affected by events beyond the Company’s control, including changes in general economic and business conditions, and the Company cannot assure investors that it will maintain or meet such ratios and tests or that the lenders under the credit agreements will waive any failure to meet such ratios or tests.

These covenants could materially and adversely affect the Company’s ability to finance its future operations or capital needs. Furthermore, they may restrict the Company’s ability to expand, to pursue its business strategies and otherwise to conduct its business. The Company’s ability to comply with these covenants may be affected by circumstances and events beyond the Company’s control, such as prevailing economic conditions and changes in regulations, and the Company cannot provide assurance that it will be able to comply with them. A breach of these covenants could result in a default under some or all of the Company’s various credit agreements. If there were an event of default under the Company’s debt instruments, the affected creditors could cause all amounts borrowed under these instruments to be due and payable immediately. Additionally, if the Company fails to repay indebtedness under its credit agreements when they become due, the lenders under the credit agreement could proceed against the assets which the Company has pledged as security.

Form 10-K 03-12-09

The Company’s original estimates of the costs associated with its turnkey projects may be incorrect and result in reduced profitability, losses or cost over-runs on those projects.

Many of the Company’s projects are performed on a turnkey basis where a defined work scope is delivered for a fixed price and extra work, which is subject to customer approval, is billed separately. The revenue, cost and gross profit realized on a turnkey contract can vary from the estimated amount because of changes in job conditions, variations in labor and equipment productivity from the original estimates, and the performance of subcontractors. These variations and risks inherent in the business may result in the Company experiencing reduced profitability or losses on projects.  In addition, estimates for capital projects, may be inadequate, resulting in cost over-runs, due to unknown factors associated with the work to be performed and market conditions.

There are inherent limitations in all control systems and failure of the Company’s controls and procedures to detect error or fraud could seriously harm its business and results of operations.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its internal controls and disclosure controls will prevent all possible error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the Company’s controls can provide absolute assurance that all control issues and instances of fraud, if any, in the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by the individual acts of some persons or by collusion of two or more persons. The design of any system of controls is based in part upon the likelihood of future events, and there can be no assurance that any design will succeed in achieving its intended goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with its policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur without detection.

If the Company fails to manage its growth effectively, its results of operations could be harmed.

The Company has a history of growing through acquisitions of companies and assets. The Company must plan and manage its acquisitions effectively to achieve revenue growth and maintain profitability in its evolving market. If the Company fails to manage current and future acquisitions effectively, its results of operations could be adversely affected. The Company’s growth has placed, and is expected to continue to place, significant demands on its personnel, management and other resources. The Company must continue to improve its operational, financial, management and legal/compliance information systems to keep pace with the growth of its business.

Any future acquisitions could present a number of risks, including but not limited to:
•
incorrect assumptions regarding the future results of acquired operations or assets or expected cost reductions or other synergies expected to be realized as a result of acquiring operations or assets;

•	failure to integrate the operations or management of any acquired operations or assets successfully and timely;
•	diversion of management’s attention from existing operations or other priorities; and
•	the Company’s inability to secure, on terms it finds acceptable, sufficient financing that may be required for any such acquisition or investment.

The Company’s business plan anticipates, and is based upon, its ability to successfully complete acquisitions of other businesses or assets.  The Company’s failure to do so, or to successfully integrate its acquisitions in a timely and cost effective manner, could have an adverse affect on its business, financial condition or results of operations.

Form 10-K 03-12-09

The Company’s operations are subject to delays related to obtaining land access rights of way from third parties which could affect its results of operations.

The Company’s seismic data acquisition operations could be adversely affected by its inability to obtain timely right of way usage from both public and private land and/or mineral owners. In recent years, it has become more difficult, costly and time-consuming to obtain access rights of way as drilling activities have expanded into more populated areas, and landowners have become more resistant to seismic and drilling activities occurring on their property. Delays associated with obtaining such rights of way could negatively affect the Company’s results.

The Company’s results of operations could be adversely affected by asset impairments.

The Company periodically reviews its portfolio of equipment for impairment. If the Company expects significant sustained decreases in oil and natural gas prices in the future, it may be required to write down the value of its equipment if the future cash flows anticipated to be generated from the related equipment falls below net book value. The recent decline in oil and natural gas prices, if sustained, could result in future impairments. If the Company is forced to write down the value of its equipment, these non-cash asset impairments could negatively affect its results of operations in the period in which they are recorded. See discussion of “Impairment of Long-Lived Assets” included in “Critical Accounting Policies.”

The cyclical nature of, or a prolonged downturn in, the Company’s industry, could affect the carrying value of the Company’s goodwill or other intangible assets and negatively impact the Company’s  earnings.

As of December 31, 2008, the Company had $73.4 million of goodwill or 16.7% of total assets.  The Company has recorded goodwill because the Company paid more for some of its businesses than the fair market value of the tangible and measurable intangible net assets of those businesses at the time of acquisition.  Upon the Company's annual review of its goodwill balance, if management determines that the carrying value of these long-lived assets may not be recoverable, the Company's goodwill could be reduced and therefore adversely impact its earnings.  The Company did not have any impairments in the year ended December 31, 2008.  This assessment includes many management assumptions including, but not limited to, business forecasts, risk premiums, cost of capital and market factors.  Should any one or combination of these factors change, it could negatively impact the Company’s future assessments of the carrying values of these assets.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company’s facilities are summarized in the table below:

Location	Owned/ Leased	Purpose/Segment	Approx. Square Feet
Houston, Texas (1500 CityWest Blvd.)	Leased	Corporate headquarters, finance and accounting, seismic data acquisition operations; and seismic data processing and interpretation operations	61,605
Houston, Texas (West Rd.)	Leased	Repair, shipping and receiving facility	50,000
Midland, Texas	Leased	North American seismic data acquisition operations, maintenance facility	7,642
Old Woking, Surrey, United Kingdom	Leased	Geokinetics Processing, UK LTD seismic data processing operations	2,811
Calgary, Alberta, Canada	Leased	North American seismic data acquisition operations, maintenance facility	30,272
Abu Dhabi, United Arab Emirates	Leased	International seismic data acquisition operations	323
Bogota, Colombia	Leased	International seismic data acquisition operations	3,228
Brisbane, Australia	Leased	International seismic data acquisition operations	258
Buenos Aires, Argentina	Leased	International seismic data acquisition operations	200
Cairo, Egypt	Leased	International seismic data acquisition operations	2,475
Dhaka, Bangladesh	Leased	International seismic data acquisition operations	12,000
Dubai, United Arab Emirates	Leased	International seismic data acquisition operations	5,972
Jakarta, Indonesia	Leased	International seismic data acquisition operations	1,041
Kwata, Suriname	Leased	International seismic data acquisition operations	3,000
Lima, Peru	Leased	International seismic data acquisition operations	1,280
Luanda, Angola	Leased	International seismic data acquisition operations	8,719
Onslow, Australia	Leased	Warehouse facility	2,500
Quito, Ecuador	Leased	International seismic data acquisition operations	215
Rio de Janeiro, Brazil	Leased	International seismic data acquisition operations	4,088
Santa Cruz, Bolivia	Leased	International seismic data acquisition operations	16,146
Singapore, Singapore	Leased	International seismic data acquisition operations	4,648
Singapore, Singapore	Leased	Warehouse facility	11,900
Singapore, Singapore	Leased	Warehouse facility	4650
Yopal, Colombia	Owned	Warehouse facility	16,140

Item 3.	Legal Proceedings

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

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock, $0.01 par value per share, is listed on the NYSE Alternext US (formerly the American Stock Exchange) under the trading symbol “GOK.”  As of December 31, 2008, the Company had over 780 stockholders of record, however, since many shares may be held by investors in nominee names such as the name of their broker or their broker’s nominee, the number of record holders often bears little relationship to the number of beneficial owners of the common stock.

The following table sets forth the high and low closing bid for the common stock during the Company’s most recent two fiscal years, as reported by the NYSE Alternext US, except the fiscal quarter ending March 31, 2007 as reported by the National Association of Security Dealers on the NASDAQ OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low

March 31, 2007	$33.00	$24.99
June 30, 2007	34.50	22.45
September 30, 2007	31.60	16.80
December 31, 2007	25.24	18.48

March 31, 2008	$20.40	$14.81
June 30, 2008	21.10	17.39
September 30, 2008	27.15	14.83
December 31, 2008	19.00	2.00

The Company has never paid cash dividends on the Company’s common stock and the Board of Directors intends to retain all of its earnings, if any, to finance the development and expansion of its business. There can be no assurance that the Company’s operations will prove profitable to the extent necessary to pay cash dividends. Moreover, even if such profits are achieved, the future dividend policy will depend upon the Company’s earnings, capital requirements, financial condition, debt covenants and other factors considered relevant by the Company’s Board of Directors.

Form 10-K 03-12-09

Stock Performance Graph

The information included under the caption “Stock Performance Graph” in this Item 5 of this annual report is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filings the Company makes under the Securities Act of 1933 or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such a filing.

The following graph depicts the five-year cumulative total return of the Company’s common stock as compared with the S&P 500 Stock Index and a peer group made up of companies on the PHLX Oil Services Index (OSX). The PHLX Index consists of larger companies that perform a variety of services as compared to land based acquisition and processing of seismic data performed by the Company.

Comparison of 5-year Cumulative Total Return*

Among Geokinetics Inc., the S&P 500 Index and the PHLX Oil Service Sector Index

* $100 invested on 12/31/03 in stock or index – including investment of dividends

	12/03	12/04	12/05	12/06	12/07	12/08
Geokinetics	100.0	280.0	1020.0	1,298.8	778.0	98.8
PHLX Oil Service Index	100.0	131.9	193.9	212.8	321.0	129.2
S&P 500	100.0	109.0	112.3	127.6	132.1	81.2

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2008, the Company had two active equity compensation plan approved by security holders:  the 2002 Stock Awards Plan (“2002 Plan”) and the 2007 Stock Awards Plan (“2007 Plan”).  Adopted in March 2003 and amended in November 2006, the 2002 Plan has 800,000 shares of common stock authorized for issuance and the 2007 Plan, adopted on May 23, 2007, has 750,000 shares of common stock authorized for issuance.

Form 10-K 03-12-09

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	376,979	$26.75	469,992
Equity Compensation Plans Not Approved by Security Holders	-	-	-
Total	376,979	$26.75	469,992

Item 6.            Selected Financial Data

The following selected financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and with the Company’s consolidated financial statements and related notes included in Item 8. “Financial Statements and Supplementary Data.”

Selected Financial Data

	As of and for the Year Ended December 31,
	2008	2007		2006(1)	2005(2)	2004
	(In thousands, except per share data)
Net operating revenues	$474,598	$357,677		$225,183	$62,175	$43,145
Net (loss) income	986	(15,936	) (3)	(4,176)	(1,922)	(441)
Loss applicable to common stockholders	(5,339)	(20,802	) (3)	(4,382)	(2,081)	(2,956)
Loss per common share, basic and diluted	(0.51)	(2.44	) (3)	(0.81)	(0.95)	(1.56)
Total assets	439,716	354,321		299,633	74,723	11,577
Long-term debt and capital leases, net of current portion	57,850	60,352		113,617	8,297	2,504
Current portion of long-term debt and capital lease obligations	33,096	19,560		3,552	9,078	2,378
Mezzanine and temporary equity	94,862	60,926		56,077	25,648	2,398
Total stockholders equity (excluding preferred stock)	129,680	130,965		28,595	1,150	2,378

(1)	Includes operating results of Grant Geophysical Inc. (now known as Geokinetics International, Inc.) since September 8, 2006.
(2)	Includes one month of operating results of Trace Energy Services Ltd. (now known as Geokinetics Exploration, Inc.)
(3)	Includes severance costs of $3.2 million (including $2.6 million related to departure of Company’s President and CEO) as well as $6.9 million loss on the redemption of floating rate notes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and notes to those financial statements included elsewhere in this Form 10-K.  This discussion contains forward looking statements that involve risks and uncertainties.  Please see “Risk Factors” and “Forward Looking Statements” elsewhere in this Form 10-K.

  Overview

The Company’s customers are primarily international and domestic E&P companies and state-owned national oil companies.  Demand for the Company’s seismic services depends upon the level of spending by these companies, which in turn has historically been dependent on the prices for oil and gas.  In the past, fluctuation in oil and gas prices has affected the demand for the Company’s services and its results of operations, and the Company expects this to continue into the future.  The majority of exploration in North America is targeted at natural gas while international exploration is mostly focused on oil.

Form 10-K 03-12-09

The Company’s management continually monitors industry trends and market conditions to enable it to best react as changes occur.  Additionally, Company’s management consistently monitors and assesses the risk factors and opportunities that may affect the Company.  More specifically, while demand for the Company’s services has increased significantly in recent years, the Company continues to experience price competition in the marketplace which has prevented it from benefiting from significant increased pricing for its services.  In spite of this, the Company has and will continue to aggressively compete for seismic projects from both existing and prospective customers.  In international markets, the Company has seen increasing demand from state-owned national oil companies (“NOCs”) and believes changing global dynamics relative to the oil and gas industry will result in increased opportunities with the NOCs and given its existing relationships, the Company believes it is well positioned to take advantage of these opportunities.  The Company also recognizes that the seismic industry is cyclical and through the acquisitions of Trace Energy Services, Ltd. (now known as Geokinetics Exploration, Inc.) and Grant Geophysical, Inc. (now known as Geokinetics International, Inc.), the Company has built a foundation for growth that is highly diversified and should be beneficial during times of contraction.

The Company continues to focus on increasing its revenues and profitability by taking the following steps:
•	Updating its technology and increasing its channel count per crew to allow it to compete for larger projects, which typically are more profitable;
•	Standardizing its equipment across its crews to allow them to move from country to country as conditions dictate and reduce crew downtime;
•	Lowering its general and administrative costs as a percentage of revenues by reorganizing management and by increasing operational efficiencies; and
•	Invest in systems to standardize and automate processes.

Recent Developments

Net Income in 2008

During 2008, the Company reported its first net income (before preferred stock dividend and accretion costs) in four years.  The losses in prior periods were caused primarily by non-recurring costs related to its acquisitions in 2005 and 2006 and their related financings.

Global Economic Recession and Reduced Oil and Gas Prices

The United States and global economies are currently undergoing a recession.  The reduced economic activity associated with this recession has resulted in lower oil and gas prices.  In addition, natural gas production in the United States has increased as new technologies have allowed the successful exploration for and production of previously inaccessible gas deposits.  This has resulted in depressed prices for natural gas, which may remain depressed even if economic activity increases as the recession ends.

If oil and gas prices remain depressed, the Company’s clients are likely to reduce the amounts they spend on exploration and production activities, including its seismic data acquisition services.  The Company has seen some contract cancellations and reduced demand in North America, however international demand remains strong.

Disruption in the Financial Markets

The global capital and financial markets are experiencing severe disruptions.  Many financial institutions have liquidity concerns prompting intervention from governments.  The Company’s exposure to the disruptions in the financial markets include its credit facilities, its ability to access the capital markets and the safety of its cash investments.  Its credit facility is committed until 2012.  If the disruptions in the capital markets were to continue until then, replacement of the facility may be unavailable or more expensive.  Difficulties in the credit markets may also cause the lenders under its credit facilities to be more restrictive in calculating the amounts available under those facilities.

The Company’s cash and cash equivalents, which totaled $13.3 million on December 31, 2008, consist of cash deposits primarily with Wells Fargo Bank and other local banks.  If one of these banks were to fail, the Company could suffer losses.

In the past, the Company has accessed the equity markets to finance growth.  The Company’s stock price, like the equity markets in general, has declined substantially over the last several months.  In addition, current disruptions in the financial markets have made it unlikely that the Company could access the equity markets, unless conditions improve dramatically.  Until these conditions improve, the Company is unlikely to be able to access the public equity markets, which may limit the Company’s ability to pursue its growth strategy.

Form 10-K 03-12-09

  Business

The seismic services industry is dependent upon the spending levels of E&P companies for exploration, development, exploitation and production of oil and natural gas. These spending levels have traditionally been heavily influenced by the prices of oil and natural gas. During the past three years, the oil and natural gas industry has seen significant increases in activity resulting from continuing high commodity prices for oil and natural gas. The Company’s seismic data acquisition services segment has benefited from these increased levels of activity and from its reputation as a provider of high-quality seismic surveys. The Company has seen its seismic data acquisition services revenues and operating margins improve over the past several years as a result of increased demand and improved pricing for its services, improved contract terms with its customers as well as the acquisitions of Trace and Grant.  However, oil and natural gas prices have recently seen a significant decline.  To the extent that the decline in oil and gas prices results in a decrease in oil and gas exploration activities, the Company’s cash flows from operations could be adversely affected.  If a global recession continues for an extended period of time, commodity prices may remain depressed for an extended period of time, which could reduce the Company’s revenues and cash flows, and adversely affect its growth strategy.  The Company believes the following industry fundamentals will allow it to capture upside while managing for downside risk:

•	Foreign state-owned national oil companies are a primary driver for seismic growth
•	Seismic crew activity is still less than the lowest levels in the 1990s when oil prices were near $20 per barrel
•	Pressure for continued growth in activity, even if lower commodity prices exist
 • Oil companies are reloading prospect inventories
 • Resource plays are big drivers
 • Technical advances drive activity and create barriers to entry
 • Recent trends for more specialized crews and equipment
 • Desire to replace 2D data with 3D or 4D data
 • Improved processing drives demand for better data
•	Long-term fundamentals are strong but the Company is continually monitoring for trend toward overcapacity

As of December 31, 2008, the Company’s core operating business segments were seismic data acquisition and seismic data processing and interpretation.  The Company’s corporate activities include its general and administrative functions.

  Results of Operations

Summary of Overall Performance for 2008.  During 2008, the Company experienced improved operating margins, income from operations and net income.  The data acquisition segment experienced substantial earnings growth and continued to provide a strong base of earnings and cash flow, both domestically and internationally.  The data processing and interpretation segment also contributed improved results.  The table below provides further analysis of the Company’s operating results and significant highlights by segment/reporting unit/area of operation:

Form 10-K 03-12-09

Segment/Reporting Units/Area of Operation	Significant Highlights for 2008
North American Seismic Data Acquisition	(1)Revenue growth of 7% (2)Negative impact of reducing demand late in the year (3)Realized benefits of previously upgraded crews with new equipment
International Seismic Data Acquisition	(1)Revenue growth of 58% (2)Expansion of shallow water capacity (3)Significant investments in new capacity
Data Processing and Interpretation	(1)Revenue growth of 11% (2)Improved operating margins (3)Realized benefits of restructuring segment in 2007

The Company spent approximately $77.1 million in 2008 for state-of-the-art equipment to expand its recording capacity internationally and to outfit crews for expansion into new countries.  The Company’s recording capacity increased from 108,000 channels at December 31, 2007, to over 122,500 channels at December 31, 2008, a 13.4% increase.

Results of Operations for Year Ended December 31, 2008 compared to 2007

Operating Revenues.   Revenues for the twelve months ended December 31, 2008 totaled $474.6 million as compared to $357.7 million for the same period of 2007, an increase of 33%. This increase in revenue is attributable primarily to the Company’s seismic data acquisition segment. For the twelve months ended December 31, 2008, seismic data acquisition revenue totaled $462.6 million as compared to $346.8 million for the same period of 2007, an increase of 33%. This increase in seismic data acquisition revenue is primarily attributable to improved contract terms, investment in additional crew capacity and continued strong demand for the Company’s services.  Seismic data acquisition revenues for the twelve months ended December 31, 2008 includes $177.5 million or 38% from North America, and $285.1 million or 62% from international. Seismic data processing revenue totaled $12.0 million at December 31, 2008 as compared to $10.8 million for the same period of 2007, an increase of 11% due to increased demand for processing of seismic data combined with increased marketing efforts.

Operating Expenses.  Operating expenses for the twelve months ended December 31, 2008 totaled $370.2 million as compared to $290.8 million for the same period of 2007, an increase of 27%. This increase in operating expenses is primarily attributable to the Company’s seismic data acquisition segment. Seismic data acquisition operating expenses totaled $361.3 million for the twelve months ended December 31, 2008, as compared to $280.2 million for the same period of 2007, an increase of 29%. Increased operating expenses at the Company’s seismic data acquisition segment are primarily the result of increased seismic data acquisition activity.  Seismic data acquisition operating expenses for the twelve months ended December 31, 2008 includes $138.2 million, or 38%, from North America, and $223.1 million, or 62% from International.  Seismic data processing operating expenses totaled $8.9 million for the twelve months ended December 31, 2008, as compared to $10.6 million for the same period of 2007, an decrease of 16% primarily due to cost reduction efforts implemented in late 2007 and improved productivity of existing resources.

General and Administrative Expenses.  General and administrative expenses for the twelve months ended December 31, 2008 were $39.3 million as compared to $35.7 million for the same period of 2007, an increase of $3.6 million or 10%. This increase is primarily the result of salary expenses associated with increased personnel levels due to the Company’s overall growth; information systems implementation costs and increased bonus accruals due to higher activity levels under the Company’s incentive plans.

Depreciation and Amortization Expenses.  Depreciation and amortization expense for the twelve months ended December 31, 2008 totaled $49.0 million as compared to $32.4 million for the same period of 2007, an increase of $16.6 million or 51%. This is primarily attributable to depreciation expense associated with high levels of capital expenditures in the second half of 2007 and all of 2008.  The Company incurred capital expenditures of $77.1 million in 2008 as compared to $94.7 million in 2007.  The Company’s capital expenditures in 2008 included additional recording capacity internationally, expansion of the Company’s shallow water operations and investments in new information systems.

Form 10-K 03-12-09

Interest Expense.  Interest expense (net of interest income) for the twelve months ended December 31, 2008 decreased by $9.0 million or 59% to $6.2 million as compared to approximately $15.2 million for the same period of 2007. This decrease is primarily due to the elimination of interest incurred on the Company's Floating Rate Notes (the “Notes”), which were issued in December 2006 and redeemed in June 2007.  In addition, the Company recorded a $6.9 million loss on the redemption of the Notes which consisted of a $3.3 million premium and recognition of $3.6 million of unamortized finance costs in 2007.

Income Tax.  Provision for income taxes for the twelve months ended December 31, 2008 was $9.3 million, as compared to $2.3 million for the same period of 2007, an increase of $6.9 million or 300%.  The increase is mainly due to increased profitability in foreign jurisdications and related withholding taxes and decreased profitability in the U.S.

EBITDA and Net Loss.  EBITDA increased to $65.0 million for 2008 compared to $31.2 million for 2007.  The Company had a loss applicable to common stockholders of $5.3 million, or ($0.51) per share, for the twelve months ended December 31, 2008, as compared to loss applicable to common stockholders of $20.8 million, or ($2.44) per share, for the same period of 2007. The decrease in the Company’s loss applicable to common stockholders of $15.5 million is primarily due to decreased interest expense, loss on the redemption of the Notes and one-time severance and reorganization costs in 2007 and improved operations in 2008.

The Company defines EBITDA as net income (loss) (the most directly generally accepted accounting principle or "GAAP" financial measure) before Interest, Taxes, Other Income (Expense) (including foreign exchange gains/losses, gains/losses on sale of equipment and insurance proceeds, warrant expense and other income/expense), and Depreciation and Amortization. “EBITDA,” as used and defined by the Company, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with GAAP. EBITDA should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP. However, the Company’s management believes EBITDA is useful to an investor in evaluating its operating performance because this measure: (1) is widely used by investors in the energy industry to measure a company’s operating performance without regard to items excluded from the calculation of such term, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired, among other factors; (2) helps investors to more meaningfully evaluate and compare the results of the Company’s operations from period to period by removing the effect of the Company’s capital structure and asset base from its operating structure; and (3) is used by the Company’s management for various purposes, including as a measure of operating performance, in presentations to the Company’s board of directors, as a basis for strategic planning and forecasting, and as a component for setting incentive compensation. There are significant limitations to using EBITDA as a measure of performance, including the inability to analyze the effect of certain recurring and non-recurring items that materially affect the Company’s net income or loss, and the lack of comparability of results of operations of different companies.

See below for reconciliation from net income to common stockholders to EBITDA :

	For the Year Ended December 31 (in thousands)
	2008	2007
Net Loss Applicable to Common Stockholders	$(5,339)	$(20,802)
Preferred Stock Dividends	6,325	4,866
Net Income (Loss)	986	(15,936)
Income Tax Expense	9,268	2,252
Interest Expense, net	6,176	15,184
Other Expense (Income) (as defined above)	(401)	(2,692)
Depreciation and Amortization	48,990	32,352
EBITDA	$65,019	$31,160

Update of Credit Metrics. In 2008, the Company strengthened its credit metrics as a result of several actions taken during the course of the year including
•	Issuance of $30.0 million of convertible Preferred Stock
•	Restructured revolving credit facilities and capital leases with improved terms
•	Increases in EBITDA

These actions taken during 2008 improved the Company’s balance sheet and provided financial flexibility for future, focused growth.
Results of Operations for Year Ended December 31, 2007 compared to 2006

Operating Revenues.  Revenues for the twelve months ended December 31, 2007 totaled $357.7 million as compared to $225.2 million for the same period of 2006, an increase of 59%. This increase in revenue is attributable primarily to the Company’s seismic data acquisition segment and the acquisition of Grant. For the twelve months ended December 31, 2007, seismic data acquisition revenue totaled $346.8 million as compared to $218.0 million for the same period of 2006, an increase of 59%. This increase in seismic data acquisition revenue is primarily attributable to the Company’s acquisition of Grant, completed in September of 2006, improved contract terms, investment in additional crew capacity and continued strong demand for the Company’s services.  Seismic data acquisition revenues for the twelve months ended December 31, 2007 includes $166.6 million or 48%, from North America, and $180.3 million or 52% from International. Seismic data processing revenue totaled $10.8 million at December 31, 2007, as compared to $7.2 million for the same period of 2006, an increase of 50% due to increased demand for processing of seismic data combined with increased marketing efforts.

Form 10-K 03-12-09

Operating Expenses.  Operating expenses for the twelve months ended December 31, 2007 totaled $290.8 million as compared to $185.8 million for the same period of 2006, an increase of  56%. This increase in operating expenses is primarily attributable to the Company’s seismic data acquisition segment. Seismic data acquisition operating expenses totaled $280.2 million for the twelve months ended December 31, 2007 as compared to $177.0 million for the same period of 2006, an increase of 58%. Increased operating expenses at the Company’s seismic data acquisition segment are primarily the result of the addition of  Grant operations and increased seismic data acquisition activity.  Seismic data acquisition operating expenses for the twelve months ended December 31, 2007 includes $135.6 million, or 48%, from North America, and $144.6 million, or 52% from International.  Seismic data processing operating expenses totaled $10.6 million for the twelve months ended December 31, 2007, as compared to $8.8 million for the same period of 2006, an increase of 20% due to increased primarily due to increased levels of activity.

General and Administrative Expenses.  General and administrative expenses for the twelve months ended December 31, 2007 were $35.7 million as compared to $17.5 million for the same period of 2006, an increase of $18.2 million or 104%. This increase is the result of the Company’s acquisition of Grant and the related general and administrative expenses acquired; Sarbanes-Oxley implementation costs; increased sales and administrative cost in the Company’s data processing segment and increased bonus accruals due to higher activity levels under the Company’s incentive plans.  In addition, the Company incurred $2.9 million costs related to severances (including $2.6 million for the departure of the President and CEO) and data processing reorganization costs incurred in August and September 2007.

Depreciation and Amortization Expenses.  Depreciation and amortization expense for the twelve months ended December 31, 2007 totaled $32.4 million as compared to $13.0 million for the same period of 2006, an increase of $19.4 million or 149%. This is primarily attributable to depreciation expense associated with the acquisition of Grant, additional capital equipment and amortization of acquired intangibles from Grant acquisition.    The Company incurred capital expenditures of $94.7 million in 2007, as compared to $32.7 million in 2006.  The Company’s capital expenditures in 2007included upgrading of the Company’s first OBC crew in Australia.

Interest Expense.  Interest expense (net of interest income) for the twelve months of 2007 increased by $4.4 million or 41% to $15.2 million as compared to approximately $10.8 million for the same period of 2006. This increase is primarily due to interest incurred on the Notes, which were issued in December 2006 and redeemed in June 2007.  In addition, the Company recorded a $6.9 million loss on the redemption of the Floating Rate Notes which consisted of $3.3 million premium and recognition of $3.6 million of unamortized finance cost.

Income Tax.  Provision for the income tax for the twelve months ended December 31, 2007 was $2.3 million, as compared to $3.2 million for the same period of 2006, a decrease of $0.9 million or 28%.  The decrease is mainly due to lower taxes in the Company’s international locations.

EBITDA and Net Loss.  EBITDA increased to $31.2 million for 2007 compared to $21.9 million for 2006.   The Company had a loss applicable to common stockholders of $20.8 million, or ($2.44) per share, for the twelve months ended December 31, 2007, as compared to loss applicable to common stockholders of $4.4 million, or ($0.81) per share, for the same period of 2006. The increase in the Company’s loss applicable to common stockholders of $16.4 million is primarily due to increased interest expense, loss on the redemption of the Notes and one-time severance and reorganization costs.

The Company defines EBITDA as net income (loss) (the most directly GAAP financial measure) before Interest, Taxes, Other Income (Expense) (including foreign exchange gains/losses, gains/losses on sale of equipment and insurance proceeds, warrant expense and other income/expense), and Depreciation and Amortization. “EBITDA,” as used and defined by the Company, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with GAAP. EBITDA should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP. However, the Company’s management believes EBITDA is useful to an investor in evaluating its operating performance because this measure: (1) is widely used by investors in the energy industry to measure a company’s operating performance without regard to items excluded from the calculation of such term, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired, among other factors; (2) helps investors to more meaningfully evaluate and compare the results of the Company’s operations from period to period by removing the effect of the Company’s capital structure and asset base from its operating structure; and (3) is used by the Company’s management for various purposes, including as a measure of operating performance, in presentations to the Company’s board of directors, as a basis for strategic planning and forecasting, and as a component for setting incentive compensation. There are significant limitations to using EBITDA as a measure of performance, including the inability to analyze the effect of certain recurring and non-recurring items that materially affect the Company’s net income or loss, and the lack of comparability of results of operations of different companies.

Form 10-K 03-12-09

See below for reconciliation from net loss to common stockholders to EBITDA:

	For the Year Ended December 31 (in thousands)
	2007	2006
Net Loss Applicable to Common Stockholders	$(20,802)	$(4,382)
Preferred Stock Dividends	4,866	206
Net Loss	$(15,936)	$(4,176)
Income Tax Expense	2,252	3,234
Interest Expense, net	15,184	10,819
Other Expense (Income) (as defined above)	(2,692)	(973)
Depreciation and Amortization	32,352	12,965
EBITDA	$31,160	$21,869

Inflation and Price Changes

The Company does not believe that inflation has had a significant effect on its business, financial condition, or results of operations during the most recent three years.

Liquidity and Capital Resources

The Company’s primary sources of cash have been cash flow generated by its seismic data acquisition and seismic data processing segments, debt and equity transactions, equipment financing and trade credit. The Company’s primary uses of cash have been for operating expenses associated with its seismic data acquisition and seismic data processing segments, expenditures associated with upgrading and expanding the Company’s capital asset base and debt service.  The Company’s ability to maintain adequate cash balances is dependent upon future levels of demand for the services it provides to its customers.

Available liquidity.  As of December 31, 2008, the Company had available liquidity as follows:
Total borrowing capacity under revolving credit facility:  $63.0 million
Available cash:  $13.3 million
Undrawn borrowing capacity under revolving credit facility:  $16.7 million
Net available liquidity at December 31, 2008:  $30.0 million

The Company has certain foreign overdraft facilities which were undrawn at December 31, 2008.  However, due to limitations on the ability to remit funds to the United States, these have been excluded in the available liquidity table above.

Form 10-K 03-12-09

The table below summarizes certain measures of liquidity and capital expenditures, as well as the Company’s sources of capital from internal and external sources, for the past three years.

Liquidity and Capital Resources

Financial Measure	2008	2007	2006
	(in thousands)
Cash and equivalents, at December 31	$13,341	$15,125	$20,404
Working capital, at December 31	7,085	12,636	14,466
Cash flow from operating activities	37,597	5,299	12,591
Cash flow used in investing activities	(43,343)	(54,474)	(137,870)
Cash flow from financing activities	3,962	43,924	134,621
Capital expenditures (including capital leases)	77,096	94,679	32,702
Cash paid for interest	6,769	11,926	2,301

Net cash provided by operating activities was $37.6 million for the twelve months ended December 31, 2008 compared to net cash provided by operating activities of $5.3 million for the twelve months ended December 31, 2007. These amounts result from the Company’s operating results adjusted by changes in working capital and depreciation. The increase in net cash provided by operating activities was primarily the result of higher activity levels and improved operating results.

Net cash used in investing activities was $43.3 million for the twelve months ended December 31, 2008 and $54.5 million for the twelve months ended December 31, 2007. These amounts primarily represent capital expenditures made during the respective twelve month period.  The decrease in net cash used in investing activities during the twelve months ended December 31, 2008 was primarily the result of reduced purchases of seismic data acquisition equipment from 2007.

Net cash provided by financing activities was $4.0 million for the twelve months ended December 31, 2008 as compared to net cash provided by financing activities of $43.9 million for the twelve months ended December 31, 2007. These totals represent the net proceeds and net payments from the Company’s debt and equity transactions. The decrease in net cash provided by financing activities is primarily due to fewer funds raised in 2008 as compared to 2007.

Preferred Stock

On July 28, 2008, a related party of the Company purchased 120,000 shares of Series B Senior Convertible Preferred Stock, $10.00 par value (“Series B-2 Preferred Stock”) and warrants to purchase 240,000 shares of Geokinetics common stock for net proceeds of $29.3 million, which will be used to execute the Company’s growth strategy of upgrading equipment and expanding crew capacity around the world.

Revolving Credit Facilities

On June 12, 2006, the Company and four of its subsidiaries (collectively, the “Borrowers”) completed the closing of a credit facility under the terms of a Revolving Credit, Term Loan and Security Agreement (collectively, the “Credit Agreement”) dated as of June 8, 2006 with PNC Bank, National Association (“PNC”), as lender.  The Borrowers pledged as security the assets of the Company to PNC.  The Credit Agreement contains certain restrictive covenants limiting the Company’s ability to incur additional debt and purchase additional assets.  On September 8, 2006, the $12.0 million term credit facility had a balance of $11.6 million outstanding and was fully paid off and no amounts were outstanding under the revolving credit facility.  This Credit Agreement has been amended several times to among other things increase the revolving credit and expenditures facilities.

The financial covenants for the credit facility include the following:  the Company must maintain (i) net worth (defined as assets less liabilities in accordance with generally accepted accounting principles in the United States of America) of not less than $175.0 million and (ii) a fixed charge coverage ratio of not less than 1.10 to 1.0.  Other covenants include:  (1) no mergers or sale of assets without reinvestment; (2) no conflicting liens on the collateral; (3)  no guarantees of other indebtedness; (4) investments are permitted as to only specified forms of investments; (5) capital expenditures are limited; (6) no dividends other than dividends on preferred stock; (7) no additional indebtedness except as permitted by the credit facility; (8) no changes in business activities; (9) no changes in constituent documents; (10) no prepayment of debt except under certain circumstances; (11) no material adverse change; and (12) no change of control.

Form 10-K 03-12-09

The amount available to borrow under the revolver is dependent upon the calculation of a monthly borrowing base that is composed of eligible accounts receivables and eligible fixed assets.  The borrowing base can fluctuate from time to time due to fluctuations in accounts receivable balances.  Additionally, a portion of the borrowing base is composed of eligible fixed assets.  Based on the Company’s borrowing base at December 31, 2008, the Company had available credit under this facility of $63.0 million reduced by standby letters of credit totaling $2.3 million issued by PNC under the revolver.  At December 31, 2008, the Company had a balance of $44.0 million drawn under the revolver.  Amounts available to be drawn under the revolver are subject to borrowing base limitations; therefore, the Company may not always have access to the maximum amount.  The rate of the PNC facility is currently the prime rate plus 1.5%.

The Company further amended the Credit Agreement with PNC on February 11, 2009.  Among other things, the amended agreement increased the Company’s borrowing base that can come from eligible fixed assets to $55.0 million and deferred any reductions to this new amount until June 30, 2009, at which time, the amount of the borrowing base that can come from eligible fixed assets will be reduced by $0.9 million per month until maturity.  Once started, the reduction will affect only the amount of the borrowing base that can come from eligible fixed assets and will not reduce the overall amount of the revolver.  Based on the current borrowing base calculation, the Company has immediate access to the maximum availability of $70.0 million.

Capital Lease Obligations

In July 2006, Geokinetics USA, Inc. (formerly Quantum Geophysical, Inc.), a wholly-owned subsidiary of the Company, entered into an equipment lease agreement with CIT Group/Equipment Financing, Inc. (“CIT”).  The parties entered into the lease with respect to the purchase of seismic data acquisition equipment.  The term of the lease is three years, with a purchase option at the expiration of the lease term.  The original amount of the lease was approximately $6.0 million and monthly payments were approximately $190,000.  In August 2008, the Company had reduced the principal amount of this lease to $2.2 million and refinanced this equipment lease with a new facility from CIT in the amount $5.0 million at a rate of 8.26% per annum for 24 months yielding $2.8 million of new funds to the Company.  The unpaid balance of this lease as of December 31, 2008 was approximately $4.2 million.

On November 8, 2007, the Company entered into an additional capital lease facility with CIT Equipment/Financing, Inc. with a commitment of $25.0 million.  The interest rate was based on the three (3) or four (4) year swap rate reported by the Federal Reserve plus 325 basis points or 3.25%.  Initially, the Company executed four (4) equipment schedules totaling approximately $16.0 million with an interest rate of 7.72% and monthly payments totaling approximately $0.5 million.  On December 21, 2007, the Company executed an additional four (4) equipment schedules totaling $9.0 million with an interest rate of 7.36% and monthly payments totaling approximately $0.3 million. The balance at December 31, 2008 was $16.9 million.

In April 2008, the Company entered into an additional equipment lease agreement with CIT for up to $10.0 million to finance seismic equipment purchases for its shallow water ocean bottom cable (“OBC”) operations in Australia.  As of December 31, 2008, the Company executed two equipment schedules totaling approximately $9.9 million with an interest rate ranging from 7.08% to 7.64% and monthly payments totaling approximately $0.4 million.  The unpaid balance of these schedules at December 31, 2008 was approximately $6.9 million.  The equipment securing this lease has moved to Angola, which required a waiver to move the equipment out of  Australia.  The current waiver expires on April 30, 2009.  At this time, the Company does not know whether it will receive an extension on this waiver.  If the waiver is not extended, the Company may have to put in place a standby letter of credit estimated at approximately $4 million in order for the equipment to remain outside of Australian waters.

Other

From time to time, the Company enters into vendor financing arrangements to purchase certain equipment.  The equipment purchased from these vendors is paid over a period of time.  The total balance of vendor financing arrangements at December 31, 2008 was approximately $19.0 million.

The Company maintains various foreign bank overdraft facilities used to fund short-term working capital needs.  At December 31, 2008, there were no outstanding balances under these facilities and the Company had approximately $9.0 million of availability.

Form 10-K 03-12-09

The Company has made, and expects to continue to make, significant investments in capital expenditures. In 2008, the Company incurred $77.1 million in capital expenditures. Based on current plans, the Company anticipates making capital expenditures of $37.3 million for 2009, including $25.8 million in the first half of 2009, subject to compliance with debt covenants and operational requirements.

In addition, the Company’s Board of Directors approved a $12.7 million investment in an interest in data that the Company will retain in conjunction with a data acquisition survey that will be completed by the Company.  The data will be acquired in the United States and co-owned by the Company and its customer.  The Company expects that license revenues already committed will be sufficient to cover the Company’s share of cash costs for data acquisition.

The Company believes that its current cash balances and anticipated cash flow from its seismic data acquisition and seismic data processing operations, combined with available debt financing, will provide sufficient liquidity to continue operations throughout 2009.  Should the Company’s current sources of liquidity not meet its operating requirements, the Company would be forced to seek outside sources of capital to meet its operating and capital requirements and/or curtail its capital expenditure program.

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

Fair Values of Financial Instruments

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”) as it relates to financial assets and financial liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principals and expands disclosures about fair value measurements.  The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions developed based on market data obtained from independent sources (observable inputs) and an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  The fair value hierarchy consists of three board levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 – Inputs that are both significant to the fair value measurement and unobservable.

Form 10-K 03-12-09

    Financial Instruments

Financial instruments are recorded at fair values.  The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions.  Accordingly, certain fair values may not represent actual values of the financial instruments that could have been realized as of December 31, 2008 or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement.  The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and short-term debt approximate their fair value due to the short maturity of those instruments.  The carrying amount of long-term debt approximates fair value.  Due to the recent market events and the recent trading range of the Company’s common stock, the Company believes the fair value of its preferred stock to be approximately $66.0 million.

Revenue Recognition

The Company’s services are provided under cancelable service contracts. Customer contracts for services vary in terms and conditions. Contracts are either “turnkey” or “term” agreements or a combination of the two. Under turnkey agreements or the turnkey portions thereof, the Company recognizes revenue based upon output measures as work is performed. This method requires that the Company recognize revenue based upon quantifiable measures of progress, such as square miles or linear kilometers shot. With respect to those contracts where the customer pays separately for the mobilization of equipment, the Company recognizes such mobilization fees as revenue during the performance of the seismic data acquisition, using the same performance method as for the acquisition work. The Company also receives revenue for certain third party charges under the terms of the service contracts. The Company records amounts billed to customers in revenue as the gross amount including third party charges, if applicable, that are paid by the customer. The Company’s turnkey or term contracts generally do not contain cancellation provisions that would prevent the Company from being compensated for work performed prior to cancellation due to milestones not being met or work not being performed within a particular timeframe. In some instances, customers are billed in advance of work performed and the Company recognizes the advance billing as deferred revenue.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds either the fair value or the estimated discounted cash flows of the assets, whichever is more readily measurable. At December 31, 2008 and 2007, management deemed no such assets were impaired.

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

Form 10-K 03-12-09

The impairment test requires the allocation of goodwill and all other assets and liabilities to reporting units. If the fair value of the reporting unit is less than the book value (including goodwill), then goodwill is reduced to its implied fair value and the amount of any write-down is reflected in operations. All of the Company’s goodwill is related to its data acquisition segment.  While this segment consists of various geographical markets, the Company has concluded that it has only one reporting unit for purposes of the impairment test. The Company performs impairment tests on the carrying value of its goodwill on an annual basis as of December 31st. Historically, the Company has used the Income Approach or the Discounted Cash Flow Method, which focuses on expected cash flows. In applying this approach, the expected cash flow is projected based on assumptions regarding revenues, direct costs, general and administrative expenses, depreciation, applicable income taxes , capital expenditures and working capital requirements for a finite period of years, which was five years in the Company’s test. The projected cash flows and the terminal value, which is an estimate of the value at the end of the finite period and assumes a long-term growth rate, are then discounted to present value to derive an indication of the value of the reporting unit. For the Company’s annual assessment as of December 31, 2008, due to the economic conditions affecting the industry, the Company also utilized the Subject Company Valuation Method, which makes a comparison of the Company’s projections to reasonably similar publicly traded companies.  In weighting the results of the various valuation approaches, the Company placed more emphasis on the income approach.  For the years ended December 31, 2007 and 2008, the Company’s annual impairment test indicated the fair value of its reporting unit’s goodwill exceeded the carrying amount.

Intangible assets that do not have indefinite lives are amortized over their estimated useful lives and also reviewed for impairment at least annually. No impairment was deemed necessary.

At December 31, 2008 and 2007, intangible assets were presented at a net book value of approximately $2.7 million and $3.8 million with accumulated amortization of $3.4 million and $2.3 million, respectively.

Income Taxes

Effective January 1, 2007, the Company adopted FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which is intended to clarify the accounting for income taxes by prescribing a minimum recognition threshold for a tax position before being recognized in the financial statements.  The Company has concluded that there are no tax deductions taken in previous tax returns that do not meet the more likely than not recognition threshold.  Therefore there was no impact on our financial statements and no cumulative impact on retained earnings upon adoption.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.

Form 10-K 03-12-09

 SFAS No. 157 becomes effective for the fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Positions (“FSP”) No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP No. 157-2, “Effective Date of FASB Statement No. 157”. FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP No. 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until the beginning of the first quarter of 2009.  The Company’s adoption of SFAS 157 has not had a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115.”  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  The adoption of SFAS No. 159, has not had a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  SFAS 141(R) established revised principles and requirements for how the Company will recognize and measure assets and liabilities acquired in a business combination. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  The Statement is effective for business combinations completed on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which begins January 1, 2009 for the Company.  The adoption of SFAS 141(R) is expected to have an impact on the Company’s results from operations as the use of fully valued net operating loss carry forwards will reduce income tax expense rather than reduce goodwill.

Contractual Obligations

The following table summarizes the Company’s obligations and commitments to make future payments of principal and interest under its long-term debt, capital leases and operating leases for the periods specified as of December 31, 2008 (in thousands).

Contractual Obligations Table

	Total	Less than 1 year	1 – 3 years	4 – 5 years	Over 5 years
Long Term Debt(1)	$62,956	$17,275	$1,702	$43,979	$-
Capital Leases	27,990	15,821	12,169	-	-
Operating Leases(2)	48,893	35,365	10,244	3,284	-
Total	$139,839	$68,461	$24,115	$47,263	$-

Amount of Commitment Expiration Per Period

Other Commercial	Total Amounts
Commitments	Committed	Less than 1 year	1 - 3 years	4 - 5 years	Over 5 years
Standby Letters of Credit	$2,300	$2,300	$-	$-	$-

      (1) Includes at expiration only principal balance for PNC Revolver outstanding as of December 31, 2008 and vendor financed capital expenditures.  The Revolving Credit and Security Agreement with PNC expires May 24, 2012.
      (2) Includes minimum obligation for marine vessels on renewable 12 month time-charter.

During 2008, the Company entered into various financing activities as further described in “Liquidity and Capital Resources.”

Form 10-K 03-12-09

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements for the twelve months ended December 31, 2008, that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks

In the normal course of operations, the Company is exposed to market risks primarily from credit risk, changes in interest rates and foreign currency exchange rate risks.

    Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of unsecured trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management’s expectations. Management believed that its unreserved trade receivables at December 31, 2008, are collectible and that its allowance for doubtful accounts is adequate.

The Company generally provides services to a relatively small group of key customers that account for a significant percentage of its accounts receivable at any given time. The Company’s key customers vary over time. The Company extends credit to various companies in the oil and natural gas industry, including its key customers, for the acquisition of seismic data, which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in the economic or other conditions of the Company’s key customers and may accordingly impact its overall credit risk.

The Company has cash in bank and restricted cash which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes that, in light of the recent  financial crisis, it does have some credit risk on cash and short-term investments.

    Interest Rate Risk

Fluctuations in the general level of interest rates on the Company’s current and future fixed and variable debt obligations expose the Company to market risk. The Company is vulnerable to significant fluctuations in interest rates affecting its adjustable rate debt, and any future refinancing of its fixed rate debt and its future debt. At December 31, 2008, the Company was exposed to interest rate fluctuations on its credit facilities carrying variable interest rates.

    Foreign Currency Exchange Rate Risk

The Company currently conducts business in many foreign countries. As a company that derives a substantial amount of its revenue from sales internationally, the Company is subject to risks relating to fluctuations in currency exchange rates. Fluctuations in the exchange rate of the U.S. dollar against such other currencies have had in the past and can be expected in future periods to have a significant effect upon the Company’s results of operations. While the Company attempts to reduce the risks associated with such exchange rate fluctuations, the Company cannot provide assurance that it will be effective in doing so or that fluctuations in the value of the currencies in which the Company operates will not materially affect its results of operations in the future.

Item 8.	Financial Statements and Supplementary Data

The Company’s Annual Consolidated Financial Statements, Notes to Consolidated Financial Statements and the reports of UHY LLP (“UHY”), the Company’s independent registered public accounting firm, with respect thereto, referred to in the Table of Contents to Consolidated Financial Statements, appear elsewhere in this document beginning on Page F-1 and are incorporated herein by reference.

Form 10-K 03-12-09

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the years ended December 31, 2008, 2007 and 2006, there were no disagreements with UHY on any accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of UHY, would have caused it to make reference thereto in connection with their respective reports on the Company’s financial statements for such years. No reportable event as described in paragraph (a)(1)(v) of item 304 of Regulation S-K occurred during the years ended December 31, 2008 and 2007.

Item 9A.	Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.  Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures.

The Company’s management carried out an evaluation of the effectiveness and design and operation of disclosure controls and procedures (as defined in Rule 14a-15(e) under the Exchange Act) as of December 31, 2008.  Based upon the evaluation, the Company’s principal executive officer and principal financial officer believe that the Company’s disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and were effective as of December 31, 2008.

(b) Management’s Report on Internal Control Over Financial Reporting.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company’s internal control over financial reporting includes those policies and procedures that:

         (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

         (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of Company management and directors; and

         (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

                Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

                Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management believes that as of December 31, 2008, it maintained effective internal control over financial reporting based on COSO criteria.  Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, has been audited by UHY LLP, the independent registered public accounting firm that also audited the Company’s financial statements.  UHY’s attestation report appears on page F-3.

Form 10-K 03-12-09

(c) Changes in internal control.  There have not been any changes in the Company’s internal control (as defined in the Exchange Act Rule 13a-15(f) during the quarter ending December 31, 2008, that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.  The Company continually seeks to improve aspects of its system of internal controls as noted below; however, none of these improvements rise to the level to materially affect the Company’s internal control over financial reporting.

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

The Company has continued implementing measures to enhance its policies, controls and procedures including an implementation of a global enterprise resource management system to capture and report accounting transactions.

The Company has enhanced the corporate accounting and reporting functions with the addition of a Chief Accounting Officer and has increased internal audit and international and corporate accounting staff highly experienced in their respective areas of expertise.

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

The information required by Item 10 is incorporated by reference to the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 27, 2009, which the Company expects to file with the SEC within 120 days after December 31, 2008.

The Company’s Code of Business Conduct and Ethics was adopted by the Board of Directors on December 28, 2006, and applies to the Company’s directors, officers and employees, including the principal executive officer and principal financial officer.  The Company’s Code of Business Conduct and Ethics is available on the Company’s website and www.geokinetics.com under “Investor Relations” and “Corporate Governance.”

The certifications of the Company’s chief executive officer and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are attached as Exhibits 31.1 and 31.2 to this report.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated by reference to the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 27, 2009, which the Company expects to file with the SEC within 120 days after December 31, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required with respect to the Company’s equity compensation plans is set forth in Item 5 of this Form 10-K.  The information required  by Item 12 is incorporated  by reference to the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 27, 2009, which the Company expects to file with the SEC within 120 days after December 31, 2008.

Form 10-K 03-12-09

Item 13.                Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is incorporated by reference to the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 27, 2009, which the Company expects to file with the SEC within 120 days after December 31, 2008.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference to the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 27, 2009, which the Company expects to file with the SEC within 120 days after December 31, 2008.

Form 10-K 03-12-09

PART IV
  Item 15.               Exhibits and Financial Statement Schedules

(a) List of documents as part of this Report:

(1)                Consolidated Financial Statements and Report of Independent Public Accounting Firm:  See Index on page F-1.

(2)                Financial Statements Schedule

All other schedules are omitted as they are inapplicable or the required information is furnished in the Company’s Consolidated Financial Statements or the Notes thereto.

(3) Exhibits (items indicated by an (*) are filed herewith)

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

3.5	Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on November 3, 2006.
3.6	Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.5 to Form 10-KSB filed on March 31, 1998 (file no. 000-09268)).
3.7	Amendment to the Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.1 to Form 8-K filed on May 17, 2007 (file no. 000-09268)).
3.8
Amended Certificate of Designation of Series B Senior Convertible Preferred Stock as filed with the Secretary of State of Delaware on July 28, 2008. (incorporated by reference from Exhibit 4.1 to Form 8-K filed on July 30, 2008 (file no. 001-33460)).

3.9
Second Amended Certificate of Designation of Series B Senior Convertible Preferred Stock of Geokinetics Inc. (incorporated by reference from Exhibit 3.1 to Form 8-K/A filed on February 27, 2009 (file no. 001-33460)).

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

10.52
Securities Purchase Agreement (without exhibits), dated September 8, 2006, by and among Geokinetics Inc. and the purchasers named therein (incorporated by reference from Exhibit 10.1 to Form 8-K filed on September 14, 2006 (file no. 000-09268)).

10.53
Registration Rights Agreement, dated September 8, 2006, by and among Geokinetics Inc. and the holders named therein (incorporated by reference from Exhibit 10.2 to Form 8-K filed on September 14, 2006 (file no. 000-09268)).

10.54	Offer letter for Mark Hess (incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 7, 2008 (file no. 001-33460)).
10.55
Fourth Amendment to Second Amended and Restated Revolving Credit and Security Agreement dated June 26, 2008 by and among PNC Bank, National Association, Geokinetics Inc. and its principal subsidiaries. (incorporated by reference from Exhibit 10.1 to Form 8-K filed on July 2, 2008 (file no. 001-33460) )

10.56
Series B-2 and Warrant Purchase Agreement, dated July 28, 2008, by and among Geokinetics Inc. and the purchasers named therein. (incorporated by reference from Exhibit 10.3 to Form 8-K filed on July 30, 2008 (file no. 001-33460)).

10.57
Amended and Restated Registration Rights Agreement, dated July 28, 2008, by and among Geokinetics Inc. and the holders named therein. (incorporated by reference from Exhibit 10.4 to Form 8-K filed on July 30, 2008 (file no. 001-33460)).

10.58	Warrant, dated July 28, 2008, issued by Geokinetics Inc. to Avista Capital Partners, L.P. (incorporated by reference from Exhibit 10.5 to Form 8-K filed on July 30, 2008 (file no. 001-33460)).
10.59
Warrant, dated July 28, 2008, issued by Geokinetics Inc. to Avista Capital Partners (Offshore), L.P. (incorporated by reference from Exhibit 10.5 to Form 8-K filed on July 30, 2008 (file no. 001-33460)).

10.60
Employment agreement by and between Geokinetics, Inc. and Richard F. Miles dated October 21, 2008 (incorporated by reference from Exhibit 10.1 to Form 8-K filed on October 27, 2008 (file no. 001-33460)).

10.61
Sixth Amendment to Second Amended and Restated Revolving Credit and Security Agreement dated February 11, 2009, by and among PNC Bank, National Association, Geokinetics Inc. and its principal subsidiaries (incorporated by reference from Exhibit 10.1 to Form 8-K filed on February 17, 2009 (file no. 001-33460)).

21.1	Subsidiaries of the Company.
24.2	Power of Attorney (incorporated by reference).
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, filed herewith.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, filed herewith.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Form 10-K 03-12-09

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Geokinetics Inc.
Date: March 16, 2009	By:	/s/ Richard F. Miles
Richard F. Miles
President and Chief Executive Officer

Date: March 16, 2009	By:	/s/ Scott A. McCurdy
Scott A. McCurdy
Vice President and Chief Financial Officer

Date: March 16, 2009	By:	/s/ Mark A. Hess
Mark A. Hess
Vice President and Chief Accounting Officer

Form 10-K 03-12-09

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard F. Miles	President, Chief Executive Officer, and	March 16, 2009
Richard F. Miles	Director

/s/ Scott A. McCurdy	Vice President and Chief Financial Officer	March 16. 2009
Scott A. McCurdy

/s/ Mark A. Hess	Vice President and Chief Accounting Officer	March 16, 2009
Mark A. Hess

/s/ William R. Ziegler	Director (Non-executive Chairman)	March 16, 2009
William R. Ziegler

/s/ Steven A. Webster	Director	March 16, 2009
Steven A. Webster

/s/ Christopher M. Harte	Director	March 16, 2009
Christopher M. Harte

/s/ Gary M. Pittman	Director	March 16, 2009
Gary M. Pittman

/s/ Robert L. Cabes, Jr.	Director	March 16, 2009
Robert L. Cabes, Jr.

/s/ Christopher D. Strong	Director	March 16, 2009
Christopher D. Strong

Form 10-K 03-12-09

TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

Form 10-K 03-12-09

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management believes that as of December 31, 2008, we maintained effective internal control over financial reporting based on COSO criteria.

Management’s Certifications.

The Certifications of Geokinetics’ Chief Executive Officer and Chief Financial Officer required by the Sarbanes Oxley Act of 2002 have been included as Exhibit 31.1, 31.2, 32.1 and 32.2 in Geokinetics’ Form 10-K.

Geokinetics Inc.
Date: March 16, 2009	By:	/s/ Richard F. Miles
Richard F. Miles
President and Chief Executive Officer

Date: March 16, 2009	By:	/s/ Scott A. McCurdy
Scott A. McCurdy
Vice President and Chief Financial Officer

Form 10-K 03-12-09

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Geokinetics Inc. and Subsidiaries;

We have audited the accompanying consolidated balance sheets of Geokinetics Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and other comprehensive income and cash flows for the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Geokinetics Inc. and subsidiaries as of December 31, 2008 and 2007 and the consolidated results of their operations and their cash flows for each of the years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the consolidated financial statements, effective January 1, 2007, the Company adopted FASB Interpretations FIN 48:  Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards  of the Public Company Accounting Oversight Board (United States), the effectiveness of Geokinetics Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2009 expressed an unqualified opinion there on.

UHY LLP
Houston, Texas
March 11, 2009

Form 10-K 03-12-09

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Geokinetics Inc. and Subsidiaries;

We have audited Geokinetics Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Geokinetics Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting of Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assesses risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Geokinetics Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Geokinetics Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the three years in the period ended December 31, 2008, and our report dated March 11, 2009 expressed an unqualified opinion thereon.

UHY LLP
Houston, Texas
March 11, 2009

Form 10-K 03-12-09

GEOKINETICS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

ASSETS

	December 31,	December 31,
	2008	2007
Current assets:
Cash and cash equivalents	$13,341	$15,125
Restricted cash	9,921	1,358
Accounts receivable:
Trade, net of allowance for doubtful accounts of $3,944 and $1,271 as of December 31, 2008 and 2007, respectively	73,803	57,425
Unbilled	11,244	6,201
Other	6,706	4,192
Inventories	1,412	600
Deferred costs	25,372	4,860
Prepaid expenses and other current assets	9,002	7,335
Total current assets	150,801	97,096
Property and equipment	269,836	231,105
Less: Accumulated depreciation and amortization	(64,551)	(53,804)
Property and equipment, net	205,285	177,301
Other assets:
Goodwill	73,414	73,414
Intangible assets, net	2,656	3,767
Investments, at cost	6,163	984
Deferred financing costs, net	1,038	880
Other assets, net	359	879
Total other assets	83,630	79,924
Total assets	$439,716	$354,321

See accompanying notes to the consolidated financial statements.

Form 10-K 03-12-09

GEOKINETICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)
GEOKINETICS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
(In Thousands, except share and per share data)

LIABILITIES, MEZZANINE
AND STOCKHOLDERS’ EQUITY

	December 31,	December 31,
	2008	2007
Current liabilities:
Short-term debt and current portion of long-term debt and capital lease obligations	$33,096	$19,560
Accounts payable	49,056	19,379
Accrued liabilities	29,968	25,949
Deferred revenue	29,995	14,562
Income taxes payable	1,601	5,010
Total current liabilities	143,716	84,460
Long-term debt and capital lease obligations, net of current portion	57,850	60,352
Deferred income taxes	13,608	16,521
Other liabilities	-	1,097
Total liabilities	215,174	162,430
Commitments and contingencies	-	-
Mezzanine equity:
Preferred stock, Series B Senior Convertible, $10.00 par value; 391,629 shares issued and outstanding as of December 31, 2008 and 247,529 shares issued and outstanding as of December 31, 2007	94,862	60,926
Total mezzanine equity	94,862	60,926
Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized, 10,580,601 shares issued and 10,470,233 shares outstanding as of December 31, 2008 and 10,471,944 shares issued and 10,315,982 shares outstanding as of December 31, 2007	106	105
Additional paid-in capital	188,940	191,212
Accumulated deficit	(59,386)	(60,372)
Accumulated other comprehensive income	20	20
Total stockholders’ equity	129,680	130,965
Total liabilities, mezzanine and stockholders’ equity	$439,716	$354,321

See accompanying notes to the consolidated financial statements.

Form 10-K 03-12-09

GEOKINETICS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except share and per share data)

	Year Ended December 31,
	2008	2007	2006
Revenue:
Seismic acquisition	$462,576	$346,829	$217,997
Data processing	12,022	10,848	7,186
Total revenue	474,598	357,677	225,183
Expenses:
Seismic acquisition	361,377	280,238	177,009
Data processing	8,861	10,562	8,780
Depreciation and amortization	48,990	32,352	12,965
General and administrative	39,341	35,717	17,525
Total expenses	458,569	358,869	216,279
Loss on disposal of property and equipment	(1,255)	(1,556)	(798)
Gain on insurance claim	1,125	2,128	2,145
Income (loss) from operations	15,899	(620)	10,251
Other income (expenses):
Interest income	815	1,017	479
Interest expense	(6,991)	(9,265)	(11,298)
Loss on redemption of floating rate notes	-	(6,936)	-
Warrant expense	-	-	(376)
Foreign exchange gain (loss)	835	1,574	(231)
Other, net	(304)	546	233
Total other income (expenses), net	(5,645)	(13,064)	(11,193)
Income (loss) before income taxes	10,254	(13,684)	(942)
Provision for income taxes:
Current expense	12,186	2,245	2,414
Deferred expense	(2,918)	7	820
Total provision for income taxes	9,268	2,252	3,234
Net income (loss)	986	(15,936)	(4,176)
Returns to preferred stockholders:
Dividend and accretion costs	(6,325)	(4,866)	(206)
Loss applicable to common stockholders	$(5,339)	$(20,802)	$(4,382)
For Basic and Diluted Shares:
Loss per common share	$(0.51)	$(2.44)	$(0.81)
Weighted average common shares outstanding	10,389,969	8,512,862	5,384,388)

See accompanying notes to the consolidated financial statements.

Form 10-K 03-12-09

GEOKINETICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME
(In thousands, except share data)

					Accumulated
	Common		Additional		Other	Total
	Shares	Common	Paid-In	Accumulated	Comprehensive	Stockholders
	Issued	Stock	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance at December 31, 2005	5,350,309	535	38,588	(40,260)	(13)	(1,150)
Exercise of options	193,062	16	219	—	—	235
Stock-based compensation	—	—	1,627	—	—	1,627
Effect of reverse stock split	—	(496)	496	—	—	—
Restricted stock issued	189,900	2	—	—	—	2
Reclassification of temporary equity and warrants	—	—	32,223	—	—	32,223
Accretion of preferred issuance costs	—	—	(6)	—	—	(6)
Accrual of preferred dividend	—	—	(200)	—	—	(200)
Costs of issuance of common stock	(44)	—	(21)	—	—	(21)
Currency translation adjustment	—	—	—	—	61	61
Net loss	—	—	—	(4,176)	—	(4,176)
Balance at December 31, 2006	5,733,227	57	72,926	(44,436)	48	28,595
Exercise of options	94,500	1	595	—	—	596
Stock-based compensation	—	—	3,714	—	—	3,714
Restricted stock issued	79,010	1	—	—	—	1
Issuance of common stock	4,565,207	46	127,671	—	—	127,717
Costs of issuance of common stock	—	—	(8,828)	—	—	(8,828)
Accretion of preferred issuance costs	—	—	(138)	—	—	(138)
Accrual of preferred dividend	—	—	(4,728)	—	—	(4,728)
Currency translation adjustment	—	—	—	—	(28)	(28)
Net loss	—	—	—	(15,936)	—	(15,936)
Balance at December 31, 2007	10,471,944	105	191,212	(60,372)	20	130,965
Exercise of options	84,863	1	577	—	—	578
Stock-based compensation	—	—	1,934	—	—	1,934
Restricted stock issued	23,794	—	—	—	—	—
Issuance of common stock/warrants	—	__	1,547	—	—	1,547
Costs of issuance of common stock	—	—	(5)	—	—	(5)
Accretion of preferred issuance costs	—	—	(184)	—	—	(184)
Accrual of preferred dividend	—	—	(6,141)	—	—	(6,141)
Currency translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	986	—	986
Balance at December 31, 2008	10,580,601	$106	$188,940	$(59,386)	$20	$129,680

See accompanying notes to the consolidated financial statements.

Form 10-K 03-12-09

GEOKINETICS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unless otherwise noted)
	Year Ended December 31,
	2008	2007		2006
OPERATING ACTIVITIES
Net income (loss)	$986	$(15,936	) $	(4,176)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	48,990	32,352		12,965
Loss on redemption of floating rate notes and amortization of deferred financing costs	336	7,811		(4,608)
Stock-based compensation	1,934	3,714		1,627
Loss (gain) on sale of assets and insurance claims	130	(572)		(1,347)
Conversion of bridge loan interest to preferred stock	—	—		2,171
Deferred income taxes	(2,918)	7		781
Changes in operating assets and liabilities:
Restricted cash	(8,563)	297		(1,272)
Accounts receivable	(23,935)	(3,003)		(17,095)
Prepaid expenses and other assets	(23,988)	(2,788)		(2,348)
Accounts payable	29,677	(24,808)		19,973
Accrued liabilities, deferred revenue and other liabilities	14,948	8,225		5,920
Net cash provided by operating activities	37,597	5,299		12,591
INVESTING ACTIVITIES
Proceeds from disposal of property and equipment and insurance claim	3,047	3,939		40
Purchases and acquisition of property and equipment	(40,289)	(58,413)		(24,882)
Purchases of property and equipment under capital lease obligations	—	—		(278)
Oil and gas interests obtained in conjunction with seismic surveys	(6,101)	—		—
Purchase of Grant Geophysical, net of cash acquired	—	—		(112,750)
Net cash used in investing activities	(43,343)	(54,474)		(137,870)
FINANCING ACTIVITIES
Proceeds from issuance of debt	223,847	198,455		284,060
Preferred stock conversion premium	—	—		(1,100)
Proceeds from exercised options and restricted stock	593	596		237
Proceeds from stock issuance, net	29,137	118,889		—
Payments on capital lease obligations and vendor financing	(29,192)	(8,845)		(7,747)
Payments on debt	(220,423)	(151,856)		(140,829)
Redemption of floating rate notes	—	(113,315)		—
Net cash provided by financing activities	3,962	43,924		134,621
Effects of exchange rate changes on cash and cash equivalents	0	(28)		61
Net (decrease) increase in cash	(1,784)	(5,279)		9,403
Cash at beginning of year	15,125	20,404		11,001
Cash at end of year	$13,341	$15,125		$20,404

Supplemental disclosures of cash flows information (in thousands):

	Year ended December 31,
	2008	2007	2006
Effect of reverse stock split	$-	$-	$496
Purchases of property and equipment under capital lease obligations and vendor financings, net of down payments	36,807	36,264	6,620
Purchases of property and equipment through trade-in of equipment	-	-	1,200
Conversion of long-term debt to preferred stock	-	-	57,171
Trace purchase price adjustments	-	-	1,929
Reclassification of temporary equity and warrants	-	-	32,223
Interest paid (includes $3.3 million for redemption of floating rate notes in 2007)	6,769	11,926	2,301
Income taxes paid	7,284	392	2,416

See accompanying notes to the consolidated financial statements.

NOTE 1: Organization

Geokinetics Inc. (collectively with its subsidiaries, the “Company”), a Delaware corporation, founded in 1980, is based in Houston, Texas. The Company is a global provider of seismic data acquisition services and leader in land, marsh and swamp (“Transition Zone”) and shallow water environments to the oil and natural gas industry.  In addition, the Company provides seismic data processing and interpretation services to complement its data acquisition services. Seismic data is used by oil and natural gas exploration and production (“E&P”) companies to identify and analyze drilling prospects and maximize successful drilling. The Company, which has been operating in some regions for over twenty years, provides seismic data acquisition services in the Gulf Coast, Mid-Continent, California, Appalachian and Rocky Mountain regions of the United States, Western Canada, Canadian Arctic, as well as internationally in Central and South America, Africa, the Middle East, Australia/New Zealand and the Far East. The Company primarily performs three-dimensional (“3D”) seismic data surveys for customers in the oil and natural gas industry, which include many national oil companies, major international oil companies and smaller independent E&P companies.  The Company’s crews performing the surveys are scalable and specifically configured for every project.  In addition, the Company performs a significant amount of work for seismic data library companies that acquire seismic data to license to E&P companies rather than for their own use.

NOTE 2: Basis of Presentation and Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Geokinetics Inc. and its wholly-owned subsidiaries. All significant intercompany items and transactions have been eliminated in consolidation.

Basis of Accounting

The consolidated financial statements of the Company have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consists of short-term investments, primarily certificates of deposit, carried at cost, which approximate market value.  Restricted cash serves as collateral for standby letters of credit and performance guarantees that provide financial assurance the Company will fulfill its obligations related primarily to international contracts.  Due to acquisition contract requirements for the start up of a new acquisition survey in Egypt, the Company’s restricted cash at December 31, 2008, was $9.9 million as compared to $1.4 million at December 31, 2007.

Allowance for Doubtful Accounts

The Company performs credit evaluations of its customers’ current credit worthiness, as determined by the review of available credit information. Such credit losses have historically been within expectations and the provisions established by the Company. The cyclical nature of the Company’s industry may affect the Company’s customers’ operating performance and cash flows, which could impact the Company’s ability to collect on these obligations. Additionally, some of the Company’s customers are located in certain international areas that are inherently subject to economic, political and civil risks, which may impact the Company’s ability to collect receivables.  The Company reviews accounts receivable on a quarterly basis to determine the reasonableness of the allowance.  Provisions for doubtful accounts were $3.5, $1.0 and $0.8 million and write-offs against the allowance for doubtful accounts were $0.9, $0.4 and $0.1 million for the years ended December 31, 2008, 2007, and 2006, respectively.  The allowance for doubtful accounts was $3.9 and $1.3 million at December 31, 2008, and 2007, respectively.

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

Form 10-K 03-12-09

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to future  net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds either the fair value or the estimated discounted cash flows of the assets, whichever is more readily measurable. At December 31, 2008 and 2007, management deemed no such assets were impaired.

            Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of the assets acquired net of the fair value of liabilities assumed. Statements of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires  intangible assets with indefinite lives, including goodwill, be evaluated on an annual basis for impairment or more frequently if an event occurs or circumstances change which could potentially result in an impairment.

The impairment test requires the allocation of goodwill and all other assets and liabilities to reporting units. If the fair value of the reporting unit is less than the book value (including goodwill), then goodwill is reduced to its implied fair value and the amount of any write-down is reflected in operations. All of the Company’s goodwill is related to its data acquisition segment.  While this segment consists of various geographical markets, the Company has concluded that it has only one reporting unit for purposes of the impairment test. The Company performs impairment tests on the carrying value of its goodwill on an annual basis as of December 31st.  Historically, the Company has used the Income Approach or the Discounted Cash Flow Method, which focuses on expected cash flows. In applying this approach, the expected cash flow is projected based on assumptions regarding revenues, direct costs, general and administrative expenses, depreciation, applicable income taxes , capital expenditures and working capital requirements for a finite period of years, which was five years in the Company’s test. The projected cash flows and the terminal value, which is an estimate of the value at the end of the finite period and assumes a long-term growth rate, are then discounted to present value to derive an indication of the value of the reporting unit. For the Company’s annual assessment as of December 31, 2008, due to the economic conditions affecting the industry, the Company also utilized the Subject Company Valuation Method, which makes a comparison of the Company’s projections to reasonably similar publicly traded companies.  In weighting the results of the various valuation approaches, the Company placed more emphasis on the income approach.  For the years ended December 31, 2007 and 2008, the Company’s annual impairment test indicated the fair value of its reporting unit’s goodwill exceeded the carrying amount.

Intangible assets that do not have indefinite lives are amortized over their estimated useful lives and also reviewed for impairment at least annually. No impairment was deemed necessary.

The Company’s intangible assets, excluding goodwill, consists of customer relationships acquired through the acquisition of Trace Energy Services, Ltd. (“Trace”) in December 2005 originally valued at $1.2 million and customer relationships and data library acquired through the acquisition of Grant Geophysical, Inc (“Grant”) in September 2006 originally valued at $2.4 million and $2.4 million, respectively.

At December 31, 2008 and 2007, the Company’s intangible assets are presented at a net book value of approximately $2.7 million and $3.8 million, respectively, with accumulated amortization of  $3.4 million and $2.3 million.

Investments

The Company’s subsidiary in Colombia is engaged in two joint venture agreements to provide drilling, shooting and recording of 3D seismic services, whereby the Company will be entitled to royalties equivalent to 3.2% and 2.0% respectively, of the net profits on 100% of the production of petroleum substances from any successful wells over the contracted areas. Both ventures are in the development stage.  The Company’s subsidiary in Australia completed a survey in 2008 whereby it will receive multiple opportunities for future revenues as determined by interest in the area surveyed or successful drilling efforts in exchange for reduced initial acquisition costs.  The Company accounts for such investments using the cost method of accounting.

Deferred Financing Costs

Deferred financing costs include costs related to the issuance of debt which are amortized to interest expense using the straight-line method, which approximates the interest method, over the maturity periods of the related debt.

During 2008, the Company amortized $0.4 million of deferred financing costs.

             Income Taxes

The Company follows SFAS No. 109, Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.

Form 10-K 03-12-09

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

            Fair Values of Financial Instruments

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”) as it relates to financial assets and financial liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principals and expands disclosures about fair value measurements.  The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions developed based on market data obtained from independent sources (observable inputs) and an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  The fair value hierarchy consists of three board levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 – Inputs that are both significant to the fair value measurement and unobservable.

Financial Instruments

Financial instruments are recorded at fair values.  The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions.  Accordingly, certain fair values may not represent actual values of the financial instruments that could have been realized as of December 31, 2008 or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement.  The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and short-term debt approximate their fair value due to the short maturity of those instruments.  The carrying amount of long-term debt approximates fair value.  Due to the recent market events and the recent trading range of the Company’s common stock, the Company believes the fair value of its preferred stock to be approximately $66.0 million.

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

Form 10-K 03-12-09

            Foreign Exchange Gains and Losses

The U.S. dollar is the Company’s primary functional currency in all foreign locations with the exception of the Company’s United Kingdom (“UK”) operation. In accordance with SFAS No. 52, Foreign Currency Translation, those foreign entities (other than the UK) translate property and equipment (and related depreciation) and inventories into U.S. dollars at the exchange rate in effect at the time of their acquisition, while other assets and liabilities are translated at year-end rates. Operating results (other than depreciation) are translated at the average rates of exchange prevailing during the year. Re-measurement gains and losses are included in the determination of net income (loss) and are reflected in “Other income (expenses)” in the accompanying consolidated statements  of operations. The UK subsidiary uses the UK sterling as the functional currency and translates all monetary assets and liabilities at year-end exchange rates, and operating results at average exchange rates prevailing during the year. Adjustments resulting from the translation of UK assets and liabilities are presented as “Accumulated Other Comprehensive Income (Loss)” in the accompanying consolidated statements of stockholders’ equity (deficit) and other comprehensive income (loss) (See Note 7).

Effective January 1, 2007, changed its functional currency from the Canadian dollar to the U.S. dollar.  Accumulated Other Comprehensive Income (Loss) reported in the consolidated statements of stockholders’ equity (deficit) and other comprehensive income (loss) before January 1, 2007, totaled approximately $48,000 of cumulative foreign currency translation adjustment related to the Canadian subsidiary prior to changing the functional currency.

Effective January 1, 2008, the functional currency of the UK subsidiary was changed from the UK sterling to the U.S. dollar.  Accumulated Other Comprehensive Income (Loss) reported in the consolidated statements of stockholder’s equity (deficit) and other comprehensive income (loss) before January 1, 2008, totaled approximately ($20,000) of cumulative foreign currency translation adjustment related to the UK subsidiary prior to changing the functional currency.

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

            The weighted average estimated fair value of options granted during the years ended December 31, 2007 and 2006 was $11.62 and $30.10, respectively.  The Company did not issue stock options in 2008.  The fair value of each option granted is estimated on the date of grant, using the Black-Scholes option pricing model.  The model assumes the following volatility and risk-free interest rates:

	2008	2007	2006
Volatility	N/A	57%	159%
Risk-free interest rate	N/A	3.62%	4.51%

As the Company has not declared dividends on its common stock since it became a public entity, no dividend yield was used. The expected life of the options granted is a weighted average term of 6 years and 10 years for 2007 and 2006.

Form 10-K 03-12-09

     Research and Development Costs

Research and development costs are expensed as incurred as data processing expenses and totaled approximately $776,000, $1,012,000 and $1,082,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Advertising Costs

Advertising and promotional costs are expensed as incurred. Total advertising and promotional expenses for the years ended December 31, 2008, 2007 and 2006 were approximately $1,079,000, $573,000, and $390,000, respectively.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.  SFAS No. 157 became effective as of January 1, 2008.  In February 2008, the FASB issued FASB Staff Positions (“FSP”) No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP No. 157-2, “Effective Date of FASB Statement No. 157”. FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP No. 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until the beginning of the first quarter of 2009.  The Company adoption of SFAS 157 has not had a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115.”  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  The adoption of SFAS No. 159, has not had a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  SFAS 141(R) established revised principles and requirements for how the Company will recognize and measure assets and liabilities acquired in a business combination. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  The Statement is effective for business combinations completed on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which begins January 1, 2009 for the Company.  The adoption of SFAS 141(R) is expected to have an impact on the Company’s results from operations as the use of fully valued net operating loss carry forwards will reduce income tax expense rather than reduce goodwill.

Form 10-K 03-12-09

NOTE 3: Segment Information

Description of Reportable Segments

The Company has two reportable segments:  seismic data acquisition and seismic data processing and interpretation.  The Company further breaks down its seismic data acquisition segment into two geographic reporting units:  North American seismic data acquisition and international seismic data acquisition.  The North American and international seismic data acquisition reporting units acquire data for customers by conducting seismic shooting operations in the Gulf Coast, Mid-Continent, California, Appalachian and Rocky Mountain regions of the United States, Western Canada, Canadian Arctic, Central and South America, Africa, the Middle East, Australia/New Zealand and the Far East. The data processing and interpretation segment operates processing centers in Houston, Texas and London, United Kingdom to process seismic data for oil and gas exploration companies worldwide.

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

The following table sets forth significant information concerning the Company’s reportable segments and geographic reporting units at and for the years ended December 31, 2008, 2007 and 2006. North American data acquisition operations accounted for 37%, 47%, and 72% of total revenue for the years ended December 31, 2008, 2007 and 2006, respectively, and International data acquisition operations accounted for 60%, 50%, and 25% of total revenue for the years ended December 31, 2008, 2007 and 2006, respectively. Data processing operations accounted for 3%, 3%, and 3% of total revenue for the years ended December 31, 2008, 2007 and 2006, respectively.

	As of and for the Year Ended December 31, 2008
	Data Acquisition		Data
	North America	International	Processing	Corporate	Total
	(in thousands)
Revenue	$177,448	$285,128	$12,022	$-	$474,598
Segment income (loss)	$15,474	$18,738	$1,135	$(34,361)	$986
Segment assets	$113,757	$299,055	$7,307	$19,597	$439,716

	As of and for the Year Ended December 31, 2007
	Data Acquisition		Data
	North America	International	Processing	Corporate	Total
	(in thousands)
Revenue	$166,592	$180,237	$10,848	$-	$357,677
Segment income (loss)	$12,515	$16,921	$(1,502)	$(43,870)	$(15,936)
Segment assets	$143,669	$191,870	$7,122	$11,660	$354,321

	As of and for the Year Ended December 31, 2006
	Data Acquisition		Data
	North America	International	Processing	Corporate	Total
	(in thousands)
Revenue	$163,153	$54.844	$7,186	$-	$225,183
Segment income (loss)	$10,230	$7,721	$(2,993)	$(19,134)	$(4,176)
Segment assets	$104,149	$165,116	$6,214	$24,154	$299,633

Form 10-K 03-12-09

NOTE 4: Debt and Capital Lease Obligations

Long-term debt and capital lease obligations were as follows (in thousands):

	December 31,	December 31,
	2008	2007
	(In thousands)

Revolving credit lines-LIBOR plus 3.0% or prime plus 1.5%	$43,979	$40,537
Capital lease obligations—7.08% to 12.68%	27,990	28,229
Notes payable from vendor financing arrangements—7.94% to 11.69%	18,977	11,146
	90,946	79,912
Less: current portion	(33,096)	(19,560)
	$57,850	$60,352

Revolving Credit Facilities

On June 12, 2006, the Company and four of its subsidiaries (collectively, the “Borrowers”) completed the closing of a credit facility under the terms of a Revolving Credit, Term Loan and Security Agreement (collectively, the “Credit Agreement”) dated as of June 8, 2006 with PNC Bank, National Association (“PNC”), as lender.  The Borrowers pledged as security the assets of the Company to PNC.  The Credit Agreement contains certain restrictive covenants limiting the Company’s ability to incur additional debt and purchase additional assets.  On September 8, 2006, the $12.0 million term credit facility had a balance of $11.6 million outstanding and was fully paid off and no amounts were outstanding under the revolving credit facility.  This Credit Agreement has been amended several times to among other things increase the revolving credit and expenditures facilities.

The financial covenants for the credit facility include the following:  the Company must maintain (i) net worth (defined as assets less liabilities in accordance with generally accepted accounting principles in the United States of America) of not less than $175.0 million and (ii) a fixed charge coverage ratio of not less than 1.10 to 1.0.  Other covenants include:  (1) no mergers or sale of assets without reinvestment; (2) no conflicting liens on the collateral; (3)  no guarantees of other indebtedness; (4) investments are permitted as to only specified forms of investments; (5) capital expenditures are limited; (6) no dividends other than dividends on preferred stock; (7) no additional indebtedness except as permitted by the credit facility; (8) no changes in business activities; (9) no changes in constituent documents; (10) no prepayment of debt except under certain circumstances; (11) no material adverse change; and (12) no change of control.

The amount available to borrow under the revolver is dependent upon the calculation of a monthly borrowing base that is composed of eligible accounts receivables and eligible fixed assets.  The borrowing base can fluctuate from time to time due to fluctuations in accounts receivable balances.  Additionally, a portion of the borrowing base is composed of eligible fixed assets.  Based on the Company’s borrowing base at December 31, 2008, the Company had available credit under this facility of $63.0 million reduced by standby letters of credit totaling $2.3 million issued by PNC under the revolver.  At December 31, 2008, the Company had a balance of $44.0 million drawn under the revolver.  Amounts available to be drawn under the revolver are subject to borrowing base limitations; therefore, the Company may not always have access to the maximum amount.  The rate of the PNC facility is currently the prime rate plus 1.5%.

The Company further amended the Credit Agreement with PNC on February 11, 2009.  Among other things, the amended agreement increased the Company’s borrowing base that can come from eligible fixed assets to $55.0 million and deferred any reductions to this new amount until June 30, 2009, at which time, the amount of the borrowing base that can come from eligible fixed assets will be reduced by $0.9 million per month until maturity.  Once started, the reduction will affect only the amount of the borrowing base that can come from eligible fixed assets and will not reduce the overall amount of the revolver.  Based on the current borrowing base calculation, the Company has immediate access to the maximum availability of $70.0 million.

Capital Lease Obligations

In July 2006, Geokinetics USA, Inc. (formerly Quantum Geophysical, Inc.), a wholly-owned subsidiary of the Company, entered into an equipment lease agreement with CIT Group/Equipment Financing, Inc. (“CIT”).  The parties entered into the lease with respect to the purchase of seismic data acquisition equipment.  The term of the lease is three years, with a purchase option at the expiration of the lease term.  The original amount of the lease was approximately $6.0 million and monthly payments were approximately $190,000.  In August 2008, the Company reduced the principal amount of this lease to $2.2 million and refinanced this equipment lease with a new facility from CIT in the amount $5.0 million at a rate of 8.26% per annum for 24 months yielding $2.8 million of new funds to the Company.  The unpaid balance of this lease as of December 31, 2008 was approximately $4.2 million.

Form 10-K 03-12-09

On November 8, 2007, the Company entered into an additional capital lease facility with CIT Equipment/Financing, Inc. with a commitment of $25.0 million.  The interest rate was based on the three (3) or four (4) year swap rate reported by the Federal Reserve plus 325 basis points or 3.25%.  Initially, the Company executed four (4) equipment schedules totaling approximately $16.0 million with an interest rate of 7.72% and monthly payments totaling approximately $0.5 million.  On December 21, 2007, the Company executed an additional four (4) equipment schedules totaling $9.0 million with an interest rate of 7.36% and monthly payments totaling approximately $0.3 million. The balance at December 31, 2008 was $16.9 million.

In April 2008, the Company entered into an additional equipment lease agreement with CIT for up to $10.0 million to finance seismic equipment purchases for its shallow water ocean bottom cable (“OBC”) operations in Australia.  As of December 31, 2008, the Company executed two equipment schedules totaling approximately $9.9 million with an interest rate ranging from 7.08% to 7.64% and monthly payments totaling approximately $0.4 million.  The unpaid balance of these schedules at December 31, 2008 was approximately $6.9 million.  The equipment securing this lease has moved to Angola, which required a waiver to move the equipment out of  Australia.  The current waiver expires on April 30, 2009.  At this time, the Company does not know whether it will receive an extension on this waiver.  If the waiver is not extended, the Company may have to put in place a standby letter of credit estimated at approximately $4 million in order for the equipment to remain outside of Australian waters.

Other

From time to time, the Company enters into vendor financing arrangements to purchase certain equipment.  The equipment purchased from these vendors is paid over a period of time.  The total balance of vendor financing arrangements at December 31, 2008 was approximately $19.0 million.

The Company maintains various foreign bank overdraft facilities used to fund short-term working capital needs.  At December 31, 2008, there were no outstanding balances under these facilities and the Company had approximately $9.0 million of availability.

            Future Maturities

At December 31, 2008, future maturities (principal only) of long-term debt, capital lease obligations and notes payable are as follows (in thousands):

For the Years Ending December 31	Long Term Debt (1)	Capital Lease Obligations	Notes Payable	Total
2009	$-	$15,821	$17,275	$33,096
2010	-	12,167	1,341	13,508
2011	-	2	361	363
2012	43,979	-	-	43,979
2013	-	-	-	-
	$43,979	$27,990	$18,977	$90,946

(1)Includes principal balance only at maturity for PNC Revolver outstanding as of December 31, 2008.

At December 31, 2008, the Company was in compliance with all covenants.

Form 10-K 03-12-09

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

In addition, as long as any shares of the Series B Preferred Stock discussed below are outstanding, the Company may not pay or declare any dividends on common stock unless the Company has paid, or at the same time pays or provides for the payment of, all accrued and unpaid dividends on the Series B Preferred Stock.  In addition, the credit facility restricts the Company’s ability to pay dividends on common stock.  No dividends on common stock have been declared for any periods presented.

As part of the Trace acquisition in December 2005, the Company issued 274,105 warrants at an exercise price of $20.00, which expire on December 1, 2010.  As part of the issuance of Series B Preferred Stock on July 28, 2008, the Company issued 240,000 warrants at an exercise price of $20.00, which expire on July 28, 2013.

Preferred Stock

On December 15, 2006, in connection with the repayment of the $55.0 million subordinated loan, the Company issued 228,683 shares of its Series B Preferred Stock, $10.00 par value, pursuant to the terms of the Securities Purchase Agreement dated September 8, 2006, with Avista Capital Partners, L.P. (“Avista”), an affiliate of Avista and another institutional investor.  On July 28, 2008, the Company issued 120,000 shares of its Series B Preferred Stock, $10.00 par value and warrants to purchase 240,000 shares of Geokinetics common stock to Avista and an affiliate of Avista for net proceeds of $29.3 million.  The Company recorded the preferred stock net of the fair value of the warrants issued and recorded the warrants as additional paid in capital.  The value of the warrants will accrete back to the preferred stock through December 2014.  The preferred stock is presented as mezzanine debt due to the characteristics described below:

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

Form 10-K 03-12-09
          The Series B Preferred Stock is initially convertible into 10 shares of the Company’s common stock at the option of the holder, subject to adjustment, from time to time, on the terms described in the Company’s certificate of incorporation.

At the Company’s option, each share of Series B Preferred Stock is convertible into shares of common stock, immediately upon the sale of common stock at a price per share yielding net proceeds to the Company of not less than $35.00 per share in an under written public offering pursuant to an effective registration statement under the Securities Act of 1933 (the “Securities Act”), which provides net proceeds to the Company and selling stockholders, if any, of not less than $75,000,000.

As long as at least 55,000 shares of Series B Preferred Stock are outstanding, the consent of the holders of a majority of the Company’s Series B Preferred Stock is required to, among other things, make any material change to the Company’s certificate of incorporation or by-laws, declare a dividend on the Company’s common stock, enter into a business combination, increase or decrease the six of its board of directors and they are allowed to elect one member of the board of directors.

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

NOTE 6: Employee Benefits

Stock-Based Compensation

The Company adopted the 2007 Stock Awards Plan (“2007 Plan”) during May 2007 and the 2002 Stock Awards Plan (“ 2002 Plan”) during March 2003.  Both Plans provide for granting of (i) incentive stock options, (ii) nonqualified stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) phantom stock awards or (vi) any combination of the foregoing to directors, officers and select employees.  The Company is authorized to grant a total of 1,550,000 shares of common stock under these two plans:  750,000 shares under the 2007 Plan and 800,000 shares under the 2002 Plan.  At December 31, 2008, approximately 356,485 shares remain available for grant under the 2007 Plan and 113,507 shares under the 2002 Plan.  Stock option exercises and restricted stock are funded through the issuance of new common shares.

Stock Options

The Company granted both incentive stock options and non-qualified stock options to employees and non-employee directors.  The incentive stock options awarded in December 2007 have contractual terms of six years and vest over four years starting November 15, 2008, in increments of 15%, 15%, 30% and 40%.  These options have a strike price of $28.00 per share.  For the non-qualified stock options awarded in December 2005 with an exercise price of $12.50, the contractual terms of 10 years was modified in December 2007 to three years and one month or the options were repriced to an exercise price of $20.00, the market price on the date of award, to address deferred compensation issues, but the options were fully vested when the contractual term was modified.  The remaining incentive stock options granted over the time period from November 2003 through February 2006, have contractual terms of 10 years and vest in equal amounts over three years from the grant date.

The price at which a share of common stock may be purchased upon exercise of an incentive stock option or a nonqualified stock option is determined by the Board of Directors of the Company (the “Board”), but may not be less than, in the case of incentive stock options, the fair market value of common stock subject to the stock option on the date the stock option is granted.  Option activity for the years ended December 31, 2008, 2007 and 2006, is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2005	524,512	$6.10	-	$1,910,734
Expired	-	-	-	-
Forfeited	(30,000)	11.37	-	-
Exercised	(193,062)	2.20	-	-
Granted	15,000	24.41	-	-
Balance at December 31, 2006	316,450	$12.12	7.85 years	$6,853,144
Exercisable at December 31, 2006	231,133	$8.45	7.85 years	$5,265,642

Balance at December 31, 2006	316,450	$12.12	7.85 years	$6,853,144
Expired	-	-	-	-
Forfeited	(8,166)	26.46	-	-
Exercised	(94,500)	6.30	-	-
Granted	345,812	28.00	-	-
Balance at December 31, 2007	559,596	$21.27	6.40 years	$1,941,859
Exercisable at December 31, 2007	210,284	$10.37	6.70 years	1,910,734

Balance at December 31, 2007	559,596	$21.27	6.40 years	$1,910,734
Expired	-	-	-	-
Forfeited	(98,917)	13.13	-	-
Exercised	(83,700)	7.12	-	-
Granted	-	-	-	-
Balance at December 31, 2008	376,979	$26.55	5.04 years	$-
Exercisable at December 31, 2008	86,437	21.67	5.36 years	-

The weighted average grant-date fair value of options granted during the years ended December 31, 2007 and 2006 was  $11.62, and $30.10, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006 was approximately $0.0 million, $1.2 million and $4.6 million, respectively.

Options outstanding at December 31, 2008, expire between January 2009 and February 2016, and have exercise prices ranging from $2.50 to $28.00.

Total compensation expense related to stock options recognized during 2008, 2007 and 2006 totaled $0.6 million, $1.3 million, and $1.4 million, respectively, under SFAS No. 123(R).

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

The Company recorded compensation expense of approximately $1.3 million or $0.13 per common share,  $2.6 million or $0.31 per common share , and $0.3 million or $0.06 per common share for the years ended December 31, 2008, 2007 and 2006, related to these restricted stock awards whose activity is summarized below:

Number of Shares of Restricted Stock
Balance at December 31, 2005	-
Forfeited	(4,000)
Vested	-
Granted to management	95,000
Granted to non-management employees	83,750
Granted to non-employee directors	15,150
Balance at December 31, 2006	189,900
Forfeited	(6,500)
Vested	(112,948)
Granted to management	53,500
Granted to non-management employees	21,300
Granted to non-employee directors	10,710
Balance at December 31, 2007	155,962
Forfeited	(6,329)
Vested	(70,451)
Granted to management	10,000
Granted to non-management employees	21,186
Granted to non-employee directors	-
Balance at December 31, 2008	110,368

Because the Company maintained a full valuation allowance on its U.S. deferred tax assets, the Company did not recognize any tax benefit related to stock-based compensation expense for the years ended December 31, 2008, 2007 and 2006.

The Company’s future compensation cost related to non-vested stock options and restricted stock not yet recognized at December 31, 2008 is $4.7 million which will be recognized over a weighted average period of 1.56 years.

Employee Retirement Plans

At December 31, 2008, the Company maintained two retirement plans in which the Company’s employees were eligible to participate.

U.S. domestic employees participated in a 401(k) plan in which the Company made matching contributions of approximately $811,800, $645,300 and $85,000 for 2008, 2007 and 2006, respectively, whereby the Company matched 100% on the first 3% of the employee’s contribution and 50% on the second 3% of the employee’s contribution.  2006 was the first year in which matching contributions were made to this plan.

International employees participated in an international retirement plan in which the Company made matching contributions of approximately $224,300, $179,800 and $92,000 for 2008, 2007 and 2006, respectively, whereby the Company matched 100% on the first 3% of the employee’s contribution and 50% on the second 3% of the employee’s contribution.

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

	Year Ended December 31,
	2008	2007	2006
Net income (loss)	$986	$(15,936)	$(4,176)
Foreign currency translation adjustment	-	(28)	61
Comprehensive loss	$986	$(15,964)	$(4,115)

Form 10-K 03-12-09

NOTE 8: Income (Loss) per Common Share

The following table sets forth the computation of basic and diluted loss per common share (in thousands except share and per share data):

	Year Ended December 31,
	2008	2007	2006
Numerator:
Loss applicable to common stockholders	$(5,339)	$(20,802)	$(4,382)
Denominator:
Denominator for basic and diluted loss per common share	10,389,969	8,512,862	5,384,388
Effect of dilutive securities:
Stock options	-	-	-
Warrants	-	-	-
Restricted stock	-	-	-
Convertible preferred stock	-	-	-
Denominator for diluted loss per common share	10,389,969	8,512,862	5,384,388
Loss per common share:
Basic	$(0.51)	$(2.44)	$(0.81)
Diluted	$(0.51)	$(2.44)	$(0.81)

The calculation of diluted loss per common share for the years ended December 31, 2008, 2007 and 2006, excludes options to purchase 376,979 shares, 559,596 shares and 316,450 shares of common stock, respectively; warrants to purchase  514,105 shares, 274,605 shares and 275,605 shares, of common stock, respectively; 110,368  and 155,962  shares of restricted stock for the years ended December 31, 2008 and 2007; and preferred stock convertible into 3,916,290 and 2,475,290 shares of common stock for the years ended December 31, 2008 and 2007, respectively, because the effect would be anti-dilutive.

NOTE 9: Property and Equipment

Property and equipment is comprised of the following (in thousands):

	Estimated	December 31,
	Useful Life	2008	2007
Field operating equipment	3-10 years	$210,937	$165,002
Vehicles	3-10 years	22,034	17,702
Buildings and improvements	6-39 years	6,057	1,076
Software	3-5 years	5,856	4,040
Data processing equipment	5 years	7,630	5,583
Furniture and equipment	3-5 years	603	40
		253,117	193,443
Less: accumulated depreciation and amortization		(64,551)	(53,804)
		188,566	139,639
Land		-	23
Operating equipment and vehicles in-transit or under construction		16,719	37,639
		$205,285	$177,301

The Company reviews the useful life and residual values of property and equipment on an ongoing basis considering the effect of events or changes in circumstances.

Form 10-K 03-12-09
  NOTE 10:        Accrued Liabilities

Accrued liabilities include the following (in thousands):

	December 31,
	2008	2007
Accrued operating expenses	$8,417	$9,041
Accrued payroll, bonuses and employee benefits	17,614	13,264
Sales tax payable	967	931
Accrued interest payable	220	384
Preferred dividends	347	217
Other	2,403	2,112
	$29,968	$25,949

  NOTE 11:        Income Taxes

 Income (Loss) before income taxes attributable to U.S. and foreign operations are as follows:

	Year ended December 31,
	2008	2007	2006
	(in thousands)
U.S.	$(12,098)	$(6,754)	$(8,320)
Foreign	22,352	(6,930)	7,378
Total	$10,254	$(13,684)	$(942)

The provision for income taxes shown in the consolidated statements of operations consists of current and deferred expense (benefit) as follows:

	Year ended December 31,
	2008	2007	2006
	(in thousands)
Current:
U.S.—federal and state	$1,844	$(571)	$1,279
Foreign	10,342	2,816	1,135
Total current	12,186	2,245	2,414
Deferred:
U.S.—federal and state	15	—	(7)
Foreign	(2,933)	7	827
Total deferred	(2,918)	7	820
Total provision for income taxes	$9,268	$2,252	$3,234

The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory rate to loss before income taxes for the years ended December 31, 2008, 2007 and 2006 as follows:

	Year ended December 31,
	2008	2007	2006
	(in thousands)
U.S. statutory rate	$3,944	$(4,789)	$(330)
Non-deductible expenses	366	182	466
State taxes, net of benefit	420	(399)	595
Effect of foreign tax rate differential	(3,739)	(2,174)	(932)
Foreign withholding taxes	8,628	—	(8)
Return to Accrual Items	(1,675)	—	—
Change in valuation allowance	1,324	9,432	3,443
Total provision for income taxes	$9,268	$2,252	$3,234

Form 10-K 03-12-09

Following is a summary of deferred tax assets and liabilities:

	December 31,
	2008	2007
	(in thousands)
Current deferred tax assets:
Allowance for doubtful amounts	$55	$118
Other	179	(45)
Total current deferred tax assets	234	73
Noncurrent deferred tax assets:
Stock-based compensation	288	386

Loss carryforwards—U.S.	48,541	45,775
Loss carryforwards— foreign	19,619	8,982
Debt on foreign subsidiary capital leases	1,887	2,239
Total noncurrent deferred tax assets	70,335	57,382
Total deferred tax assets	$70,569	$57,455
Current deferred tax liabilities:
Property and equipment—foreign	$5,932	$—
Accrued insurance	—	(3)
Total current deferred tax liabilities	5,932	(3)
Noncurrent deferred tax liabilities:
Property and equipment—foreign	3,825	2,395
Property and equipment—U.S.	8,778	5,497
Property—equipment—acquisitions	12,333	12,362
Total noncurrent deferred tax liabilities	24,936	20,254
Total deferred tax liabilities	30,868	20,251
	39,701	37,204
Valuation allowance	(53,309)	(53,725)
Net deferred income taxes	$(13,608)	$(16,521)

The Company assesses the likelihood that deferred taxes will be recovered from the existing deferred tax liabilities or future taxable income in each jurisdiction. To the extent that the Company believes that the Company does not meet the test that recovery is “more likely than not,” the Company establishes a valuation allowance. The Company has recorded valuation allowances for net deferred tax assets since management believes it is “more likely than not’’ that these assets will not be realized. The valuation allowance for deferred tax assets increased by approximately $1.3 million in 2008. The increase in this allowance was primarily due to an increase of US net operating losses.  Any benefit realized from the future reversal of the valuation allowance recorded in connection with the Grant acquisition will be recorded as a reduction first to goodwill, then to intangible assets and then to provision for income taxes.

At December 31, 2008, the Company had U.S. tax loss carryforwards of approximately $138.7 million and non-U.S. tax loss carryforwards of approximately $65.9 million, which will expire in various amounts beginning in 2011 and ending in 2027.

Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a corporation’s ability to utilize net operating loss carryforwards (“NOLs’’) if the Company experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership percentage of certain stockholders in the stock of the corporation by more than 50 percent over a three year period. In the event of an ownership change, utilization of NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of the Company at the time of the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years. The amount of the limitation may, under certain circumstances, be increased by built-in gains held by the Company at the time of the ownership change that are recognized in the five year period after the ownership change.

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

Through 2007, the Company operated under a tax holiday in Colombia.  However, 2007 was the final year of the holiday and the Company has begun to pay local income taxes in 2008.  Additionally, the Company is operating under a tax holiday in certain parts of Egypt through 2010.

Form 10-K 03-12-09

FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, is an interpretation of SFAS No. 109 and prescribes a minimum recognition threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes on continuing operations in the consolidated statements of income. There were no unrecognized tax benefits as of the date of adoption.  There are no unrecognized tax benefits that if recognized would affect the tax rate for the year ended December 31, 2008. There are no interest or penalties recognized as of the date of adoption or for the year ended December 31, 2008.

NOTE 12:          Related Party Transactions

William R. Ziegler (non-executive Chairman of Board of Directors)

Mr. Ziegler is of counsel to the New York based law firm of Satterlee Stephens Burke & Burke, LLP. During the fiscal years ended December 31, 2008, 2007 and 2006, such firm billed the Company approximately $56,400, $30,300 and $19,000 respectively, for services rendered.

During 2007, the Company performed a seismic survey for Somerset Production Company, LLC (“Somerset”).  The project was bid to Somerset at prevailing market rates and the survey was conducted according to industry standards.  The seismic survey generated revenue of approximately $1.3 million for the Company.  Mr. Zeigler serves as an officer, director and shareholder of Somerset.

At December 31, 2005, the Company owed approximately $390,000 in consulting fees to Mr. Ziegler pursuant to a three-year consulting agreement which expired on April 25, 2000, which was paid in September 2006.

Steven A. Webster (Director on Board of Directors)

On July 28, 2008, the Company sold 120,000 shares of Series B Senior Convertible Preferred Stock, $10.00 par value (“Series B-2 Preferred Stock”) and warrants to purchase 240,000 shares of Geokinetics common stock to Avista and affiliate of Avista for net proceeds of $29.3 million.  Mr. Webster is a managing partner of Avista.  At December 31, 2008, Avista and an affiliate of Avista held 123,702 shares of the Company’s Series B-2 preferred stock.

On May 11, 2007, in conjunction with the Company’s public equity offering of 4,500,000 shares of common stock, Avista Capital Partners (offshore), purchased 1,000,000 shares at a price of $26.32, which is the public offering price of $28 less underwriting discounts and commissions.

On December 15, 2006, the Company sold 228,683 shares of its Series B preferred stock to Avista, an affiliate of Avista and one other institutional investor, the proceeds of such sale were used to repay the $55.0 million original principal amount under its subordinated loan, together with capitalized and accrued interest. In accordance with the terms and provisions of the Securities Purchase Agreement, dated as of September 8, 2006, by and among the purchasers of the Company’s Series B preferred stock and the Company, Avista received the right to appoint one director to the Company’s board of directors. Robert L. Cabes, Jr. was appointed to the Company’s board of directors on November 2, 2006.  At December 31, 2008, Avista and an affiliate of Avista held 243,572 shares of the Company’s Series B preferred stock.

In September 2006, the Company paid approximately $163,000 in consulting fees to Blackhawk Capital Partners pursuant to an Investment Monitoring Agreement whereby Blackhawk Capital Partners, the managing member of Blackhawk Investors, LLC, was appointed to oversee Blackhawk Investors, LLC’s investment in the Company.  At December 2003, Blackhawk Investors, LLC, had divested itself of its original investment in the Company.  Mr. Webster was a partner of Blackhawk Investors LLC, sole managing partner.

Other

The Company receives food, drink and other catering services for its crews in one of its international locations from a company that is substantially owned by certain employees of the Company.  For the twelve months ended December 31, 2008, 2007 and 2006 the Company spent approximately $6.3 million, $3.0 million and $1.4 million, respectively with this company.  The Company believes that all transactions have been arms-length on terms at least as favorable as market rates.

Form 10-K 03-12-09

NOTE 13: Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. Management is of the opinion that none of the claims and actions will have a material adverse impact on the Company’s financial position, results of operations or cash flows.

At December 31, 2008, the Company has non-cancelable operating leases for office, warehouse space and equipment with remaining terms ranging from approximately one to seven years. Aggregate future minimum lease payments under the various non-cancelable operating leases are as follows (in thousands):

Year Ended December 31,	Amount
2009	$35,365
2010	8,264
2011	1,979
2012	1,644
2013	1,641
Thereafter	-
$48,893

Rental expense in the consolidated financial statements amounted to approximately $81.4 million, $37.3 million, and $22.0  million for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company is currently in discussions with one of its international customers regarding certain amounts the Company believes it is owed under a contract with this customer.  The Company believes that the estimated amounts it expects to receive under such contracts are properly reflected in its financial statements and that such estimates are reasonable.  However, if the Company is entirely unsuccessful in its discussions with this customer, the Company could be required to recognize losses of up to $1.0 million in one or more subsequent periods.

NOTE 14: Significant Risks and Management’s Plans

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

NOTE 15: Major Customers

For the years ended December 31, 2008 and 2006, no individual customer represented more than 10% of total revenue.  For the year ended December 31, 2007, one individual customer represented 12% of total revenue.  For the years ended December 31, 2008, 2007 and 2006, revenue from the top three major customers was approximately $88.0 million, $97.0 million and $35.0 million, representing approximately 19%, 27% and 15% of total revenue, respectively.

Form 10-K 03-12-09

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

NOTE 17: Management Incentive Program

The Board of Directors has adopted an incentive compensation program, pursuant to which the Company’s senior executives and key employees may earn annual bonus compensation based upon the Company’s performance in relation to its goals.

The Board of Directors will allocate the bonus pool among the participants in the incentive program at its sole discretion, subject to the terms of any employment agreements with the participants in the program and in accordance with established bonus targets. Bonuses, if any, awarded under the incentive program will be determined by the Board of Directors and paid within 75 days after the end of the fiscal year for which bonuses have been earned.

For the year ended December 31, 2008, minimum criteria for the incentive plan were met. In March 2009, bonuses will be paid to senior executives and key employees under the plan parameters. These bonus amounts, which were accrued for the year ended December 31, 2008, earned based on the Company’s 2008 operating results and incentive program criteria that were approved by the Compensation Committee of the Company’s Board of Directors.  A new incentive compensation program will be in place for 2009.

Form 10-K 03-12-09

NOTE 18:	Unaudited Quarterly Financial Data

Summarized quarterly financial data for the years ended December 31, 2008 and 2007 are as follows:

	Quarter Ended 2008
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Revenue	$120,154	$113,579	$123,107	$117,758
Income (loss) from operations	$7,365	$932	$5,465	$2,137
Interest income and interest and debt expense, net	$(1,321)	$(1,456)	$(1,722)	$(1,677)
Net income (loss)	$3,863	$(545)	$1,978	$(4,310)
Income (loss) applicable to common shareholders	$2,587	$(1,846)	$212	$(6,292)
Income (loss) per common share:
Basic	$0.25	$(0.18)	$0.02	$(0.60)
Diluted	$0.24	$(0.18)	$0.02	$(0.60)
Weighted average common shares outstanding:
Basic	10,316	10,355	10,418	10,470
Diluted	10,594	10,355	10,518	10,470

	Quarter Ended 2007
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Revenue	$110,964	$71,604	$89,580	$85,529
Income (loss) from operations	$12,625	$(6,982)	$606	$(6,869)
Interest income and interest and debt expense, net	$(3,887)	$(9,875)	$(413)	$(1,009)
Net income (loss)	$6,304	$(14,246)	$(278)	$(7,716)
Income (loss) applicable to common shareholders	$5,126	$(15,450)	$(1,510)	$(8,968)
Income (loss) per common share:
Basic	$0.89	$(1.95)	$(0.15)	$(0.87)
Diluted	$0.75	$(1.95)	$(0.15)	$(0.87)
Weighted average common shares outstanding:
Basic	5,758	7,918	10,187	10,307
Diluted	8,377	7,918	10,187	10,307

NOTE 19:  Subsequent Events

The Company amended its existing $70 million revolving credit facility with PNC Bank on February 11, 2009.  Among other things, the amended agreement increases the Company’s borrowing base that can come from eligible fixed assets to $55.0 million, up from the original $45.0 million and deferred any reductions to this new amount until June 30, 2009, at which time, the amount of the borrowing base that can come from eligible fixed assets will be reduced by $0.9 million per month until maturity. Once started, the reduction will affect only the amount of the borrowing base that can come from eligible fixed assets and will not reduce the overall amount of the revolver.  Based on the current borrowing base calculation, the Company has immediate access to the maximum availability of $70.0 million reduced by $2.3 million in letters of credit.  As of December 31, 2008, outstanding borrowings on the revolver were $44.0 million.

Form 10-K 03-12-09

Exhibit 31.1

CERTIFICATION BY CHIEF EXECUTIVE OFFICER
PURSUANT TO RULES 13a-14(a) AND 15d-14(a)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Section 302 of the Sarbanes-Oxley Act of 2002)

I, Richard F. Miles, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Geokinetics Inc.

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 16, 2009	/s/ Richard F. Miles
Richard F. Miles
President and Chief Executive Officer

Form 10-K 03-12-09

Exhibit 31.2

CERTIFICATION BY CHIEF FINANCIAL OFFICER
PURSUANT TO RULES 13a-14 AND 15d-14
OF THE SECURITIES EXCHANGE ACT OF 1934
(Section 302 of the Sarbanes-Oxley Act of 2002)

I, Scott A. McCurdy, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Geokinetics Inc.

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 16, 2009	/s/ Scott A. McCurdy
Scott A. McCurdy
Vice President and Chief Financial Officer

Form 10-K 03-12-09

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. § 1350
(Section 906 of Sarbanes-Oxley Act of 2002)

In connection with the Annual Report of Geokinetics Inc. (the “Company”) on Form 10-K for the period ended December 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard F. Miles, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: March 16, 2009	/s/ Richard F. Miles
Richard F. Miles
President and Chief Executive Officer

Form 10-K 03-12-09

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. § 1350
(Section 906 of Sarbanes-Oxley Act of 2002)

In connection with the Annual Report of Geokinetics Inc. (the “Company”) on Form 10-K for the period ended December 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Scott A. McCurdy, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: March 16, 2009	/s/ Scott A. McCurdy
Scott A. McCurdy
Vice President and Chief Financial Officer

Form 10-K 03-12-09