Form 10-Q
period 2009-05-08
GEOKINETICS INC
filed 2009-05-08
CIK 314606

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes    [ X ]                   No   [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):
Large accelerated filer [    ]       Accelerated filer [ X]       Non-accelerated filer [   ]     Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes    [    ]                   No   [ X ]

At May 6, 2009, there were 10,580,501 shares of common stock, par value $0.01 per share, outstanding.

GEOKINETICS INC.
INDEX

PART I.  FINANCIAL INFORMATION

Form10-Q 5-7-09

Geokinetics Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,109	$13,341
Restricted cash	5,262	9,921
Accounts receivable, net of allowance for doubtful accounts of $4,166 at March 31, 2009 and $3,944 at December 31, 2008	139,118	91,753
Deferred costs	19,743	25,372
Prepaid expenses and other current assets	9,670	10,414
Total current assets	183,902	150,801
Property and equipment:
Cost	279,240	269,836
Less: Accumulated depreciation and amortization	(76,534)	(64,551)
	202,706	205,285
Goodwill	73,414	73,414
Other assets, net	13,549	10,216
Total assets	$473,571	$439,716

LIABILITIES, MEZZANINE AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt and capital lease obligations	$30,137	$33,096
Accounts payable	56,962	49,056
Accrued liabilities	30,503	29,968
Unearned revenue	39,045	29,995
Federal income taxes payable	3,591	1,601
Total current liabilities	160,238	143,716
Long-term debt and capital lease obligations, net of current portion	68,818	57,850
Deferred income tax and other non-current liabilities	13,545	13,608
Total liabilities	242,601	215,174

Commitments & Contingencies
Mezzanine equity: Preferred stock, Series B Senior Convertible, $10.00 par value;
399,459 shares issued and outstanding as of March 31, 2009 and 391,629 shares issued and outstanding as of December 31, 2008	96,897	94,862
Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized, 10,575,603 shares issued and 10,470,237 shares outstanding as of March 31, 2009 and 10,580,601 shares issued and 10,470,233 shares outstanding as of December 31, 2008	106	106
Additional paid-in capital	187,348	188,940
Accumulated deficit	(53,401)	(59,386)
Accumulated other comprehensive income	20	20
Total stockholders’ equity	134,073	129,680
Total liabilities, mezzanine and stockholders’ equity	$473,571	$439,716

See accompanying notes to the condensed consolidated financial statements.

Form10-Q 5-7-09

Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenue:
Seismic acquisition	$144,092	$117,290
Data processing	2,827	2,864
Total revenue	146,919	120,154
Expenses:
Seismic acquisition	106,057	90,172
Data processing	2,177	2,243
Depreciation and amortization	12,496	10,991
General and administrative	13,303	9,302
Total Expenses	134,033	112,708
(Loss) gain on disposal of property and equipment	(193)	(81)
Income from operations	12,693	7,365
Other income (expenses):
Interest income	134	159
Interest expense	(1,611)	(1,480)
Foreign exchange loss	(74)	(338)
Other, net	50	(323)
Total other expenses, net	(1,501)	(1,982)
Income (loss) before income taxes	11,192	5,383
Provision for income taxes	5,206	1,520
Net income (loss)	5,986	3,863
Returns to preferred stockholders:
Dividend and accretion costs	2,027	1,276
Income (loss) applicable to common stockholders	$3,959	$2,587

Income (loss) per common share
Basic	$0.38	$0.25
Diluted	$0.37	$0.24

Weighted average common shares outstanding
Basic	10,470	10,316
Diluted	10,576	10,594

See accompanying notes to the condensed consolidated financial statements.

Geokinetics Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$5,986	$3,863
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	12,495	10,991
Deferred financing costs and loss on redemption of floating rate notes	122	84
Stock-based compensation	457	453
Gain (loss) on sale of assets and insurance claims	193	81
Changes in operating assets and liabilities:
Restricted cash	4,659	(62)
Accounts receivable	(47,366)	(14,748)
Prepaid expenses and other assets	4,142	(1,343)
Accounts payable	7,906	19,379
Accrued and other liabilities	11,510	2,188
Net cash provided by operating activities	104	20,886
INVESTING ACTIVITIES
Multi-client data library	(1,521)	-
Proceeds from disposal of property and equipment and insurance claims	123	46
Purchases and acquisition of property and equipment	(8,431)	(21,558)
Net cash used in investing activities	(9,829)	(21,512)
FINANCING ACTIVITIES
Proceeds from borrowings	54,209	64,787
Proceeds from exercised options	-	21
Stock issuance costs	(13)	(21)
Payments on capital lease obligations and vendor financings	(11,642)	(5,784)
Payments on debt	(36,061)	(51,100)
Net cash provided by financing activities	6,493	7,903
Net increase (decrease) in cash	(3,232)	7,277
Cash at beginning of quarter	13,341	15,125
Cash at end of quarter	$10,109	$22.402

Supplemental disclosures related to cash flows:
Interest paid	$1,589	$1,486
Taxes paid	$1,965	$60
Purchase of equipment under capital lease and vendor financing obligations	$1,503	$4,181

See accompanying notes to the condensed consolidated financial statements.

Form10-Q 5-7-09

Geokinetics Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
and other Comprehensive Income
(In thousands, except share data)
(Unaudited)

	Common Shares Issued	Common Stock	Additional Paidin Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2009	10,580,601	$106	$188,940	$(59,386)	$20	$129,680
Stock-based compensation	-	-	457	-	-	457
Restricted stock issued (forfeited)	(4,998)	-	-	-	-	-
Accretion of preferred issuance costs	-	-	(62)	-	-	(62)
Accrual of preferred dividends	-	-	(1,987)	-	-	(1,987)
Net income	-	-	-	5,986	-	5,986
Balance at March 31, 2009	10,575,603	$106	$187,348	$(53,401)	$20	$134,073

See accompanying notes to the condensed consolidated financial statements

Form10-Q 5-7-09

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

NOTE 2: Basis of Presentation and Significant Accounting Policies

The unaudited condensed financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to provide a fair presentation of the financial condition and results of operations for the periods presented.  All such adjustments are of a normal recurring nature.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC.  These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2008.  The results of operations for the three months ended March 31, 2009, are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

Certain reclassifications have been made to prior periods financial statements to conform to the current presentation.

Effective January 1, 2008, the Company adopted Statement of Accounting Standard No. 157, Fair Value Measurements, (“SFAS No. 157”) as it relates to financial assets and financial liabilities.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The standard establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements.  The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements.

In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates.  Market risk is defined for these purposes as the potential for change in the fair value of debt instruments resulting from an adverse movement in interest rates.  As of March 31, 2009, the Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable.  The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair market value due to the short maturity of those instruments.  The carrying amount of debt reported in the consolidated balance sheets approximate fair value because, in general, the interest on the underlying instruments approximates market rates.  The Company is not a party to any hedge arrangements, commodity swap agreement or other derivative financial instruments.  The Company’s seismic data acquisition and seismic data processing segments utilize foreign subsidiaries and branches to conduct operations outside of the United States.  These operations expose the Company to market risks from changes in foreign exchange rates.

Form10-Q 5-7-09

NOTE 3: Segment Information

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

The following unaudited table sets forth significant information concerning the Company’s reportable segments and geographic reporting units at and for the three months ended March 31, 2009 and 2008:

	For the Three Months Ended March 31, 2009
	Data Acquisition		Data
	North America	International	Processing	Corporate		Total
	(In thousands)
Revenue	$35,855	$108,236	$2,828	$-		$146,919
Segment income (loss)	$1,034	$17,452	$159	$(12,659	) $	5,986
Segment assets (at end of period)	$109,354	$331,850	$8,437	$23,930		$473,571

	For the Three Months Ended March 31, 2008
	Data Acquisition		Data
	North America	International	Processing	Corporate		Total
	(In thousands)
Revenue	$61,744	$55,546	$2,864	$-		$120,154
Segment income (loss)	$6,964	$5,145	$130	$(8,376	) $	3,863
Segment assets (at end of period)	$142,215	$232,180	$7,335	$10,557		$392,287

NOTE 4:     Debt and Capital Lease Obligations

 The Company’s long-term debt and capital lease obligations were as follows:

	March 31,	December 31,
	2009	2008
	(In thousands)
	(Unaudited)
Revolving credit lines-LIBOR plus 3.0% or prime plus 1.5%	$58,549	$43,979
Capital lease obligations—7.08% to 12.68%	24,138	27,990
Notes payable from vendor financing arrangements—7.94% to 11.69%	16,268	18,977
	98,955	90,946
Less: current portion	(30,137)	(33,096)
	$68,818	$57,850

Form10-Q 5-7-09

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

The Company amended the Credit Agreement with PNC on February 11, 2009.  Among other things, the amended agreement increased the Company’s borrowing base that can come from eligible fixed assets to $55.0 million and deferred any reductions to this new amount until June 30, 2009, at which time, the amount of the borrowing base that can come from eligible fixed assets will be reduced by $0.9 million per month until maturity.  Once started, the reduction will affect only the amount of the borrowing base that can come from eligible fixed assets and will not reduce the overall amount of the revolver.  Based on the current borrowing base calculation, the Company has immediate access to the maximum availability of $70.0 million.

The amount available to borrow under the Revolver is dependent upon the calculation of a monthly borrowing base that is composed of eligible accounts receivables and eligible fixed assets.  The borrowing base can fluctuate from time to time due to fluctuations in accounts receivable balances.  Additionally, a portion of the borrowing base is composed of eligible fixed assets.  Based on the Company’s borrowing base at March 31, 2009, the Company had available credit under this facility of $70.0 million reduced by standby letters of credit totaling $2.3 million issued by PNC under the revolver.  At March 31, 2009, the Company had a balance of $58.5 million drawn under the Revolver.  Amounts available to be drawn under the Revolver are subject to borrowing base limitations; therefore, the Company may not always have access to the maximum amount.  The rate of the PNC facility is currently the prime rate plus 1.5%.

The significant financial covenants of the Credit Agreement: (i) require the Company to (a) maintain a specified net worth, as defined, and (b) maintain a specified fixed charge coverage ratio, as defined; and (ii) restricts the Company’s ability to (a) merge, acquire, or sell assets, (b) guarantee the indebtedness of others, (c) make certain investments, (d) make capital investments, (e) pay dividends other than dividends on preferred stock, (f) incur additional indebtedness, and (g) prepay debt.  As of March 31, 2009 the Company was in compliance with all of the covenants mentioned above.

Capital Lease Obligations

In July 2006, Geokinetics USA, Inc., a wholly-owned subsidiary of the Company, entered into an equipment lease agreement with CIT Group/Equipment Financing, Inc. (“CIT”).  The parties entered into the lease with respect to the purchase of seismic data acquisition equipment.  The term of the lease is three years, with a purchase option at the expiration of the lease term.  The original amount of the lease was approximately $6.0 million and monthly payments were approximately $190,000.  In August 2008, the Company reduced the principal amount of this lease to $2.2 million and refinanced this equipment lease with a new facility from CIT in the amount of $5.0 million at a rate of 8.26% per annum for 24 months yielding $2.8 million of new funds to the Company.  The unpaid balance of this lease as of March 31, 2009 was approximately $3.6 million.

On November 8, 2007, the Company entered into an additional capital lease facility with CIT Equipment/Financing, Inc. with a commitment of $25.0 million.  The interest rate was based on the three (3) or four (4) year swap rate reported by the Federal Reserve plus 325 basis points or 3.25%.  Initially, the Company executed four (4) equipment schedules totaling approximately $16.0 million with an interest rate of 7.72% and monthly payments totaling approximately $0.5 million.  On December 21, 2007, the Company executed an additional four (4) equipment schedules totaling $9.0 million with an interest rate of 7.36% and monthly payments totaling approximately $0.3 million. The balance at March 31, 2009 was approximately $14.9 million.

In April 2008, the Company entered into an additional equipment lease agreement with CIT for up to $10.0 million to finance seismic equipment purchases for its shallow water ocean bottom cable (“OBC”) operations in Australia.  In 2008, the Company executed two equipment schedules totaling approximately $9.9 million with interest rates ranging from 7.08% to 7.64% and monthly payments totaling approximately $0.4 million.  The unpaid balance of these schedules at March 31, 2009 was approximately $5.6 million.  The equipment securing this lease has moved to Angola, which required a waiver to move the equipment out of Australia.  The current waiver expires on October 31, 2009.

Form10-Q 5-7-09

Other

From time to time, the Company enters into vendor financing arrangements to purchase certain equipment.  The equipment purchased from these vendors is paid over a period of time.  The total balance of vendor financing arrangements at March 31, 2009 was approximately $16.3 million.

The Company maintains various foreign bank overdraft facilities used to fund short-term working capital needs.  At March 31, 2009, there were no outstanding balances under these facilities and the Company had approximately $9.0 million of availability.

  NOTE 5: Income per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended
	March 31
	2009	2008
Numerator:
Net Income	$5,986	$3,863
Net income applicable to common stockholders	$3,959	$2,587
Denominator:
Denominator for basic earnings per common share	10,470	10,316
Effect of dilutive securities:
Stock options	-	121
Warrants	-	-
Restricted stock	106	157
Denominator for diluted earnings per common share	10,576	10,594
Income (loss) per common share:
Basic	$0.38	$0.25
Diluted	$0.37	$0.24

The denominator used for the calculation of diluted earnings per common share for the three months ended March 31, 2009 and 2008, excludes the effect of certain stock options, warrants and convertible preferred stock because the effect is anti-dilutive.  In total, at March 31, 2009, there were options to purchase 355,304 shares of common stock, warrants to purchase 514,105 shares of common stock, 105,366 shares of restricted stock, and preferred stock convertible into 3,994,590 shares of common stock.

The numerator used for the calculation of diluted earnings per share for the three months ended March 31, 2009 and 2008 is “Income applicable to common stockholders” as the convertible preferred stock was deemed to be anti-dilutive in that period.

NOTE 6: Income Taxes

Effective January 1, 2007, the Company adopted FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109 and prescribes a minimum recognition threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes on continuing operations in the consolidated statements of income. There were no unrecognized tax benefits as of the date of adoption.  There are no unrecognized tax benefits that if recognized would affect the tax rate for the quarter ended March 31, 2009.

Income tax expense was $5.2 million with an effective tax rate of 46.5%. The increase in tax expense was due to an increase in the Company’s pre-tax income in certain of its foreign locations.   The Company currently has $138.7 million of net operating losses (NOL’s) in the United States, of which approximately $94.3 million are considered pre-acquisition NOL’s, and $65.9 million of NOL’s in our foreign locations of which $29.0 million are considered pre-acquisition NOL’s. According to US GAAP, utilization of pre-acquisition NOL’s must be included in tax expense and offset with goodwill for acquisitions made prior to January 1, 2009.

Form10-Q 5-7-09

NOTE 7:    Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business.  Management is of the opinion that none of the claims and actions will have a material adverse impact on the Company’s financial position, results of operations or cash flows.

NOTE 8:  Related Party Transactions

The Company receives food, drink, and other catering services for its crews in one of its international locations from a company that is substantially owned by certain employees and former employees of the Company.  For the three months ended March 31, 2009 and 2008 the Company spent approximately $1.4 million and $1.4 million respectively with this company.  The Company believes that all transactions have been arms-length on terms at least as favorable as market rates.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain matters discussed in this report, except for historical information contained herein, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  When used in this report, words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects,” and similar expressions, as they relate to the Company or management, identify forward-looking statements.  Forward-looking statements include but are not limited to statements about business outlook for the year, backlog and bid activity, business strategy, and related financial performance and statements with respect to future events.  These statements are based on certain assumptions made by the Company based on management’s experience and perception of historical trends, industry conditions, market position, future operations, profitability, liquidity, backlog, capital resources and other factors believed to be appropriate.  Management’s expectations and assumptions regarding Company operations and other anticipated future developments are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements.  These include risks relating to financial performance and results, job delays or cancellations, impact from severe weather conditions, the reductions in oil and gas prices, the continued disruption in worldwide financial markets, and other important factors that could cause actual results to differ materially from those projected, or backlog not to be completed.  Backlog consists of written orders and estimates of the Company’s services which the Company believes to be firm, however, in many instances, the contracts are cancelable by customers so the Company may never realize some or all of its backlog, which may lead to lower than expected financial performance.  Although the Company believes that the expectations reflected in such statements are reasonable, the Company can give no assurance that such expectations will be correct.  All of the Company’s forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements.  In addition, the Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.

Overview

Geokinetics Inc. (“Geokinetics” or collectively with its subsidiaries, the “Company”), incorporated in Delaware in January 1980, is based in Houston, Texas.  Through an extensive capital investment program and two major strategic acquisitions since December 2005, the Company has transformed itself into an experienced, full-service, global provider of seismic data acquisition services complemented by seismic data processing and interpretation services.  As a leader in providing seismic data acquisition services in land, marsh and swamp (“transition zone”), and shallow water ocean bottom cable (“OBC”) environments to the oil and natural gas industry, the Company has the capacity to operate up to 25 seismic crews worldwide and the ability to process seismic data collected throughout the world.  Crew count, configuration and location can change depending upon industry demand and customer requirements.

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

Form10-Q 5-7-09

The seismic services industry is dependent upon the spending levels of oil and natural gas companies for exploration, development, exploitation and production of oil and natural gas.  These spending levels have traditionally been heavily influenced by the prices of oil and natural gas.  During the past three years, the oil and natural gas industry have seen significant increases in activity resulting from continuing high commodity prices for oil and natural gas.  The Company’s seismic data acquisition services segment has benefited from these increased levels of activity, and from its reputation as a provider of high-quality seismic surveys.  The Company has seen its seismic data acquisition services revenues and operating margins improve over the past several years as a result of increased demand and improved pricing for its services, improved contract terms with is customers as well as the acquisitions of Trace Energy Services, Ltd. (“Trace”) and Grant Geophysical, Inc. (“Grant”).  However, oil and natural gas prices have recently seen a significant decline which to date has negatively impacted our North American reporting unit.  To the extent that the decline in oil and gas prices results in a further decrease in oil and gas exploration activities, the Company’s cash flows from operations could be directly affected.  If a global recession occurs, commodity prices may be depressed for an extended period of time, which could alter the Company’s acquisition and exploration plans, and adversely affect its growth strategy.

Prior to 2008, the Company had operated for three consecutive years at a net loss.  These net losses were primarily caused by non-recurring costs arising out of the Company’s acquisitions.  The Company’s operations have shown a net profit since the beginning of 2008.

The financial markets are undergoing unprecedented disruptions.  Many financial institutions have liquidity concerns prompting intervention from governments.  The Company’s exposure to the disruptions in the financial markets includes its credit facilities, ability to access the capital markets and the safety of investments.

The Company’s revolving credit facility is committed until May 2012.  If the disruption in the financial markets continues for an extended period of time, replacement of the credit facility may be unavailable or more expensive.  Difficulties in the credit markets may cause the banks to be more restrictive when re-calculating the borrowing base.

The Company’s cash and cash equivalents, which total approximately $10.1 million consist of cash deposits primarily in Wells Fargo bank and other local banks. If one of these financial institutions were not to perform, the Company could suffer losses.

In the past the Company has accessed the equity markets to finance our growth.  The Company’s stock price, as well as the price of competitors declined substantially over the last three months of 2008.  In addition, the disruption in the financial markets has made it unlikely that the Company will be able to access the equity markets, unless conditions improve dramatically.  Until these conditions improve, the Company is unlikely to access the public equity markets, which may limit the Company’s ability to pursue its growth strategy.

Form10-Q 5-7-09
Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

For the three months ended March 31, 2009, seismic acquisition revenue totaled $144.1 million as compared to $117.3 million for the same period of 2008, an increase of 23%.  This increase in seismic acquisition revenue is primarily a result of the Company’s investment in additional capacity, which has allowed the Company to expand into additional countries and bolster existing equipment quantities for increased acquisition capabilities.  The expansion into new markets has supplied the Company with increased amounts of shallow water marine and transition zone work which is a higher priced service than the traditional land acquisition.

Seismic data acquisition revenues from North America for the three months ended March 31, 2009 were $35.9 million or 25% of total seismic data acquisition revenue compared to $61.7 million or 53% of total seismic data acquisition revenue for the same period in 2008.  The decrease is due to reduced demand for services in Canada resulting in the Company operating 40% less crews in 2009 as compared to 2008.  The United States (“USA”) revenues also decreased when compared to the same period in 2008 due to a reduction in demand for the Company’s services in that region.  The USA region has experienced decreased commodity prices coupled with a weakening marketplace that has temporarily slowed demand for these crews.  As a result, the Company has reduced the number of crews operating in this region in the three months ended March 31, 2009.

Seismic data acquisition revenues from International for the three months ended March 31, 2009 were $108.2 million or 75% of total seismic data acquisition revenue compared to $55.6 million or 47% of total seismic data acquisition revenue for the same period in 2008.  The large increase in International revenues is attributable to expansion into new markets coupled with excellent production in markets in which the Company has historically operated.  Additionally, over the last year the job mix for the International operations has shifted to larger amounts of shallow water marine and transition zone acquisition.

Data processing revenue totaled $2.8 million for the three months ended March 31, 2009 as compared to $2.9 million for the same period of 2008, which represents a decrease of 3% resulting from slowing market conditions in the USA.  However, the UK division continued to exhibit a strong performance for the Company in the first quarter.

Form10-Q 5-7-09

Seismic acquisition operating expenses totaled $106.1 million for the three months ended March 31, 2009 as compared to $90.2 million for the same period of 2008, an increase of 18%.  Seismic acquisition operating expenses as a percentage of revenue were 74% for the three months ended March 31, 2009 as compared to 77% for the same period in the prior year.  This increase in total expense is a result of expansion into new countries that require additional costs to establish acquisition crews.  Additionally, the cost to acquire data in the shallow water marine and transition zone are higher compared to that of land acquisition.

Seismic acquisition operating expenses from North America for the three months ended March 31, 2009 were $28.5 million, or 79% of total North America seismic data acquisition revenue, compared to $47.8 million, or 77% of total North America seismic data acquisition revenue for the same period in 2008.  The costs as a percentage of revenue have increased due to declining revenues in the region.  The Company continually evaluates the current operational structure of the crews to make sure they are producing at optimal levels.

Seismic acquisition operating expenses from International for the three months ended March 31, 2009 were $77.5 million, or 72% of total International seismic data acquisition revenue, compared to $42.4 million, or 76% of total International seismic data acquisition revenue for the same period in 2008.  International operating expenses are lower, as a percentage of revenue, as a result of larger projects which reduce idle time between projects and the increased exposure to higher margin work such as transition zone and OBC work.

Data processing operating expenses totaled $2.2 million for the three months ended March 31, 2009, as compared to $2.2 million for the same period of 2008, thus showing no material changes to the operations of the business.

Depreciation and amortization expense for the three months ended March 31, 2009 totaled $12.5 million as compared to $11.0 million for the same period of 2008, an increase of $1.5 million or 14%.  This is primarily attributable to the increase in fixed assets resulting from the Company’s extensive capital expenditure program in 2008.

General and administrative expenses for the three months ended March 31, 2009 were $13.3 million, or 9% of revenues, as compared to $9.3 million, or 8% of revenues, for the same period of 2008.  General and administrative expenses have increased as a result of severance costs and the implementation of enterprise-wide system initiatives to improve the quality of operations.

Interest expense for the three months ended March 31, 2009 increased by $0.1 million to $1.6 million as compared to $1.5 million for the same period of 2008.  This increase is due to additional borrowings and vendor financing related to purchases of equipment.  This new equipment was purchased to expand into new markets and to bolster existing quantities of seismic data acquisition equipment.

Income tax expense was $5.2 million for the three months ended March 31, 2009 compared to $1.5 million in the third quarter of 2008.  The increased expense in the current period was due to an increase in pre-tax income in certain foreign locations.

Liquidity and Capital Resources

The Company’s primary sources of cash flow are generated from its operations, debt and equity offerings, its revolving credit facility, equipment financing and trade credit. The Company’s primary uses of cash are operating expenses and expenditures associated with upgrading and expanding the Company’s capital asset base.  As of March 31, 2009, the Company had available liquidity as follows:

Available cash:                              $10.1 million
Undrawn borrowing capacity under Revolving Credit Facility:    $9.2 million
Net available liquidity at March 31, 2009:                 $19.3 million

The Company maintains various foreign bank overdraft facilities used to fund short-term working capital needs.  At March 31, 2009, there were no amounts outstanding under these facilities and the Company had approximately $9.0 million of availability.  However, due to the limitations on the ability to remit funds to the United States, these have not been included in the available liquidity table above.

Net cash provided by operating activities was $0.1 million for the three months ended March 31, 2009 compared to net cash provided by operating activities of $20.9 million for the three months ended March 31, 2008.  This decrease in operational cash flow is mainly driven by increased accounts receivable balances stemming from customers taking longer periods of time to issue payment.

Form10-Q 5-7-09

Net cash used in investing activities was $9.8 million for the three months ended March 31, 2009 compared to net cash used in investing activities of $21.5 million for the three months ended March 31, 2008. These amounts primarily represent capital expenditures made during the respective three month period.

In addition, the Company’s Board of Directors approved a $12.7 million investment in an interest in data that the Company will retain in conjunction with a data acquisition survey that will be completed by the Company.  The data will be acquired in the United States and co-owned by the Company and its customer.  The Company expects that license revenues already committed will be sufficient to cover the Company’s share of cash costs for data acquisition.  As of March 31, 2009 the Company has invested $1.5 million in such data.

Net cash provided by financing activities was $6.5 million for the three months ended March 31, 2009 as compared to net cash provided by financing activities of $7.9 million for the three months ended March 31, 2008. The cash provided by financing activities during the 2009 period is primarily net borrowings on the Revolver used to fund the purchase of capital assets and working capital requirements.

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

The Company amended the Credit Agreement with PNC on February 11, 2009.  Among other things, the amended agreement increased the Company’s borrowing base that can come from eligible fixed assets to $55.0 million and deferred any reductions to this new amount until June 30, 2009, at which time, the amount of the borrowing base that can come from eligible fixed assets will be reduced by $0.9 million per month until maturity.  Once started, the reduction will affect only the amount of the borrowing base that can come from eligible fixed assets and will not reduce the overall amount of the revolver.  Based on the current borrowing base calculation, the Company has immediate access to the maximum availability of $70.0 million.

The amount available to borrow under the Revolver is dependent upon the calculation of a monthly borrowing base that is composed of eligible accounts receivables and eligible fixed assets.  The borrowing base can fluctuate from time to time due to fluctuations in accounts receivable balances.  Additionally, a portion of the borrowing base is composed of eligible fixed assets.  Based on the Company’s borrowing base at March 31, 2009, the Company had available credit under this facility of $70.0 million reduced by standby letters of credit totaling $2.3 million issued by PNC under the revolver.  At March 31, 2009, the Company had a balance of $58.5 million drawn under the Revolver.  Amounts available to be drawn under the Revolver are subject to borrowing base limitations; therefore, the Company may not always have access to the maximum amount.  The rate of the PNC facility is currently the prime rate plus 1.5%.

The significant financial covenants of the Credit Agreement: (i) require the Company to (a) maintain a specified net worth, as defined, and (b) maintain a specified fixed charge coverage ratio, as defined; and (ii) restricts the Company’s ability to (a) merge, acquire, or sell assets, (b) guarantee the indebtedness of others, (c) make certain investments, (d) make capital investments, (e) pay dividends other than dividends on preferred stock, (f) incur additional indebtedness, and (g) prepay debt.  As of March 31, 2009 the Company was in compliance with all of the covenants mentioned above.

Capital Lease Obligations

In July 2006, Geokinetics USA, Inc., a wholly-owned subsidiary of the Company, entered into an equipment lease agreement with CIT Group/Equipment Financing, Inc. (“CIT”).  The parties entered into the lease with respect to the purchase of seismic data acquisition equipment.  The term of the lease is three years, with a purchase option at the expiration of the lease term.  The original amount of the lease was approximately $6.0 million and monthly payments were approximately $190,000.  In August 2008, the Company reduced the principal amount of this lease to $2.2 million and refinanced this equipment lease with a new facility from CIT in the amount of $5.0 million at a rate of 8.26% per annum for 24 months yielding $2.8 million of new funds to the Company.  The unpaid balance of this lease as of March 31, 2009 was approximately $3.6 million.

Form10-Q 5-7-09

On November 8, 2007, the Company entered into an additional capital lease facility with CIT Equipment/Financing, Inc. with a commitment of $25.0 million.  The interest rate was based on the three (3) or four (4) year swap rate reported by the Federal Reserve plus 325 basis points or 3.25%.  Initially, the Company executed four (4) equipment schedules totaling approximately $16.0 million with an interest rate of 7.72% and monthly payments totaling approximately $0.5 million.  On December 21, 2007, the Company executed an additional four (4) equipment schedules totaling $9.0 million with an interest rate of 7.36% and monthly payments totaling approximately $0.3 million. The balance at March 31, 2009 was approximately $14.9 million.

In April 2008, the Company entered into an additional equipment lease agreement with CIT for up to $10.0 million to finance seismic equipment purchases for its shallow water ocean bottom cable (“OBC”) operations in Australia.  In 2008, the Company executed two equipment schedules totaling approximately $9.9 million with interest rates ranging from 7.08% to 7.64% and monthly payments totaling approximately $0.4 million.  The unpaid balance of these schedules at March 31, 2009 was approximately $5.6 million.  The equipment securing this lease has moved to Angola, which required a waiver to move the equipment out of Australia.  The current waiver expires on October 31, 2009.

     Other

From time to time, the Company enters into vendor financing arrangements to purchase certain equipment.  The equipment purchased from these vendors is paid over a period of time.  The total balance of vendor financing arrangements at March 31, 2009 was approximately $16.3 million.

The Company maintains various foreign bank overdraft facilities used to fund short-term working capital needs.  At March 31, 2009, there were no outstanding balances under these facilities and the Company had approximately $9.0 million of availability.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements during the first quarter of 2009, that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates.  Market risk is defined for these purposes as the potential for change in the fair value of debt instruments resulting from an adverse movement in interest rates.  As of March 31, 2009, the Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable.  The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair market value due to the short maturity of those instruments.  The carrying amount of debt reported in the consolidated balance sheets approximate fair value because the interest on the underlying instruments approximates market rates.  The Company is not a party to any hedge arrangements, commodity swap agreements or other derivative financial instruments.  The Company’s seismic data acquisition and seismic data processing segments utilize foreign subsidiaries and branches to conduct operations outside of the United States.  These operations expose the Company to market risks from changes in foreign exchange rates.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company has performed an evaluation of the design, operation and effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2009.  Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that such disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in its reports filed or submitted under the Exchange Act within the required time period.

Form10-Q 5-7-09

Changes in Internal Control.

There have not been any changes in the Company’s internal control (as defined in the Exchange Act Rule 13a-15(f) of the Securities Exchange Act) during the three months ending March 31, 2009, that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.  The Company seeks to continually improve aspects of its system of internal controls as noted below, however, these improvements did not rise to the level of materially affected.

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

Form10-Q 5-7-09

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
.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

    None.

Item 3.  Defaults Upon Senior Securities

    None.

Item 4.  Submission of Matters to a Vote of Security Holders

    None.

Item 5.  Other Information

    None.

Item 6.  Exhibits

Exhibit No.                      Description

3.1	Second Amended Certificate of Designation of Series B Senior Convertible Preferred Stock of Geokinetics, Inc. (incorporated by reference from Exhibit 3.1 to Form 8-K filed on February 17, 2009)

10.1
Sixth Amerndment to Second Amended and Restated Revolving Credit and Security Agreement, dated February 11, 2009, by and among PNC Bank, National Association, Geokinetics Inc. and its principal subsidiaries. (incorporated by reference from Exhibit 10.1 to Form 8-K filed on February 17, 2009)

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

Form10-Q 5-7-09

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOKINETICS INC.

Date:  May 8, 2009                                                                                      /s/ Richard F. Miles
Richard F. Miles
President and Chief Executive Officer

Date:  May 8, 2009                                                                                       /s/ Scott A. McCurdy
Scott A. McCurdy
Vice President and Chief Financial Officer

Date:  May 8, 2009                                                                                     /s/ Mark A. Hess
Mark A. Hess
Vice President and Chief Accounting Officer

Form10-Q 5-7-09

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 8, 2009	/s/ Richard F. Miles
Richard F. Miles
President and Chief Executive Officer

Form10-Q 5-7-09

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 8, 2009	/s/ Scott A. McCurdy
Scott A. McCurdy
Vice President and Chief Financial Officer

Form10-Q 5-7-09

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. § 1350
(Section 906 of Sarbanes-Oxley Act of 2002)

In connection with the Quarterly Report of Geokinetics Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard F. Miles, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: May 8, 2009	/s/ Richard F. Miles
Richard F. Miles
President and Chief Executive Officer

Form10-Q 5-7-09

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. § 1350
(Section 906 of Sarbanes-Oxley Act of 2002)

In connection with the Quarterly Report of Geokinetics Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Scott A. McCurdy, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: May 8, 2009	/s/ Scott A. McCurdy
Scott A. McCurdy
Vice President and Chief Financial Officer

Form10-Q 5-7-09