Form 10-Q
period 2009-08-07
GEOKINETICS INC
filed 2009-08-07
CIK 314606

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes    [    ]                   No   [ X ]

At August 6, 2009, there were 10,580,501 shares of common stock, par value $0.01 per share, outstanding.

GEOKINETICS INC.
INDEX

PART I.  FINANCIAL INFORMATION

  Geokinetics Inc. and Subsidiaries
  Condensed Consolidated Balance Sheets
      (In thousands, except share amounts)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,710	$13,341
Restricted cash	1,875	9,921
Accounts receivable, net of allowance for doubtful accounts of $6,492 at June 30, 2009 and $3,944 at December 31, 2008	117,678	91,753
Deferred costs	15,165	25,372
Prepaid expenses and other current assets	9,635	10,414
Total current assets	165,063	150,801
Property and equipment:
Cost	288,319	269,836
Less: Accumulated depreciation and amortization	(88,558)	(64,551)
	199,761	205,285
Goodwill	73,414	73,414
Other assets, net	15,450	10,216
Total assets	$453,688	$439,716

LIABILITIES, MEZZANINE AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt and capital lease obligations	$30,361	$33,096
Accounts payable	44,822	49,056
Accrued liabilities	41,298	29,968
Unearned revenue	27,943	29,995
Federal income taxes payable	13,501	1,601
Total current liabilities	157,925	143,716
Long-term debt and capital lease obligations, net of current portion	47,373	57,850
Deferred income tax and other non-current liabilities	13,639	13,608
Total liabilities	218,937	215,174

Commitments & Contingencies
Mezzanine equity: Preferred stock, Series B Senior Convertible, $10.00 par value;
407,445 shares issued and outstanding as of June 30, 2009 and 391,629 shares issued and outstanding as of December 31, 2008	98,956	94,862
Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized, 10,583,444 shares issued and 10,480,285 shares outstanding as of June 30, 2009 and 10,580,601 shares issued and 10,470,233 shares outstanding as of December 31, 2008	106	106
Additional paid-in capital	185,687	188,940
Accumulated deficit	(50,018)	(59,386)
Accumulated other comprehensive income	20	20
Total stockholders’ equity	135,795	129,680
Total liabilities, mezzanine and stockholders’ equity	$453,688	$439,716

See accompanying notes to the condensed consolidated financial statements.

Geokinetics Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue:
Seismic acquisition	$142,367	$110,468	$286,457	$227,758
Data processing	2,473	3,111	5,301	5,975
Total revenue	144,840	113,579	291,758	233,733
Expenses:
Seismic acquisition	100,250	89,240	206,303	179,412
Data processing	2,233	2,327	4,410	4,570
Depreciation and amortization	12,867	11,787	25,364	22,778
General and administrative	12,604	9,586	25,908	18,888
Total Expenses	127,954	112,940	261,985	225,648
(Loss) gain on disposal of property and equipment	(543)	(404)	(736)	(485)
Gain on insurance claims	-	697	-	697
Income from operations	16,343	932	29,037	8,297
Other income (expenses):
Interest income	52	127	186	286
Interest expense	(1,669)	(1,583)	(3,282)	(3,063)
Foreign exchange gain (loss)	203	154	130	(184)
Other, net	47	18	96	(305)
Total other expenses, net	(1,367)	(1,284)	(2,870)	(3,266)
Income (loss) before income taxes	14,976	(352)	26,167	5,031
Provision for income taxes	11,593	193	16,798	1,713
Net income (loss)	3,383	(545)	9,369	3,318
Returns to preferred stockholders:
Dividend and accretion costs	2,066	1,301	4,093	2,577
Income (loss) applicable to common stockholders	$1,317	$(1,846)	$5,276	$741

Income per common share
Basic	$0.12	$(0.18)	$0.50	$0.07
Diluted	$0.12	$(0.18)	$0.50	$0.07

Weighted average common shares outstanding
Basic	10,579	10,519	10,576	10,500
Diluted	10,579	10,519	10,576	10,583

See accompanying notes to the condensed consolidated financial statements.

Geokinetics Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
OPERATING ACTIVITIES
Net income	$9,369	$3,318
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	25,364	22,778
Deferred financing costs	256	181
Stock-based compensation	876	959
Gain (loss) on sale of assets and insurance claims	736	(212)
Changes in operating assets and liabilities:
Restricted cash	8,046	139
Accounts receivable	(25,925)	(15,336)
Prepaid expenses and other assets	9,925	(10,199)
Accounts payable	(4,235)	27,070
Accrued and other liabilities	21,270	(4,181)
Net cash provided by operating activities	45,682	24,517
INVESTING ACTIVITIES
Investment in multi-client data library	(5,071)	-
Proceeds from disposal of property and equipment and insurance claims	604	1,153
Purchases and acquisition of property and equipment	(17,763)	(35,175)
Net cash used in investing activities	(22,230)	(34,022)
FINANCING ACTIVITIES
Proceeds from borrowings	83,535	121,894
Proceeds from exercised options	-	460
Stock issuance costs	(35)	(19)
Payments on capital lease obligations and vendor financings	(21,560)	(11,135)
Payments on debt	(78,023)	(101,329)
Net cash provided by (used in) financing activities	(16,083)	9,871
Net increase in cash	7,369	366
Cash at beginning of period	13,341	15,125
Cash at end of period	$20,710	$15,491

Supplemental disclosures related to cash flows:
Interest paid	$3,280	$3,131
Taxes paid	$3,136	$660
Purchase of equipment under capital lease and vendor financing obligations	$2,837	$15,551

See accompanying notes to the condensed consolidated financial statements.

Geokinetics Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
and other Comprehensive Income
(In thousands, except share data)
(Unaudited)

	Common Shares Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2009	10,580,601	$106	$188,940	$(59,386)	$20	$129,680
Stock-based compensation			876			876
Restricted stock issued (forfeited)	2,843
Accretion of preferred issuance costs			(124)			(124)
Accrual of preferred dividends			(3,969)			(3,975)
Cost of issuance of securities			(36)			(30)
Net income				9,369		9,369
Balance at June 30, 2009	10,583,444	$106	$185,687	$(50,018)	$20	$135,795

See accompanying notes to the condensed consolidated financial statements

GEOKINETICS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Organization

Geokinetics Inc. (collectively with its subsidiaries, the “Company”), a Delaware corporation, founded in 1980, is based in Houston, Texas. The Company is a global provider of seismic data acquisition services and a leader in providing land, marsh and swamp (“Transition Zone”) and shallow water ocean bottom cable (“OBC”) environment acquisition services to the oil and natural gas industry.  In addition, the Company provides seismic data processing and interpretation services to complement its data acquisition services. The Company has also recently entered the seismic data library business whereby the Company will retain an ownership interest in data acquired for future licensing.  Seismic data is used by oil and natural gas exploration and production (“E&P”) companies to identify and analyze drilling prospects to maximize successful drilling. The Company, which has been operating in some regions for over twenty years, provides seismic data acquisition services in the United States and Canada, as well as internationally in Central and South America, Africa, the Middle East, Australia, New Zealand and the Far East. The Company primarily performs three-dimensional (“3D”) seismic data acquisition for its customers, which include many national and international oil companies and smaller independent E&P companies.  The Company’s crews are scalable and specifically configured for each project.  In addition, the Company derives a significant portion of its revenue from services provided to seismic data library companies that acquire seismic data to license to E&P companies rather than for their own use.

NOTE 2: Basis of Presentation and Significant Accounting Policies

The unaudited condensed consolidated financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to provide a fair presentation of the financial condition and results of operations for the periods presented.  All such adjustments are of a normal recurring nature.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC.  These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2008.  The results of operations for the three and six months ended June 30, 2009, are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

Certain reclassifications have been made to prior periods financial statements to conform to the current presentation.

Effective January 1, 2008, the Company adopted Statement of Accounting Standard No. 157, Fair Value Measurements, (“SFAS No. 157”) as it relates to financial assets and financial liabilities.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The standard establishes a framework for measuring fair value under generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements.  The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements.

In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates.  Market risk is defined for these purposes as the potential for change in the fair value of debt instruments resulting from an adverse movement in interest rates.  As of June 30, 2009, the Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable.  The carrying amounts reported in the condensed consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair market value due to the short maturity of those instruments.  The carrying amount of debt reported in the condensed consolidated balance sheets approximate fair value because, in general, the interest on the underlying instruments approximates market rates.  The Company is not a party to any hedge arrangements, commodity swap agreement or other derivative financial instruments.  The Company’s seismic data acquisition and seismic data processing segments utilize foreign subsidiaries and branches to conduct operations outside of the United States.  These operations expose the Company to market risks from changes in foreign exchange rates.

Effective January 1, 2009, the Company adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”  This FSP requires unvested restricted stock awards that contain rights to non-forfeitable dividends to be included in the denominator of both basic and diluted earnings per share (“EPS”) calculations.  Prior period EPS was not materially affected by the adoption of this FSP.

The Company has evaluated events and transactions occurring subsequent to June 30, 2009 through August 7, 2009, the date of the issuance of the financial statements, in accordance with Financial Accounting Standards (FAS) No. 165, “Subsequent Events.”  During this period, there were no recognized subsequent events requiring recognition in the financial statements, and no non-recognized subsequent events requiring disclosure.

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (FASB) issued FAS No. 165, “Subsequent Events.”  FAS No. 165 defines subsequent events as events or transactions that occur after the balance sheet date, but before the financial statements are issued.  It defines two types of subsequent events: recognized subsequent events, which provide additional evidence about conditions that existed at the balance sheet date, and non-recognized subsequent events, which provide evidence about conditions that did not exist at the balance sheet date, but arose before the financial statements were issued.  Recognized subsequent events are required to be recognized in the financial statements, and non-recognized subsequent events are required to be disclosed.  The statement requires entities to disclose the date through which subsequent events have been evaluated, and the basis for that date.  FAS No. 165 is consistent with current practice and does not have any impact on the Company’s results of operations, financial condition or liquidity.  See Note 2 for the required disclosure.

In June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”  The statement makes the FASB Accounting Standards Codification (the Codification) the single source of authoritative U.S. accounting and reporting standards, but it does not change U.S. GAAP.  The statement is effective for interim and annual periods ending after September 15, 2009.  The Company will adopt the statement as required, and the financial statements for the interim period ending September 30, 2009 will reflect the Codification references.  The statement will have no impact on the Company’s results of operations, financial condition or liquidity.

NOTE 3: Segment Information

The Company has two reportable segments: seismic data acquisition and seismic data processing and interpretation. The Company further breaks down its seismic data acquisition segment into two geographic reporting units: North American seismic data acquisition and international seismic data acquisition.  The North American and international seismic data acquisition reporting units acquire data for customers by conducting seismic shooting operations in the United States, Canada, Central and South America, Africa, the Middle East, Australia, New Zealand and the Far East. The data processing and interpretation segment operates processing centers in Houston, Texas and London, United Kingdom to process seismic data for oil and gas exploration companies worldwide.

The Company’s reportable segments are strategic business units that offer different services to customers. Each segment is managed separately, has a different customer base, and requires unique and sophisticated technology.  The accounting policies of the segments are the same as those described in Note 2:  “Basis of Presentation and Significant Accounting Policies.” The Company evaluates performance based on earnings or loss before interest, taxes, other income (expense),depreciation and amortization. There are no significant inter-segment sales or transfers.

The following unaudited table sets forth significant information concerning the Company’s reportable segments and geographic reporting units at and for the three and six months ended June 30, 2009 and 2008:

	For the Three Months Ended June 30, 2009
	Data Acquisition		Data
	North America	International	Processing	Corporate	Total
	(In thousands)
Revenue	$18,076	$124,291	$2,473	$-	$144,840
Segment income (loss)	$(2,250)	$23,822	$140	$(18,329)	$3,383
Segment assets (at end of period)	$91,894	$252,150	$9,216	$100,428	$453,688

For the Three Months Ended June 30, 2008
Data Acquisition	Data
North America	International	Processing	Corporate	Total
(In thousands)
Revenue	$44,082	$66,386	$3,111	$-	$113,579
Segment income (loss)	$3,205	$2,017	$369	$(6,136	) $	(545)
Segment assets (at end of period)	$118,296	$267,096	$7,477	$12,442	$405,311

	For the Six Months Ended June 30, 2009
	Data Acquisition		Data
	North America	International	Processing	Corporate	Total
	(In thousands)
Revenue	$53,931	$232,526	$5,301	$-	$291,758
Segment income (loss)	$(1,216)	$41,274	$299	$(30,988)	$9,369
Segment assets (at end of period)	$91,894	$252,150	$9,216	$100,428	$453,688

For the Six Months Ended June 30, 2008
Data Acquisition	Data
North America	International	Processing	Corporate	Total
(In thousands)
Revenue	$105,826	$121,932	$5,975	$-	$233,733
Segment income (loss)	$10,170	$7,162	$499	$(14,513	) $	3,318
Segment assets (at end of period)	$118,296	$267,096	$7,477	$12,442	$405,311

NOTE 4:   Debt and Capital Lease Obligations

The Company’s long-term debt and capital lease obligations were as follows:

	June 30,	December 31,
	2009	2008
	(In thousands)
	(Unaudited)
Revolving credit lines-LIBOR plus 3.0% or prime plus 1.5%	$36,869	$43,979
Capital lease obligations—7.08% to 15.45%	23,125	27,990
Notes payable from vendor financing arrangements—7.94% to 11.69%	14,439	18,977
Foreign Letters of Credit	3,301	-
	77,734	90,946
Less: current portion	(30,361)	(33,096)
	$47,373	$57,850

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

The amount available to borrow under the Revolver is dependent upon the calculation of a monthly borrowing base that is composed of eligible accounts receivables and eligible fixed assets.  The borrowing base can fluctuate from time to time due to changes in accounts receivable balances and appraisals of fixed assets.  Based on the Company’s borrowing base calculation in effect at June 30, 2009, the Company had available credit under this facility of $70.0 million reduced by standby letters of credit totaling $2.3 million issued by PNC under the revolver.  At June 30, 2009, the Company had a balance of $36.9 million drawn under the Revolver.  Amounts available to be drawn under the Revolver are subject to borrowing base limitations; therefore, the Company may not always have access to the maximum amount.  The borrowing base is predominately determined by North American accounts receivable and fixed assets.  The North American market has deteriorated significantly and is expected to negatively impact the Company’s borrowing base in the near future.  The rate of the PNC facility is currently the prime rate plus 1.5%.

The significant financial covenants of the Credit Agreement: (i) require the Company to (a) maintain a specified net worth, as defined, and (b) maintain a specified fixed charge coverage ratio, as defined; and (ii) restrict the Company’s ability to (a) merge, acquire, or sell assets, (b) guarantee the indebtedness of others, (c) make certain investments, (d) make capital investments, (e) pay dividends other than dividends on preferred stock, (f) incur additional indebtedness, and (g) prepay debt.  As of June 30, 2009 the Company was in compliance with all of the covenants mentioned above.

Capital Lease Obligations

In July 2006, Geokinetics USA, Inc., a wholly-owned subsidiary of the Company, entered into an equipment lease agreement with CIT Group/Equipment Financing, Inc. (“CIT”).  The parties entered into the lease with respect to the purchase of seismic data acquisition equipment.  The term of the lease was three years, with a purchase option at the expiration of the lease term.  The original amount of the lease was approximately $6.0 million and monthly payments were approximately $190,000.  In August 2008, the Company reduced the principal amount of this lease to $2.2 million and refinanced this equipment lease with a new facility from CIT in the amount of $5.0 million at a rate of 8.26% per annum for 24 months and monthly payments of approximately $226,700 yielding $2.8 million of new funds to the Company.  The unpaid balance of this lease as of June 30, 2009 was approximately $3.0 million.

On November 8, 2007, the Company entered into an additional capital lease facility with CIT Equipment/Financing, Inc. with a commitment of $25.0 million.  The interest rate was based on the three (3) or four (4) year swap rate reported by the Federal Reserve plus 325 basis points or 3.25%.  Initially, the Company executed four (4) equipment schedules totaling approximately $16.0 million with an interest rate of 7.72% and monthly payments totaling approximately $0.5 million.  On December 21, 2007, the Company executed an additional four (4) equipment schedules totaling $9.0 million with an interest rate of 7.36% and monthly payments totaling approximately $0.3 million. The balance at June 30, 2009 was approximately $12.8 million.

In April 2008, the Company entered into an additional equipment lease agreement with CIT for up to $10.0 million to finance seismic equipment purchases for its shallow water ocean bottom cable (“OBC”) operations in Australia.  In 2008, the Company executed two equipment schedules totaling approximately $9.9 million with interest rates ranging from 7.08% to 7.64% and monthly payments totaling approximately $0.4 million.  The unpaid balance of these schedules at June 30, 2009 was approximately $4.4 million.  The equipment securing this lease has moved to Angola, which required a waiver to move the equipment out of Australia.  The current waiver expires on October 31, 2009.

Other

From time to time, the Company enters into vendor financing arrangements to purchase certain equipment.  The equipment purchased from these vendors is paid over a period of time.  The total balance of vendor financing arrangements at June 30, 2009 was approximately $17.4 million.

The Company maintains various foreign bank overdraft facilities used to fund short-term working capital needs.  At June 30, 2009, there was $3.3 million outstanding under these facilities and the Company had approximately $9.0 million of availability.

NOTE 5: Income per Common Share

As described in Note 2, effective in 2009, the Company adopted FSP EITF 03-6-1, which requires the Company’s unvested restricted stock awards to be included in weighted average shares outstanding instead of being considered a common stock equivalent.  The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Numerator:
Net income (loss) applicable to common stockholders	$1,317	$(1,846)	$5,276	$741
Denominator:
Denominator for basic earnings per common share	10,579	10,519	10,576	10,500
Effect of dilutive securities:
Stock options	-	-	-	81
Warrants	-	-	-	2
Denominator for diluted earnings per common share	$10,579	$10,519	$10,576	$10,583
Income (loss) per common share:
Basic	$0.12	$(0.18)	$0.50	$0.07
Diluted	$0.12	$(0.18)	$0.50	$0.07

The denominator used for the calculation of diluted earnings per common share for the three and six months ended June 30, 2009 and 2008, excludes the effect of certain stock options, warrants and convertible preferred stock because the effect is anti-dilutive.  In total, at June 30, 2009, there were options to purchase 345,954 shares of common stock, warrants to purchase 514,105 shares of common stock, and preferred stock convertible into 4,074,450 shares of common stock.

The numerator used for the calculation of diluted earnings per share for the three and six months ended June 30, 2009 and 2008 is “Income applicable to common stockholders” as the convertible preferred stock was deemed to be anti-dilutive in that period.

NOTE 6: Income Taxes

Effective January 1, 2007, the Company adopted FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109 and prescribes a minimum recognition threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes on continuing operations in the consolidated statements of income. There were no unrecognized tax benefits as of the date of adoption.  There are no unrecognized tax benefits that if recognized would affect the tax rate for the quarter or six months ended ended June 30, 2009.

Income tax expense was $16.8 million for the six months ended June 30, 2009 with an effective tax rate of 64.1%. The increase in tax expense was due to an increase in the Company’s pre-tax income in certain of its foreign locations.   The Company currently has $138.8 million of net operating losses (NOL’s) in the United States, of which approximately $94.3 million are considered pre-acquisition NOL’s, and $65.9 million of NOL’s in our foreign locations of which $29.0 million are considered pre-acquisition NOL’s.

NOTE 7:  Commitments & Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business.  Management is of the opinion that none of the claims and actions will have a material adverse impact on the
Company’s financial position, results of operations or cash flows.

NOTE 8:  Related Party Transactions

The Company receives food, drink, and other catering services for its crews in one of its international locations from a company that is substantially owned by certain employees and former employees of the Company.  For the six months ended June 30, 2009 and 2008 the Company spent approximately $3.3 million and $2.6 million respectively with this company.  The company believes that all transactions have been arms-length on terms at least as favorable as market rates.

NOTE 9:  Condensed Consolidating Financial Information

On June 26, 2009, the Company filed a "shelf" registration statement with the Securities and Exchange Commission.  After this registration statement is declared effective, the Company may sell a combination of securities including senior and subordinated debt securities, common stock, preferred stock and warrants, from time to time in one or more offerings with an aggregate offering price of up to $250 million.  It is expected that debt securities that may be sold would be fully and unconditionally guaranteed, on a joint and several basis, by the parent and guarantor subsidiaries which will correspond to all subsidiaries located in the United States.  The non-guarantor subsidiaries consist of all subsidiaries and branches outside of the United States.

Separate condensed consolidating financial statement information for the parent, guarantor subsidiaries and non-guarantor subsidiaries as of June 30, 2009 and December 31, 2008 and for the three and six month periods ended June 30, 2009 and 2008 is as follows:

	June 30, 2009 (Unaudited)
BALANCE SHEET	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Current assets	$11,017	$19,046	$135,000	$-	$165,063
Property and equipment, net	17,928	160,910	20,923	-	199,761
Investment in subsidiaries	198,572	74,320	-	(272,892)	-
Intercompany accounts	87,936	(94,533)	6,598	-	-
Other non-current assets	1,080	75,418	12,366	-	88,864
Total assets	$316,533	$235,161	$174,887	$(272,892)	$453,688

LIABILITIES, MEZZANINE AND STOCKHOLDERS’ EQUITY
Current liabilities	$37,654	$29,092	$91,179	$-	$157,925
Long term debt and capital lease obligations, net of current portion	44,127	335	2,911	-	47,373
Deferred Income tax and other non-current liabilities	-	10,932	2,707	-	13,639
Total liabilities	81,781	40,359	96,797	-	218,937
Mezzanine equity	98,956	-	-	-	98,956
Stockholders’ equity	135,796	194,802	78,090	(272,892)	135,795
Total liabilities, mezzanine and stockholders’ equity	$316,533	$235,161	$174,887	$(272,892)	$453,688

	December 31, 2008
BALANCE SHEET	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Current assets	$3,348	$32,299	$115,154	$-	$150,801
Property and equipment, net	12,174	168,099	25,012	-	205,285
Investment in subsidiaries	172,687	32,659	370	(205,716)	-
Intercompany accounts	129,815	(93,365)	(36,450)	-	-
Other non-current assets	1,038	70,812	11,780	-	83,630
Total assets	$319,062	$210,504	$115,866	$(205,716)	$439,716

LIABILITIES, MEZZANINE AND STOCKHOLDERS’ EQUITY
Current liabilities	$36,670	$37,255	$69,791	$-	$143,716
Long term debt and capital lease obligations, net of current portion	57,850	-	-	-	57,850
Deferred Income tax and other non-current liabilities	-	10,932	2,676	-	13,608
Total liabilities	94,520	48,187	72,467	-	215,174
Mezzanine equity	94,862	-	-	-	94,862
Stockholders' equity	129,680	162,317	43,399	(205,716)	129,680
Total liabilities, mezzanine and stockholders' equity	$319,062	$210,504	$115,866	$(205,716)	$439,716

	Three months ended June 30, 2009 ( Unaudited)
STATEMENT OF OPERATIONS	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net revenues	$-	$28,279	$125,736	$(9,175)	$144,840
Equity in subsidiaries results	15,477	19,721	-	(35,198)	-

Expenses:
Seismic acquisition and data processing	2,541	15,854	93,263	(9,175)	102,483
Depreciation and amortization	446	10,722	1,699	-	12,867
General and administrative	7,596	1,429	3,579	-	12,604
Other, net	(1)	101	443	-	543
Total expenses	10,582	28,106	98,984	(9,175)	128,497
Income ( loss) from operations	4,895	19,896	26,752	(35,198)	16,345
Interest expense, net	(1,483)	(88)	(46)	-	(1,617)
Other income (expenses), net	(29)	(3,736)	4,013	-	248
Income (loss) before income taxes	3,383	16,072	30,719	(35,198)	14,976
Provision for income Taxes	-	(406)	11,999	-	11,593
Net income (loss)	$3,383	$16,478	$18,720	$(35,198)	$3,383

	Three months ended June 30, 2008 ( Unaudited)
STATEMENT OF OPERATIONS	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net revenues	$-	$48,794	$72,767	$(7,982)	$113,579
Equity in subsidiaries results	8,551	1,595	-	(10,146)	-

Expenses:
Seismic acquisition and data processing	1,493	32,296	65,760	(7,982)	91,567
Depreciation and amortization	378	9,167	2,242	-	11,787
General and administrative	5,808	1,729	2,049	-	9,586
Other, net	-	(202)	(91)	-	(293)
Total expenses	7,679	42,990	69,960	(7,982)	112,647
Income ( loss) from operations	872	7,399	2,808	(10,146)	932
Interest expense, net	(1,417)	(104)	65	-	(1,456)
Other income (expenses), net	-	1,465	(1,293)	-	172
Income (loss) before income taxes	(545)	8,758	1,580	(10,146)	(352)
Provision for income Taxes	-	204	(12)	-	193
Net income (loss)	$(545)	$8,554	$1,592	$(10,146)	$(545)

	Six months ended June 30, 2009 ( Unaudited)
STATEMENT OF OPERATIONS	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net revenues	$-	$62,891	$247,217	$(18,350)	$291,758
Equity in subsidiaries results	33,051	34,077	-	(67,128)	-

Expenses:
Seismic acquisition and data processing	4,804	37,956	186,303	(18,350)	210,713
Depreciation and amortization	1,033	20,607	3,724	-	25,364
General and administrative	14,846	4,153	6,909	-	25,908
Other, net	(1)	91	646	-	736
Total expenses	20,683	62,806	197,582	(18,350)	262,721
Income ( loss) from operations	12,369	34,162	49,635	(67,128)	29,037
Interest expense, net	(2,932)	(150)	(14)	-	(3,096)
Other income (expenses), net	(65)	(1,527)	1,818	-	226
Income (loss) before income taxes	9,371	32,484	51,439	(67,128)	26,167
Provision for income Taxes	-	-	16,798	-	16,798
Net income (loss)	$9,371	$32,484	$34,641	$(67,128)	$9,369

	Six months ended June 30, 2008 ( Unaudited)
STATEMENT OF OPERATIONS	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net revenues	$-	$93,258	$151,753	$(11,278)	$233,733
Equity in subsidiaries results	20,465	10,378	-	(30,843)	-

Expenses:
Seismic acquisition and data processing	2,726	66,921	125,613	(11,278)	183,982
Depreciation and amortization	696	17,526	4,556	-	22,778
General and administrative	10,966	3,449	4,473	-	18,888
Other, net	-	(207)	(5)	-	(212)
Total expenses	14,388	87,690	134,637	(11,278)	225,436
Income ( loss) from operations	6,077	15,946	17,116	(30,843)	8,297
Interest expense, net	(2,759)	(245)	227	-	(2,777)
Other income (expenses), net	-	(1,106)	617	-	(489)
Income (loss) before income taxes	3,318	14,595	17,961	(30,843)	5,031
Provision for income Taxes	-	376	1,337	-	1,713
Net income (loss)	$3,318	$14,219	$16,624	$(30,843)	$3,318

	Six months ended June 30, 2009 ( Unaudited)
STATEMENT OF CASH FLOWS	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net cash provided ( used in) operating activities	$12,999	$40,664	$(7,979)	$-	$45,684
Net cash provided ( used in) investing activities	(6,787)	(15,165)	(280)	-	(22,232)
Net cash provided ( used in) financing activities	(463)	(22,870)	7,250	-	(16,083)
Net increase ( decrease) in cash	$5,749	$2,629	$(1,009)	$-	$7,369

	Six months ended June 30, 2008 ( Unaudited)
STATEMENT OF CASH FLOWS	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net cash provided ( used in) operating activities	$(17,895)	$38,188	$4,224	$-	$24,517
Net cash provided ( used in) investing activities	(2,635)	(26,288)	(5,099)	-	(34,022)
Net cash provided ( used in) financing activities	20,139	(11,135)	867	-	9,871
Net increase ( decrease) in cash	$(391)	$765	$(8)	$-	$366

NOTE 10:  Subsequent Events

On June 26, 2009, the Company announced the commencement of a voluntary stock option exchange program (“Exchange Offer”).  Eligible employees were provided the opportunity to surrender certain outstanding underwater incentive stock options granted in December 2007 with an exercise price of $28.00 in exchange for a lesser amount of replacement incentive stock options with a lower exercise price.  The  Exchange Offer expired at 5:00 p.m., Central, on July 27, 2009.  Pursuant to the Exchange Offer, 237,150 eligible stock options were tendered, representing 99.3% of the total stock options eligible for exchange in the Exchange Offer.  On July 27, 2009, the Company granted an aggregate of 218,178 new stock options in exchange for eligible stock options surrendered in the Exchange Offer.  The exercise price of the new stock option is $14.73, which was the closing price of Geokinetics common stock on July 27, 2009, as reported by the NYSE Amex market.  The incremental change to the Company’s remaining stock option expense related to these options is not expected to be material to the Company’s financial results.

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

The Company provides a suite of geophysical services including acquisition of 3D, two-dimensional (“2D”) and multi-component seismic data surveys; data processing and interpretation services and other geophysical services, including the Company’s recent entry into the seismic data library business, for customers in the oil and natural gas industry, which include many national oil companies, major international oil companies and smaller independent oil and natural gas exploration and production (“E&P”) companies in the United States, Canada, Central and South America, Africa, the Middle East, Australia/New Zealand and the Far East.  Seismic data is used by E&P companies to identify and analyze drilling prospects and maximize successful drilling.  In addition, the Company performs work for seismic data library companies that acquire seismic data to license to E&P companies rather than for their own use.

The seismic services industry is dependent upon the spending levels of oil and natural gas companies for exploration, development, exploitation and production of oil and natural gas.  These spending levels have traditionally been heavily influenced by the prices of oil and natural gas.  During the past three years, the oil and natural gas industry have seen significant increases in activity resulting from continuing high commodity prices for oil and natural gas.  The Company’s seismic data acquisition services segment has benefited from the increased activity resulting from high commodity prices for oil and natural gas over the past three years and from its reputation as a provider of high-quality seismic surveys resulting in improved revenues and operating margins and improved contract terms with is customers.  However, most recently oil and natural gas prices have significant instability which to date has negatively impacted the Company’s North American reporting unit.  To the extent that this instability in oil and gas prices results in a further decrease in oil and gas exploration activities, the Company’s cash flows from operations could be directly affected.  If a global recession occurs, commodity prices may be depressed for an extended period of time, which could alter the Company’s acquisition and exploration plans, and adversely affect its growth strategy.

     The financial markets are undergoing unprecedented disruptions.  Many financial institutions have liquidity concerns prompting intervention from governments.  The Company’s exposure to the disruptions in the financial markets includes its credit facilities, capital leases, ability to access the capital markets and the safety of investments.

     The Company’s revolving credit facility is committed until May 2012.  If the disruption in the financial markets continues for an extended period of time, replacement of the credit facility may be unavailable or more expensive.  Difficulties in the credit markets may cause the banks to be more restrictive when re-calculating the borrowing base.

     The Company’s cash and cash equivalents, which total approximately $20.7 million, consist of cash deposits primarily in Wells Fargo bank and other local banks. If one of these financial institutions were not to perform, the Company could suffer losses.

     In the past the Company has accessed the capital markets to finance its growth.  Recent instability in the financial markets has made the Company’s ability to access to the equity markets uncertain.  Until these conditions stabilize, the Company is unlikely to access the public markets, which may limit the Company’s ability to pursue its growth strategy.

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

For the three months ended June 30, 2009, seismic acquisition revenue totaled $142.4 million as compared to $110.5 million for the same period of 2008, an increase of 29%.  This increase in seismic acquisition revenue is primarily a result of the Company’s investment in additional capacity, which has allowed the Company to expand into additional countries and bolster existing equipment quantities for increased acquisition capabilities.  The expansion into new markets has supplied the Company with increased amounts of shallow water marine and transition zone work which is a higher priced service than the traditional land acquisition.

Seismic data acquisition revenues from North America for the three months ended June 30, 2009 were $18.1 million or 13% of total seismic data acquisition revenue compared to $44.1 million or 40% of total seismic data acquisition revenue for the same period in 2008.  The decrease is primarily due to United States revenue decreases when compared to the same period in 2008 due to reduced crew count and a reduction in demand for the Company’s services in that region.  The Company has reduced crew counts further from six at the end of the first quarter 2009 to four at June 30, 2009.

Seismic data acquisition revenues from from international operations for the three months ended June 30, 2009 were $124.3 million or 87% of total seismic data acquisition revenue compared to $66.4 million or 60% of total seismic data acquisition revenue for the same period in 2008.  The large increase in International revenues is attributable to expansion into new markets coupled with excellent production in markets in which the Company has historically operated.  Additionally, over the last year the job mix for the International operations has shifted to larger amounts of shallow water marine and transition zone acquisition.

Data processing revenue declined slightly to $2.5 million for the three months ended June 30, 2009 as compared to $3.1 million for the same period of 2008.  The Company operates two processing centers, one in the United States and one in the United Kingdom.  The decline is coming primarily from North America, resulting from slower market conditions in the United States.

Total seismic acquisition operating expenses were $100.2 million for the three months ended June 30, 2009 as compared to $89.2 million for the same period of 2008, an increase of 12%.  Seismic acquisition operating expenses as a percentage of revenue were 70% for the three months ended June 30, 2009 as compared to 81% for the same period in the prior year.  This decrease in operating expenses as a percentage of revenue is a result of lower crew idle time and mobilization between projects.

Seismic acquisition operating expenses from North America for the three months ended June 30, 2009 were $14.7 million, or 81% of total North America seismic data acquisition revenue, compared to $33.8 million, or 77% of total North America seismic data acquisition revenue for the same period in 2008.  The costs as a percentage of revenue have increased due to declining revenues in the region.  The Company continually evaluates the current operational structure of the crews to make sure they are producing at optimal levels.

Seismic acquisition operating expenses from international operations for the three months ended June 30, 2009 were $85.5 million, or 69% of total International seismic data acquisition revenue, compared to $55.4 million, or 83% of total International seismic data acquisition revenue for the same period in 2008.  International operating expenses are lower, as a percentage of revenue, as a result of larger projects which reduce idle time between projects and the increased exposure to higher margin work such as transition zone and OBC work.

Data processing operating expenses were $2.2 million for the three months ended June 30, 2009, as compared to $2.3 million for the same period of 2008, as a result of declining activity levels.

Depreciation and amortization expense for the three months ended June 30, 2009 totaled $12.9 million as compared to $11.8 million for the same period of 2008, an increase of $1.1 million or 9%.  This is primarily attributable to the increase in fixed assets resulting from the Company’s capital expenditure program.

General and administrative expenses for the three months ended June 30, 2009 were $12.6 million, or 9% of revenues, as compared to $9.6 million, or 9% of revenues, for the same period of 2008.  General and administrative expenses have increased as a result of severance costs and the implementation of enterprise-wide initiatives to improve the quality of operations.

Interest expense for the three months ended June 30, 2009 increased by $0.1 million to $1.7 million as compared to $1.6 million for the same period of 2008.  This increase is due to additional borrowings and vendor financing related to purchases of equipment.  This new equipment was purchased to expand into new markets and to bolster existing quantities of seismic data acquisition equipment.

Income tax expense was $11.6 million for the three months ended June 30, 2009 compared to $0.2 million in the second quarter of 2008.  The increased expense in the current period was due to an increase in pre-tax income in certain foreign locations and tax based upon revenue in certain foreign locations.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

For the six months ended June 30, 2009, seismic acquisition revenue totaled $286.5 million as compared to $227.8 million for the same period of 2008, an increase of 26%.  This increase in seismic acquisition revenue is primarily a result of the Company’s investment in additional capacity, which has allowed the Company to expand into additional countries and bolster existing equipment quantities for increased acquisition capabilities.  The expansion into new markets has supplied the Company with increased amounts of shallow water marine and transition zone work which is a higher priced service than the traditional land acquisition.

Seismic data acquisition revenues from North America for the six months ended June 30, 2009 were $54.0 million or 19% of total seismic data acquisition revenue compared to $105.8 million or 46% of total seismic data acquisition revenue for the same period in 2008.  The decrease is due to reduced demand for services in Canada resulting in the Company operating 40% fewer crews during the winter season in 2009 as compared to 2008.  The United States revenues also decreased when compared to the same period in 2008 due to a reduction in demand for the Company’s services in that region.  The US has experienced decreased commodity prices coupled with a weakening marketplace that has temporarily slowed demand for these crews.  As a result, the Company has reduced the number of crews operating in this region in the six months ended June 30, 2009.

Seismic data acquisition revenues from international operations for the six months ended June 30, 2009 were $232.5 million or 81% of total seismic data acquisition revenue compared to $122.0 million or 54% of total seismic data acquisition revenue for the same period in 2008.  The large increase in revenues from International operations is attributable to the Company’s expansion into new markets coupled with better than expected production in certain markets in which the Company has historically operated.  Additionally, over the last year the job mix for the International operations has shifted toward shallow water marine and transition zone acquisition.

Data processing revenue totaled $5.3 million for the six months ended June 30, 2009 as compared to $6.0 million for the same period of 2008, which represents a decrease of 12% resulting from slowing market conditions in the United States.

Total seismic acquisition operating expenses were $206.3 million for the six months ended June 30, 2009 as compared to $179.4 million for the same period of 2008, an increase of 15%.  Seismic acquisition operating expenses as a percentage of revenue were 72% for the six months ended June 30, 2009 as compared to 79% for the same period in the prior year.  This increase in total expense is a result of expansion into new countries that require additional costs to establish acquisition crews.  Additionally, the cost to acquire data in the shallow water marine and transition zone are generally higher than that of land acquisition.

Seismic acquisition operating expenses from North America for the six months ended June 30, 2009 were $43.1 million, or 80% of total North America seismic data acquisition revenue, compared to $80.9 million, or 76% of total North America seismic data acquisition revenue for the same period in 2008.  The costs as a percentage of revenue have increased due to declining revenues in the region.  The Company continually evaluates the current operational structure of the crews to make sure they are producing at optimal levels.

Seismic acquisition operating expenses from international operations for the six months ended June 30, 2009 were $163.2 million, or 70% of revenue, compared to $98.5 million, or 81% of revenues for the same period in 2008.  International operations expenses are lower, as a percentage of revenue, as a result of larger projects which reduce idle time between projects and the increased exposure to higher margin work such as transition zone and OBC work.

Data processing operating expenses totaled $4.4 million for the six months ended June 30, 2009, as compared to $4.6 million for the same period of 2008, thus showing no material changes to the operations of the business.

Depreciation and amortization expense for the six months ended June 30, 2009 totaled $25.4 million as compared to $22.8 million for the same period of 2008, an increase of $2.6 million or 11%.  This is primarily attributable to the increase in fixed assets resulting from the Company’s capital expenditure program.

General and administrative expenses for the six months ended June 30, 2009 were $25.9 million, or 9% of revenues, as compared to $18.9 million, or 8% of revenues, for the same period of 2008.  General and administrative expenses have increased as a result of severance costs and the implementation of enterprise-wide initiatives designed to improve the quality of operations.

Interest expense for the six months ended June 30, 2009 increased by $0.2 million to $3.3 million as compared to $3.1 million for the same period of 2008.  This increase is due to additional borrowings and vendor financing related to purchases of equipment.  This new equipment was purchased to expand into new markets and to bolster existing quantities of seismic data acquisition equipment.

Income tax expense was $16.8 million for the six months ended June 30, 2009 compared to $1.7 million for the same period of 2008.  The increased expense in the current period was due to an increase in pre-tax income in certain foreign locations and tax based upon revenue in certain foreign locations.

Liquidity and Capital Resources

     The Company’s primary sources of cash flow are generated from its operations, debt and equity offerings, its revolving credit facility, equipment financing and trade credit. The Company’s primary uses of cash are operating expenses and expenditures associated with upgrading and expanding the Company’s capital asset base.  As of June 30, 2009, the Company had available liquidity as follows:

     Available cash:                                                                                          $20.7 million
     Undrawn borrowing capacity under Revolving Credit Facility:        $30.8 million
     Net available liquidity at June 30, 2009:                                                 $51.5 million

     The Company maintains various foreign bank overdraft facilities used to fund short-term working capital needs.  At June 30, 2009, there was $3.3 million outstanding under these facilities and the Company had approximately $9.0 million of availability.  However, due to the limitations on the ability to remit funds to the United States, this amount has not been included in the available liquidity table above.

     Net cash provided by operating activities was $45.7 million for the six months ended June 30, 2009 compared to net cash provided by operating activities of $24.5 million for the six months ended June 30, 2008.  The increase in operational cash flow is mainly driven by improved operating results and improved working capital.

Net cash used in investing activities was $22.2 million for the six months ended June 30, 2009 compared to net cash used in investing activities of $34.0 million for the six months ended June 30, 2008. These amounts primarily represent capital expenditures made during the respective six month period.

In addition, the Company’s Board of Directors approved a $12.7 million investment in an interest in data that the Company will retain in conjunction with a data acquisition survey that will be completed by the Company.  The data will be acquired in the United States and co-owned by the Company and its customer.  The Company expects that proceeds from the sale of licenses to the data already committed will be sufficient to cover the Company’s share of cash costs to acquire the data.  As of June 30, 2009 the Company’s portion of the amount spent to aquire the data was $5.1 million.

Net cash used in financing activities was $16.1 million for the six months ended June 30, 2009 as compared to net cash provided by financing activities of $9.8 million for the six months ended June 30, 2008. The cash used in financing activities during the 2009 period is primarily repayments of debt, capital leases, and vendor financings partially offset by borrowings on the Revolver used to fund the purchase of capital assets and working capital requirements.

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

The amount available to borrow under the Revolver is dependent upon the calculation of a monthly borrowing base that is composed of eligible accounts receivables and eligible fixed assets.  The borrowing base can fluctuate from time to time due to changes in accounts receivable balances and appraisals of fixed assets.  Based on the Company’s borrowing base calculation in effect at June 30, 2009, the Company had available credit under this facility of $70.0 million reduced by standby letters of credit totaling $2.3 million issued by PNC under the revolver.  At June 30, 2009, the Company had a balance of $36.9 million drawn under the Revolver.  Amounts available to be drawn under the Revolver are subject to borrowing base limitations; therefore, the Company may not always have access to the maximum amount.  The borrowing base is predominately determined by North American accounts receivable and fixed assets.  The North American market has deteriorated significantly and is expected to negatively impact the Company’s borrowing base in the near future.  The rate of the PNC facility is currently the prime rate plus 1.5%.

The significant financial covenants of the Credit Agreement: (i) require the Company to (a) maintain a specified net worth, as defined, and (b) maintain a specified fixed charge coverage ratio, as defined; and (ii) restrict the Company’s ability to (a) merge, acquire, or sell assets, (b) guarantee the indebtedness of others, (c) make certain investments, (d) make capital investments, (e) pay dividends other than dividends on preferred stock, (f) incur additional indebtedness, and (g) prepay debt.  As of June 30, 2009 the Company was in compliance with all of the covenants mentioned above.

Capital Lease Obligations

In July 2006, Geokinetics USA, Inc., a wholly-owned subsidiary of the Company, entered into an equipment lease agreement with CIT Group/Equipment Financing, Inc. (“CIT”).  The parties entered into the lease with respect to the purchase of seismic data acquisition equipment.  The term of the lease was three years, with a purchase option at the expiration of the lease term.  The original amount of the lease was approximately $6.0 million and monthly payments were approximately $190,000.  In August 2008, the Company reduced the principal amount of this lease to $2.2 million and refinanced this equipment lease with a new facility from CIT in the amount of $5.0 million at a rate of 8.26% per annum for 24 months and monthly payments of approximately $226,700 yielding $2.8 million of new funds to the Company.  The unpaid balance of this lease as of June 30, 2009 was approximately $3.0 million.

On November 8, 2007, the Company entered into an additional capital lease facility with CIT Equipment/Financing, Inc. with a commitment of $25.0 million.  The interest rate was based on the three (3) or four (4) year swap rate reported by the Federal Reserve plus 325 basis points or 3.25%.  Initially, the Company executed four (4) equipment schedules totaling approximately $16.0 million with an interest rate of 7.72% and monthly payments totaling approximately $0.5 million.  On December 21, 2007, the Company executed an additional four (4) equipment schedules totaling $9.0 million with an interest rate of 7.36% and monthly payments totaling approximately $0.3 million. The balance at June 30, 2009 was approximately $12.8 million.

In April 2008, the Company entered into an additional equipment lease agreement with CIT for up to $10.0 million to finance seismic equipment purchases for its shallow water ocean bottom cable (“OBC”) operations in Australia.  In 2008, the Company executed two equipment schedules totaling approximately $9.9 million with interest rates ranging from 7.08% to 7.64% and monthly payments totaling approximately $0.4 million.  The unpaid balance of these schedules at June 30, 2009 was approximately $4.4 million.  The equipment securing this lease has moved to Angola, which required a waiver to move the equipment out of Australia.  The current waiver expires on October 31, 2009.

Other

From time to time, the Company enters into vendor financing arrangements to purchase certain equipment.  The equipment purchased from these vendors is paid over a period of time.  The total balance of vendor financing arrangements at June 30, 2009 was approximately $17.4 million.

The Company maintains various foreign bank overdraft facilities used to fund short-term working capital needs.  At June 30, 2009, there was $3.3 million outstanding under these facilities and the Company had approximately $9.0 million of availability.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements during the second quarter of 2009, that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates.  Market risk is defined for these purposes as the potential for change in the fair value of debt instruments resulting from an adverse movement in interest rates.  As of June 30, 2009, the Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable.  The carrying amounts reported in the condensed consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair market value due to the short maturity of those instruments.  The carrying amount of debt reported in the condensed consolidated balance sheets approximate fair value because the interest on the underlying instruments approximates market rates.  The Company is not a party to any hedge arrangements, commodity swap agreements or other derivative financial instruments.  The Company’s seismic data acquisition and seismic data processing segments utilize foreign subsidiaries and branches to conduct operations outside of the United States.  These operations expose the Company to market risks from changes in foreign exchange rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

    Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company has performed an evaluation of the design, operation and effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2009.  Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that such disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in its reports filed or submitted under the Exchange Act within the required time period.

Changes in Internal Control.

There have not been any changes in the Company’s internal control (as defined in the Exchange Act Rule 13a-15(f) of the Securities Exchange Act) during the six months ending June 30, 2009, that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.  The Company seeks to continually improve aspects of its system of internal controls as noted below, however, these improvements did not rise to the level of materially affected.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

        On May 27, 2009, the Company held its 2009 Annual Meeting of Stockholders.  The total outstanding voting securities eligible to vote were 14,575,091 shares, which consisted of 10,580,501 shares of Common Stock, $0.01 par value, and 3,994,590 shares of Common Stock upon the conversion of 399,459 shares of Series B Senior Convertible Preferred Shares, $10.00 par value, voting together as a single class.  The stockholders were asked to take the following actions:

1.	Elect seven directors to Geokinetics’ seven-member Board of Directors, each to hold office for a term of one year;

2.
Approve a one-time stock option repricing and exchange program under which eligible employees (including executive officers) would be able to elect to exchange certain outstanding options issued under equity plans for new lower priced options which would include modifications to option vesting and term; and

3.	Approve the appointment of UHY LLP as Geokinetics’ independent public accountants for the fiscal year ending December 31, 2009.

PROPOSAL 1 – ELECTION OF DIRECTORS

The following incumbent directors stood for re-election:

Name	Position	Director Since
William R. Ziegler	Chairman (non-executive) (since February 2, 1999 and Director)	1997
Richard F. Miles	President, Chief Executive Officer and Director	2007
Christopher M. Harte	Director	1997
Steven A. Webster	Director	1997
Gary M. Pittman	Director	2006
Robert L. Cabes, Jr.	Director	2006
Christopher D. Strong	Director	2007

The results of the vote were as follows:

Name	For	Against	Abstain
William R. Ziegler	12,327,860	148,807	2,009
Richard F. Miles	12,383,940	92,727	2,009
Christopher M. Harte	12,356,598	120,069	2,009
Steven A. Webster	12,383,961	92,705	2,010
Gary M. Pittman	12,295,435	181,231	2,010
Robert L. Cabes, Jr.	12,359,891	116,776	2,009
Christopher D. Strong	12,408,223	67,848	2,605

PROPOSAL 2 – APPROVAL OF ONE-TIME STOCK OPTION REPRICING AND EXCHANGE PROGRAM

The results of the vote were as follows:

For	Against	Abstain
11,242,615	1,221,519	14,542

PROPOSAL 3 – APPROVAL OF THE APPOINTMENT OF GEOKINETICS’ INDEPENDENT PUBLIC ACCOUNTANTS

The results of the vote were as follows:

For	Against	Abstain
12,473,194	4,349	1,133

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

GEOKINETICS INC.

Date:  August 7, 2009                                                                          /s/ Richard F. Miles
Richard F. Miles
President and Chief Executive Officer

Date:  August 7, 2009                                                                          /s/ Scott A. McCurdy
Scott A. McCurdy
Vice President and Chief Financial Officer

Date:  August 7, 2009                                                                          /s/ Mark A. Hess
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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 7, 2009	/s/ Richard F. Miles
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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 7, 2009	/s/ Scott A. McCurdy
Scott A. McCurdy
Vice President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. § 1350
(Section 906 of Sarbanes-Oxley Act of 2002)

In connection with the Quarterly Report of Geokinetics Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard F. Miles, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: August 7, 2009	/s/ Richard F. Miles
Richard F. Miles
President and Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. § 1350
(Section 906 of Sarbanes-Oxley Act of 2002)

In connection with the Quarterly Report of Geokinetics Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Scott A. McCurdy, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: August 7, 2009	/s/ Scott A. McCurdy
Scott A. McCurdy
Vice President and Chief Financial Officer