Form 10-Q
period 2009-11-09
GEOKINETICS INC
filed 2009-11-09
CIK 314606

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes    [    ]                   No   [ X ]

At November 2, 2009, there were 10,822,192 shares of common stock, par value $0.01 per share, outstanding.

                        GEOKINETICS INC.
                        INDEX

PART I.  FINANCIAL INFORMATION

Geokinetics Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,395	$13,341
Restricted cash	2,014	9,921
Accounts receivable, net of allowance for doubtful accounts of $2,720 at September 30, 2009 and $3,944 at December 31, 2008	117,630	91,753
Deferred costs	19,814	25,372
Prepaid expenses and other current assets	14,921	10,414
Total current assets	173,774	150,801
Property and equipment:
Cost	295,365	269,836
Less: Accumulated depreciation and amortization	(100,432)	(64,551)
	194,933	205,285
Goodwill	73,414	73,414
Other assets, net	17,408	10,216
Total assets	$459,529	$439,716

LIABILITIES, MEZZANINE AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt and capital lease obligations	$23,799	$33,096
Accounts payable	36,176	49,056
Accrued liabilities	59,644	29,968
Unearned revenue	29,396	29,995
Federal income taxes payable	12,565	1,601
Total current liabilities	161,580	143,716
Long-term debt and capital lease obligations, net of current portion	51,594	57,850
Deferred income tax and other non-current liabilities	13,716	13,608
Total liabilities	226,890	215,174

Commitments & Contingencies
Mezzanine equity: Preferred stock, Series B Senior Convertible, $10.00 par value;
415,591 shares issued and outstanding as of September 30, 2009 and 391,629 shares issued and outstanding as of December 31, 2008	101,054	94,862
Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized, 10,811,189 shares issued and outstanding as of September 30, 2009 and 10,580,601 shares issued and 10,470,233 shares outstanding as of December 31, 2008	106	106
Additional paid-in capital	184,214	188,940
Accumulated deficit	(52,755)	(59,386)
Accumulated other comprehensive income	20	20
Total stockholders’ equity	131,585	129,680
Total liabilities, mezzanine and stockholders’ equity	$459,529	$439,716

See accompanying notes to the condensed consolidated financial statements.

Geokinetics Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009		2008	2009	2008
Revenue:
Seismic acquisition and related activities	$94,338		$119,880	$380,796	$347,638
Data processing	2,511		3,227	7,812	9,202
Total revenue	96,849		123,107	388,608	356,840
Expenses:
Seismic acquisition and related activities	65,203		92,086	271,507	271,499
Data processing	2,010		2,245	6,420	6,814
Depreciation and amortization	16,315		12,937	41,678	35,715
General and administrative	13,205		10,399	39,113	29,286
Total Expenses	96,733		117,667	358,718	343,314
(Loss) gain on disposal of property and equipment	(1,406)		25	(2,142)	(461)
Gain on insurance claims	-		-	-	697
Income from operations	(1,290)		5,465	27,748	13,762
Other income (expenses):
Interest income	12		224	198	510
Interest expense	(1,244)		(1,946)	(4,526)	(5,009)
Foreign exchange gain (loss)	1,169		668	1,299	483
Other, net	96		-	192	(304)
Total other expenses, net	33		(1,054)	(2,837)	(4,320)
Income (loss) before income taxes	(1,257)		4,411	24,911	9,442
Provision for income taxes	1,482		2,433	18,280	4,146
Net income (loss)	(2,739)		1,978	6,631	5,296
Returns to preferred stockholders:
Dividend and accretion costs	2,106		1,766	6,199	4,343
Income (loss) applicable to common stockholders	$(4,845	) $	212	$432	$953

Income per common share
Basic	$(0.45)		$0.02	$0.04	$0.09
Diluted	$(0.45)		$0.02	$0.04	$0.09

Weighted average common shares outstanding
Basic	10,776		10,418	10,542	10,363
Diluted	10,776		10,518	10,542	10,463

See accompanying notes to the condensed consolidated financial statements.

Geokinetics Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
OPERATING ACTIVITIES
Net income	$6,631	$5,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,675	35,715
Deferred financing costs	349	236
Stock-based compensation	1,611	1,445
Gain (loss) on sale of assets and insurance claims	2,092	(236)
Changes in operating assets and liabilities:
Restricted cash	7,907	(1,559)
Accounts receivable	(25,878)	(20,496)
Prepaid expenses and other assets	(2,274)	(24,164)
Accounts payable	(12,879)	33,297
Accrued and other liabilities	40,209	140
Net cash provided by operating activities	59,443	29,674
INVESTING ACTIVITIES
Investment in multi-client data library	(7,490)	-
Oil and gas interests obtained in conjunction with seismic surveys	-	(6,101)
Proceeds from disposal of property and equipment and insurance claims	885	1,481
Purchases and acquisition of property and equipment	(26,517)	(38,312)
Net cash used in investing activities	(33,122)	(42,932)
FINANCING ACTIVITIES
Proceeds from borrowings	118,840	171,076
Proceeds from exercised options	-	593
Stock issuance costs	(145)	(860)
Proceeds from stock issuance	-	30,001
Payments on capital lease obligations and vendor financings	(30,251)	(19,195)
Payments on debt	(108,711)	(169,078)
Net cash provided by (used in) financing activities	(20,267)	12,537
Net increase in cash	6,054	(721)
Cash at beginning of period	13,341	15,125
Cash at end of period	$19,395	$14,404

Supplemental disclosures related to cash flows:
Interest paid	$4,671	$4,872
Taxes paid	$5,838	$1,283
Purchase of equipment under capital lease and vendor financing obligations	$4,569	$31,282

See accompanying notes to the condensed consolidated financial statements.

Geokinetics Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
and other Comprehensive Income
(In thousands, except share data)
(Unaudited)

	Common Shares Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2009	10,580,601	$106	$188,940	$(59,386)	$20	$129,680
Stock-based compensation	-	-	1,611	-	-	1,611
Restricted stock issued (forfeited)	230,588	-	-	-	-	-
Accretion of preferred issuance costs	-	-	(186)	-	-	(186)
Accrual of preferred dividends	-	-	(6,019)	-	-	(6,019)
Cost of issuance of securities	-	-	(132)	-	-	(132)
Net income	-	-	-	6,631	-	6,631
Balance at September 30, 2009	10,811,189	$106	$184,214	$(52,755)	$20	$131,585

See accompanying notes to the condensed consolidated financial statements

GEOKINETICS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  NOTE 1: Organization

Geokinetics Inc. (collectively with its subsidiaries, the “Company”), a Delaware corporation, founded in 1980, is based in Houston, Texas. The Company is a global provider of seismic data acquisition services, and a leader in providing land, marsh and swamp (“Transition Zone”) and shallow water ocean bottom cable (“OBC”) environment acquisition services to the oil and natural gas industry.  In addition, the Company provides seismic data processing and interpretation services to complement its data acquisition services. The Company has also recently entered the seismic data library business whereby the Company will retain an ownership interest in data acquired for future licensing.  Seismic data is used by oil and natural gas exploration and production (“E&P”) companies to identify and analyze drilling prospects to maximize successful drilling. The Company, which has been operating in some regions for over twenty years, provides seismic data acquisition services in the United States and Canada, as well as internationally in Central and South America, Africa, the Middle East, Australia, New Zealand and the Far East. The Company primarily performs three-dimensional (“3D”) seismic data acquisition for its customers, which include many national and international oil companies and smaller independent E&P companies.  The Company’s crews are scalable and specifically configured for each project.  In addition, the Company derives a significant portion of its revenue from services provided to seismic data library companies that acquire seismic data to license to E&P companies rather than for their own use.

NOTE 2: Basis of Presentation and Significant Accounting Policies

    The unaudited condensed consolidated financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to provide a fair presentation of the financial condition and results of operations for the periods presented.  All such adjustments are of a normal recurring nature.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC.  These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2008.  The results of operations for the three and nine months ended September 30, 2009, are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

Certain reclassifications have been made to prior periods financial statements to conform to the current presentation.

Effective January 1, 2008, the Company adopted FASB Accounting Standards Codification (“ASC”) Topic 820 as it relates to financial assets and financial liabilities.  Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The standard establishes a framework for measuring fair value under generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements.  The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements.

In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates.  Market risk is defined for these purposes as the potential for change in the fair value of debt instruments resulting from an adverse movement in interest rates.  As of September 30, 2009, the Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable.  The carrying amounts reported in the condensed consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair market value due to the short maturity of those instruments.  The carrying amount of debt reported in the condensed consolidated balance sheets approximate fair value because, in general, the interest on the underlying instruments approximates market rates.  The Company is not a party to any hedge arrangements, commodity swap agreement or other derivative financial instruments.  The Company’s seismic data acquisition and seismic data processing segments utilize foreign subsidiaries and branches to conduct operations outside of the United States.  These operations expose the Company to market risks from changes in foreign exchange rates.

Effective January 1, 2009, the Company adopted FASB ASC Topic 260, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”  ASC Topic 260 requires unvested restricted stock awards that contain rights to non-forfeitable dividends to be included in the denominator of both basic and diluted earnings per share (“EPS”) calculations.  Prior period EPS was not materially affected by the adoption of ASC Topic 260.

The Company collects and processes geophysical data for its own account and retains ownership rights.  It licenses the data to customers on a non-transferable basis through a third party.  In some circumstances, it has sold, on a non-exclusive basis, rights to the data prior to collecting and processing such data, i.e., it has made the first of what we anticipate will be multiple discrete sales of licenses to the same data.  The Company capitalizes all costs directly associated with acquiring and processing the data, including the depreciation of the assets used in production of the surveys.  We refer to these costs as our gross multi-client investment.

The capitalized cost of the multi-client data is charged to depreciation and amortization in the period the sales occur based on the greater of the percentage of total estimated costs to the total estimated sales in the first five years multiplied by actual sales, known as the sales forecast method, or the straight-line amortization method over five years.  This minimum straight-line amortization is recorded only if minimum amortization exceeds the cost of services calculated using the sales forecast method.  Amortization of the multi-client data for the three and nine months ended September 30, 2009 was $2.4 million and $2.7 million respectively, compared with $0.1 million and $0.4 million for the same period in 2008.

The Company periodically reviews the carrying value of the multi-client data library to assess whether there has been a permanent impairment of value and records losses when it is determined that estimated future sales would not be sufficient to cover the carrying value of the asset.

The Company has evaluated events and transactions occurring subsequent to September 30, 2009 through November 6, 2009, the date of the issuance of the financial statements, in accordance with FASB ASC Topic 855, “Subsequent Events.”  During this period, there were no recognized subsequent events requiring recognition in the financial statements, and no non-recognized subsequent events requiring disclosure.

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (FASB) issued ASC Topic 855, “Subsequent Events.”  ASC Topic 855 defines subsequent events as events or transactions that occur after the balance sheet date, but before the financial statements are issued.  It defines two types of subsequent events: recognized subsequent events, which provide additional evidence about conditions that existed at the balance sheet date, and non-recognized subsequent events, which provide evidence about conditions that did not exist at the balance sheet date, but arose before the financial statements were issued.  Recognized subsequent events are required to be recognized in the financial statements, and non-recognized subsequent events are required to be disclosed.  The ASC Topic 855 requires entities to disclose the date through which subsequent events have been evaluated, and the basis for that date.  ASC Topic 855 is consistent with current practice and does not have any impact on the Company’s results of operations, financial condition or liquidity.  See Note 2 for the required disclosure.

In June 2009, the FASB issued ASC Topic 105, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”  The statement makes the FASB Accounting Standards Codification (the Codification) the single source of authoritative U.S. accounting and reporting standards, but it does not change U.S. GAAP.  The ASC Topic 105 is effective for interim and annual periods ending after September 15, 2009.  The Company has adopted ASC Topic 105 and the financial statements for the interim period ending September 30, 2009 reflect the Codification references.  The statement will have no impact on the Company’s results of operations, financial condition or liquidity.

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

The Company’s reportable segments are strategic business units that offer different services to customers. Each segment is managed separately, has a different customer base, and requires unique and sophisticated technology.  The accounting policies of the segments are the same as those described in Note 2:  “Basis of Presentation and Significant Accounting Policies.” The Company evaluates performance based on earnings or loss before interest, taxes, other income (expense), depreciation and amortization. There are no significant inter-segment sales or transfers.

The following unaudited table sets forth significant information concerning the Company’s reportable segments and geographic reporting units at and for the three and nine months ended September 30, 2009 and 2008:

	For the Three Months Ended September 30, 2009
	Data Acquisition		Data
	North America	International	Processing	Corporate	Total
	(In thousands)
Revenue	$11,429	$82,909	$2,511	$-	$96,849
Segment income (loss)	$(6,340)	$16,320	$(91)	$(12,628)	$(2,739)
Segment assets (at end of period)	$84,822	$267,393	$9,327	$97,987	$459,529

For the Three Months Ended September 30, 2008
Data Acquisition	Data
North America	International	Processing	Corporate	Total
(In thousands)
Revenue	$35,687	$84,193	$3,227	$-	$123,107
Segment income (loss)	$1,039	$10,738	$435	$(10,234	) $	1,978
Segment assets (at end of period)	$124,152	$289,231	$7,079	$17,855	$438,317

	For the Nine Months Ended September 30, 2009
	Data Acquisition		Data
	North America	International	Processing	Corporate	Total
	(In thousands)
Revenue	$65,361	$315,435	$7,812	$-	$388,608
Segment income (loss)	$(7,556)	$57,594	$208	$(43,615)	$6,631
Segment assets (at end of period)	$84,822	$267,393	$9,327	$97,987	$459,529

For the Nine Months Ended September 30, 2008
Data Acquisition	Data
North America	International	Processing	Corporate	Total
(In thousands)
Revenue	$141,513	$206,125	$9,202	$-	$356,840
Segment income (loss)	$11,208	$17,900	$934	$(24,746	) $	5,296
Segment assets (at end of period)	$124,152	$289,231	$7,079	$17,855	$438,317

NOTE 4: Debt and Capital Lease Obligations

The Company’s long-term debt and capital lease obligations were as follows:

	September 30,	December 31,
	2009	2008
	(In thousands)
	(Unaudited)
Revolving credit lines-LIBOR plus 3.0% or prime plus 1.5%	$43,984	$43,979
Capital lease obligations—7.08% to 15.45%	19,111	27,990
Notes payable from vendor financing arrangements—7.94% to 11.69%	12,298	18,977
	75,393	90,946
Less: current portion	(23,799)	(33,096)
	$51,594	$57,850

Revolving Credit Facilities

The Company has a Revolving Credit, Term Loan and Security Agreement (collectively, the “Credit Agreement”) with PNC Bank, National Association (“PNC”), as lead lender.  As amended, the syndicated Credit Agreement provides the Company with a $70.0 million revolving credit facility (“Revolver”) maturing May 24, 2012.

The Company amended the Credit Agreement with PNC on February 11, 2009.  Among other things, the amended agreement increased the Company’s borrowing base that can come from eligible fixed assets to $55.0 million and deferred any reductions to this new amount until June 30, 2009, at which time the amount of the borrowing base that can come from eligible fixed assets was reduced by $0.9 million per month until maturity.  Once started, the reduction affects only the amount of the borrowing base that can come from eligible fixed assets and does not reduce the overall amount of the revolver.

The amount available to borrow under the Revolver is dependent upon the calculation of a monthly borrowing base that is composed of eligible accounts receivables and eligible fixed assets.  The borrowing base can fluctuate from time to time due to changes in accounts receivable balances and appraisals of fixed assets.  Based on the Company’s borrowing base calculation in effect at September 30, 2009, the Company had available credit under this facility of $58.8 million reduced by standby letters of credit issued by PNC under the revolver totaling $2.3 million.  At September 30, 2009, the Company had a balance of $44.0 million drawn under the Revolver.

Capital Lease Obligations

The Company has several equipment lease agreements on seismic equipment with terms of 24 months and various interest amounts.  The balance of these leases at September 30, 2009 was approximately $16.0 million.  The Company entered into an additional equipment lease agreement for up to $10.0 million to finance seismic equipment purchases for its shallow water ocean bottom cable (“OBC”) operations in Australia totaling $9.9 million over a term of 24 months with monthly payments totaling approximately $0.4 million.  The unpaid balance of these schedules at September 30, 2009 was approximately $3.1 million.  The equipment securing this lease has moved to Angola, which required a waiver to move the equipment out of Australia.  The current waiver expires on May 8, 2010.

Other

From time to time, the Company enters into vendor financing arrangements to purchase certain equipment.  The equipment purchased from these vendors is paid over a period of time.  The total balance of vendor financing arrangements at September 30, 2009 was approximately $12.3 million.

The Company maintains various foreign bank overdraft facilities used to fund short-term working capital needs.  At September 30, 2009, there were no amounts outstanding under these facilities and the Company had approximately $9.0 million of availability.

NOTE 5: Income per Common Share

As described in Note 2, effective in 2009, the Company adopted ASC Topic 260, which requires the Company’s unvested restricted stock awards to be included in weighted average shares outstanding instead of being considered a common stock equivalent.  The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Numerator:
Net income (loss) applicable to common stockholders	$(4,845)	$212	$432	$953
Denominator:
Denominator for basic earnings per common share	10,776	10,418	10,542	10,363
Effect of dilutive securities:
Stock options	-	-	-	-
Warrants	-	-	-	-
Restricted Stock	-	100	-	100
Denominator for diluted earnings per common share	$10,776	$10,518	$10,542	$10,463
Income (loss) per common share:
Basic	$(0.45)	$0.02	$0.04	$0.09
Diluted	$(0.45)	$0.02	$0.04	$0.09

The denominator used for the calculation of diluted earnings per common share for the three and nine months ended September 30, 2009 and 2008, excludes the effect of certain stock options, warrants and convertible preferred stock because the effect is anti-dilutive.  In total, at September 30, 2009, there were options to purchase 321,082 shares of common stock, warrants to purchase 514,105 shares of common stock, and preferred stock convertible into 4,155,910 shares of common stock.

The numerator used for the calculation of diluted earnings per share for the three and nine months ended September 30, 2009 and 2008 is “Income applicable to common stockholders” as the convertible preferred stock was deemed to be anti-dilutive in that period.

NOTE 6: Income Taxes

Effective January 1, 2007, the Company adopted FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes, which prescribes a minimum recognition threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes on continuing operations in the consolidated statements of income. There were no unrecognized tax benefits as of the date of adoption.  There are no unrecognized tax benefits that if recognized would affect the tax rate for the three or nine months ended ended September 30, 2009.

Income tax expense was $18.3 million for the nine months ended September 30, 2009 with an effective tax rate of 73.4%. The increase in tax expense was due to an increase in the Company’s pre-tax income in certain of its foreign locations.   The Company currently has $138.8 million of net operating losses (NOL’s) in the United States, of which approximately $94.3 million are considered pre-acquisition NOL’s, and $65.9 million of NOL’s in our foreign locations of which $29.0 million are considered pre-acquisition NOL’s.

NOTE 7:  Commitments & Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business.  Management is of the opinion that none of the claims and actions will have a material adverse impact on the
Company’s financial position, results of operations or cash flows.

NOTE 8:  Related Party Transactions

The Company receives food, drink, and other catering services for its crews in one of its international locations from a company that is substantially owned by certain employees and former employees of the Company.  For the nine months ended September 30, 2009 and 2008 the Company spent approximately $3.3 million and $4.3 million respectively with this company.  The company believes that all transactions have been arms-length on terms at least as favorable as market rates.  The Company is no longer using services from this company.

NOTE 9:  Condensed Consolidating Financial Information

On June 22, 2009, the Company filed a "shelf" registration statement with the Securities and Exchange Commission.  Under this registration statement, the Company may sell a combination of securities including senior and subordinated debt securities, common stock, preferred stock and warrants, from time to time in one or more offerings with an aggregate offering price of up to $250,000,000.  It is expected that debt securities that may be sold would be fully and unconditionally guaranteed, on a joint and several basis, by the parent and guarantor subsidiaries which will correspond to all subsidiaries located in the United States.  The non-guarantor subsidiaries consist of all subsidiaries and branches outside of the United States.

Separate condensed consolidating financial statement information for the parent, guarantor subsidiaries and non-guarantor subsidiaries as of September 30, 2009 and December 31, 2008 and for the three and nine month periods ended September 30, 2009 and 2008 is as follows:

	September 30, 2009 (Unaudited)
BALANCE SHEET	Parent	Guarantors	Non-guarantors		Eliminations	Consolidated
ASSETS
Current assets	$5,617	$11,782	$156,375	$		$173,774
Property and equipment, net	17,573	158,104	19,256			194,933
Investment in subsidiaries	143,332	111,448			(254,779)
Intercompany accounts	167,951	(134,946)	(33,005)
Other non-current assets	964	77,578	12,279			90,822
Total assets	$335,437	$223,966	$154,905		$(254,779)	$459,529

LIABILITIES, MEZZANINE AND STOCKHOLDERS' EQUITY
Current liabilities	$54,392	$26,561	$80,627	$		$161,580
Long term debt and capital lease obligations, net of current portion	48,407	291	2,896			51,594
Deferred Income tax and other non-current liabilities		10,932	2,784			13,716
Total liabilities	102,799	39,784	86,307			226,890
Mezzanine equity	101,054					101,054
Stockholders' equity	131,584	186,182	68,597		(254,779)	131,584
Total liabilities, mezzanine and stockholders' equity	$335,437	$223,966	$154,905		$(254,779)	$459,529

	December 31, 2008
BALANCE SHEET	Parent	Guarantors	Non-guarantors		Eliminations	Consolidated
ASSETS
Current assets	$3,348	$32,299	$115,154	$		$150,801
Property and equipment, net	12,174	168,099	25,012			205,285
Investment in subsidiaries	172,687	32,659	370		(205,716)
Intercompany accounts	129,815	(93,365)	(36,450)
Other non-current assets	1,038	70,812	11,780			83,630
Total assets	$319,062	$210,504	$115,866		$(205,716)	$439,716

LIABILITIES, MEZZANINE AND STOCKHOLDERS' EQUITY
Current liabilities	$36,670	$37,255	$69,791	$		$143,716
Long term debt and capital lease obligations, net of current portion	57,850					57,850
Deferred Income tax and other non-current liabilities		10,932	2,676			13,608
Total liabilities	94,520	48,187	72,467			215,174
Mezzanine equity	94,862					94,862
Stockholders' equity	129,680	162,317	43,399		(205,716)	129,680
Total liabilities, mezzanine and stockholders' equity	$319,062	$210,504	$115,866		$(205,716)	$439,716

	Three months ended September 30, 2009 ( Unaudited)
STATEMENT OF OPERATIONS	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net revenues	$	$15,105	$83,897	$(2,153)	$96,849
Equity in subsidiaries results	(7,202)	6,279		923

Expenses:
Seismic acquisition and data processing	2,662	10,461	56,243	(2,153)	67,213
Depreciation and amortization	1,113	14,284	918		16,315
General and administrative	(9,439)	302	22,342		13,205
Other, net	-	7	1,399		1,406
Total expenses	(5,664)	25,054	80,902	(2,153)	98,139
Income ( loss) from operations	(1,538)	(3,670)	2,996	923	(1,290)
Interest expense, net	(1,164)	(43)	(26)		(1,233)
Other income (expenses), net	(37)	(3,587)	4,889		1,265
Income (loss) before income taxes	(2,739)	(7,300)	7,859	923	(1,257)
Provision for income Taxes			1,482		1,482
Net income (loss)	$(2,739)	$(7,300)	$6,377	$923	$(2,739)

	Three months ended September 30, 2008 ( Unaudited)
STATEMENT OF OPERATIONS	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net revenues	$	$47,164	$86,120	$(10,177)	$123,107
Equity in subsidiaries results	12,061	3,290		(15,351)

Expenses:
Seismic acquisition and data processing	1,690	30,749	72,069	(10,177)	94,331
Depreciation and amortization	411	9,264	3,262		12,937
General and administrative	6,276	1,692	2,431		10,399
Other, net		(91)	66		(25)
Total expenses	8,377	41,614	77,828	(10,177)	117,642
Income ( loss) from operations	3,684	8,840	8,292	(15,351)	5,465
Interest expense, net	(1,711)	(5)	(6)		(1,722)
Other income (expenses), net	5	2,567	(1,904)		668
Income (loss) before income taxes	1,978	11,402	6,382	(15,351)	(4,411)
Provision for income Taxes		581	1,852		2,433
Net income (loss)	$1,978	$10,821	$4,530	$(15,351)	$1,978

	Nine months ended September 30, 2009 ( Unaudited)
STATEMENT OF OPERATIONS	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net revenues	$-	$77,997	$331,114	$(20,503)	$388,608
Equity in subsidiaries results	25,849	40,355		(66,204)

Expenses:
Seismic acquisition and data processing	7,467	48,418	242,545	(20,503)	277,927
Depreciation and amortization	2,147	34,890	4,641		41,678
General and administrative	5,407	4,455	29,251		39,113
Other, net	(1)	98	2,045		2,142
Total expenses	15,020	87,861	278,482	(20,503)	360,860
Income ( loss) from operations	10,829	30,491	52,632	(66,204)	27,748
Interest expense, net	(4,093)	(196)	(39)		(4,328)
Other income (expenses), net	(105)	(5,112)	6,708		1,491
Income (loss) before income taxes	6,631	25,183	59,301	(66,204)	24,911
Provision for income Taxes		-	18,280		18,280
Net income (loss)	$6,631	$25,183	$41,021	$(66,204)	$6,631

	Nine months ended September 30, 2008 ( Unaudited)
STATEMENT OF OPERATIONS	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net revenues	$	$140,423	$237,873	$(21,456)	$356,840
Equity in subsidiaries results	32,525	13,668		(46,193)

Expenses:
Seismic acquisition and data processing	4,458	97,631	197,680	(21,456)	278,313
Depreciation and amortization	1,107	26,790	7,818		35,715
General and administrative	17,241	5,140	6,905		29,286
Other, net		(297)	61		(236)
Total expenses	22,806	129,264	212,464	(21,456)	343,078
Income ( loss) from operations	9,719	24,827	25,409	(46,193)	13,762
Interest expense, net	(4,428)	(252)	181		(4,499)
Other income (expenses), net	5	1,460	(1,286)		179
Income (loss) before income taxes	5,296	26,035	24,304	(46,193)	9,442
Provision for income Taxes		957	3,189		4,146
Net income (loss)	$5,296	$25,078	$21,115	$(46,193)	$5,296

	Nine months ended September 30, 2009 ( Unaudited)
STATEMENT OF CASH FLOWS	Parent	Guarantors	Non-guarantors		Eliminations	Consolidated
Net cash provided ( used in) operating activities	$(5,641)	$53,514	$11,570	$		$59,443
Net cash provided ( used in) investing activities	(7,546)	(17,157)	(8,419)			(33,122)
Net cash provided ( used in) financing activities	15,339	(39,717)	4,111			(20,267)
Net increase ( decrease) in cash	$2,152	$(3,360)	$7,262		$-	$6,054

	Nine months ended September 30, 2008 ( Unaudited)
STATEMENT OF CASH FLOWS	Parent	Guarantors	Non-guarantors		Eliminations	Consolidated
Net cash provided ( used in) operating activities	$(23,313)	$41,173	$11,814	$		$29,674
Net cash provided ( used in) investing activities	(6,044)	(22,795)	(14,093)			(42,932)
Net cash provided ( used in) financing activities	28,928	(18,093)	1,702			12,537
Net increase ( decrease) in cash	$ (429)	$285	$(577)		$-	$(721)

NOTE 10:  Equity Compensation

On June 26, 2009, the Company announced the commencement of a voluntary stock option exchange program (“Exchange Offer”).  Eligible employees were provided the opportunity to surrender certain outstanding underwater incentive stock options granted in December 2007 with an exercise price of $28.00 in exchange for a lesser amount of replacement incentive stock options with a lower exercise price.  The Exchange Offer expired at 5:00 p.m., Central, on July 27, 2009.  Pursuant to the Exchange Offer, 238,850 eligible stock options were tendered, representing 99.3% of the total stock options eligible for exchange in the Exchange Offer.  On July 27, 2009, the Company granted an aggregate of 218,178 new stock options in exchange for eligible stock options surrendered in the Exchange Offer.  The exercise price of the new stock option is $14.73, which was the closing price of Geokinetics common stock on July 27, 2009, as reported by the NYSE Amex.  The incremental change to the Company’s remaining stock option expense related to these options was not material to the Company’s financial results.

NOTE 11:  Subsequent Events

None.

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

Overview

Geokinetics Inc. (“Geokinetics” or collectively with its subsidiaries, the “Company”), incorporated in Delaware in January 1980, is based in Houston, Texas.  Through an extensive capital investment program and two major strategic acquisitions since December 2005, the Company has transformed itself into an experienced, full-service, global provider of seismic data acquisition services complemented by seismic data processing and interpretation services.  The Company provides seismic data acquisition services in land, marsh and swamp (“transition zone”), and shallow water ocean bottom cable (“OBC”) environments to the oil and natural gas industry, and has the capacity to operate up to 25 seismic crews worldwide and the ability to process seismic data collected throughout the world.  Crew count, configuration and location can change depending upon industry demand and customer requirements.

The Company provides a suite of geophysical services including acquisition of two-dimensional (“2D”), 3D and multi-component seismic data surveys; data processing and interpretation services and other geophysical services, including the Company’s recent entry into the seismic data library business, for customers in the oil and natural gas industry, which include many national oil companies, major international oil companies and smaller independent oil and natural gas exploration and production (“E&P”) companies in the United States, Canada, Central and South America, Africa, the Middle East, Australia/New Zealand and the Far East.  Seismic data is used by E&P companies to identify and analyze drilling prospects and maximize successful drilling.  In addition, the Company performs work for seismic data library companies that acquire seismic data to license to E&P companies rather than for their own use.

The seismic services industry is dependent upon the spending levels of oil and natural gas companies for exploration, development, exploitation and production of oil and natural gas.  These spending levels have traditionally been heavily influenced by the prices of oil and natural gas.  During the past three years, the oil and natural gas industry have seen significant increases in activity resulting from high commodity prices for oil and natural gas.  The Company’s seismic data acquisition services segment has benefited from the increased activity resulting from high commodity prices for oil and natural gas and from its reputation as a provider of high-quality seismic surveys resulting in improved revenues and operating margins and improved contract terms with is customers.  However, since the third quarter of 2008, oil and natural gas prices have shown significant instability which to date has negatively impacted the Company’s North American reporting unit.  To the extent that this instability in oil and gas prices results in a further decrease in oil and gas exploration activities, the Company’s cash flows from operations could be directly affected.  If the global recession continues for a long period of time, commodity prices may be depressed for an extended period of time, which could alter the Company’s acquisition and exploration plans, and adversely affect its growth strategy.

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

The Company’s cash and cash equivalents, which total approximately $19.4 million, consist of cash deposits primarily in Wells Fargo bank and other local banks. If one of these financial institutions were to fail, the Company could suffer losses.

In the past the Company has accessed the capital markets to finance its growth.  Recent instability in the financial markets has made the Company’s ability to access to the equity markets uncertain.  While these markets have improved substantially over the last several months, the Company may have limited access to the capital markets in the future to finance its growth strategy.

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

For the three months ended September 30, 2009, seismic acquisition revenue totaled $94.3 million as compared to $119.9 million for the same period of 2008, a decrease of 21%.  This decrease in seismic acquisition revenue is primarily a result of weaker demand in the North American markets.  The International seismic acquisition market remained relatively stable as revenues for the same period in 2008 were only 2% higher than those in 2009, partially as a result of our extensive capital investments in this market.

Seismic data acquisition related revenues from North America for the three months ended September 30, 2009 were $11.4 million or 12% of total seismic data acquisition revenue compared to $35.7 million or 30% of total seismic data acquisition revenue for the same period in 2008.  The decrease is primarily due to a reduction in demand for the Company’s services in the United States.  The Company has reduced crew counts in the United States from eight at September 30, 2008 to four at September 30, 2009.  Revenues include data library licensing revenues of $3.9 million and zero for the three months ended September 30, 2009 and 2008 respectively.

Seismic data acquisition revenues from international operations for the three months ended September 30, 2009 were $82.9 million or 88% of total seismic data acquisition revenue compared to $84.2 million or 70% of total seismic data acquisition related revenue for the same period in 2008.  The slight decrease is attributable to a lower global price for oil and natural gas that has slowed exploration spending by oil and gas companies.  Over the last year, however, the job mix for the International operations has shifted towards shallow water marine and transition zone acquisition which generally achieve higher revenues than land crews.

Data processing revenue declined slightly to $2.5 million for the three months ended September 30, 2009 as compared to $3.2 million for the same period of 2008.  The Company operates two processing centers, one in the United States and one in the United Kingdom.  The decline is coming primarily from North America, resulting from slower market conditions in the United States.

Total seismic acquisition operating expenses were $65.2 million for the three months ended September 30, 2009 as compared to $92.1 million for the same period of 2008, a decrease of 29%.  Seismic acquisition operating expenses as a percentage of revenue were 70% for the three months ended September 30, 2009 as compared to 77% for the same period in the prior year.  This decrease in operating expenses as a percentage of revenue is a result of lower crew idle time and mobilization between projects.

Seismic acquisition operating expenses from North America for the three months ended September 30, 2009 were $9.9 million, or 88% of total North America seismic data acquisition revenue, compared to $28.1 million, or 79% of total North America seismic data acquisition revenue for the same period in 2008.  The costs as a percentage of revenue have increased due to pricing pressure and lower utilization resulting from a significant decrease in available work and increased competition.

Seismic acquisition operating expenses from international operations for the three months ended September 30, 2009 were $55.3 million, or 67% of total International seismic data acquisition revenue, compared to $64.0 million, or 76% of total International seismic data acquisition revenue for the same period in 2008.  International operating expenses are lower, as a percentage of revenue, as a result of larger projects which reduce idle time between projects and the increased exposure to higher margin work such as transition zone and OBC work.

Data processing operating expenses were $2.0 million for the three months ended September 30, 2009, as compared to $2.2 million for the same period of 2008, as a result of pricing pressure from reduced demand and activity levels.

Depreciation and amortization expense for the three months ended September 30, 2009 totaled $16.3 million as compared to $12.9 million for the same period of 2008, an increase of $3.4 million or 26%.  This is primarily attributable to the increase in fixed assets resulting from the Company’s capital expenditure program and the amortization of the Company’s investment in mutil-client libraries.  Amortization of multi-client data for the three months ended September 30, 2009 was $2.4 million, compared to $0.1 million for the same period in 2008.

General and administrative expenses for the three months ended September 30, 2009 were $13.2 million, or 14% of revenues, as compared to $10.4 million, or 9% of revenues, for the same period of 2008.  General and administrative expenses have increased as a result of severance costs and the maintenance and implementation of enterprise-wide system initiatives to improve the timeliness and quality of bidding, cost tracking, project management, and financial and operational reporting.  Additionally, as the Company expands into new markets certain administrative costs are incurred in order to support the new locations.

Interest expense for the three months ended September 30, 2009 decreased by $0.7 million to $1.2 million as compared to $1.9 million for the same period of 2008.  This decrease is due to using additional cash flow collected from customers to reduce the Company’s revolving debt.

Income tax expense was $1.5 million for the three months ended September 30, 2009 compared to $2.4 million in the third quarter of 2008.  The decreased expense in the current period was due to lower profits in certain of our foreign locations.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

For the nine months ended September 30, 2009, seismic acquisition related revenue totaled $380.8 million as compared to $347.6 million for the same period of 2008, an increase of 10%.  This increase in seismic acquisition related revenue is primarily a result of the Company’s investment in additional capacity, which has allowed the Company to expand into additional countries and bolster existing equipment quantities for increased acquisition capabilities.  The expansion into new markets has supplied the Company with increased amounts of shallow water marine and transition zone work which is a higher priced service than the traditional land acquisition.

Seismic data acquisition revenues from North America for the nine months ended September 30, 2009 were $65.4 million or 17% of total seismic data acquisition revenue compared to $141.5 million or 41% of total seismic data acquisition revenue for the same period in 2008.  The decrease is due to reduced demand for services in Canada resulting in the Company operating 40% fewer crews during the winter season in 2009 as compared to 2008.  The United States revenues also decreased when compared to the same period in 2008 due to decreased commodity prices resulting in a weakened marketplace that has temporarily slowed demand for these crews.  As a result, the Company has reduced the number of crews operating in this region in the nine months ended September 30, 2009.  Average crews working in the United States were four to six for 2009 compared with eight for 2008.  Revenues include data library licensing revenues of $4.0 million and $0.04 million for the nine months ended September 30, 2009 and 2008 respectively.

Seismic data acquisition revenues from international operations for the nine months ended September 30, 2009 were $315.4 million or 83% of total seismic data acquisition revenue compared to $206.1 million or 59% of total seismic data acquisition revenue for the same period in 2008.  The large increase in revenues from International operations is attributable to the Company’s expansion into new markets coupled with better than expected production in certain markets in which the Company has historically operated.  Additionally, over the last year the job mix for the International operations has shifted toward shallow water marine and transition zone acquisition.

Data processing revenue totaled $7.8 million for the nine months ended September 30, 2009 as compared to $9.2 million for the same period of 2008, which represents a decrease of 15% primarily due to pricing pressure from reduced demand and activity levels.

Total seismic acquisition operating expenses were $271.5 million for the nine months ended September 30, 2009 as compared to $271.5 million for the same period of 2008, resulting in no change year over year.  Seismic acquisition operating expenses as a percentage of revenue were 71% for the nine months ended September 30, 2009 as compared to 78% for the same period in the prior year.  The reduction is primarily due to improved utilization of the Company’s international crews reducing downtime between jobs and allowing for higher revenues.

Seismic acquisition operating expenses from North America for the nine months ended September 30, 2009 were $53.0 million, or 81% of total North America seismic data acquisition revenue, compared to $109.0 million, or 77% of total North America seismic data acquisition revenue for the same period in 2008.  The costs as a percentage of revenue have increased due to pricing pressure and lower utilization resulting from a significant decrease in available work and increased competition.

Seismic acquisition operating expenses from international operations for the nine months ended September 30, 2009 were $218.5 million, or 69% of revenue, compared to $162.5 million, or 79% of revenues for the same period in 2008.  International operations expenses are lower, as a percentage of revenue, as a result of larger projects which reduce idle time between projects and the increased exposure to higher margin work such as transition zone and OBC work.

Data processing operating expenses totaled $6.4 million for the nine months ended September 30, 2009, as compared to $6.8 million for the same period of 2008.  These costs were lower as a result of a reduction in overhead for the business unit.

Depreciation and amortization expense for the nine months ended September 30, 2009 totaled $41.7 million as compared to $35.7 million for the same period of 2008, an increase of $6.0 million or 17%.  This is primarily attributable to the increase in fixed assets resulting from the Company’s capital expenditure program and the amortization of the Company’s investment in multi-client libraries.  Amortization of multi-client data for the nine months ended September 30, 2009 was $2.7 million, compared to $0.4 million for the same period in 2008.

General and administrative expenses for the nine months ended September 30, 2009 were $39.1 million, or 10% of revenues, as compared to $29.3 million, or 8% of revenues, for the same period of 2008.  General and administrative expenses have increased as a result of severance costs and the implementation of enterprise-wide initiatives designed to improve the quality of operations.

Interest expense for the nine months ended September 30, 2009 decreased by $0.5 million to $4.5 million as compared to $5.0 million for the same period of 2008.  This decrease is due to using additional cash flow collected from customers to reduce the Company’s revolving debt.

Income tax expense was $18.3 million for the nine months ended September 30, 2009 compared to $4.1 million for the same period of 2008.  The increased expense in the current period was due to an increase in pre-tax income in certain foreign locations and tax based upon revenue in certain foreign locations.

Liquidity and Capital Resources

The Company’s primary sources of cash flow are generated from its operations, debt and equity offerings, its revolving credit facility, equipment financing and trade credit. The Company’s primary uses of cash are operating expenses and expenditures associated with upgrading and expanding the Company’s capital asset base.  As of September 30, 2009, the Company had available liquidity as follows:

Available cash:                                                                                       $19.4 million
Undrawn borrowing capacity under Revolving Credit Facility:     $12.5 million
Net available liquidity at September 30, 2009:                                   $31.9 million

The Company maintains various foreign bank overdraft facilities used to fund short-term working capital needs.  At September 30, 2009, there were no amounts outstanding under these facilities and the Company had approximately $9.0 million of availability.  However, due to the limitations on the ability to remit funds to the United States, this amount has not been included in the available liquidity table above.

    Net cash provided by operating activities was $59.4 million for the nine months ended September 30, 2009 compared to net cash provided by operating activities of $29.7 million for the nine months ended September 30, 2008.  The increase in operational cash flow is mainly driven by improved operating results and improved working capital.

Net cash used in investing activities was $33.1 million for the nine months ended September 30, 2009 compared to net cash used in investing activities of $42.9 million for the nine months ended September 30, 2008. These amounts primarily represent capital expenditures made during the respective nine month period.

In addition, the Company’s Board of Directors approved a $12.7 million investment in an interest in multi-client data that the Company will retain in conjunction with a data acquisition survey that will be completed by the Company.  The data will be acquired in the United States and co-owned by the Company and its customer.  The Company expects that proceeds from the sale of licenses to the data already committed will be sufficient to cover the Company’s share of cash costs to acquire the data.  As of September 30, 2009 the Company’s portion of the amount spent to aquire the multi-client data was $7.5 million.

Net cash used in financing activities was $20.3 million for the nine months ended September 30, 2009 as compared to net cash provided by financing activities of $12.5 million for the nine months ended September 30, 2008. The cash used in financing activities during the 2009 period is primarily repayments of debt, capital leases, and vendor financings partially offset by borrowings on the Revolver used to fund the purchase of capital assets and working capital requirements.

Revolving Credit Facilities

The Company has a Revolving Credit, Term Loan and Security Agreement (collectively, the “Credit Agreement”) with PNC Bank, National Association (“PNC”), as lead lender.  As amended, the syndicated Credit Agreement provides the Company with a $70.0 million revolving credit facility (“Revolver”) maturing May 24, 2012.

The Company amended the Credit Agreement with PNC on February 11, 2009.  Among other things, the amended agreement increased the Company’s borrowing base that can come from eligible fixed assets to $55.0 million and deferred any reductions to this new amount until June 30, 2009, at which time, the amount of the borrowing base that can come from eligible fixed assets was reduced by $0.9 million per month until maturity.  The reduction affects only the amount of the borrowing base that can come from eligible fixed assets and does not reduce the overall amount of the revolver.

The amount available to borrow under the Revolver is dependent upon the calculation of a monthly borrowing base that is composed of eligible accounts receivables and eligible fixed assets.  The borrowing base can fluctuate from time to time due to changes in accounts receivable balances and appraisals of fixed assets.  Based on the Company’s borrowing base calculation in effect at September 30, 2009, the Company had available credit under this facility of $58.8 million reduced by standby letters of credit totaling $2.3 million issued by PNC under the revolver.  At September 30, 2009, the Company had a balance of $44.0 million drawn under the Revolver.

Capital Lease Obligations

The Company has several equipment lease agreements on seismic equipment with terms of 24 months and various interest amounts.  The balance of these leases at September 30, 2009 was approximately $16.0 million.  The Company entered into an additional equipment lease agreement for up to $10.0 million to finance seismic equipment purchases for its shallow water ocean bottom cable (“OBC”) operations in Australia totaling $9.9 million over a term of 24 months with monthly payments totaling approximately $0.4 million.  The unpaid balance of these schedules at September 30, 2009 was approximately $3.1 million.  The equipment securing this lease has moved to Angola, which required a waiver to move the equipment out of Australia.  The current waiver expires on May 8, 2010.

Other

From time to time, the Company enters into vendor financing arrangements to purchase certain equipment.  The equipment purchased from these vendors is paid over a period of time.  The total balance of vendor financing arrangements at September 30, 2009 was approximately $12.3 million.

The Company maintains various foreign bank overdraft facilities used to fund short-term working capital needs.  At September 30, 2009, there were no amounts outstanding under these facilities and the Company had approximately $9.0 million of availability.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements during the third quarter of 2009, that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates.  Market risk is defined for these purposes as the potential for change in the fair value of debt instruments resulting from an adverse movement in interest rates.  As of September 30, 2009, the Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable.  The carrying amounts reported in the condensed consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair market value due to the short maturity of those instruments.  The carrying amount of debt reported in the condensed consolidated balance sheets approximate fair value because the interest on the underlying instruments approximates market rates.  The Company is not a party to any hedge arrangements, commodity swap agreements or other derivative financial instruments.  The Company’s seismic data acquisition and seismic data processing segments utilize foreign subsidiaries and branches to conduct operations outside of the United States.  These operations expose the Company to market risks from changes in foreign exchange rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company has performed an evaluation of the design, operation and effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2009.  Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that such disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in its reports filed or submitted under the Exchange Act within the required time period.

Changes in Internal Control.

There have not been any changes in the Company’s internal control (as defined in the Exchange Act Rule 13a-15(f) of the Securities Exchange Act) during the nine months ending September 30, 2009, that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

GEOKINETICS INC.

Date:  November 9, 2009                                                                     /s/ Richard F. Miles
Richard F. Miles
President and Chief Executive Officer

Date:  November 9, 2009                                                                      /s/ Scott A. McCurdy
Scott A. McCurdy
Vice President and Chief Financial Officer

Date:  November 9, 2009                                                                      /s/ Mark A. Hess
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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 9, 2009	/s/ Richard F. Miles
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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 9, 2009	/s/ Scott A. McCurdy
Scott A. McCurdy
Vice President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. § 1350
(Section 906 of Sarbanes-Oxley Act of 2002)

In connection with the Quarterly Report of Geokinetics Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard F. Miles, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: November 9, 2009	/s/ Richard F. Miles
Richard F. Miles
President and Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. § 1350
(Section 906 of Sarbanes-Oxley Act of 2002)

In connection with the Quarterly Report of Geokinetics Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Scott A. McCurdy, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: November 9, 2009	/s/ Scott A. McCurdy
Scott A. McCurdy
Vice President and Chief Financial Officer