Form 10-Q
period 2010-03-31
GEOKINETICS INC
filed 2010-05-07
CIK 314606

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes    ☐                   No   ☒

At May 5, 2010, there were 17,670,151 shares of common stock, par value $0.01 per share, outstanding.

GEOKINETICS INC.

Index

Geokinetics Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31,	March 31
	2009	2010
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,176	$37,702
Restricted cash	121,837	3,901
Accounts receivable, net of allowance for doubtful accounts of $1,167 at December 31, 2009 and $5,110 at March 31, 2010	143,944	182,014
Deferred costs	14,364	13,793
Prepaid expenses and other current assets	10,488	21,364
Total current assets	300,809	258,774
Property and equipment, net	187,833	278,367
Restricted cash to be used for PGS Onshore acquisition	183,920	—
Goodwill	73,414	125,781
Multi-client data library, net	6,602	34,325
Deferred financing costs, net	10,819	11,039
Other assets, net	8,293	15,186
Total assets	$771,690	$723,472

LIABILITIES, MEZZANINE AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt and capital lease obligations	$68,256	$1,588
Accounts payable	55,390	48,457
Accrued liabilities	61,814	76,728
Deferred revenue	14,081	16,673
Income taxes payable	15,335	15,583
Total current liabilities	214,876	159,029
Long-term debt and capital lease obligations, net of current portion	296,601	296,616
Deferred income tax	6,486	21,327
Other long-term liabilites	—	1,122
Mandatorily redeemable preferred stock	32,104	32,139
Total liabilities	550,067	510,233

Commitments & Contingencies
Mezzanine equity:
Preferred stock, Series B Senior Convertible, $10.00 par value; 2,500,000 shares authorized, 290,197 shares issued and outstanding as of December 31, 2009 and 298,347 shares issued and outstanding as of March 31, 2010	71,245	73,076
Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized, 15,578,528 shares issued and 15,296,839 shares outstanding as of December 31, 2009 and 17,959,778 shares issued and 17,657,657 shares outstanding as of March 31, 2010	156	179
Additional paid-in capital	223,927	243,555
Accumulated deficit	(73,725)	(103,591)
Accumulated other comprehensive income	20	20
Total stockholders’ equity	150,378	140,163
Total liabilities, mezzanine and stockholders’ equity	$771,690	$723,472

See accompanying notes to the condensed consolidated financial statements.

Index

Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2010
Revenue:
Seismic acquisition	$144,092	$97,146
Multi-client	—	6,118
Data processing	2,827	2,484
Total revenue	146,919	105,748
Expenses:
Seismic acquisition and multi-client	106,057	81,404
Data processing	2,177	2,480
Depreciation and amortization	12,496	19,588
General and administrative	13,303	20,093
Total Expenses	134,033	123,565
Loss on disposal of property and equipment	(193)	(391)
Income (loss) from operations	12,693	(18,208)
Other income (expenses):
Interest income	134	168
Interest expense	(1,611)	(10,173)
Loss on early redemption of debt	—	(2,517)
Foreign exchange gain (loss)	(74)	949
Other, net	50	360
Total other expenses, net	(1,501)	(11,213)
Income (loss) before income taxes	11,192	(29,421)
Provision for income taxes	5,206	445
Net income (loss)	5,986	(29,866)
Returns to preferred stockholders:
Dividend and accretion costs	2,027	2,140
Income (loss) applicable to common stockholders	$3,959	$(32,006)

Income per common share
Basic	$0.38	$(1.89)
Diluted	$0.37	$(1.89)

Weighted average common shares outstanding
Basic	10,470	16,915
Diluted	10,576	16,915

See accompanying notes to the condensed consolidated financial statements.

Index

Geokinetics Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2010
OPERATING ACTIVITIES
Net income (loss)	$5,986	$(29,866)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,495	19,588
Loss on prepayment of debt, amortization of deferred financing costs, and accretion of debt discount	122	3,479
Stock-based compensation	457	603
Gain (loss) on sale of assets and insurance claims	193	391
Changes in operating assets and liabilities:
Restricted cash	4,659	(1,947)
Accounts receivable	(47,366)	26,186
Prepaid expenses and other assets	4,142	(2,076)
Accounts payable	7,906	(24,655)
Accrued and other liabilities	11,510	(11,510)
Net cash provided by (used in) operating activities	104	(19,807)
INVESTING ACTIVITIES
Investment in multi-client data library	(1,521)	(5,143)
Acquisition, net of cash acquired	—	(180,832)
Proceeds from disposal of property and equipment and insurance claims	123	118
Purchases and acquisition of property and equipment	(8,431)	(2,058)
Change in restricted cash held for purchase of PGS Onshore	—	303,803
Net cash (used in) provided by investing activities	(9,829)	115,888
FINANCING ACTIVITIES
Proceeds from borrowings	54,209	10
Stock issuance costs	(13)	(44)
Proceeds from stock issuance	—	1,806
Payments of debt issuance costs	—	(1,790)
Payments on capital lease obligations and vendor financings	(11,642)	(23,673)
Payments on debt	(36,061)	(44,864)
Net cash provided by (used in) financing activities	6,493	(68,555)
Net (decrease) increase in cash	(3,232)	27,526
Cash at beginning of period	13,341	10,176
Cash at end of period	$10,109	$37,702

Supplemental disclosures related to cash flows:
Interest paid	$1,589	$924
Taxes paid	$1,965	$3,049
Purchase of equipment under capital lease and vendor financing obligations	$1,503	$—

See accompanying notes to the condensed consolidated financial statements.

Index

Geokinetics Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
and Other Comprehensive Income
(In thousands, except share data)
(Unaudited)

	Common Shares Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2010	15,578,528	$156	$223,927	$(73,725)	$20	$150,378
Stock-based compensation	—	—	603	—	—	603
Restricted stock issued, net	20,434	—	—	—	—	—
Accretion of preferred issuance costs	—	—	(62)	—	—	(62)
Accrual of preferred dividends	—	—	(2,078)	—	—	(2,078)
Issuance of common stock to underwriters under overallotment option	207,200	2	1,804	—	—	1,806
Issuance of common stock for PGS Onshore Acquisition	2,153,616	21	19,405	—	—	19,426
Cost of issuance	—	—	(44)	—	—	(44)
Net loss	—	—	—	(29,866)	—	(29,866)
Balance at March 31, 2010	17,959,778	$179	$243,555	$(103,591)	$20	$140,163

See accompanying notes to the condensed consolidated financial statements

Index

GEOKINETICS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Organization

Geokinetics Inc. (collectively with its subsidiaries, the “Company”), a Delaware corporation, founded in 1980, is based in Houston, Texas.  The Company is a global provider of seismic data acquisition, processing and interpretation services, and a leader in providing land, marsh and swamp (“Transition Zone”) and shallow water ocean bottom cable (“OBC”) environment acquisition services to the oil and natural gas industry.  Seismic data is used by oil and natural gas exploration and production (“E&P”) companies to identify and analyze drilling prospects and maximize successful drilling.  The Company, which has been operating in some regions for over twenty years, provides seismic data acquisition services in North, Central and South America, Africa, the Middle East, Australia/New Zealand and the Far East.  The Company primarily performs three-dimensional (“3D”) seismic data surveys for customers in the oil and natural gas industry, which include many national oil companies, major international oil companies and smaller independent E&P companies.  In addition, the Company performs a significant amount of work for seismic data library companies that acquire seismic data to license to other E&P companies, and it also maintains its own multi-client data library whereby the Company maintains full or partial ownership of data acquired for future licensing.  The Company’s multi-client data library consists of data covering various areas in the United States and Canada.

NOTE 2: Basis of Presentation and Significant Accounting Policies

The unaudited condensed consolidated financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to provide a fair presentation of the financial condition and results of operations for the periods presented.  All such adjustments are of a normal recurring nature.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC.  These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations for the three months ended March 31, 2010, are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

Effective February 12, 2010, the Company completed the acquisition of the onshore seismic data acquisition and multi-client data library business of Petroleum Geo-Services ASA (“PGS Onshore”).  The results of operations and financial condition of the Company as of and for the three months ended March 31, 2010 have been impacted by this acquisition, which may affect the comparability of certain of the financial information contained in this Quarterly Report on Form 10-Q.  This acquisition is described in more detail in Note 3.

Certain reclassifications have been made to prior period financial statements to conform to the current presentation.

Multi-client Data Library

The multi-client data library consists of seismic surveys that are licensed to customers on a non-exclusive basis.  The Company capitalizes all costs directly associated with acquiring and processing the data, including the depreciation of the assets used in production of the surveys.  The capitalized cost of the multi-client data is charged to depreciation and amortization in the period the sales occur based on the greater of the percentage of total estimated costs to the total estimated sales multiplied by actual sales, known as the sales forecast method, or the straight-line amortization method over five years.  This minimum straight-line amortization is recorded only if minimum amortization exceeds the cost of services calculated using the sales forecast method.

The Company periodically reviews the carrying value of the multi-client data library to assess whether there has been a permanent impairment of value and records losses when it is determined that estimated future sales are not expected to be sufficient to cover the carrying value of the asset.  Amortization for the three months ended March 31, 2010 was $4.3 million.  No amortization was recorded for the same period in 2009 as the Company had not entered the multi-client data library business.

Index

The Company accounts for multi-client data sales as follows:

(a) Pre-funding arrangements — The Company obtains funding from a limited number of customers before a seismic project is completed.  In return for the pre-funding, the customer typically gains the ability to direct or influence the project specifications, to access data as it is being acquired and to pay discounted prices.  The Company recognizes pre-funding revenue as the services are performed on a proportional performance basis usually determined by comparing the completed square miles of a seismic survey to the survey size unless specific facts and circumstances warrant another measure.  Progress is measured in a manner generally consistent with the physical progress on the project, and revenue is recognized based on the ratio of the project’s progress to date, provided that all other revenue recognition criteria are satisfied.

 (b) Late sales — The Company grants a license to a customer, which entitles the customer to have access to a specifically defined portion of the multi-client data library.  The customer’s license payment is fixed and determinable and typically is required at the time that the license is granted.  The Company recognizes revenue for late sales when the customer executes a valid license agreement and has received the underlying data or has the right to access the licensed portion of the data and collection is reasonably assured.

(c) Sales of data jointly owned by the Company and a partner – On certain surveys, the Company jointly acquires data with a partner whereby the Company may share the costs of acquisition and earn license revenues when processed data is delivered by the Company’s partner to the ultimate client.  As such, these revenues are recognized when the processed data is delivered to the ultimate client.

Deferred Financing Costs

Deferred financing costs include costs related to the issuance of debt which are amortized to interest expense using the straight-line method, which approximates the interest method, over the maturity periods of the related debt.  During the first quarter of 2010, in connection with the PGS Onshore acquisition, the Company recorded approximately $1.8 million of additional costs primarily related to its new credit facility with Royal Bank of Canada (“RBC”).  Amortization and write-off of deferred financing costs for the three months ended March 31, 2009 and 2010, was $0.2 million and $1.6 million, respectively.

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

Index

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions.  Accordingly, certain fair values may not represent actual values of the financial instruments that could have been realized as of March 31, 2010 or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement.

In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates.  Market risk is defined for these purposes as the potential for change in the fair value of debt instruments resulting from an adverse movement in interest rates.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued update to ASC Topic 820, “Fair Value Measurements and Disclosures” regarding “Improving disclosures about Fair Value Measurements.”  This update clarifies disclosures regarding (i) the level of disaggregation of classes of assets and liabilities and (ii) disclosures about inputs and valuation techniques and used to measure fair value for either Level 2 or Level 3 measurements.  This update does not have any impact on the Company’s results of operations, financial condition or liquidity.

NOTE 3: Acquisition

On December 3, 2009, the Company agreed with Petroleum Geo-Services ASA and certain of its subsidiaries (“PGS”) to acquire PGS Onshore.  The Company closed this transaction on February 12, 2010.  The PGS Onshore acquisition (the “Acquisition”) provides the Company a significant business expansion into Mexico, North Africa, the Far East and in the United States, including Alaska.  In addition, the Acquisition substantially increased the Company’s multi-client data library.  As a result of the Acquisition, the Company has acquired a multi-client data library covering approximately 5,500 square miles located primarily in Texas, Oklahoma, Wyoming and Alaska.

The operations of PGS Onshore were combined with those of the Company since February 12, 2010.  The Acquisition was accounted for by the purchase method, with the purchase price being allocated to the fair value of assets purchased and liabilities assumed.  As of March 31, 2010, the allocation of the purchase price of PGS Onshore was based upon preliminary fair value studies due to the short period between the date of the acquisition and the end of the quarter.  Estimates and assumptions are subject to change upon the receipt and management’s review of the final valuations and the completion of various audits that could impact the starting balance sheet of PGS Onshore.  The preliminary allocations of the purchase price for the Acquisition are as follows (in thousands):

Purchase price:
Cash	$183,411
Issuance of 2,153,616 shares of the Company’s common stock at market value of $9.02 per share	19,426
Total consideration		$202,837
Allocation of purchase price:
Current assets, including cash of $2.6 million	$75,039
Property and equipment	103,741
Multi-client data library	26,700
Other intangible assets	6,200
Other long-term assets	1,429
Goodwill	52,367
Total assets acquired		$265,476
Current liabilities	$45,683
Other long-term liabilites	1,122
Deferred income taxes	15,834
Total liabilities assumed		$62,639
Net assets acquired		$202,837

Index

The purchase price is subject to certain additional working capital adjustments after closing.  In addition, in connection with the acquisition, the Company agreed to reimburse PGS for certain costs incurred through the acquisition date related to two ongoing multi-client data library projects subject to certain requirements being met.  The Company paid approximately $202.8 million at closing, and this amount is subject to certain additional adjustments after closing.

To fund the cash portion of the purchase price, Geokinetics Holdings USA, Inc, a wholly-owned subsidiary of Geokinetics, issued $300 million aggregate principal amount of its 9.75% senior secured notes due 2014 in a private offering in 2009.  The proceeds of this sale were held in escrow until the closing of the PGS Onshore acquisition.  On February 12, 2010, the Company used the restricted cash amounts held in escrow to finance the cash portion of the Acquisition for approximately $183.4 million.  The Company also repaid its existing revolving credit facility with an outstanding balance of approximately $44.7 million and repaid outstanding capital leases and other vendor financing for approximately $22.0 million.  Costs associated with the Acquisition of approximately $1.3 million in the fourth quarter of 2009, and $1.5 million in the first quarter of 2010 are included in general and administrative expenses.

The following summarized unaudited pro forma consolidated income statement information for the three months ended March 31, 2010 and 2009, assumes that the PGS Onshore acquisition had occurred as of the beginning of the periods presented.  The Company has prepared these unaudited pro forma financial results for comparative purposes only.  These unaudited pro forma financial results may not be indicative of the results that would have occurred if Geokinetics had completed the acquisition as of the beginning of the periods presented or the results that may be attained in the future.  Amounts presented below are in thousands, except for the per share amounts:

	Pro forma
	Three Months Ended
	March 31, (Unaudited)
	2009	2010
Pro forma revenues	$183,106	$126,371
Pro forma income from operations	$2,192	$(25,962)
Pro forma net income (loss)	$(18,441)	$(39,605)
Pro forma dividends and accretion on preferred stock	$1,674	$2,140
Pro forma net income (loss) applicable to common stockholders	$(20,115)	$(41,745)
Pro forma basic and diluted net income (loss) per common share	$(1.14)	$(2.47)

NOTE 4: Multi-client Data Library

At December 31, 2009 and March 31, 2010, multi-client seismic library costs and accumulated amortization consisted of the following (in thousands):

	December 31, 2009	March 31, 2010 (Unaudited)
Acquisition and processing costs	$14,841	$46,843
Less accumulated amortization	(8,239)	(12,518)
Multi-client data library, net	$6,602	$34,325

Index

NOTE 5: Debt and Capital Lease Obligations

The Company’s long-term debt and capital lease obligations were as follows (in thousands):

		March 31,
	December 31, 2009	2010 (Unaudited)

Revolving credit lines and foreign lines of credit—4.75% and 8.5%	$45,883	$1,235
Senior Secured Notes, net of discount—9.75%	294,279	294,613
Capital lease obligations—7.90%	14,836	2,356
Notes payable from vendor financing arrangements—7.00% to 13.06%	9,859	—
	364,857	298,204
Less: current portion	(68,256)	(1,588)
	$296,601	$296,616

Revolving Credit Facilities

PNC Credit Facility. The Company had a Revolving Credit, Term Loan and Security Agreement (collectively, the “Credit Agreement”) with PNC Bank, National Association (“PNC”), as lead lender. As amended, the syndicated Credit Agreement provided the Company with a $70.0 million revolving credit facility (“Revolver”) maturing May 24, 2012.

The amount available to borrow under the Revolver was dependent upon the calculation of a monthly borrowing base that was composed of eligible accounts receivable and eligible fixed assets.   PNC had first lien on all of the Company’s assets.  Based on the Company’s borrowing base calculation in effect at December 31, 2009, the Company had available credit under this facility of $58.1 million reduced by standby letters of credit issued by PNC under the revolver totaling $2.3 million. At December 31, 2009, the Company had a balance of $44.6 million drawn under the Revolver.  The rate of the PNC facility was the prime rate plus 1.5%, 4.75% at December 31, 2009.  These amounts were repaid on February 12, 2010 in connection with the closing of the PGS Onshore acquisition.  The Company’s revolving credit line balance on that date was $45.8 million.  The Company recorded a loss of $1.2 million on the redemption of the facility which consisted of $1 million related to the acceleration of costs that were being amortized over the expected life of the facility, and approximately $0.2 million related to prepayment penalties.

RBC Credit Facility.  On February 12, 2010, Geokinetics Holdings completed the closing of a $50 million revolving credit facility and letters of credit for the account of Geokinetics Holdings under the terms of a Credit Agreement with RBC (the “RBC Facility”).  The RBC Facility matures on February 12, 2013.  The Company may borrow, repay and re-borrow under this revolving credit facility. Borrowings outstanding under the revolving credit facility will bear interest at a floating rate based on the greater of: i) 3% per year, ii) Prime Rate, iii) 0.5% above the Federal Funds Rate, or iv) 1% above one month LIBOR; plus an applicable margin between 4.25% and 5.25% until June 29, 2010.  Beginning June 30, 2010, the applicable margin will range between 3.5% and 5.5% depending on the Company’s total leverage ratio.

Borrowings under the RBC Facility are guaranteed by Geokinetics and each of its existing and each subsequently acquired or organized wholly-owned U.S. direct or indirect material subsidiary of Geokinetics.  Each of the entities guaranteeing the revolving credit facility will secure the guarantees on a first priority basis with a lien on substantially all of the assets of such guarantor.  Borrowings under the RBC Facility are deemed Priority Bank Debt under the inter-creditor agreement with the holders of the Notes, defined below, and so the Notes will be effectively subordinated to borrowings under the revolving credit facility pursuant to such inter-creditor agreement.  As of March 31, 2010, the Company had no borrowings under this facility.

Based on the Company’s current forecast, the Company believes that it is likely that it will not be able to maintain the covenants required at the June 30, 2010 measurement date, and possibly beyond.  The Company does not expect to need to use the RBC Facility between now and this measurement date, however, there can be no assurance that this will be the case and it is possible that the Company will need to access the RBC Facility beyond this measurement date to fund capital expenditures and crew mobilizations.  As such, the Company is currently in discussions to amend the facility or receive a waiver to address this situation.  There can be no assurance that the Company will be successful in doing so on commercially reasonable terms, if at all.

Index

Senior Secured Notes Due 2014

On December 23, 2009, Geokinetics Holdings issued $300 million of 9.75% Senior Secured Notes due 2014 (the “Notes”) in a private placement to institutional buyers at an issue price of 98.093% of the principal amount. The net proceeds the Company received in connection with the issuance of the Notes have been recorded in long-term debt ($294.3 million) in the consolidated financial statements.  The discount is being accreted as an increase to interest expense over the term of the Notes.  At March 31, 2010, the effective interest rate on the Notes was 11.57%, which includes the effect of the discount accretion.

The Notes bear interest at the rate of 9.75% per year, payable semi-annually in arrears on June 15 and December 15 of each year, with interest payments commencing in June 2010.  The Notes are fully and unconditionally guaranteed, by the Company, and by each of the Company’s current and future domestic subsidiaries (other than Geokinetics Holdings, which is the issuer of the Notes).

Until the second anniversary following their issuance, the Company may redeem up to 10% of the original principal amount of the Notes during each 12-month period at 103% of the principal amount plus accrued interest. Thereafter, the Company may redeem all or part of the Notes at a prepayment premium which will decline over time. The Company will be required to make an offer to repurchase the Notes at 101% of the principal amount plus accrued interest if the Company experiences a change of control. The indenture for the Notes contains customary covenants for non-investment grade indebtedness, including restrictions on the Company’s ability to incur indebtedness, to declare or pay dividends and repurchase its capital stock, to invest the proceeds of asset sales, and to engage in transactions with affiliates.

As required by the Notes indenture, at closing, the Company deposited into escrow approximately $303.8 million, which was 101% of the aggregate issue price of the Notes, plus an amount necessary to pay the interest on the Notes from and including the issue date of the Notes to, but excluding, March 15, 2010.  Such amounts were included in restricted cash in the consolidated balance sheet as of December 31, 2009.

Capital Lease Obligations

The Company had several equipment lease agreements with CIT Group Equipment Financing, Inc. (“CIT”) on seismic and other transportation equipment with terms of up to 36 months and various interest amounts.  The original amount of the leases was approximately $39.9 million and the balance at December 31, 2009 was approximately $12.1 million. These amounts were repaid on February 12, 2010 in connection with the closing of the PGS Onshore acquisition.  The Company recorded a loss of $0.3 million on the redemption of these obligations related to prepayment penalties.

The Company also has four equipment lease agreements with Bradesco Leasing in Brazil with terms of 36 months at a rate of 7.9% per year.  The original amount of the leases was approximately $3.0 million and the balance at March 31, 2010 was approximately $2.4 million.

Other

The Company had vendor financing arrangements to purchase certain equipment.  The total balance of vendor financing arrangements at December 31, 2009, was approximately $9.9 million.  These amounts were repaid on February 12, 2010 in connection with the closing of the PGS Onshore acquisition.  The Company recorded a loss of $1.0 million on the redemption of these financing arrangements related to prepayment penalties.

The Company maintains various foreign bank line of credit and overdraft facilities used to fund short-term working capital needs.  At March 31, 2010, the balance of the foreign line of credit facilties was $1.2 million.  There were no outstanding balances under the overdraft facilities at March 31, 2010, and the Company had approximately $6.6 million of availability.

Index

NOTE 6:  Common Stock

On January 14, 2010, in conjunction with the Company’s December 18, 2009 common stock issuance, the underwriters of the stock exercised their option to purchase 207,200 shares of common stock for approximately $1.8 million.

NOTE 7: Income per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended
	March 31 (unaudited)
	2009	2010
Numerator:
Net income (loss) applicable to common stockholders	$3,959	$(32,006)

Denominator:
Denominator for basic earnings per common share	10,470	16,915
Effect of dilutive securities:
Stock options	—	—
Warrants	—	—
Convertible preferred stock	—	—
Restricted Stock	106	—
Denominator for diluted earnings per common share	10,576	16,915
Income (loss) per common share:
Basic	$0.38	$(1.89)
Diluted	$0.37	$(1.89)

The denominator used for the calculation of diluted earnings per common share for the three months ended March 31, 2010, excludes the effect of certain stock options, restricted stock, warrants and convertible preferred stock because the effect is anti-dilutive.  At March 31, 2010, there were options to purchase 215,819 shares of common stock, 302,121 shares of unvested restricted stock, warrants to purchase 514,105 shares of common stock, and preferred stock convertible into 4,277,744 shares of common stock.

NOTE 8: Segment Information

The Company has two reportable segments: seismic data acquisition and seismic data processing and interpretation. The Company further breaks down its seismic data acquisition segment into two geographic reporting units: North American seismic data acquisition and international seismic data acquisition.  The North American reporting unit acquires data for customers by conducting seismic shooting operations in the United States and Canada; and the international seismic data acquisition reporting unit operates in Latin America (including Mexico), Africa, the Middle East, Australia, New Zealand and the Far East. The data processing and interpretation segment operates processing centers in Houston, Texas and London, United Kingdom to process seismic data for oil and gas exploration companies worldwide.

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

Index

The following unaudited table sets forth significant information concerning the Company’s reportable segments and geographic reporting units at and for the three and nine months ended March 31, 2009 and 2010 (in thousands):

	For the Three Months Ended March 31, 2009
	Data Acquisition		Data
	North America	International	Processing	Corporate
					Total
Revenue	$35,855	$108,236	$2,828	$—	$146,919
Segment income (loss)	$1,034	$17,452	$159	$(12,659)	$5,986
Segment assets (at end of period)	$109,354	$331,850	$8,437	$23,930	$473,571

	For the Three Months Ended March 31, 2010
	Data Acquisition		Data
	North America	International	Processing	Corporate	Total

Revenue	$38,063	$65,201	$2,484	$—	$105,748
Segment income (loss)	$(3,826)	$(3,522)	$(496)	$(22,022)	$(29,866)
Segment assets (at end of period)	$282,971	$377,449	$9,410	$53,642	$723,472

NOTE 9: Income Taxes
Income tax expense was $5.2 million and $0.4 million for the three months ended March 31, 2009 and 2010, respectively.  The effective tax rate was 46.5% for the three months ended March 31, 2009.  For the three months ended March 31, 2010 the Company had income tax expense on a pre-tax loss of $29.4 million.  The decrease in tax expense was due to a decrease in the Company’s pre-tax income in certain of its foreign locations.  The Company currently has $180.0 million of net operating losses (NOL’s) in the United States and $31.0 million of NOL’s in its foreign locations which will expire in various amounts beginning in 2011 and ending in 2029.

The following summarizes changes in the Company’s uncertain tax positions for the three months ended March 31, 2010 (in thousands):

March 31, 2010
(unaudited)
Balance at January 1, 2010	$7,233
Increase for tax positions related to current year	—
Interest	191
Balance at March 31, 2010	$7,424

All additions or reductions to the above liability affect the Company’s effective tax rate in the respective period of change.  The Company accounts for any applicable interest and penalties on uncertain tax positions, which was $0.2 million for the three months ended March 31, 2010, as a component of income tax expense.  At December 31, 2009, and March 31, 2010, the Company had $1.2 million and $1.4 million of accrued interest related to unrealized tax benefits, respectively.  The tax years that remain subject to examination by major tax jurisdictions are from 2004 to 2009.

NOTE 10:  Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and short-term debt approximate their fair value due to the short maturity of those instruments, and therefore, have been excluded from the table below.  The fair value of the Notes is determined by multiplying the principal amount by the market price.  The fair value of the mandatorily redeemable preferred stock and the Preferred stock, Series B was calculated by using the discounted cash flow method of the income approach.  In addition, the Black-Scholes Pricing Model was used to determine the value of the conversion feature of the Series B Preferred stock.  The following table sets forth the fair value of the Company’s remaining financial assets and liabilities as of December 31, 2010 and March 31, 2010 (in thousands):

Index

	December 31, 2009		March 31, 2010
			(unaudited)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(unaudited)

Financial liabilities:
Long-term debt	$364,857	$400,000	$298,204	$283,717
Mandatorily redeemable preferred stock	32,104	32,104	32,139	33,270
Preferred stock, Series B	71,245	69,300	73,076	73,811

The Company is not a party to any hedge arrangements, commodity swap agreement or other derivative financial instruments.

The Company’s seismic data acquisition and seismic data processing segments utilize foreign subsidiaries and branches to conduct operations outside of the United States. These operations expose the Company to market risks from changes in foreign exchange rates.

NOTE 11:  Commitments & Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business.  Management is of the opinion that none of the claims and actions will have a material adverse impact on the Company’s financial position, results of operations, or cash flows.

NOTE 12:  Related Party Transactions

The Company received food, drink, and other catering services for its crews in one of its international locations from a company that was substantially owned by certain employees and former employees of the Company.  For the three months ended March 31, 2009 the Company spent approximately $1.4 million with this Company.  The Company believes that all transactions were arms-length on terms at least as favorable as market rates.  The Company stopped receiving services from this Company in the third quarter of 2009.

PGS owns 2,153,616 shares or approximately 12% of the Company’s common shares outstanding.  In connection with the Acquisition, the Company entered into a transition services agreement with PGS effective February 12, 2010 for up to a maximum of 120 days.  This agreement includes office facilities, accounting, information, payroll and human resource services.   The services provided by PGS totaled approximately $1.2 million for the three months ended March 31, 2010 which are included in the Company’s general and administrative expenses for the same period.

In addition, PGS and the Company have agreed to reimburse each other for certain amounts resulting from adjustments from the Acquisition as follows (in thousands):

March 31, 2010 (unaudited)
Receivable from PGS – long term	$1,122
Payable to PGS – short term (1)	12,168

(1) This amount is included in accounts payable and primarily consists of an outstanding payable of approximately $1.2 million related to the transition services agreement with PGS and approximately $11 million of estimated amounts the Company will have to reimburse PGS for the collection of certain foreign accounts receivable balances on PGS’ behalf.

Index

NOTE 13:  Condensed Consolidating Financial Information

On February 12, 2010, upon completion of the PGS Onshore acquisition, the $300 million Notes due 2014 became fully and unconditionally guaranteed, jointly and severally, by the Company, and by each of the Company’s current and future domestic subsidiaries (other than Geokinetics Holdings, which is the issuer of the Notes).  The non-guarantor subsidiaries consist of all subsidiaries and branches outside of the United States.  Separate condensed consolidating financial statement information for the parent, guarantor subsidiaries and non-guarantor subsidiaries as of December 31, 2009 and March 31, 2010 and for the three months ended March 31, 2009 and 2010 is as follows (in thousands):

	BALANCE SHEET December 31, 2009
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets	$5,117	$119,893	15,237	160,562	$—	$300,809
Property and equipment, net	21,354	—	158,949	7,530	—	187,833
Investment in subsidiaries	140,139	174,526	109,182	(2)	(423,845)	—
Intercompany accounts	195,976	(17,349)	(88,815)	(89,820)	8	—
Other non-current assets	2,985	191,745	76,121	12,197	—	283,048
Total assets	$365,571	$468,815	$270,674	$90,467	$(423,837)	$771,690

Liabilities, Mezzanine and Stockholders’ Equity
Current liabilities	$110,635	$731	$15,479	$88,031	$—	$214,876
Long-term debt and capital lease obligations, net of current portion	32,104	294,279	—	2,322	—	328,705
Deferred Income tax and other non-current liabilities	(6,722)	—	10,932	2,276	—	6,486

Total liabilities	136,017	295,010	26,411	92,629	—	550,067
Mezzanine equity	71,245	—	—	—	—	71,245
Stockholders’ equity	158,309	173,805	244,263	(2,162)	(423,837)	150,378

Total liabilities, mezzanine and stockholders’ equity	$365,571	$468,815	$270,674	$90,467	$(423,837)	$771,690

	BALANCE SHEET March 31, 2010 (unaudited)
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets	$16,132	$17	$47,411	$195,214	$—	$258,774
Property and equipment, net	16,878	—	169,617	91,872	—	278,367
Investment in subsidiaries	349,034	—	42,282	370	(391,686)	—
Intercompany accounts	(178,965)	473,448	(180,876)	(103,287)	(10,320)	—
Other non-current assets	162	13,060	153,896	18,936	277	186,331
Total assets	$203,241	$486,525	$232,330	$203,105	$(401,729)	$723,472

Liabilities, Mezzanine and Stockholders’ Equity
Current liabilities	$26,060	$8,227	$33,830	$90,912	$—	$159,029
Long-term debt and capital lease obligations, net of current portion	—	294,612	(3,623)	5,627	—	296,616
Deferred Income tax and other non-current liabilities	23,641	—	22,756	8,191	—	54,588

Total liabilities	49,701	302,839	52,963	104,730	—	510,233
Mezzanine equity	73,076	—	—	—	—	73,076
Stockholders’ equity	80,464	183,686	179,367	98,375	(401,729)	140,163

Total liabilities, mezzanine and stockholders’ equity	203,241	$486,525	$232,330	$203,105	$(401,729)	$723,472

Index

	STATEMENT OF OPERATIONS For the Three Months Ended March 31, 2009
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$—	—	34,614	121,480	(9,175)	146,919
Equity in earnings of subsidiaries	17,574	—	14,356	—	(31,930)	—

Expenses:
Seismic acquisition and data processing	2,266	—	22,104	93,039	(9,175)	108,234
Depreciation and amortization	588	—	9,883	2,025	—	12,496
General and administrative	7,250	—	2,723	3,330	—	13,303
Other, net	—	—	(10)	203	—	193

Total expenses	10,104	—	34,700	98,597	(9,175)	134,201
Income (loss) from operations	7,470	—	14,270	22,883	(31,930)	12,693

Interest income (expense), net	(1,448)	—	(62)	32	—	(1,478)
Other income (expenses), net	(36)	—	2,209	(2,196)	—	(23)

Income (loss) before income taxes	5,986	—	16,417	20,719	(31,930)	11,192
Provision for income taxes	—	—	407	4,799	—	5,206

Net income (loss)	$5,986	—	16,010	15,920	(31,930)	5,986

	STATEMENT OF CASH FLOWS For the Three Months Ended March 31, 2009
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(14,045)	$—	$18,017	$(3.868)	$—	$104

Net cash provided (used in) investing activities	(4,079)	—	(4,796)	(954)	—	(9,829)

Net cash provided (used in) financing activities	18,135	—	(11,642)	—	—	6,493
Net increase (decrease) in cash	$11	$—	$1,579	$(4,822)	$—	$(3,232)

Index

	STATEMENT OF OPERATIONS For the Three Months Ended March 31, 2010
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$—	$—	$46,887	72,607	(13,746)	105,748
Equity in earnings of subsidiaries	(414)	—	6,089	—	(5,675)	—

Expenses:
Seismic acquisition and data processing	56	—	23,425	74,149	(13,746)	83,884
Depreciation and amortization	1,278	—	17,078	1,232	—	19,588
General and administrative	6,941	1,565	2,798	8,789	—	20,093
Other, net	—	—	1,375	(984)	—	391

Total expenses	8,275	1,565	44,676	83,186	(13,746)	123,956
Income (loss) from operations	(8,689)	(1,565)	8,300	(10,579)	(5,675)	(18,208)

Interest income (expense), net	(1,865)	(8,167)	(491)	518	—	(10,005)
Other income (expenses), net	(2,489)	200	(988)	2,069	—	(1,208)

Income (loss) before income taxes	(13,043)	(9,532)	6,821	(7,992)	(5,675)	(29,421)
Provision (benefit) for income taxes	(698)	14	74	1,055	—	445

Net income (loss)	$(12,345)	$(9,546)	$6,747	(9,047)	(5,675)	(29,866)

	STATEMENT CASH FLOWS For the Three Months Ended March 31, 2010
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$130,016	$8,556	$(59,093)	$(16,383)	$(82,903)	$(19,807)

Net cash provided (used in) investing activities	126,170	—	(25,122)	(88,901)	103,741	115,888

Net cash provided (used in) financing activities	(64,413)	—	(21,864)	—	17,722	(68,555)
Net increase (decrease) in cash	$191,773	$8,556	$(106,079)	$(105,284)	$38,560	$27,526

NOTE 14:  Subsequent Events

None.

Index

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K).

Forward Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are often accompanied by words such as ‘‘believe,’’ ‘‘should,’’ ‘‘anticipate,’’ ‘‘plan,’’ ‘‘expect,’’ ‘‘potential,’’ ‘‘scheduled,’’ ‘‘estimate,’’ ‘‘intend,’’ ‘‘seek,’’ ‘‘goal,’’ ‘‘may’’ and similar expressions. These statements include, without limitation, statements about our acquisition of the onshore seismic data acquisition and multi-client data library business of Petroleum Geo-Services ASA ("PGS Onshore"), our market opportunity, our growth strategy, competition, expected activities, future acquisitions and investments, and the adequacy of our available cash resources.  We urge you to read these statements carefully and caution you that matters subject to forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.  Moreover, we do not assume any responsibility for the accuracy and completeness of such statements in the future.

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

•	our ability to successfully integrate PGS Onshore into our existing operations;
•	a decline in capital expenditures by oil and gas exploration and production companies;
•	market developments affecting, and other changes in, the demand for seismic data and related services;
•	the timing and extent of changes in the price of oil and gas;
•	our future capital requirements and availability of financing on satisfactory terms;
•	availability or increases in the price of seismic equipment;
•	availability of crew personnel and technical personnel;
•	competition;
•	technological obsolescence of our seismic data acquisition equipment;
•	the condition of the capital markets generally, which will be affected by interest rates, foreign currency fluctuations and general economic conditions;
•	the effects of weather or other delays on our operations;
•	cost and other effects of legal proceedings, settlements, investigations and claims, including liabilities which may not be covered by indemnity or insurance;
•	governmental regulation; and
•	the political and economic climate in the foreign or domestic jurisdictions in which we conduct business.

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

Overview

We are a full-service, global provider of seismic data acquisition, multi-client data library and seismic data processing and interpretation services to the oil and natural gas industry.  As an acknowledged industry leader in land, marsh, swamp, transition zone and shallow water (up to 500 feet water depths) ocean bottom cable or “OBC” environments, we have the capacity to operate up to 38 seismic crews with approximately 201,100 recording channels worldwide and the ability to process seismic data collected throughout the world.  Crew count, configuration and location can change depending upon industry demand and requirements.

Index

We provide a suite of geophysical services including acquisition of two-dimensional (“2D”), three-dimensional (“3D”), and multi-component seismic data surveys, data processing and interpretation services and other geophysical services for customers in the oil and natural gas industry, which include many national oil companies, major international oil companies and smaller independent E&P companies in the Gulf Coast, Mid-Continent, California, Appalachian and Rocky Mountain regions of the United States, Western Canada, Canadian Arctic, Latin America, Africa, the Middle East, Australia/New Zealand and the Far East.  Seismic data is used by E&P companies to identify and analyze drilling prospects, maximize drilling success, optimize field development and enhance production economics.  We also maintain a multi-client data library whereby we maintain full or partial ownership of data acquired for future licensing.  Our multi-client data library consists of data covering various areas in the United States and Canada.

The seismic services industry is dependent upon the spending levels of oil and natural gas companies for exploration, development, exploitation and production of oil and natural gas.  These spending levels have traditionally been heavily influenced by the prices of oil and natural gas.  Since the third quarter of 2008, oil and natural gas prices have shown significant volatility, and E&P spending has been reduced significantly.  To the extent that exploration spending does not increase, our cash flows from operations could be directly affected.  While there are signs of recovery, if the global recession continues for a long period of time, commodity prices may be depressed for an extended period of time, which could alter our acquisition and exploration plans, and adversely affect our growth strategy.

Developments related to our business during 2010 include the following:

•	On January 14, 2010, we issued 207,200 shares as part of the overallotment option to the underwriters of the December 18, 2009 stock issuance for approximately $1.8 million.
•	On February 12, 2010, we consummated the acquisition of PGS Onshore, refinanced our senior secured revolving credit facility and paid off substantially all our existing capital lease obligations.
•	We increased our multi-client data library to nearly 6,000 square miles
•	We have seen an increase in bid activity which we expect to have positive results in the 3rd and 4th quarter of 2010.

Acquisition

On December 3, 2009, we entered into a purchase agreement with PGS and its subsidiaries in which we agreed to purchase PGS Onshore for $210.0 million, consisting of $183.9 million of cash and 2,153,616 shares of our common stock, subject to adjustment, primarily for changes in working capital.  In addition, we agreed to assume approximately $20.7 million of current liabilities associated with the ordinary course operations of PGS Onshore as specified in the purchase agreement.  Under the terms of the purchase agreement, we agreed to purchase seven corporations or other entities owned by Petroleum Geo-Services or its subsidiaries, and to acquire assets and assume liabilities from four other subsidiaries of Petroleum Geo-Services.  The entities and assets acquired represent substantially all of PGS Onshore.  We closed the acquisition on February 12, 2010.

To fund the cash portion of the purchase price, Geokinetics Holdings USA, Inc, a wholly-owned subsidiary of Geokinetics (“Geokinetics Holdings”) issued $300 million aggregate principal amount of its 9.75% senior secured notes due 2014 in a private offering.  The proceeds of this sale were held in escrow until the closing of the PGS Onshore acquisition.  We refinanced our existing senior credit facility and repaid existing borrowings thereunder and repaid significantly all of our capital lease and other obligations.   See discussion under ‘‘Liquidity and Capital Resources’’, below.

Results of Operations

As of March 31, 2010, our core operating business segments were seismic data acquisition and seismic data processing and interpretation.  Our corporate activities include our corporate general and administrative functions.

Index

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

For the three months ended March 31, 2010, seismic acquisition revenue totaled $103.3 million as compared to $144.1 million for the same period of 2009, a decrease of $40.8 million or 28%.  This decrease in seismic acquisition revenue consists of a decrease of $43.0 million in our International operations and increase of $2.2 million in our North America operations.  During 2009, we expanded into new markets and had higher activity in shallow water marine and Transition Zone work.  During the first three months of 2010, we have experienced a trend towards land acquisition services, which is a lower priced service than the shallow water marine and transition zone work.  However, we expect to see more projects for our OBC and Transition Zone crews in future quarters.

Seismic data acquisition related revenues from North America for the three months ended March 31, 2010 were $38.1 million or 37% of total seismic data acquisition revenue compared to $35.9 million or 25% of total seismic data acquisition revenue for the same period in 2009.  While there was an overall decrease for existing services in the United States, there was an increase in our revenues primarily as a result of our entrance into the multi-client data library business and the PGS Onshore acquisition.  Seismic data acquisition revenues in North America directly attributable to the Acquisition were $14.5 million.  We have reduced crew counts in the United States from an average of seven during the quarter ended March 31, 2009 to an average of five and a half during the quarter ended March 31, 2010.  Revenues also include multi-client data library licensing revenues of $6.1 million and $0.0 million for the three months ended March 31, 2010 and 2009, respectively.

Seismic data acquisition revenues from international operations for the three months ended March 31, 2010 were $65.2 million or 63% of total seismic data acquisition revenue compared to $108.2 million or 75% of total seismic data acquisition related revenue for the same period in 2009.  The decrease is attributable to the completion of higher priced long-term contracts or lower production in Angola, Egypt, India, and Malaysia; partially offset by increase in activity in Brazil and Bangladesh.  We also experienced reduction in activity in Colombia and Bolivia.  International Seismic data acquisition revenues for the three months ended March 31, 2010, include $10.7 million generated in Mexico and Libya directly attributable to the Acquisition.  During the first quarter of 2010, some of our international crews experienced idle time due to the completion of long-term contracts, and the transition time to new contracts.

Data processing revenue declined slightly to $2.5 million for the three months ended March 31, 2010 as compared to $2.8 million for the same period of 2009.  The Company operates two processing centers, one in the United States and one in the United Kingdom.  The decline is coming primarily from North America, resulting from slower market conditions in the United States and Canada.

Total seismic acquisition operating expenses were $81.4 million for the three months ended March 31, 2010 as compared to $106.1 million for the same period of 2009, a decrease of 23%.  Seismic acquisition operating expenses as a percentage of revenue were 79% for the three months ended March 31, 2010 as compared to 74% for the same period in the prior year.  This increase in operating expenses as a percentage of revenue is a result of certain fixed costs for idle crews and vessels in spite of lower activity.

Seismic acquisition operating expenses from North America for the three months ended March 31, 2010 were $26.9 million, or 71% of total North America seismic data acquisition revenue, compared to $28.5 million, or 79% of total North America seismic data acquisition revenue for the same period in 2009.  The costs as a percentage of revenue have decreased due to increase in volume and a higher contribution from multi-client data library sales.

Seismic acquisition operating expenses from international operations for the three months ended March 31, 2010 were $54.5 million, or 84% of total international seismic data acquisition revenue, compared to $77.5 million, or 72% of total international seismic data acquisition revenue for the same period in 2009.  International operating expenses are lower as a result of a decrease in activity, while expenses for this segment as a percentage of revenue have increased due to decrease in volume while some of our fixed costs remain the same.

Data processing operating expenses of $2.5 million for the three months ended March 31, 2010, increased slightly from $2.2 million for the same period of 2009 as a result of new services and additional personnel.

Depreciation and amortization expense for the three months ended March 31, 2010 totaled $19.6 million as compared to $12.5 million for the same period of 2009, an increase of $7.1 million or 57%.  This is primarily attributable to an increase in fixed assets of $103.7 million from the Acquisition and our entrance into the multi-client data library business.  Depreciation related to the Acquisition was approximately $2.2 million.  Amortization of multi-client data for the three months ended March 31, 2010 was $4.3 million, compared to $0.0 million for the same period in 2009.  This includes $1.1 million in amortization of multi-client data libraries acquired from PGS.

Index

General and administrative expenses for the three months ended March 31, 2010 were $20.1 million, or 19% of revenues, as compared to $13.3 million, or 9% of revenues, for the same period of 2009.  General and administrative expenses have increased primarily as a result of costs incurred in the Acquisition of $1.5 million in the first quarter of 2010, integration costs of approximately $1.8 million, the addition of PGS Onshore and training and implementation costs for our new enterprise-wide system to improve the timing and quality of bidding, cost tracking, project management, and financial and operational reporting.

Interest expense for the three months ended March 31, 2010 increased by $8.6 million to $10.2 million as compared to $1.6 million for the same period of 2009.  This increase is primarily due to the issuance of the $300 million Senior Secured Notes due 2014, and the conversion of the Preferred Series B-2 shares to mandatorily redeemable preferred stock (Preferred Series C stock) for which dividends are reflected as interest expense in accordance with ASC Topic 480, “Distinguishing liabilities from equity.”

Income tax expense was $0.4 million for the three months ended March 31, 2010 compared to $5.2 million for the same period of 2009.  The decreased expense in the current period was due to a decrease in the Company’s pre-tax income in certain of its foreign locations.

Liquidity and Capital Resources

Our primary sources of cash flow are generated from our operations, debt and equity offerings, our revolving credit facility, and trade credit. Our primary uses of cash are operating expenses and expenditures associated with upgrading and expanding our capital asset base.  As of March 31, 2010, we had available liquidity as follows:

Available cash:	$37.7 million
Undrawn borrowing capacity under Revolving Credit Facility (see note below):	$50.0 million
Net available liquidity at March 31, 2010:	$87.7 million

We maintain various foreign bank overdraft facilities used to fund short-term working capital needs.  At March 31, 2010, there were no amounts outstanding under these facilities and we had approximately $6.6 million of availability.  However, due to the limitations on the ability to remit funds to the United States, this amount has not been included in the available liquidity table above.

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2009 and 2010:

	Three Months Ended March 31,
	2009	2010
	(in thousands)
Cash provided by (used in):
Operating activities	$104	$(19,807)
Investing activities	(9,829)	115,888
Financing activities	6,493	(68,555)

Net cash used in operating activities was $19.8 million for the three months ended March 31, 2010 compared to net cash provided by operating activities of $0.1 million for the three months ended March 31, 2009.  The decrease in operational cash flow is mainly driven by low activity during the quarter and a decrease in our accounts payable and current liabilities balance, partially offset by increased collections from our customers.

Net cash provided by investing activities was $115.9 million for the three months ended March 31, 2010 compared to net cash used in investing activities of $9.8 million for the three months ended March 31, 2009. The 2010 amounts primarily result from changes in restricted cash for $303.8 million, offset by cash used for the Acquisition of $180.8 million.

Index

Net cash used in financing activities was $68.6 million for the three months ended March 31, 2010 as compared to net cash provided by financing activities of $6.5 million for the three months ended March 31, 2009.  The cash used in financing activities during the 2010 period represents primarily amounts used for repayment of substantially all of our existing debt, except for the Senior Notes, on the date of the Acquisition.

Revolving Credit Facilities

On February 12, 2010, Geokinetics Holdings completed the closing of a $50 million revolving credit facility and letters of credit for the account of Geokinetics Holdings under the terms of a Credit Agreement with RBC (the “RBC Facility”).  The RBC Facility matures on February 12, 2013.  We may borrow, repay and re-borrow under this revolving credit facility. Borrowings outstanding under the RBC Facility will bear interest at a floating rate based on the greater of: i) 3% per year, ii) Prime Rate, iii) 0.5% above the Federal Funds Rate, or iv) 1% above one month LIBOR; plus an applicable margin between 4.25% and 5.25% until June 29, 2010.  Beginning June 30, 2010, the applicable margin will range between 3.5% and 5.5% depending on our total leverage ratio.

Borrowings under the RBC Facility are guaranteed by Geokinetics and each of its existing and each subsequently acquired or organized wholly-owned U.S. direct or indirect material subsidiary of Geokinetics.  Each of the entities guaranteeing the revolving credit facility will secure the guarantees on a first priority basis with a lien on substantially all of the assets of such guarantor.  Borrowings under the RBC Facility are deemed Priority Bank Debt under the inter-creditor agreement with the holders of the Notes, defined below, and so the Notes will be effectively subordinated to borrowings under the RBC Facility pursuant to such inter-creditor agreement.  As of March 31, 2010, we had no borrowings under this facility.

Based on our current forecast, we believe that it is likely that we will not be able to maintain the covenants required at the June 30, 2010 measurement date, and possibly beyond.  We do not expect to need to use the RBC Facility between now and this measurement date, however, there can be no assurance that this will be the case and it is possible that we will need to access the RBC Facility beyond this measurement date to fund capital expenditures and crew mobilizations.  If we are unable to remedy this situation, we may be forced to delay capital expenditures and/or decline opportunities for new work that requires significant working capital.  As such, we are currently in discussions to amend the facility or receive a waiver to address this situation.  There can be no assurance that we will be successful in doing so on commercially reasonable terms, if at all.

Senior Secured Notes Due 2014

On December 23, 2009, Geokinetics Holdings issued the $300 million Notes in a private placement to institutional buyers at an issue price of 98.093% of the principal amount. The net proceeds we received in connection with the issuance of the Notes have been recorded in long-term debt ($294.3 million) in the consolidated financial statements.

The Notes bear interest at the rate of 9.75% per year, payable semi-annually in arrears on June 15 and December 15 of each year, which interest payments commence in June 2010.  The Notes are fully and unconditionally guaranteed by Geokinetics Inc., and by each of our current and future domestic subsidiaries (other than Geokinetics Holdings, which is the issuer of the Notes).

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

As required by the Notes indenture, at closing, we deposited into escrow approximately $303.8 million, which was 101% of the aggregate issue price of the Notes, plus an amount necessary to pay the interest on the Notes from and including the issue date of the Notes to, but excluding, March 15, 2010.

Index

Capital Lease Obligations

We have four equipment lease agreements with Bradesco Leasing in Brazil with terms of 36 months at a rate of 7.9% per year.  The original amount of the leases was approximately $3.0 million and the balance at March 31, 2010, was approximately $2.4 million.

Other

We maintain various foreign bank lines of credit and overdraft facilities used to fund short-term working capital needs.  At March 31, 2010, the balance of foreign line of credit facilities was $1.2 million.  There were no outstanding balances under the foreign overdraft facilities at March 31, 2010, and we had approximately $6.6 million of availability.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the first quarter of 2010, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of operations, we are exposed to market risks arising from adverse changes in interest rates.  Market risk is defined for these purposes as the potential for change in the fair value of debt instruments resulting from an adverse movement in interest rates.  As of March 31, 2010, our financial instruments consist of cash, accounts receivable, accounts payable and notes payable.  The carrying amounts reported in the condensed consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair market value due to the short maturity of those instruments.  The carrying amount of debt reported in the condensed consolidated balance sheets approximate fair value because the interest on the underlying instruments approximates market rates.  We are not a party to any hedge arrangements, commodity swap agreements or other derivative financial instruments.  Our seismic data acquisition and seismic data processing segments utilize foreign subsidiaries and branches to conduct operations outside of the United States.  These operations expose us to market risks from changes in foreign exchange rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have performed an evaluation of the design, operation and effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2010.  Based on that evaluation, our principal executive officer and principal financial officer concluded that such disclosure controls and procedures were not effective.  See “Material Weaknesses” below.

Changes in Internal Control

Other than the remediation measure described below under “Remediation” there have not been any changes in our internal control over financial reporting (as defined in the Exchange Act Rule 13a-15(f) of the Securities Exchange Act) during the three months ending March 31, 2010, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

 Material Weaknesses

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2009 and the period ended March 31, 2010, we identified control deficiencies that constitute material weaknesses in the design and operation of our internal control over financial reporting.  The following material weaknesses were present at December 31, 2009 and at March 31, 2010.

Index

•
Financial Statement Close Process: During 2009, we dedicated significant resources implementing a new management information system and new business processes and controls around domestic and international operations.  Due to the demands created by this implementation, the increasing complexity of our international operations and the Acquisition and related financing transactions at the end of the year, we identified a material weakness in our financial statement close process, including insufficient controls over analyzing and reconciling accounts, maintaining appropriate support and analyses of certain non-routine accruals, and properly assessing the accounting and reporting implications related to new contractual agreements and certain other accounting matters.

•
Taxes Related to International Operations: We identified another material weakness related to accounting for income taxes associated with our international operations, including insufficient controls and training over the proper identification and application of the relevant tax rules, which affected our calculation of the tax provision of our international operations.

Our lack of resources, in terms of size, technical expertise and institutional knowledge to address certain financial and tax aspects of our multi-national operations, was identified as the underlying cause of these material weaknesses.

These material weaknesses resulted in the recording of a number of post-closing adjustments to our 2009 consolidated financial statements. The adjustments primarily affected non-routine accruals, deferred cost accounts, deferred taxes and the tax provision related to our international operations, including, as applicable, the corresponding income statement accounts.

Additionally, these material weaknesses could result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.  Accordingly, we determined that our internal control over financial reporting was not effective.

Remediation

We began to implement a remediation program, including the establishment of additional controls that are intended to strengthen our internal controls over financial reporting generally and to specifically address the material weaknesses discussed above. This remediation program includes the following:

•
Financial Statement Close Process: We are enhancing the corporate accounting controls and functions filling several new positions to bring experience in financial statement preparation, as well as skills related to the review and analysis of complex accounting transactions, including further SEC reporting depth at both the corporate and subsidiary levels.  In early 2010, we engaged outside advisors to serve as interim Chief Information Officer, Chief Accounting Officer, and Corporate Controller.  As part of the PGS Onshore acquisition, the Company began integrating highly qualified and experienced accounting and finance professionals who will further enhance the financial statement close process.

•
Taxes Related to International Operations: We hired a Vice President of Tax and Corporate Tax Manager with over 30 and 27 years of experience, respectively, in international tax matters. In addition, we have added and intend to add additional tax resources at our corporate and international locations.  These individuals will analyze and monitor the related income and other tax obligations and provide training in all the taxing jurisdictions in which we operate. The addition of staff in these areas will provide for an enhanced level of research, analysis and review of complex international tax issues related to our existing and future tax jurisdictions.  We have in the past used, and we intend to continue to use, third-party tax service providers for the more complex areas of our income tax, accounting and related issues.

In addition to the remediation efforts to address material weaknesses, we have engaged an independent international accounting firm to assist us with our review of internal controls, our risk assessment, rationalization of significant processes and key controls and preparation of the appropriate documentation to support those significant processes and key controls on a timely basis.

Index

We will continue to assess the adequacy of our finance and accounting organization, both in terms of size and expertise in the future.

We believe that these actions and resulting improvement in controls will strengthen our disclosure controls and procedures, as well as our internal control over financial reporting, and will, over time, address the material weaknesses that we identified as of December 31, 2009 and March 31, 2010.

Index

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

Item 1A.  Risk Factors

Other than as described in this Section, there have been no material changes in the risk factors included in our Form 10-K for the year ended December 31, 2009.

We may be unable to comply with the maintenance covenants in our senior revolving credit facility on June 30, 2010, unless the covenants are modified.  If we are unable to comply with the restrictions and covenants in our debt agreements, there could be a default under the terms of such agreements, which could result in an acceleration of repayment.

Based on our current forecasts, we expect to be unable to comply with the maintenance covenants in our senior revolving credit facility at the June 30, 2010 measurement date.  We have nothing borrowed under this facility, and do not expect to have a need to borrow under the facility prior to the June 30 measurement date, however there can be no assurance of this.  We are in discussions with the lenders under the credit facility to amend the covenants or obtain a waiver, but no assurance can be made that we will be successful in such negotiations, or as to the terms or costs of any such amendment or waiver if agreed to.  If we are unable to amend the facility or obtain a waiver, we will be required to seek other financing for our working capital needs, and failure to secure such financing could have a material adverse effect on our liquidity and financial position.

If we are unable to comply with the restrictions and covenants in our debt agreements, including our senior secured revolving credit facility, there could be a default under the terms of these agreements. Our ability to comply with these restrictions and covenants, including meeting financial ratios and tests, may be affected by events beyond the Company's control. As a result, we cannot assure you that we will be able to comply with these restrictions and covenants or meet such financial ratios and tests. In the event of a default under these agreements, lenders could terminate their commitments to lend or accelerate the loans and declare all amounts borrowed due and payable. Borrowings under other debt instruments that contain cross-acceleration or cross-default provisions may also be accelerated and become due and payable. If any of these events occur, our assets might not be sufficient to repay in full all of our outstanding indebtedness and we may be unable to find alternative financing. Even if we could obtain alternative financing, it might not be on terms that are favorable or acceptable to us. Additionally, we may not be able to amend its debt agreements or obtain needed waivers on satisfactory terms.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

           None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None

Index

Item 6.  Exhibits (items indicated by an (*) are filed herewith)

Exhibit No.	Description

4.1	Indenture dated as of December 23, 2009 relating to the Notes, incorporated herein by reference to the Current Report on Form 8-K filed December 28, 2009.

4.2	Supplemental Indenture dated as of February 12, 2010, incorporated by reference to Exhibit 4.2 to the Form 8-K filed February 16, 2010.

4.3	Second Amended and Restated Registration Rights Agreement dated as of February 12, 2010, incorporated by reference to Exhibit 4.3 to the Form 8-K filed February 16, 2010.

4.4	First Amended Certificate of Designation of Series C Senior Preferred Stock, incorporated by reference to Exhibit 4.4 to the Form 8-K filed February 16, 2010.

4.5	Fourth Amended Certificate of Designation of Series B Senior Convertible Preferred Stock, incorporated by reference to Exhibit 4.5 to the Form 8-K filed February 16, 2010.

10.1*	Release and Severance Agreement, dated August 29, 2009, between Geokinetics Inc and James White.

10.2
Credit Agreement dated as of February 12, 2010 by and among Geokinetics Holdings and Royal Bank of Canada as administrative and collateral agent to the certain lenders named therein, incorporated by reference to Exhibit 10.1 to the Form 8-K filed February 16, 2010.

10.3	Guaranty dated as of February 12, 2010, incorporated by reference to Exhibit 10.2 to the Form 8-K filed February 16, 2010.

10.4*	Severance Agreement, dated April 8, 2010 (and effective March 22, 2010), between Geokinetics Inc. and Mark A. Hess.

10.5*	Employment Agreement, dated March 22, 2010, between Geokinetics Inc. and Lee Parker.

10.6*	Employment Agreement, dated March 22, 2010, between Geokinetics Inc. and Scott A. McCurdy.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOKINETICS INC.

Date: May 7, 2010	/s/ Richard F. Miles
Richard F. Miles
President and Chief Executive Officer
(Authorized Officer)

Date: May 7, 2010	/s/ Scott A. McCurdy
Scott A. McCurdy
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)