Form 10-K/A
period 2009-12-31
GEOKINETICS INC
filed 2010-08-09
CIK 314606

Use these links to rapidly review the document

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

Large Accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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

         At August 5, 2010, there were 17,696,113 shares of common stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference

         Portions of the definitive proxy statement for the Registrant's Annual Meeting of Stockholders to be held on April 27, 2010.

EXPLANATORY NOTE

        Geokinetics, Inc. (the "Company") is filing this Amendment No. 1 to the Annual Report on Form 10-K (the "Form 10-K/A") to amend its Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission ("SEC") on March 15, 2010 (the "Original Filing" and together with the Form 10-K/A, the "Form 10-K") to include restated financial statements as described in Note 2 to the consolidated financial statements. The Company has restated its previously issued consolidated financial statements as of and for the year ended December 31, 2009 to reflect the Company's adoption of ASC 815-40-15 "Derivatives and Hedging-Contracts in Entity's own Equity" effective January 1, 2009, which significantly changes how the Company accounts for derivative liabilities, specifically related to certain warrants, the conversion feature embedded in the convertible preferred stock and related gains and losses from the change in fair market value of these derivative liabilities. Beginning January 1, 2009, the Company is required to account for the embedded derivative related to the conversion feature in the preferred stock and warrants as derivative liabilities due to anti-dilution price protection features contained in these instruments.

        The Company's original filing reflected certain warrants to purchase 240,000 share of the Company's common stock as stockholders' equity and did not bifurcate the fair value of the conversion feature embedded in the convertible preferred stock at December 31, 2009. The impact of this accounting change as of and for the year ended December 31, 2009 is an increase in the Company's loss applicable to common stockholders of $11.7 million, a decrease in additional paid in capital of $8.1 million, a decrease in accumulated deficit of $3.0 million, an increase in derivative liabilities of $9.3 million and a decrease in convertible preferred stock of $4.3 million.

        The revisions relate to non-operating and non-cash items as of and for the year ended December 31, 2009 and did not impact the Company's consolidated financial statements for periods prior to January 1, 2009. The restatement does not change the Company's previously reported revenues, operating income or cash and cash equivalents shown in its consolidated financial statements for the year ended December 31, 2009.

        This Form 10-K/A amends the following items in the Company's Original Filing to reflect the adoption of ASC 815-40:

  Part II, Item 6. Selected Financial Data

  Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Part II, Item 9A. Controls and Procedures

  Part II, Item 8. Financial Statements and Supplementary Data

  Part IV, Item 15. Exhibits, Financial Statement Schedules

        For the convenience of the reader, this Annual Report on Form 10-K/A sets forth the Original Filing in its entirety. Other than as described above, none of the other disclosures in the Original Filing have been amended or updated. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Filing, and such forward-looking statements should be read in their historical context. Accordingly, this Annual Report on Form 10-K/A should be read in conjunction with the Company's filings with the Securities and Exchange Commission subsequent to the Original Filing. Quarterly reports on Form 10-Q during the year ended December 31, 2009 affected by the restatements have not been amended and should not be relied upon. However, the unaudited quarterly financial information in Note 18 to the consolidated financial statements has been restated to reflect the adoption of ASC 815-40 effective January 1, 2009.

GEOKINETICS INC.
FORM 10-K/A
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

  Common Stock Offering

        On December 18, 2009, we completed the offering of 4,000,000 shares of our common stock at $9.25 per share. Total proceeds from this offering were approximately $34.8 million. In addition, on January 14, 2010, the underwriters purchased 207,200 shares pursuant to an over allotment option for approximately $1.8 million.

        As a result of the equity offering on December 18, 2009, the purchase price of the warrants owned by Avista to purchase 240,000 shares of Geokinetics common stock at $20.00 per share issued on July 28, 2008 was adjusted to $9.25 per share pursuant to certain existing provisions of the warrants.

  Preferred Stock Restructuring

        In December 2006, we issued series B-1 preferred stock to affiliates of Avista and another institutional investor, and in July 2008, we issued shares of series B-2 preferred stock and warrants to purchase 240,000 shares of our common stock to Avista. In connection with the PGS Onshore acquisition and the common stock offering, on December 18, 2009, we restructured the series B-1 preferred stock to reduce the conversion price from $25 to $17.436 per share, to increase the dividend of the series B-1 preferred stock to 9.75%, to extend the dates on which we may pay interest in kind and after which we are required to redeem the series B-1 preferred stock until one year after the maturity date of the notes, and to waive certain other provisions of the series B-1 preferred stock to facilitate the acquisition. We have agreed to pay Avista Capital Holdings, L.P. and Levant America S.A. a fee of $2.1 million, which is 2% of the liquidation amount of the preferred stock.

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

        Based on management's evaluation, because of the material weaknesses described above, management has concluded that our internal control over financial reporting was not effective as of December 31, 2009. Our independent registered public accounting firm, UHY LLP, has audited management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009, and their report appears in this Annual Report on Form 10-K/A.

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

        The 2009 Financial Data has been restated to reflect the adoption of ASC 815-40, effective January 1, 2009, which significantly changes how the Company accounts as explained in Note 2 to the consolidated financial statements for derivative liabilities.

Selected Financial Data

	As of and for the Year Ended December 31,
	(Restated) 2009		2008	2007		2006(2)	2005(1)
	(In thousands, except per share data)
Net operating revenues	$510,966		$474,598	$357,677		$225,183	$62,175
Income (loss) before income taxes	10,917		10,254	(13,684)		(942)	(1,871)
Income taxes	23,252	(6)	9,268	2,252		3,234	51
Net (loss) income	(12,335	)(9)	986	(15,936	)(3)	(4,176)	(1,922)
Loss applicable to common stockholders	(34,125	)(7)	(5,339)	(20,802	)(3)	(4,382)	(2,081)
Loss per common share, basic and diluted	(3.14)		(0.51)	(2.44	)(3)	(0.81)	(0.95)
Total assets	771,690	(5)	439,716	354,321		299,633	74,723
Long-term debt and capital leases, net of current portion	328,705	(4)	57,850	60,352		113,617	8,297
Current portion of long-term debt and capital lease obligations	68,256		33,096	19,560		3,552	9,078
Derivative liabilities	9,317		—	—		—	—
Mezzanine and temporary equity	66,976	(8)	94,862	60,926		56,077	25,648
Total stockholders equity (excluding preferred stock)	145,330		129,680	130,965		28,595	1,150

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

(7)
Loss applicable to common stockholders in 2009 was impacted by the change in the fair value of derivative liabilities of $7.3 million, inducements paid of $9.1 million to preferred stockholders in connection with our preferred stock restructuring and preferred stock dividend and accretion of discount of preferred stock of $12.7 million.

(8)
During 2009, we exchanged our series B-2 preferred stock for series C preferred stock which is classified as mandatorily redeemable preferred stock.

(9)
Net loss in 2009 was impacted by the loss of $7.3 million related to the change in the fair value of derivative liabilities as a result of the adoption of ASC 815-40 effective January 1, 2009.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation

        The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those financial statements included elsewhere in this Form 10-K/A. This discussion contains forward looking statements that involve risks and uncertainties. Please see "Risk Factors" and "Forward Looking Statements" elsewhere in this Form 10-K/A.

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

  •
  On December 18, 2009, we issued $294.3 million, net of discount, of Senior Secured Notes Due 2014

  •
  On December 18, 2009, we issued 4,000,000 shares of common stock for approximately $34.8 million, and restructured our Series B preferred stock,

  •
  On January 14, 2010, we issued 207,200 shares as part of the over allotment option to the underwriters of the December 18, 2009 stock issuance for approximately $1.8 million.

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

        Depreciation and Amortization Expenses.    Depreciation and amortization expense for the twelve months ended December 31, 2009 totaled $56.9 million as compared to $49.0 million for the same period of 2008, an increase of $7.9 million or 16.1%. This is primarily attributable to continued capital expenditures to support international crews along with the amortization of the multi-client investment. We incurred capital expenditures of $38.8 million in 2009 as compared to $77.1 million in 2008. Amortization of multi-client data for the years ended December 31, 2009 and 2008 was $6.6 million and $0.5 million, respectively.

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

        Change in Fair Value of Derivative Liabilities.    The $7.3 million non-cash loss for the year ended December 31, 2009 is related to the change in fair value of the derivatives liabilities. The derivatives were revalued using available market information and commonly accepted valuation methodologies. The recognition of the change in fair value is the result of the adoption of ASC 815-40-15 effective January 1, 2009.

        Income Tax.    Provision for income taxes for the twelve months ended December 31, 2009 was $23.3 million, as compared to $9.3 million for the same period of 2008, an increase of $14.0 million or 150.5%. The increase is mainly due to increased profitability in foreign jurisdictions and related withholding taxes. The increase is mainly due to increased profitability in foreign jurisdictions, increased activity in deemed profit areas where taxes are calculated as a percentage of revenues and increased withholding taxes on the rental of our United States owned equipment to our foreign subsidiaries. In addition, the Company recorded a $7.2 million charge during 2009 for an uncertain tax position in one of its foreign operations.

        EBITDA and Net Loss.    EBITDA (as defined below) increased 33.8% to $87.0 million for 2009 compared to $65.0 million for 2008. This increase was due to increased international revenues and improved international margins, primarily as a result of a higher contribution from shallow water OBC and transition zone projects. We also had better crew utilization and less down time due to longer term contracts. We had a loss applicable to common stockholders of $34.1 million, or ($3.14) per share, for the twelve months ended December 31, 2009, as compared to a loss applicable to common stockholders of $5.3 million, or ($0.51) per share, for the twelve months ended December 31, 2008. The increase in our net loss applicable to stockholders is primarily due to $13.3 million of one-time inducement payments to preferred shareholders, bridge loan fee, and acquisition costs related to the PGS Onshore acquisition and a $7.3 million loss from change in fair value of derivative liabilities.

        We define EBITDA as net income (loss) (the most directly generally accepted accounting principle or "GAAP" financial measure) before Interest, Taxes, Other Income (Expense) (including derivative liabilities' gains/losses, foreign exchange gains/losses, gains/losses on sale of equipment and insurance proceeds, bridge loan commitment fees, warrant expense and other income/expense), and Depreciation and Amortization. "EBITDA," as used and defined by us, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with GAAP. EBITDA should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP. However, we believe EBITDA is useful to an investor in evaluating our operating performance because this measure: (1) is widely used by investors in the energy industry to measure a company's operating performance without regard to items excluded from the calculation of such term, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired, among other factors; (2) helps investors to more meaningfully evaluate and compare the results of our operations from period to period by removing the effect of our capital structure and asset base from its operating structure; and (3) is used by our management for various purposes, including as a measure of operating performance, in presentations to our board of directors, as a basis for strategic planning and forecasting, and as a component for setting incentive compensation. There are significant limitations to using EBITDA as a measure of performance, including the inability to analyze the effect of certain recurring and non-recurring items that materially affect our net income or loss, and the lack of comparability of results of operations of different companies.

        See below for reconciliation from net income to common stockholders to EBITDA (in thousands):

	Year Ended December 31
	(Restated) 2009	2008
Net Loss Applicable to Common Stockholders	$(34,125)	$(5,339)
Preferred Stock Dividends, Accretion and Inducements Paid to Restructure Preferred Stock	21,790	6,325

Net Income (Loss)	(12,335)	986
Income Tax Expense	23,252	9,268
Interest Expense, net	5,971	6,176
Other Expense (Income) (as defined above)	13,200	(401)
Depreciation and Amortization	56,921	48,990

EBITDA	$87,009	$65,019

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

        See below for reconciliation from net loss applicable to common stockholders to EBITDA (in thousands):

	Year Ended December 31
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

        The table below summarizes certain measures of liquidity and capital expenditures, as well as our sources of capital from internal and external sources, for the past three years (in thousands).

Financial Measure	2009	2008	2007
Cash and equivalents, at December 31	$10,176	$13,341	$15,125
Working capital, at December 31	85,933	7,085	12,636
Cash flow from operating activities	53,259	37,597	5,299
Cash flow used in investing activities	(349,015)	(43,343)	(54,474)
Cash flow from financing activities	292,591	3,962	43,924
Capital expenditures (including capital leases)	38,815	77,096	94,677
Cash paid for interest	10,728	6,769	11,926

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

        Each holder of Series B-1 Preferred Stock is also entitled to receive cumulative dividends at the rate of 9.75% per annum on the liquidation preference of $250 per share, compounded quarterly. At the Company's option through December 15, 2015, dividends may be paid in additional shares of Series B-1 Preferred Stock. After such date, dividends are required to be paid in cash if declared.

        After December 15, 2015, holders of not less than a majority of outstanding shares of Series B-1 Preferred Stock may require payment, upon written notice of the redemption of all outstanding shares of Series B-1 Preferred Stock, in cash, at a price equal to $250 per share, plus any accrued dividends. The conversion price of $17.436 is subject to a down-round provision whereby subsequent equity issuances at a price below the existing conversion price will result in a downward adjustment to the conversion price.

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

  Use of Estimates in Preparing Consolidated Financial Statements

        We use estimates and assumptions in preparing consolidated financial statements in accordance with accounting principles generally accepted in the U.S. Those estimates and assumptions are included in our consolidated financial statements and accompanying notes. The more significant areas requiring the use of our estimates relate to accounting for contracts in process, evaluating the outcome of uncertainties involving claims against or on our behalf, determining useful lives for depreciation and amortization purposes, cash flow projections and fair values used in the determination of asset impairment. While we believe current estimates are reasonable and appropriate, actual results could differ materially from current estimates.

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

        This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Hierarchical levels, as defined in this guidance and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities are as follows:

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

          Level 3—Inputs that are both significant to the fair value measurement and unobservable. Unobservable inputs reflect the Company's judgment about assumptions market participants would use in pricing the asset or liability estimated impact to quoted prices markets.

        The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of our financial instruments that could have been realized as of December 31, 2009 or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and short-term debt approximate their fair value due to the short maturity of those instruments. The Company's assets (liabilities) measured at fair value on a recurring basis was determined using the following inputs (in thousands):

	Fair Value Measurements at December 31, 2009
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Conversion feature embedded in Preferred Stock	$(7,737)	$—	$—	$(7,737)
Warrants	(1,580)	—	—	(1,580)

Total Derivative Liabilities	$(9,317)	$—	$—	$(9,317)

        Beginning January 1, 2009, the Company records derivative liabilities on its balance sheet related to certain warrants and the conversion feature embedded in the preferred stock. As of December 31, 2009, the assumptions used in the valuation of the derivative liabilities using Monte Carlo valuation models included the Company's series B preferred stock with a conversion price of $17.44 per share, discount rate of 3.03% and volatility of 106.31% and in the valuation of the warrants with an exercise price of $9.25 per share, as well as the Company's stock price of $9.62 per share, risk-free discount rate of 1.99%, and volatility of 106.31%.

        A reconciliation of the Company's liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance January 1, 2009	$1,511
Total unrealized losses
Included in earnings	7,324
Included in other comprehensive income	—
Settlements/Issuances	482
Transfers in and/or out of Level 3	—

Balance December 31, 2009	$9,317

        We are not a party to any hedge arrangements, commodity swap agreement or any other derivative financial instruments. Our seismic data acquisition and seismic data processing segments utilize foreign subsidiaries and branches to conduct operations outside of the United States. These operations expose us to market risks from changes in foreign exchange rates.

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

        The impairment test requires the allocation of goodwill and all other assets and liabilities to reporting units. If the fair value of the reporting unit is less than the book value (including goodwill), then goodwill is reduced to its implied fair value and the amount of any write-down is reflected in operations. All of our goodwill is related to our data acquisition segment. While this segment consists of various geographical markets, we have concluded that it has only one reporting unit for purposes of the impairment test. We perform impairment tests on the carrying value of our goodwill on an annual basis as of December 31st. Historically; we have used the Income Approach or the Discounted Cash Flow Method, which focuses on expected cash flows. In applying this approach, the expected cash flow is projected based on assumptions regarding revenues, direct costs, general and administrative expenses, depreciation, applicable income taxes, capital expenditures and working capital requirements for a finite period of years, which was five years in our test. The projected cash flows and the terminal value, which is an estimate of the value at the end of the finite period and assumes a long-term growth rate, are then discounted to present value to derive an indication of the value of the reporting unit. For our annual assessment as of December 31, 2009, due to the economic conditions affecting the industry, we also utilized the Subject Company Valuation Method, which makes a comparison of our projections to reasonably similar publicly traded companies. In weighting the results of the various valuation approaches, we placed more emphasis on the income approach. For the years ended December 31, 2008 and 2009, our annual impairment test indicated the fair value of its reporting unit's goodwill exceeded the carrying amount.

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

  Derivative Liabilities

        In June 2008, the FASB ratified guidance included in ASC 815-40-15 "Derivatives and Hedging-Contracts in Entity's Own Equity-Scope and Scope Exceptions," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. The guidance which was effective January 1, 2009 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. ASC 815-40-15 indicates that "contracts issued or held by that reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders' equity in its statement of financial position" should not be considered derivative instruments ("Topic 815 Scope Exception").

        The Company's convertible preferred stock has been recognized as "temporary equity," or outside of permanent equity and liabilities, in the Company's consolidated balance sheet as it does not meet the definition of mandatorily redeemable under FASB ASC Topic 480, "Distinguishing Liabilities from Equity" because redemption is contingent upon the holders not exercising their conversion option and the host contract is classified as temporary equity in accordance with SEC guidance. The two embedded features in the convertible preferred stock did not require bifurcation under ASC Topic 815 since, prior to the implementation of ASC 815-40-15, the conversion feature met the Topic 815 Scope Exception and the applicable criteria in the FASB guidance covering the accounting for derivative financial instruments indexed to, and potentially settled in, a company's own stock, and the redemption feature was determined to be clearly and closely related to the host contract, therefore, failing the FASB criteria requiring bifurcation. Since there was no bifurcation of the embedded features there was no separate accounting for those features.

        The Company has convertible preferred stock issued and outstanding and outstanding common stock warrants issued in connection with a preferred stock issuance in July 2008. Prior to the implementation of ASC 815-40-15, the warrants when issued were classified as permanent equity because they met the Topic 815 Scope Exception and all of the criteria in the FASB guidance covering the accounting for derivative financial instruments indexed to, and potentially settled in, a company's own stock. However, both the convertible preferred stock conversion feature and warrants contain settlement provisions such that if the Company makes certain equity offerings in the future at a price lower than the conversion prices of the instruments, the conversion ratio would be adjusted.

        ASC 815-40-15 provides that an instrument's strike price or the number of shares used to calculate the settlement amount are not fixed if its terms provide for any potential adjustment, regardless of the probability of such adjustment(s) or whether such adjustments are in the entity's control. If the instrument's strike price or the number of shares used to calculate the settlement amount are not fixed, the instrument (or embedded feature) would still be considered indexed to an entity's own stock if the only variables that could affect the settlement amount would be inputs to the fair value of a "fixed-for-fixed" forward or option on equity shares. Both the warrants and the preferred stock contain a price protection provision (or down-round provision) that reduces the warrant strike price or preferred conversion rate in the event the Company issues additional shares at a more favorable price than the strike price.

        Under the provisions of ASC 815-40-15 the embedded conversion feature in the Company's preferred stock and warrants are not considered indexed to the Company's stock because future equity offerings (or sales) of the Company's stock are not an input to the fair value of a "fixed-for-fixed" option on equity shares. Accordingly, effective January 1, 2009 the Company's warrants and the embedded derivative portion of the preferred stock are recognized as liabilities in the Company's consolidated balance sheet.

        In accordance with ASC 815-10-65-3 "Derivatives and Hedging-Overall-Transition and Open Effective Date Information-Transition Related to EITF Issue No. 07-05, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock," the cumulative effect of this change in accounting principle is recognized as an adjustment to the opening balance of the Company's equity on January 1, 2009. The preferred stock host, the conversion feature, the warrant and the cumulative effect adjustment are determined based on amounts that would have been recognized if the guidance in ASC 815-40-15 had been applied from the date the preferred stock and warrants were issued. The preferred stock host will remain classified in temporary equity, excluding the conversion feature, following the applicable SEC guidance. In accordance with FASB guidance covering the recognition of embedded derivatives in ASC Topic 815, the fair value of the conversion feature is bifurcated from the host instrument and recognized as a liability on the Company's consolidated balance sheet. The warrants are recognized at fair value as a liability on the Company's consolidated balance sheet. The fair value of the conversion feature, the warrants and other issuance costs of the preferred stock financing transaction, are recognized as a discount to the preferred stock host. The discount will be accreted to the preferred stock host from the Company's paid in capital, treated as a deemed dividend, over the period from the issuance date through the earliest redemption date of the preferred stock.

  Income Taxes

        We account for income taxes in accordance with FASB ASC Topic 740. Under this method, deferred tax assets and liabilities are computed using the liability method based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

  Recent Accounting Pronouncements

        See "Item 8. Financial Statements and Supplementary Data, Note 2, Summary of Significant Accounting Policies, Recent Accounting Pronouncements" to the audited consolidated financial statements, which information is incorporated herein by reference.

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

Item 9A.    Controls and Procedures—Restated

        (a)    Disclosure Controls and Procedures.    The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K/A. As described below under Management's Annual Report on Internal Control over Financial Reporting (restated), the Company has identified material weaknesses in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of December 31, 2009. As a result of these material weaknesses, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K/A, the Company's disclosure controls and procedures were not effective.

        In light of these material weaknesses, in preparing the Company's financial statements as of and for the fiscal year ended December 31, 2009, the Company performed additional analyses and other post-closing procedures in an effort to ensure the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America. UHY LLP's report, dated March 12, 2010, except for Notes 2, 7, 10, 12 and 19, which are as of August 9, 2010 expressed an unqualified opinion on the Company's consolidated financial statements. Additionally, during the first quarter of 2010, the Company began to implement additional controls and procedures, as discussed below in paragraph (d) of this Item 9A, that are intended to remediate the material weaknesses identified as of December 31, 2009.

        (b)    Management's Annual Report on Internal Control over Financial Reporting—Restated.    The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009, and in making this assessment, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework in accordance with the standards of the Public Company Accounting Oversight Board (United States). Based on this assessment, management identified the following material weaknesses as of December 31, 2009.

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

  •
  Accounting for Derivative Financial Instruments:  Management has identified a material weakness related to accounting for derivatives. The Company's procedures to assess and identify the impact of Recently Issued Accounting Pronouncements were not sufficient, as evidenced by the Company's failure to identify the impact of ASC 815-40-15 "Derivatives and Hedging-Contracts in Entity's Own Equity-Scope and Scope Exceptions," which became effective January 1, 2009 and require us to account for derivative liabilities related to the embedded conversion feature of our preferred stock and warrants at fair value and to mark to market each instrument at the end of each reporting period.

        The Company's lack of resources, in terms of size, technical expertise and institutional knowledge to address certain financial and tax aspects of its multi-national operations, was identified as the underlying cause of these material weaknesses.

        These material weaknesses resulted in the Company recording a number of post-closing adjustments to the Company's 2009 consolidated financial statements. The adjustments primarily affected non-routine accruals, deferred cost accounts, derivatives liabilities, deferred taxes and the tax provision related to the Company's international operations, including, as applicable, the corresponding income statement accounts.

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

        UHY LLP, the Company's independent registered public accounting firm, audited the Company's consolidated financial statements included in this Annual Report on Form 10-K/A for the period ended December 31, 2009 and has issued an audit report on management's assessment of the Company's internal control over financial reporting. This report appears on pages F-3 and F-4.

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

  •
  Accounting for Derivative Financial Instruments:  During July 2010, the Company engaged a Big 4 public accounting firm to advise the Company's management on proper identification, measurement and reporting of the fair values for certain derivative financial instruments.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required with respect to our equity compensation plans is set forth in Item 5 of this Form 10-K/A. The information required by Item 12 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on April 28, 2010, which we expect to file with the SEC within 120 days after December 31, 2009.

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

  (3)

Exhibit Number	Exhibit Title
3.1	Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Company's Registration Statement on Form S-3 filed on June 26, 2009 (file no. 333-160268)).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Company's Registration Statement on Form S-3 filed on June 26, 2009 (file no. 333-160268)).
3.3	Amendment to the Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.1 to Form 8-K filed on May 17, 2007 (file no. 001-33460)).
4.1	First Amended Certificate of Designation of Series C Senior Preferred Stock (incorporated by reference from Exhibit 4.4 to Form 8-K filed on February 16, 2010 (file no. 001-33460)).
4.2	Fourth Amended Certificate of Designation of Series B Senior Convertible Preferred Stock (incorporated by reference from Exhibit 4.5 to Form 8-K filed on February 16, 2010 (file no. 001-33460)).
10.1	2007 Geokinetics Inc. Stock Awards Plan (incorporated by reference from Exhibit 4.1 to Form S-8 filed on July 20, 2007 (file no. 333-144763))
10.2	Offer letter for Mark Hess (incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 7, 2008 (file no. 001-33460)).
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

Exhibit Number		Exhibit Title
10.7		Amendment and exchange agreement, dated December 2, 2009, by and among Geokinetics Inc., Avista Capital Partners, L.P., Avista Capital Partners (Offshore), L.P., and Levant America S.A. (incorporated by reference from Exhibit 10.2 to Form 8-K filed December 4, 2009 (file no. 001-33460)).
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
10.17		Guaranty, dated as of February 12, 2010 (incorporated by reference from Exhibit 10.2 to Form 8-K filed on February 16, 2010 (file no. 001-33460)).
12.1	*	Statement Regarding the Computation of Ratio of Earnings to Fixed Charges.
21.1	**	Subsidiaries of the Company.
23.1	*	Consent of UHY, LLP.
24.2		Power of Attorney (incorporated by reference).
31.1	*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit Number		Exhibit Title
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

**
Filed with our Annual Report on Form 10-K for the year ended December 31, 2009, as originally filed on March 15, 2010.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOKINETICS INC.
Date: August 9, 2010	By:	/s/ RICHARD F. MILES Richard F. Miles President and Chief Executive Officer
Date: August 9, 2010	By:	/s/ SCOTT A. MCCURDY Scott A. McCurdy Senior Vice President and Chief Financial Officer Principal Financial and Accounting Officer

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

        As discussed in Note 2 to the consolidated financial statements, the Company restated its previously issued consolidated financial statements as of and for the year ended December 31, 2009 to account for certain warrants and conversion features embedded in its preferred stock pursuant to authoritative guidance in FASB ASC 815-40-15, "Derivatives and Hedging—Contracts in an Entity's Own Equity."

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

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Geokinetics Inc. and subsidiaries' internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2010, except for the material weakness regarding Accounting for Derivative Financial Instruments as to which the date is August 9, 2010, expressed an adverse opinion on the Company's internal control over financial reporting.

UHY LLP
Houston, Texas
March 12, 2010, except for changes described in Notes 2, 7, 10, 12, and 19 as to which the date is August 9, 2010

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

        Accounting for Derivative Financial Instruments:    Another material weakness was identified by management related to accounting for derivatives. The Company's procedures to assess and identify the impact of Recently Issued Accounting Pronouncements were not sufficient, as evidenced by the Company's failure to identify the impact of ASC 815-40-15 "Derivatives and Hedging-Contracts in Entity's Own Equity-Scope and Scope Exceptions," which became effective January 1, 2009.

        The Company's lack of resources, in terms of size, technical expertise and institutional knowledge to address certain financial and tax aspects of its multi-national operations, was identified as the underlying cause of these material weaknesses.

        These material weaknesses resulted in the Company recording a number of post-closing adjustments to the Company's 2009 consolidated financial statements. The adjustments primarily affected non-routine accruals, deferred cost accounts, derivative liabilities, deferred taxes and the tax provision related to the Company's international operations, including, as applicable, the corresponding income statement accounts.

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

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Geokinetics Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for the three years in the period ended December 31, 2009, and our report dated March 12, 2010, except for changes as described in Notes 2, 7, 10, 12, and 19 to which the date is August 9, 2010, expressed an unqualified opinion thereon.

UHY LLP
Houston, Texas
March 12, 2010 , except for the material weakness regarding Accounting for Derivative Financial Instruments as to which the date is August 9, 2010

GEOKINETICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	December 31,
	2009	2008
	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$10,176	$13,341
Restricted cash	121,837	9,921
Accounts receivable, net	143,944	91,753
Inventories	1,664	1,412
Deferred costs	14,364	25,372
Prepaid expenses and other current assets	8,824	9,002

Total current assets	300,809	150,801
Property and equipment, net	187,833	205,285
Restricted cash to be used for PGS Onshore acquisition	183,920	—
Goodwill	73,414	73,414
Multi-client data library, net	6,602	801
Deferred financing costs, net	10,819	1,038
Other assets, net	8,293	8,377

Total assets	$771,690	$439,716

LIABILITIES, MEZZANINE AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt and capital lease obligations	$68,256	$33,096
Accounts payable	55,390	49,056
Accrued liabilities	61,814	29,968
Deferred revenue	14,081	29,995
Income taxes payable	15,335	1,601

Total current liabilities	214,876	143,716
Long-term debt and capital lease obligations, net of current portion	296,601	57,850
Deferred income taxes	6,486	13,608
Derivative liabilities	9,317	—
Mandatorily redeemable preferred stock	32,104	—

Total liabilities	559,384	215,174

Commitments and contingencies
Mezzanine equity:
Preferred stock, Series B Senior Convertible, $10.00 par value; 2,500,000 shares authorized, 290,197 shares issued and outstanding as of December 31, 2009 and 391,629 shares issued and outstanding as of December 31, 2008	66,976	94,862

Stockholders' equity:
Common stock, $.01 par value; 100,000,000 shares authorized, 15,578,528 shares issued and 15,296,839 shares outstanding as of December 31, 2009 and 10,580,601 shares issued and 10,470,233 shares outstanding as of December 31, 2008	156	106
Additional paid-in capital	215,859	188,940
Accumulated deficit	(70,705)	(59,386)
Accumulated other comprehensive Income	20	20

Total stockholders' equity	145,330	129,680

Total liabilities, mezzanine and stockholders' equity	$771,690	$439,716

See accompanying notes to the consolidated financial statements.

GEOKINETICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except share and per share data)

	Year Ended December 31,
	2009	2008	2007
	(restated)
Revenue:
Seismic data acquisition	$500,283	$462,576	$346,829
Data processing	10,683	12,022	10,848

Total revenue	510,966	474,598	357,677

Expenses:
Seismic data acquisition	361,525	361,377	280,238
Data processing	8,641	8,861	10,562
Depreciation and amortization	56,921	48,990	32,352
General and administrative	53,791	39,341	35,717

Total expenses	480,878	458,569	358,869

Loss on disposal of property and equipment	(3,759)	(1,255)	(1,556)
Gain on insurance claim	—	1,125	2,128

Income (loss) from operations	26,329	15,899	(620)

Other income (expenses):
Interest income	242	815	1,017
Interest expense	(6,213)	(6,991)	(9,265)
Loss from change in fair value of derivative liabilities	(7,324)	—	—
Bridge loan commitment fees	(2,910)	—	—
Loss on redemption of floating rate notes	—	—	(6,936)
Foreign exchange gain	680	835	1,574
Other, net	113	(304)	546

Total other expenses, net	(15,412)	(5,645)	(13,064)

Income (loss) before income taxes	10,917	10,254	(13,684)

Provision for income taxes:
Current expense	30,374	12,186	2,245
Deferred (benefit) expense	(7,122)	(2,918)	7

Total provision for income taxes	23,252	9,268	2,252

Net income (loss)	(12,335)	986	(15,936)
Inducements paid to preferred stockholders	(9,059)	—	—
Dividends and accretion costs	(12,731)	(6,325)	(4,866)

Loss applicable to common stockholders	$(34,125)	$(5,339)	$(20,802)

For Basic and Diluted Shares:
Loss per common share	$(3.14)	$(0.51)	$(2.44)
Weighted average common shares outstanding	10,875,264	10,389,969	8,512,862

See accompanying notes to the consolidated financial statements.

GEOKINETICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND OTHER COMPREHENSIVE INCOME

(In Thousands, except share data)

	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2006	5,733,227	57	$72,926	$(44,436)	$48	$28,595
Exercise of options	94,500	1	595	—	—	596
Stock-based compensation	—	—	3,714	—	—	3,714
Restricted stock issued, net	79,010	1	—	—	—	1
Issuance of common stock	4,565,207	46	127,671	—	—	127,717
Costs of issuance of common stock	—	—	(8,828)	—	—	(8,828)
Accretion of preferred issuance costs	—	—	(138)	—	—	(138)
Accrual of preferred dividend	—	—	(4,728)	—	—	(4,728)
Currency translation adjustment	—	—	—	—	(28)	(28)
Net loss	—	—	—	(15,936)	—	(15,936)

Balance at December 31, 2007	10,471,944	$105	191,212	(60,372)	20	130,965
Exercise of options	84,863	1	577	—	—	578
Stock-based compensation	—	—	1,934	—	—	1,934
Restricted stock issued, net	23,794	—	—	—	—	—
Fair value of warrants issued	—		1,547	—	—	1,547
Costs of issuance of common stock	—	—	(5)	—	—	(5)
Accretion of preferred issuance costs	—	—	(184)	—	—	(184)
Accrual of preferred dividend	—	—	(6,141)	—	—	(6,141)
Net income	—	—	—	986	—	986

Balance at December 31, 2008	10,580,601	$106	$188,940	$(59,386)	$20	$129,680
Cumulative effect of change in accounting principle (restated)	—	—	(3,413)	10,075		6,662
Exercise of options	—	—	—	—	—	—
Stock-based compensation	—	—	2,174	—	—	2,174
Restricted stock issued, net	247,927	2	—	—	—	2
Issuance of common stock, net of costs	4,000,000	40	33,959	—	—	33,999
Issuance of common stock and cash paid as inducement for conversion of preferred stock	750,000	8	6,930	(9,059)		(2,121)
Accretion of preferred issuance costs and discounts (restated)	—	—	(1,674)	—	—	(1,674)
Accrual of preferred dividends (restated)	—	—	(11,057)	—	—	(11,057)
Net loss (restated)	—	—	—	(12,335)	—	(12,335)

Balance at December 31, 2009	15,578,528	$156	$215,859	$(70,705)	$20	$145,330

See accompanying notes to the consolidated financial statements.

GEOKINETICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, unless otherwise noted)

	Year Ended December 31,
	2009	2008	2007
	(restated)
OPERATING ACTIVITIES
Net income (loss)	$(12,335)	$986	$(15,936)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	56,921	48,990	32,352
Bad debt expense	1,110	3,541	1,015
Loss on redemption of floating rate notes and amortization of deferred financing costs	560	336	7,811
Stock-based compensation	2,174	1,934	3,714
Loss (gain) on sale of assets and insurance claims	3,759	130	(572)
Deferred income taxes	(7,122)	(2,918)	7
Change in fair value of derivative liabilities	7,324	—	—
Changes in operating assets and liabilities:
Restricted cash, net of financing portion	7,967	(8,563)	297
Accounts receivable	(53,301)	(27,476)	(4,018)
Prepaid expenses, deferred costs and other assets	10,200	(23,988)	(2,788)
Accounts payable	6,334	29,677	(24,808)
Accrued liabilities, deferred revenue and other liabilities	29,668	14,948	8,225

Net cash provided by operating activities	53,259	37,597	5,299

INVESTING ACTIVITIES
Proceeds from disposal of property and equipment and insurance proceeds	1,320	3,047	3,939
Purchases of property and equipment	(35,816)	(40,289)	(58,413)
Investment in multi-client data library	(10,716)	—	—
Oil and gas interests obtained in conjunction with seismic surveys	—	(6,101)	—
Change in restricted cash held for purchase of PGS Onshore	(303,803)	—	—

Net cash used in investing activities	(349,015)	(43,343)	(54,474)

FINANCING ACTIVITIES
Proceeds from issuance of debt	207,259	224,162	199,135
Proceeds from issuance of Senior Secured Notes, net of discount	294,279	—	—
Cash inducement of preferred stock conversion	(2,121)	—	—
Proceeds from exercised stock options	—	593	596
Proceeds from common stock issuance, net	33,985	—	118,889
Proceeds from preferred stock issuance	—	29,137	—
Payments on capital lease obligations and vendor financing	(25,889)	(29,192)	(8,845)
Payments on debt	(204,737)	(220,423)	(151,856)
Payments of debt issuance costs	(10,185)	(315)	(680)
Redemption of floating rate notes	—	—	(113,315)

Net cash provided by financing activities	292,591	3,962	43,924

Effects of exchange rate changes on cash and cash equivalents	—	—	(28)

Net decrease in cash	(3,165)	(1,784)	(5,279)
Cash at beginning of year	13,341	15,125	20,404

Cash at end of year	$10,176	$13,341	$15,125

Supplemental disclosures of cash flow information (in thousands):
Purchases of property and equipment under capital lease obligations and vendor financings, net of down payments	$2,999	$36,807	$36,264
Interest paid (includes $3.3 million for redemption of floating rate notes in 2007)	10,728	6,769	11,926
Income taxes paid	16,640	7,284	392
Capitalized depreciation to multi-client data library	1,715	—	—
Issuance of 750,000 common shares for inducement on preferred stock conversion	6,938	—	—

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

NOTE 2: Basis of Presentation and Significant Accounting Policies

  Restatement of Financial Statements for the Year Ended December 31, 2009

        The Company has restated its previously issued consolidated financial statements as of and for the year ended December 31, 2009 to reflect the Company's adoption of ASC 815-40-15-5 through 7 "Derivatives and Hedging—Contracts in Entity's own Equity" which significantly changes how the Company accounts for derivative liabilities and related gains and losses from the change in fair market value of these derivative liabilities. Beginning January 1, 2009, the Company is required to account for the embedded derivative related to the conversion feature in the convertible preferred stock and certain warrants as derivative liabilities. The Company is required to mark to market these derivative liabilities at the end of each reporting period. The Company revalues these derivative liabilities at the end of each reporting period by using available market information and commonly accepted valuation methodologies. The periodic change in value of the derivative liabilities is recorded as either non-cash derivative income (if the value of the embedded derivative and investor warrants decrease) or as non-cash derivative expense (if the value of the embedded derivative and investor warrants increase).

        The revisions relate to non-operating and non-cash items as of and for the fiscal year ended December 31, 2009. ASC 815-40 did not impact the Company's financial statements for periods ending December 31, 2008 or earlier. The restatement does not result in a change in the Company's previously reported revenues or total cash and cash equivalents shown in its financial statements for the fiscal year

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2: Basis of Presentation and Significant Accounting Policies (Continued)

ended December 31, 2009. The following table provides a summary of the amounts restated in these financial statements (in thousands, except per share data):

	As Reported December 31, 2009		Cumulative Effect Adjustment as of January 1, 2009		Current Year Effect	As Restated December 31, 2009
Balance sheet data:
Derivative liabilities		—		$1,511	$7,806	$9,317
Preferred stock		$71,245		$(8,173)	$3,904	$66,976
Stockholders' equity
Common stock		$156		—	—	$156
Additional paid in capital		223,927		$(3,413)	$(4,655)	215,859
Accumulated deficit		(73,725)		10,075	(7,055)	(70,705)
Accumulated other comprehensive income		20		—	—	20

Total stockholders' equity		$150,378		$6,662	$(11,710)	$145,330

Results of operations data
Change in fair value of derivative liability	$		$		$(7,324)	$(7,324)
Income (loss) before income taxes		18,241			(7,324)	10,917
Provision for income taxes		(23,252)			—	(23,252)

Net income (loss)		(5,011)			(7,234)	(12,335)
Inducements paid to preferred stockholders		(9,059)			—	(9,059)
Dividend and accretion costs		(8,345)			(4,386)	(12,731)

Loss applicable to common stockholders		$(22,415)			(11,710)	(34,125)

Loss per share—basic and diluted		(2.06)				(3.14)
Weighted average common shares outstanding		10,875,264				10,875,264

        The adjustments relate to the cumulative effect of adopting ASC 815-40-15 and the current year effect relating to the accretion of the additional discount resulting from the bifurcation of the embedded derivatives and the change in the fair value of these derivative liabilities during the year ended December 31, 2009. See additional comments in the accounting policy relating to derivative liabilities below.

        The effect of adopting ASC 815-40-15 also impacts the amounts previously reported for the quarters ended March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009. The Unaudited Quarterly Financial Data contained in Note 18 includes restated amounts for the effect of adopting ASC 815-40-15.

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

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2: Basis of Presentation and Significant Accounting Policies (Continued)

  Derivative Liabilities

        In June 2008, the FASB ratified guidance included in ASC 815-40-15 "Derivatives and Hedging-Contracts in Entity's Own Equity-Scope and Scope Exceptions," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. The guidance which was effective January 1, 2009 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. ASC 815-40-15 indicates that "contracts issued or held by that reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders' equity in its statement of financial position" should not be considered derivative instruments ("Topic 815 Scope Exception").

        The Company's convertible preferred stock has been recognized as "temporary equity," or outside of permanent equity and liabilities, in the Company's consolidated balance sheet as it does not meet the definition of mandatorily redeemable under FASB ASC Topic 480, "Distinguishing Liabilities from Equity" because redemption is contingent upon the holders not exercising their conversion option and the host contract is classified as temporary equity in accordance with SEC guidance. The two embedded features in the convertible preferred stock did not require bifurcation under ASC Topic 815 since, prior to the implementation of ASC 815-40-15, the conversion feature met the Topic 815 Scope Exception and the applicable criteria in the FASB guidance covering the accounting for derivative financial instruments indexed to, and potentially settled in, a company's own stock, and the redemption feature was determined to be clearly and closely related to the host contract, therefore, failing the FASB criteria requiring bifurcation. Since there was no bifurcation of the embedded features there was no separate accounting for those features.

        As further described in Note 7, Preferred Stock, the Company has convertible preferred stock issued and outstanding and outstanding common stock warrants issued in connection with a preferred stock issuance in July 2008. Prior to the implementation of ASC 815-40-15, the warrants when issued were classified as permanent equity because they met the Topic 815 Scope Exception and all of the criteria in the FASB guidance covering the accounting for derivative financial instruments indexed to, and potentially settled in, a company's own stock. However, both the convertible preferred stock conversion feature and warrants contain settlement provisions such that if the Company makes certain equity offerings in the future at a price lower than the conversion prices of the instruments, the conversion ratio would be adjusted.

        ASC 815-40-15 provides that an instrument's strike price or the number of shares used to calculate the settlement amount are not fixed if its terms provide for any potential adjustment, regardless of the probability of such adjustment(s) or whether such adjustments are in the entity's control. If the instrument's strike price or the number of shares used to calculate the settlement amount are not fixed, the instrument (or embedded feature) would still be considered indexed to an entity's own stock if the only variables that could affect the settlement amount would be inputs to the fair value of a "fixed-for-fixed" forward or option on equity shares. Both the warrants and the preferred stock contain a price protection provision (or down-round provision) that reduces the warrant strike price or preferred conversion rate in the event the Company issues additional shares at a more favorable price than the strike price.

        Under the provisions of ASC 815-40-15 the embedded conversion feature in the Company's preferred stock and warrants are not considered indexed to the Company's stock because future equity

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2: Basis of Presentation and Significant Accounting Policies (Continued)

offerings (or sales) of the Company's stock are not an input to the fair value of a "fixed-for-fixed" option on equity shares. Accordingly, effective January 1, 2009 the Company's warrants and the embedded derivative portion of the preferred stock are recognized as liabilities in the Company's consolidated balance sheet.

        In accordance with ASC 815-10-65-3 "Derivatives and Hedging-Overall-Transition and Open Effective Date Information-Transition Related to EITF Issue No. 07-05, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock," the cumulative effect of this change in accounting principle is recognized as an adjustment to the opening balance of the Company's equity on January 1, 2009. The preferred stock host, the conversion feature, the warrant and the cumulative effect adjustment are determined based on amounts that would have been recognized if the guidance in ASC 815-40-15 had been applied from the date the preferred stock and warrants were issued. The preferred stock host will remain classified in temporary equity, excluding the conversion feature, following the applicable SEC guidance. In accordance with FASB guidance covering the recognition of embedded derivatives in ASC Topic 815, the fair value of the conversion feature is bifurcated from the host instrument and recognized as a liability on the Company's consolidated balance sheet. The warrants are recognized at fair value as a liability on the Company's consolidated balance sheet. The fair value of the conversion feature, the warrants and other issuance costs of the preferred stock financing transaction, are recognized as a discount to the preferred stock host. The discount will be accreted to the preferred stock host from the Company's paid in capital, treated as a deemed dividend, over the period from the issuance date through the earliest redemption date of the preferred stock.

        The following table illustrates the changes to the Company's consolidated balance sheet resulting from the implementation of ASC 815-40-15 effective January 1, 2009 (in thousands):

	Balance December 31, 2008	Cumulative Effect of Adjustment	Balance January 1, 2009
Derivative liabilities	$—	$1,511	$1,511
Preferred stock	94,862	(8,173)	86,689
Additional paid in capital	188,940	(3,413)	185,527
Accumulated deficit	(59,386)	10,075	(49,311)

        The fair value of the Series B conversion feature at the issuance dates of the preferred stock (December 2006 through December 2008) including paid in kind dividends was $10,039. The Company used a Monte Carlo valuation model to estimate the fair values at the various issuance dates. The accretion of the additional discount to the preferred stock resulting from bifurcating the Series B conversion feature totaled $1,866 through January 1, 2009. The cumulative effect of these adjustments on January 1, 2009 was a reduction of the Series B preferred stock of $8,173.

        The fair value of the warrants of $1,547 was included in additional paid in capital on the issuance of the warrants (July 28, 2008). As a result of reclassifying these warrants from equity to liabilities, and the additional preferred stock accretion noted above, the cumulative effect of these adjustments on January 1, 2009 was a reduction of additional paid in capital of $3,413.

        The fair value of the Series B conversion feature and the warrants included in the derivative liabilities on our Consolidated Balance Sheet as of January 1, 2009 were estimated using a Monte Carlo

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2: Basis of Presentation and Significant Accounting Policies (Continued)

valuation model to be $199 and $1,312 respectively. The assumptions used in the model for the Series B conversion feature included the Series B conversion price of $25 per share on January 1, 2009, the Company's stock price on January 1, 2009 of $2.47 per share discount rate of 1.59% and volatility of 96.09%. The assumptions used in the model for the warrant included the exercise price of $20 per share and the Company's stock price on January 1, 2009 of $2.47 per share discount rate of 1.43% and volatility of 96.09%.

        The Company determined that, using a Monte Carlo valuation model, the fair value of the embedded derivative related to the conversion feature in the preferred stock and the warrants had declined as of January 1, 2009. Accordingly, the Company recorded a cumulative adjustment reducing the fair value of these derivative liabilities totaling $10,075 as a reduction of the Company's accumulated deficit.

        The fair value of the Series B conversion feature related to preferred shares issued during the year ended December 31, 2009 was estimated to be $482. As of December 31, 2009, we determined that, using a Monte Carlo Valuation Model, the fair value of the conversion feature embedded in the Series B preferred stock and warrants to be $7.7 million and $1.6 million, respectively, which had increased since January 1, 2009. Accordingly, we recognized a loss on the change in the fair value of the embedded derivative and warrants of $7.3 million for the year ended December 31, 2009.

        The assumptions used in the model to determine the fair value of the embedded conversion feature included the Series B conversion price of $17.44 per share on December 31, 2009, discount rate of 3.03% and volatility of 106.31%. The assumptions used in the model to determine the fair value of the warrants included the warrant conversion price of $9.25 per share, the Company's stock price on December 31, 2009 of $9.62 per share, discount rate of 1.99% and volatility of 106.31%.

        The accretion of the additional discount to the preferred stock resulting from bifurcating the Series B conversion feature totaled $1,426 for the year ended December 31, 2009.

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

        This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Hierarchical levels, as defined in this guidance and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities are as follows:

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

          Level 3—Inputs that are both significant to the fair value measurement and unobservable. Unobservable inputs reflect the Company's judgment about assumptions market participants would use in pricing the asset or liability estimated impact to quoted prices markets.

        The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of our financial instruments that could have been realized as of December 31, 2009 or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and short-term debt approximate their fair value due to the short maturity of those instruments. The Company's assets (liabilities) measured at fair value on a recurring basis was determined using the following inputs (in thousands):

	Fair Value Measurements at December 31, 2009
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Conversion feature embedded in Preferred Stock	$7,737	$—	$—	$7,737
Warrants	1,580	—	—	1,580

Total derivative liabilities	$9,317	$—	$—	$9,317

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2: Basis of Presentation and Significant Accounting Policies (Continued)

        Beginning January 1, 2009, the Company records derivative liabilities on its balance sheet as derivative liabilities related to certain warrants and the conversion feature embedded in the preferred stock.

        A reconciliation of the Company's derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance January 1, 2009	$1,511
Total unrealized losses
Included in earnings	7,324
Included in other comprehensive income	—
Settlements/Issuances	482
Transfers in and/or out of Level 3	—

Balance December 31, 2009	$9,317

        We are not a party to any hedge arrangements, commodity swap agreement or any other derivative financial instruments. Our seismic data acquisition and seismic data processing segments utilize foreign subsidiaries and branches to conduct operations outside of the United States. These operations expose us to market risks from changes in foreign exchange rates.

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

        In January 2010, the FASB issued new accounting guidance to require additional fair value related disclosures including transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosure guidance about the level of disaggregation and about inputs and valuation techniques. This new guidance is effective for the first reporting period beginning after December 15, 2009 except for the requirement to separately disclose purchases, sales, issuances and settlements relating to Level 3 measurements, which is effective for the first reporting period beginning after December 15, 2010. The Company's adoption of this new guidance did not have a material impact on its financial position, results of operations or cash flows. The Company expects that the adoption of the Level 3 related gross disclosure requirement, which is effective in 2011, will not have a material impact on the financial position, results of operations or cash flows.

NOTE 3: Accounts Receivable

        A summary of accounts receivable is as follows (in thousands):

	December 31,
	2009	2008
Trade	$100,939	$77,747
Unbilled	33,330	11,244
Other	10,842	6,706

Total accounts receivable	145,111	95,697
Less allowance for doubtful accounts	(1,167)	(3,944)

	$143,944	$91,753

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3: Accounts Receivable (Continued)

        The activity in the allowance for doubtful accounts is as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
Balance at beginning of period	$3,944	$1,271	$699
Bad debt expense	1,110	3,541	1,015
Write-offs charged against the allowance	(3,887)	(868)	(443)

Balance at the end of the period	$1,167	$3,944	$1,271

NOTE 4: Property and Equipment

        Property and equipment is comprised of the following (in thousands):

		December 31,
	Estimated Useful Life
		2009	2008
Field operating equipment	3 - 10 years	$209,069	$210,937
Vehicles	3 - 10 years	31,090	22,034
Buildings and improvements	6 - 39 years	7,514	6,057
Software	3 - 5 years	20,209	5,856
Data processing equipment	3 - 5 years	7,819	7,630
Furniture and equipment	3 - 5 years	2,428	603

		278,129	253,117
Less: accumulated depreciation and amortization		(108,497)	(64,551)

		169,632	188,566
Operating equipment and vehicles in-transit or under construction		18,201	16,719

		$187,833	$205,285

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

        At the Company's option, each share of Series B Preferred Stock is convertible into shares of common stock, immediately upon the sale of common stock at a price per share yielding net proceeds to the Company of not less than $35.00 per share in an under written public offering pursuant to an effective registration statement under the Securities Act of 1933 (the "Securities Act"), which provides net proceeds to the Company and selling stockholders, if any, of not less than $75 million.

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

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7: Preferred Stock (Continued)

        If the Company authorizes the issuance and sale of additional shares of its common stock other than pursuant to an underwritten public offering registered under the Securities Act, or for non-cash consideration pursuant to a merger or consolidation approved by its board of directors, the Company must first offer in writing to sell to each holder of its Series B Preferred Stock an equivalent pro rata portion of the securities being issued. The conversion price in the preferred stock is subject to a down-round provision where-by subsequent sales of common shares at a price below the existing conversion price will result in a downward adjustment to the conversion price. As a result of the adoption of ASC 815-40, effective January 1, 2009, the Company was required to bifurcate the embedded derivative related to the conversion feature in the preferred stock and record the fair value of the embedded derivative as a derivative liability and additional preferred stock discount. The fair value, at issuance, of the embedded derivatives bifurcated from the preferred shares issued during the year ended December 31, 2009 was $482.

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

        The difference between the recorded value of the series B-2 preferred stock, net of unamortized discount and the fair value of the series C preferred stock was $2,960 which was considered a deemed dividend to preferred stockholders during the year ended December 31, 2009.

        As of December 31, 2009, the series B-1 preferred stock is presented as mezzanine equity due to the series B preferred stock characteristics described below:

        Each holder of Series B-1 Preferred Stock is also entitled to receive cumulative dividends at the rate of 9.75% per annum on the liquidation preference of $250 per share, compounded quarterly. At the Company's option through December 15, 2015, dividends may be paid in additional shares of Series B-1 Preferred Stock. After such date, dividends are required to be paid in cash if declared.

        After December 15, 2015, holders of not less than a majority of outstanding shares of Series B-1 Preferred Stock may require payment, upon written notice of the redemption of all outstanding shares of Series B-1 Preferred Stock, in cash, at a price equal to $250 per share, plus any accrued dividends.

        Dividends on the Series B Preferred Stock have been paid in kind exclusively to date.

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7: Preferred Stock (Continued)

  Mandatorily Redeemable Preferred Stock

        In December, 2009, in conjunction with the structuring of the PGS Onshore acquisition, the Company agreed to exchange its series B-2 preferred stock for new series C redeemable preferred stock plus the issuance of 750,000 shares of common stock. The fair value of the series C preferred stock at the date of exchange was $32.1 million. The series C redeemable preferred stock were issued to Avista, and have an aggregate liquidation preference equal to the liquidation preference of the series B-2 preferred stock ($32.8 million), and are not required to be redeemed until one year after the maturity date of the Senior Secured Notes. The series C preferred stock accrue dividends at a rate of 11.75%. Dividends may accrue or may be paid in kind with additional shares of series C preferred stock, at the election of Avista, until December 13, 2015. The series C preferred stock is not convertible or exchangeable for the Company's common stock. This stock is classified as long-term liability as it is considered a mandatorily redeemable financial instrument in accordance with ASC Topic 480, "Distinguishing liabilities from equity." Dividends paid will be reflected as interest expense in results of operations.

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

        As part of the issuance of Series B-2 Preferred Stock on July 28, 2008, the Company issued additional 240,000 warrants at an exercise price of $20.00, which expire on July 28, 2013. The exercise price of these warrants is subject to a down-round provision whereby subsequent equity issuances at a price below the existing exercise price will result in a downward adjustment to the exercise price and may extend the expiration date of the warrants.

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8: Common Stock (Continued)

        On December 18, 2009, the exercise price of the July 28, 2008 warrants was adjusted to $9.25 as a result of the issuance in December 2009 of common stock in accordance with price adjustment provisions of the warrants.

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

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10: Loss per Common Share

        The following table sets forth the computation of basic and diluted loss per common share (in thousands except share and per share data):

	Year Ended December 31,
	2009	2008	2007
	(restated)
Numerator:
Loss applicable to common stockholders	$(34,125)	$(5,339)	$(20,802)

Denominator:
Denominator for basic loss per common share	10,875,264	10,389,969	8,512,862
Effect of dilutive securities:
Stock options	—	—	—
Warrants	—	—	—
Restricted stock	—	—	—
Convertible preferred stock	—	—	—

Denominator for diluted loss per common share	10,875,264	10,389,969	8,512,862

Loss per common share:
Basic and diluted	$(3.14)	$(0.51)	$(2.44)

        The calculation of diluted loss per common share for the years ended December 31, 2009, 2008 and 2007, excludes options to purchase 208,673 shares, 376,979 shares and 559,596 shares of common stock, respectively; warrants to purchase 514,105 shares, 514,105 shares and 274,105 shares, of common stock, respectively; 281,689, 110,368 and 155,962 shares of restricted stock for the years ended December 31, 2009, 2008 and 2007; and preferred stock convertible into 4,159,934, 3,916,290 and 2,475,290 shares of common stock for the years ended December 31, 2009, 2008 and 2007, respectively, because the effect would be anti-dilutive.

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

	As of and for the Year Ended December 31, 2009
	Data Acquisition
	North America	International	Data Processing	Corporate	Total
Revenue	$83,177	$417,106	$10,683	$—	$510,966
Segment income (loss)(1)	$(16,464)	$58,499	$(307)	$(54,063)	$(12,335)
Segment assets	$84,831	$265,841	$9,893	$411,125	$771,690

	As of and for the Year Ended December 31, 2008
	Data Acquisition
	North America	International	Data Processing	Corporate	Total
Revenue	$177,448	$285,128	$12,022	$—	$474,598
Segment income (loss)	$15,474	$18,738	$1,135	$(34,361)	$986
Segment assets	$113,757	$299,055	$7,307	$19,597	$439,716

	As of and for the Year Ended December 31, 2007
	Data Acquisition
	North America	International	Data Processing	Corporate	Total
Revenue	$166,592	$180,237	$10,848	$—	$357,677
Segment income (loss)	$12,515	$16,921	$(1,502)	$(43,870)	$(15,936)
Segment assets	$143,669	$191,870	$7,122	$11,660	$354,321

(1)
Corporate segment loss has been restated for the effect of changes in fair value of derivative liabilities as discussed in Note 2.

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12: Income Taxes

        Income (Loss) before income taxes attributable to U.S. and foreign operations are as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
U.S	$(14,494)	$(12,098)	$(6,754)
Foreign	25,411	22,352	(6,930)

Total	$10,917	$10,254	$(13,684)

        The provision for income taxes shown in the consolidated statements of operations consists of current and deferred expense (benefit) as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
Current:
U.S.—federal and state	$200	$1,844	$(571)
Foreign	30,174	10,342	2,816

Total current	30,374	12,186	2,245

Deferred:
U.S.—federal and state	(5,919)	15	—
Foreign	(1,203)	(2,933)	7

Total deferred	(7,122)	(2,918)	7

Total provision for income taxes	$23,252	$9,268	$2,252

        The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory rate to loss before income taxes for the years ended December 31, 2009, 2008 and 2007 as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
U.S. statutory rate	$3,821	$3,944	$(4,789)
Non-deductible expenses	386	366	182
State taxes, net of benefit	130	420	(399)
Effect of foreign tax rate differential	(2,467)	(3,739)	(2,174)
Foreign withholding taxes	4,527	8,628	—
Unrecognized tax benefits	7,233	—	—
Return to accrual items	(4,494)	(1,675)	—
Change in valuation allowance	14,116	1,324	9,432

Total provision for income taxes	$23,252	$9,268	$2,252

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12: Income Taxes (Continued)

	December 31,
	2009	2008
Current deferred tax assets:
Allowance for doubtful accounts	$416	$55
Other	236	179

Total current deferred tax assets	652	234

Noncurrent deferred tax assets:
Stock-based compensation	671	288
Loss carryforwards—U.S	62,950	48,541
Loss carryforwards—foreign	9,336	19,619
Change in fair value of derivative liabilities	2,563	—
Debt on foreign subsidiary capital leases	420	1,887

Total noncurrent deferred tax assets	75,940	70,335

Total deferred tax assets	$76,592	$70,569

Current deferred tax liabilities	220	5,932
Noncurrent deferred tax liabilities:
Property and equipment—foreign	845	3,825
Property and equipment—U.S	8,043	8,778
Property—equipment—acquisitions	6,545	12,333

Total noncurrent deferred tax liabilities	15,433	24,936

Total deferred tax liabilities	15,653	30,868

	60,939	39,701

Valuation allowance	(67,425)	(53,309)

Net deferred income taxes	$(6,486)	$(13,608)

        The valuation allowance for deferred tax assets increased by approximately $14.1 million in 2009. The increase in this allowance was primarily due to an increase of U.S. and foreign net operating losses plus the fair value change in derivatives.

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

Steven A. Webster (Director on Board of Directors)

        Mr. Webster is a managing partner of Avista. At December 31, 2009, Avista and an affiliate of Avista held 290,197 shares of the Company's series B-1 preferred stock. Avista also held 142,173 shares

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13: Related Party Transactions (Continued)

of the Company's series C mandatorily redeemable preferred stock, including shares issued as dividends in kind as more fully described in Note 7.

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

NOTE 18: Unaudited Quarterly Financial Data

        Summarized quarterly financial data for the years ended December 31, 2009 and 2008 are presented below (in thousands except for per share amounts).

	Quarter Ended
2008	March 31	June 30	September 30	December 31
Revenue	$120,154	$113,579	$123,107	$117,758
Income (loss) from operations	$7,365	$932	$5,465	$2,137
Interest income and interest and debt expense, net	$(1,321)	$(1,456)	$(1,722)	$(1,677)
Net income (loss)	$3,863	$(545)	$1,978	$(4,310)
Income (loss) applicable to common shareholders	$2,587	$(1,846)	$212	$(6,292)
Income (loss) per common share:
Basic	$0.25	$(0.18)	$0.02	$(0.60)
Diluted	$0.24	$(0.18)	$0.02	$(0.60)
Weighted average common shares outstanding:
Basic	10,316	10,355	10,418	10,470
Diluted	10,594	10,355	10,518	10,470

	Quarter Ended
2009 (Restated)	March 31	June 30	September 30	December 31
Revenue	$146,919	$144,840	$96,849	$122,358
Income (Loss) from operations	$12,693	$16,343	$(1,290)	$(1,419)
Change in fair value of derivative liabilities	$(470)	$(4,159)	$(4,999)	$2,304
Interest income and interest and debt expense, net	$(1,477)	$(1,617)	$(1,232)	$(4,553)
Net income (loss)	$5,516	$(776)	$(7,738)	$(9,338)
Income (loss) applicable to common stockholders	$3,137	$(3,195)	$(10,201)	$(23,867)
Income (loss) per common share:
Basic	$0.30	$(0.30)	$(0.95)	$(2.07)
Diluted	$0.30	$(0.30)	$(0.95)	$(2.07)
Weighted average common shares outstanding:
Basic	10,470	10,579	10,776	11,547
Diluted	10,576	10,579	10,776	11,547

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18: Unaudited Quarterly Financial Data (Continued)

        The quarterly financial information presented above was restated due to the adoption of ASC 815-40 effective January 1, 2009. The restatement increased (reduced) previously reported loss applicable to common stockholders by $822, $4,512, $5,356 and $1,020 relating to the change in the fair value of the derivative liabilities of $470, $4,159, $4,999 and $(2,304) and the accretion relating to the additional discount and deemed dividend from the bifurcation of the embedded conversion feature in the preferred stock of $352, $353, $357 and $3,593 for the quarters ended March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009, respectively.

        The following summarizes the previously reported basic and diluted earnings (loss) per share for the quarters ended March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009.

	As previously reported
	Basic	Diluted
Quarters ended
March 31, 2009	$0.38	$0.37
June 30, 2009	0.12	0.12
September 30, 2009	(0.45)	(0.45)
December 31, 2009	(1.98)	(1.98)

        The following summarizes key restated balance sheet data as of the end of each quarter as a result of the adoption of ASC 815-40-15 as described in Note 2 (in thousands).

	As of Quarter Ended
2009 (Restated)	March 31	June 30	September 30	December 31
Derivative liabilities(1)	$2,011	$6,245	$11,362	$9,317
Total liabillities	$244,612	$225,182	$238,252	$559,384
Preferred stock	$89,046	$91,383	$93,720	$66,976
Stockholders' equity
Common stock	$106	$106	$106	$156
Additional paid in capital	183,583	181,569	179,739	215,859
Accumulated deficit	(43,796)	(44,572)	(52,308)	(70,705)
Other comprehensive income	20	20	20	20

Total stockholders equity	139,913	137,123	127,557	145,330

(1)
The following summarizes the components of the derivative liabilities at the end of each quarter as a result of adopting ASC 815-40-15.

	As of Quarter Ended
2009 (Restated)	March 31	June 30	September 30	December 31
Warrants	353	2,398	3,768	1,579
Conversion feature	1,658	3,847	7,594	7,738

Total derivative liabilities	2,011	6,245	11,362	9,317

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18: Unaudited Quarterly Financial Data (Continued)

The following summarizes the impact of the adjustments recorded to amounts previously reported.

	As of
2009	March 31	June 30	September 30	December 31
Preferred stock
As previously reported	96,897	98,956	101,054	71,245
Cumulative effect of adopting ASC 815-40-15	(8,173)	(8,173)	(8,173)	(8,173)
Accretion of incremental discount resulting from bifurcation of embedded conversion feature	352	705	1,062	1,426
Deemed dividend related to exchange for series C preferred stock	—	—	—	2,960
Reclassification of fair value of embedded conversion feature related to current period dividends	(30)	(105)	(223)	(482)

As restated	89,046	91,383	93,720	66,976

Additional paid in capital
As previously reported	187,348	185,687	184,214	223,927
Cumulative effect of adopting ASC 815-40-15	(3,413)	(3,413)	(3,413)	(3,413)
Accretion of incremental discount resulting from bifurcation of embeded conversion feature	(352)	(705)	(1,062)	(1,426)
Deemed dividend related to exchange for series C preferred stock	—	—	—	(2,960)
Other				(269)

As restated	183,583	181,569	179,739	215,859

Accumulated deficit
As previously reported	(53,401)	(50,018)	(52,755)	(73,725)
Cumulative effect of adopting ASC 815-40-15	10,075	10,075	10,075	10,075
Other				269
Change in fair value of derivative liabilities	(470)	(4,629)	(9,628)	(7,324)

As restated	(43,796)	(44,572)	(52,308)	(70,705)

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

	BALANCE SHEET (restated) December 31, 2009
	Guarantor Parent Company(1)	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$5,117	$119,893	15,237	160,562	$—	$300,809
Property and equipment, net	21,354	—	158,949	7,530	—	187,833
Investment in subsidiaries	140,139	174,526	109,182	(2)	(423,845)	—
Intercompany accounts	195,976	(17,349)	(88,815)	(89,820)	8	—
Other non-current assets	2,985	191,745	76,121	12,197	—	283,048

Total assets	$365,571	$468,815	$270,674	$90,467	$(423,837)	$771,690

Liabilities, Mezzanine and Stockholders' Equity
Current liabilities	$110,635	$731	$15,479	$88,031	$—	$214,876
Long-term debt and capital lease obligations, net of current portion	32,104	294,279	—	2,322	—	328,705
Deferred Income tax and other non-current liabilities	(6,722)	—	10,932	2,276	—	6,486
Derivative liabilities	9,317	—	—	—		9,317

Total liabilities	145,334	295,010	26,411	92,629	—	559,384
Mezzanine equity	66,976	—	—	—	—	66,976
Stockholders' equity	153,261	173,805	244,263	(2,162)	(423,837)	145,330

Total liabilities, mezzanine and stockholders' equity	$365,571	$468,815	$270,674	$90,467	$(423,837)	$771,690

(1)
Derivative liabilities, mezzanine equity and stockholders' equity amounts have been restated due to the adoption of ASC 815-40. See Note 2.

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19: Condensed Consolidating Financial Information (Continued)

	BALANCE SHEET December 31, 2008
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$3,348	$—	$32,299	$115,154	$—	$150,801
Property and equipment, net	12,174	—	168,099	25,012	—	205,285
Investment in subsidiaries	172,687	—	32,659	370	(205,716)	—
Intercompany accounts	129,815	—	(93,365)	(36,450)	—	—
Other non-current assets	1,038	—	70,812	11,780	—	83,630

Total assets	$319,062	$—	$210,504	$115,866	$(205,716)	$439,716

Liabilities, Mezzanine and Stockholders' Equity
Current liabilities	$36,670	$—	$37,255	$69,791	$—	$143,716
Long-term debt and capital lease obligations, net of current portion	57,850	—	—	—	—	57,850
Deferred Income tax and other non-current liabilities	—	—	10,932	2,676	—	13,608

Total liabilities	94,520	—	48,187	72,467	—	215,174
Mezzanine equity	94,862	—	—	—	—	94,862
Stockholders' equity	129,680	—	162,317	43,399	(205,716)	129,680

Total liabilities, mezzanine and stockholders' equity	319,062	$—	$210,504	$115,866	$(205,716)	$439,716

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19: Condensed Consolidating Financial Information (Continued)

	STATEMENT OF OPERATIONS (restated) For the Year Ended December 31, 2009
	Guarantor Parent Company(2)	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	—	120,367	445,945	(55,346)	510,966
Equity in earnings of subsidiaries	22,673	—	38,087	—	(60,760)	—
Expenses:
Seismic acquisition and data processing	9,940	—	60,923	365,576	(66,273)	370,166
Depreciation and amortization	3,038	—	41,983	11,900	—	56,921
General and administrative	10, 737	—	9,417	33,637	—	53,791
Other, net	(1)	—	314	3,446	—	3,759

Total expenses	23,714	—	112,637	414,559	(66,273)	484,637

Income (loss) from operations	(1,041)	—	45,817	31,386	(49,833)	26,329

Interest income (expense), net	(8,111)	(717)	(179)	126	—	(8,881)
Other income (expenses), net	(7,400)	—	(3,034)	3,903	—	6,531

Income (loss) before income taxes	(16,552)	(717)	42,604	35,415	(49,833)	10,917
Provision for income taxes	(12,149)	4	—	35,397	—	23,252

Net income (loss)	$(4,403)	(721)	42,604	18	(49,833)	(12,335)

(2)
Other income (expenses) has been restated due to the adoption of ASC 815-40. See Note 2.

	STATEMENT OF CASH FLOWS For the Year Ended December 31, 2009
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$73,813	$8,556	$7,479	$(36,589)	$—	$53,259
Net cash provided (used in) investing activities	(12,218)	(303,803)	(35,129)	2,135	—	(349,015)
Net cash provided (used in) financing activities	297,661	—	(9,002)	3,932	—	292,591

Net increase (decrease) in cash	$359,256	$(295,247)	$(36,652)	$(30,522)	$—	$(3,165)

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19: Condensed Consolidating Financial Information (Continued)

	STATEMENT OF OPERATIONS For the Year Ended December 31, 2008
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$177,912	$320,276	$(23,590)	$474,598
Equity in earnings of subsidiaries	38,006	—	18,930	—	(56,936)	—
Expenses:
Seismic acquisition and data processing	6,045	—	121,706	266,077	(23,590)	370,238
Depreciation and amortization	1,549	—	36,711	10,730	—	48,990
General and administrative	23,449	—	6,918	8,974	—	39,341
Other, net	—	—	93	37	—	130

Total expenses	31,043	—	165,428	285,818	(23,590)	458,699

Income (loss) from operations	6,963	—	31,414	34,458	(56,936)	15,899

Interest expense, net	(5,996)		(440)	260	—	(6,176)
Other income (expenses), net	19	—	2,622	(2,110)	—	531

Income (loss) before income taxes	986	—	33,596	32,608	(56,936)	10,254
Provision for income taxes	—	—	2,320	6,948	—	9,268

Net income (loss)	$986	$—	$31,276	$25,660	$(56,936)	$986

	STATEMENT CASH FLOWS For the Year Ended December 31, 2008
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(27,822)	$—	$56,016	$9,403	$—	$37,597
Net cash provided (used in) investing activities	(6,259)	—	(28,742)	(8,342)	—	(43,343)
Net cash provided (used in) financing activities	33,611	—	(29,629)	(20)	—	3,962

Net increase (decrease) in cash	$(470)	$—	$(2,355)	$1,041	$—	$(1,784)

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19: Condensed Consolidating Financial Information (Continued)

	STATEMENT OF OPERATIONS Year Ended December 31, 2007
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$182,920	$184,681	$(9,924)	$357,677
Equity in earnings of subsidiaries	15,477	—	16,752	—	(32,229)	—
Expenses:
Seismic acquisition and data processing	2,703	—	145,751	152,270	(9,924)	290,800
Depreciation and amortization	530	—	22,409	9,413	—	32,352
General and administrative	13,145	—	16,048	6,524	—	35,717
Other, net	56	—	(1,974)	1,346	—	(572)

Total expenses	16,434	—	182,234	169,553	(9,924)	358,297

Income (loss) from operations	(957)	—	17,438	15,128	(32,229)	(620)

Interest expense, net	(15,041)		(251)	108	—	(15,184)
Other income (expenses), net	62	—	(3,111)	5,169	—	2,120

Income (loss) before income taxes	(15,936)	—	14,076	20,405	(32,229)	(13,684)
Provision for income taxes	—	—	207	2,045	—	2,252

Net income (loss)	$(15,936)	$—	$13,869	$18,360	$(32,229)	$(15,936)

	STATEMENT CASH FLOWS Year Ended December 31, 2007
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(63,526)	$—	$61,451	$7,374	$—	$5,299
Net cash provided (used in) investing activities	365	—	(53,672)	(1,167)	—	(54,474)
Net cash provided (used in) financing activities	52,884	—	(8,845)	(115)	—	43,924

Effects of exchange rates on cash and cash equivalents	—	—	—	(28)	—	(28)

Net increase (decrease) in cash	$(10,277)	$—	$(1,066)	$6,064	$—	$(5,279)

NOTE 20: Subsequent Events

        On January 14, 2010, in conjunction with the December 18, 2009 common stock issuance, the underwriters if the stock exercised their option to purchase 207,200 shares of common stock for approximately $1.8 million.

        On February 12, 2010, upon closing of the PGS Onshore Acquisition, the Company used the restricted cash amounts held in escrow to finance the cash portion of the PGS Onshore acquisition for

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20: Subsequent Events (Continued)

approximately $183.9 million. The Company also repaid its existing revolving credit facility with an outstanding balance of approximately $44.7 million and repaid outstanding capital leases for approximately $22.0 million and entered into a new revolving credit facility with PNC bank. The Company issued 2,153,616 common shares in connection with the PGS Onshore acquisition.