Form 10-Q/A
period 2010-03-31
GEOKINETICS INC
filed 2010-08-09
CIK 314606

Use these links to rapidly review the document

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

1500 CityWest Blvd., Suite 800
Houston, TX 77042

Telephone number: (713) 850-7600
Website: www.geokinetics.com

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer", "large accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        At August 5, 2010, there were 17,696,113 shares of common stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

        Geokinetics, Inc. (the "Company") is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q (the "Form 10-Q/A") to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, which was filed with the Securities and Exchange Commission ("SEC") on May 7, 2010 (the "Original Filing" and together with the Form 10-Q/A, the "Form 10-Q") to include restated unaudited consolidated financial statements as described in Note 2 to the unaudited consolidated financial statements.

        The Company has also filed an Amendment No. 1 to the Annual Report on Form 10-K (the "Form 10-K/A") to amend its Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission ("SEC") on March 15, 2010 (the "Original Filing" and together with the Form 10-K/A, the "Form 10-K") to include restated consolidated financial statements as described in Note 2 to the consolidated financial statements.

        The Company has restated its previously issued consolidated financial statements as of and for the year ended December 31, 2009 and unaudited consolidated financial statements as of and for the quarter ended March 31, 2010 to reflect the Company's adoption of ASC 815-40-15 "Derivatives and Hedging-Contracts in Entity's own Equity" effective January 1, 2009, which significantly changes how the Company accounts for derivative liabilities, specifically related to certain warrants, the conversion feature embedded in its convertible preferred stock and related gains and losses from the change in fair market value of these derivative liabilities. Beginning January 1, 2009, the Company is required to account for the embedded derivative related to the conversion feature in the convertible preferred stock and certain warrants as derivative liabilities due to anti-dilution price protection features contained in these instruments.

        The Company's original filing reflected certain warrants to purchase 240,000 shares of the Company's common stock as stockholders' equity and did not bifurcate the fair value of the conversion feature embedded in the convertible preferred stock at December 31, 2009. The impact of this accounting change as of and for the year ended December 31, 2009 is an increase in the Company's loss applicable to common stockholders of $11.7 million, a decrease in additional paid in capital of $8.1 million, a decrease in accumulated deficit of $3.0 million and an increase in derivative liabilities of $9.3 million. The impact of this accounting change as of and for the quarter ended March 31, 2010 is a decrease in the Company's loss applicable to common stockholders of $0.9 million, a decrease in additional paid in capital of $0.3 million, a decrease in accumulated deficit of $1.1 million, a decrease in derivative liabilities of $0.9 million and a decrease in convertible preferred stock of $4.2 million.

        The revisions relate to non-operating and non-cash items as of and for the year ended December 31, 2009 and as of and for the quarter ended March 31, 2010, and did not impact the Company's consolidated financial statements for periods prior to January 1, 2009. The restatement does not change the Company's previously reported revenues, operating income or cash and cash equivalents shown in its consolidated financial statements for the year ended December 31, 2009 or for the quarter ended March 31, 2010.

        This Form 10-Q/A amends Part I of the Company's Original Filing to reflect the adoption of ASC 815-40. For the convenience of the reader, this Quarterly Report on Form 10-Q/A sets forth the Original Filing in its entirety. Other than as described above, none of the other disclosures in the Original Filing have been amended or updated. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Filing, and such forward-looking statements should be read in their historical context. Accordingly, this Quarterly Report on Form 10-Q/A should be read in conjunction with the Company's filings with the Securities and Exchange Commission subsequent to the Original Filing.

GEOKINETICS INC.

Geokinetics Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31, 2009	March 31, 2010
		(Unaudited) (Restated)
ASSETS
Current assets:
Cash and cash equivalents	$10,176	$37,702
Restricted cash	121,837	3,901
Accounts receivable, net of allowance for doubtful accounts of $1,167 at December 31, 2009 and $5,110 at March 31, 2010	143,944	182,014
Deferred costs	14,364	13,793
Prepaid expenses and other current assets	10,488	21,364

Total current assets	300,809	258,774
Property and equipment, net	187,833	278,367
Restricted cash to be used for PGS Onshore acquisition	183,920	—
Goodwill	73,414	125,781
Multi-client data library, net	6,602	34,325
Deferred financing costs, net	10,819	11,039
Other assets, net	8,293	15,186

Total assets	$771,690	$723,472
LIABILITIES, MEZZANINE AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt and capital lease obligations	$68,256	$1,588
Accounts payable	55,390	48,457
Accrued liabilities	61,814	76,728
Deferred revenue	14,081	16,673
Income taxes payable	15,335	15,583

Total current liabilities	214,876	159,029
Long-term debt and capital lease obligations, net of current portion	296,601	296,616
Deferred income taxes	6,486	21,327
Derivative liabilities	9,317	8,416
Other long-term liabilities	—	1,122
Mandatorily redeemable preferred stock	32,104	32,139

Total liabilities	559,384	518,649
Commitments & Contingencies
Mezzanine equity:
Preferred stock, Series B Senior Convertible, $10.00 par value; 2,500,000 shares authorized, 290,197 shares issued and outstanding as of December 31, 2009 and 298,347 shares issued and outstanding as of March 31, 2010	66,976	68,853

Stockholders' equity:
Common stock, $.01 par value; 100,000,000 shares authorized, 15,578,528 shares issued and 15,296,839 shares outstanding as of December 31, 2009 and 17,959,778 shares issued and 17,657,657 shares outstanding as of March 31, 2010	156	179
Additional paid-in capital	215,859	235,235
Accumulated deficit	(70,705)	(99,464)
Accumulated other comprehensive income	20	20

Total stockholders' equity	145,330	135,970

Total liabilities, mezzanine and stockholders' equity	$771,690	$723,472

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2010
		(Restated)
Revenue:
Seismic acquisition	$144,092	$97,146
Multi-client	—	6,118
Data processing	2,827	2,484

Total revenue	146,919	105,748

Expenses:
Seismic acquisition and multi-client	106,057	81,404
Data processing	2,177	2,480
Depreciation and amortization	12,496	19,588
General and administrative	13,303	20,093

Total Expenses	134,033	123,565

Loss on disposal of property and equipment	(193)	(391)

Income (loss) from operations	12,693	(18,208)

Other income (expenses):
Interest income	134	168
Interest expense	(1,611)	(10,173)
Loss on early redemption of debt	—	(2,517)
Gain (loss) on change in fair value of derivative liabilities	(470)	1,107
Foreign exchange gain (loss)	(74)	949
Other, net	50	360

Total other expenses, net	(1,971)	(10,106)

Income (loss) before income taxes	10,722	(28,314)
Provision for income taxes	5,206	445

Net income (loss)	5,516	(28,759)
Returns to preferred stockholders:
Dividend and accretion costs	(2,379)	(2,392)

Income (loss) applicable to common stockholders	$3,137	$(31,151)

Income per common share
Basic	$0.30	$(1.84)
Diluted	$0.30	$(1.84)
Weighted average common shares outstanding
Basic	10,470	16,915
Diluted	10,576	16,915

See accompanying notes to the condensed consolidated financial statements.

Geokinetics Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2009	2010
		(Restated)
OPERATING ACTIVITIES
Net income(loss)	$5,516	$(28,759)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,495	19,588
Loss on prepayment of debt, amortization of deferred financing costs, and accretion of debt discount	122	3,479
Stock-based compensation	457	603
Gain (loss) on sale of assets and insurance claims	193	391
(Gain) loss from change in fair value of derivative liabilities	470	(1,107)
Changes in operating assets and liabilities:
Restricted cash	4,659	(1,947)
Accounts receivable	(47,366)	26,186
Prepaid expenses and other assets	4,142	(2,076)
Accounts payable	7,906	(24,655)
Accrued and other liabilities	11,510	(11,510)

Net cash provided by (used in) operating activities	104	(19,807)

INVESTING ACTIVITIES
Investment in multi-client data library	(1,521)	(5,143)
Acquisition, net of cash acquired	—	(180,832)
Proceeds from disposal of property and equipment and insurance claims	123	118
Purchases and acquisition of property and equipment	(8,431)	(2,058)
Change in restricted cash held for purchase of PGS Onshore	—	303,803

Net cash (used in) provided by investing activities	(9,829)	115,888

FINANCING ACTIVITIES
Proceeds from borrowings	54,209	10
Stock issuance costs	(13)	(44)
Proceeds from stock issuance	—	1,806
Payments of debt issuance costs	—	(1,790)
Payments on capital lease obligations and vendor financings	(11,642)	(23,673)
Payments on debt	(36,061)	(44,864)

Net cash provided by (used in) financing activities	6,493	(68,555)

Net (decrease) increase in cash	(3,232)	27,526
Cash at beginning of period	13,341	10,176

Cash at end of period	$10,109	$37,702

Supplemental disclosures related to cash flows:
Interest paid	$1,589	$924
Taxes paid	$1,965	$3,049
Purchase of equipment under capital lease and vendor financing obligations	$1,503	$—

See accompanying notes to the condensed consolidated financial statements.

Geokinetics Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

and Other Comprehensive Income

(In thousands, except share data)

(Unaudited)

	Common Shares Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2010	15,578,528	$156	$215,859	$(70,705)	$20	$145,330
Stock-based compensation	—	—	603	—	—	603
Restricted stock issued, net	20,434	—	—	—	—	—
Accretion of preferred issuance costs and discounts (restated)	—	—	(314)	—	—	(314)
Accrual of preferred dividends	—	—	(2,078)	—	—	(2,078)
Issuance of common stock to underwriters under overallotment option	207,200	2	1,804	—	—	1,806
Issuance of common stock for PGS Onshore Acquisition	2,153,616	21	19,405	—	—	19,426
Cost of issuance	—	—	(44)	—	—	(44)
Net loss (restated)	—	—	—	(28,759)	—	(28,759)

Balance at March 31, 2010	17,959,778	$179	$235,235	$(99,464)	$20	$135,970

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

NOTE 2: Basis of Presentation and Significant Accounting Policies

        The unaudited condensed consolidated financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to provide a fair presentation of the financial condition and results of operations for the periods presented. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in this Form 10-Q/A pursuant to the rules and regulations of the SEC. These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's latest Annual Report on Form 10-K/A for the year ended December 31, 2009. The results of operations for the three months ended March 31, 2010, are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

        Effective February 12, 2010, the Company completed the acquisition of the onshore seismic data acquisition and multi-client data library business of Petroleum Geo-Services ASA ("PGS Onshore"). The results of operations and financial condition of the Company as of and for the three months ended March 31, 2010 have been impacted by this acquisition, which may affect the comparability of certain of the financial information contained in this Quarterly Report on Form 10-Q/A. This acquisition is described in more detail in Note 3.

        Certain reclassifications have been made to prior period financial statements to conform to the current presentation.

  Restatement of Financial Statements for the Three months ended March 31, 2010

        The Company has restated its previously issued consolidated financial statements as of and for the year ended December 31, 2009 and as of and for the quarter ended March 31, 2010 to reflect the Company's adoption of ASC 815-40-15-5 through 7 "Derivatives and Hedging-Contracts in Entity's own

GEOKINETICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2: Basis of Presentation and Significant Accounting Policies (Continued)

Equity" which significantly changes how the Company accounts for derivative liabilities and related gains and losses from the change in fair market value of these derivative liabilities. The Company has also filed an Amendment No. 1 to the Annual Report on Form 10-K (the "Form 10-K/A") to amend its Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission ("SEC") on March 15, 2010 (the "Original Filing" and together with the Form 10-K/A, the "Form 10-K") to include restated consolidated financial statements as described in Note 2 to the consolidated financial statements.

        Beginning January 1, 2009, the Company is required to account for the embedded derivative related to the conversion feature in the convertible preferred stock and certain warrants as derivative liabilities. The Company is required to mark to market at the end of each reporting period the value of the derivative liabilities. The Company revalues these derivative liabilities at the end of each reporting period by using available market information and commonly accepted valuation methodologies. The periodic change in value of the derivative liabilities is recorded as either non-cash derivative income (if the value of the embedded derivative and warrants decrease) or as non-cash derivative expense (if the value of the embedded derivative and warrants increase). Although the values of the embedded derivative and warrants are affected by interest rates, the remaining contractual conversion period and the Company's stock volatility, the primary cause of the change in the values will be the value of the Company's Common Stock. If the stock price goes up, the value of these derivatives will generally increase and if the stock price goes down the value of these derivatives will generally decrease.

        As part of the issuance of convertible preferred stock on July 28, 2008, the Company issued 240,000 warrants at an exercise price of $20.00, which expire on July 28, 2013. The Company recorded the preferred stock net of the fair value of the warrants issued and recorded the fair value of the warrants for approximately $1.5 million as additional paid in capital.

        On December 18, 2009, the exercise price of the July 28, 2008 warrants was adjusted to $9.25 per share as a result of an offering of common stock in accordance with price adjustment sections of the warrants. The warrants contain a down-round provision which results in the warrant no longer being deemed to be indexed to the Company's own stock. During the restatement, amounts previously classified in equity were reclassified to liabilities as of January 1, 2009. For each subsequent reporting quarter, the value of the embedded derivative and investor warrants was revalued using available market information and commonly accepted valuation methodologies. The resulting impact of this accounting change as of and for the year ended December 31, 2009 is an increase in the Company's net loss applicable to common stockholders of $11,710, a decrease in the Company's additional paid-in capital of $8,068, a decrease in the Company's accumulated deficit of $3,020, a decrease in preferred stock of $4,269 and an increase in derivative liabilities of $9,317. A table summarizing these results can be found in Note 2 to the consolidated financial statements in the Company's 2009 Form 10-K/A.

        The revisions relate to non-operating and non-cash items as of and for the fiscal year ended December 31, 2009. ASC 815-40 did not impact the Company's financial statements for periods ending December 31, 2008 or earlier (amounts in thousands except shares and per share data).

GEOKINETICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2: Basis of Presentation and Significant Accounting Policies (Continued)

        The following summarizes the effect of the restated adjustments on amounts previously reported as of, and for the quarter ended March 31, 2010 (in thousands except per share amounts).

	As Reported March 31, 2010	Cumulative Effect of Adjustment as of January 1, 2009	Current Quarter Effect	As Restated March 31, 2010
Balance sheet data:
Derivative liabilities	$—	$9,317	$(901)	$8,416
Preferred stock	73,076	(4,269)	46	68,853
Stockholders' equity
Common stock	179	—	—	179
Additional paid in capital	243,555	(8,068)	(252)	235,235
Accumulated deficit	(103,591)	3,020	1,107	(99,464)
Accumulated other comprehensive income	20	—	—	20

Total stockholders' equity	140,163	(5,048)	855	135,970

Results of operations data
Change in fair value of derivative liabilities	—	—	1,107	1,107
Net income (loss) before income taxes	(29,421)	—	1,107	(28,314)
Total provision for income taxes	445	—	—	445

Net income (loss)	(29,866)	—	1,107	(28,759)
Dividend and accretion costs	(2,140)	—	(252)	(2,392)

Loss applicable to common stockholders	$(32,006)	$—	$855	$(31,151)

Earnings loss per share—basic and diluted	(1.89)			(1.84)
Weighted average common shares outstanding	16,915,000			16,915,000

        The adjustments relate to the cumulative effect of adopting ASC 815-40-15 and the current period effect relating to the accretion of the additional discount resulting from the bifurcation of the embedded derivatives and the change in the fair value of these derivative liabilities during the year ended December 31, 2009 and the quarter ended March 31, 2010. See additional comments in the derivative liabilities policy below.

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

GEOKINETICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

          (c)   Sales of data jointly owned by the Company and a partner—On certain surveys, the Company jointly acquires data with a partner whereby the Company may share the costs of acquisition and earn license revenues when processed data is delivered by the Company's partner to the ultimate client. As such, these revenues are recognized when the processed data is delivered to the ultimate client.

  Deferred Financing Costs

        Deferred financing costs include costs related to the issuance of debt which are amortized to interest expense using the straight-line method, which approximates the interest method, over the maturity periods of the related debt. During the first quarter of 2010, in connection with the PGS Onshore acquisition, the Company recorded approximately $1.8 million of additional costs primarily related to its new credit facility with Royal Bank of Canada ("RBC"). Amortization and write-off of deferred financing costs for the three months ended March 31, 2009 and 2010, was $0.2 million and $1.6 million, respectively.

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

GEOKINETICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        As further described in Note 6, Preferred and Common Stock, the Company has convertible preferred stock issued and outstanding and outstanding common stock warrants issued in connection with a preferred stock issuance in July 2008. Prior to the implementation of ASC 815-40-15, the warrants were classified as permanent equity because they met the Topic 815 Scope Exception and all of the criteria in the FASB guidance covering the accounting for derivative financial instruments indexed to, and potentially settled in, a company's own stock. However, both the convertible preferred stock conversion feature and warrants contain settlement provisions such that if the Company makes certain equity offerings in the future at a price lower than the conversion prices of the instruments, the conversion ratio would be adjusted.

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

GEOKINETICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

GEOKINETICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2: Basis of Presentation and Significant Accounting Policies (Continued)

        The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of our financial instruments that could have been realized as of March 31, 2010 or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and short-term debt approximate their fair value due to the short maturity of those instruments. The Company's assets (liabilities) measured at fair value on a recurring basis was determined using the following inputs (in thousands):

	Fair Value Measurements at March 31, 2010
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Conversion feature embedded in Preferred Stock	$7,439	$—	$—	$7,439
Warrants	977	—	—	977

Total derivative liabilities	$8,416	$—	$—	$8,416

        Beginning January 1, 2009, the Company records derivative liabilities on its balance sheet as derivative liabilities related to certain warrants and the conversion feature embedded in the preferred stock.

        As of March 31, 2010, we determined that, using a Monte Carlo Valuation Model, the fair value of the conversion feature embedded in the Series B preferred stock and warrants to be $7,439 and $977, respectively, which had decreased since December 31, 2009. Accordingly, we recognized a gain on the change in the fair value of the embedded derivative and warrants of $1,107 for the quarter ended March 31, 2010.

        The assumptions used in the model to determine the fair value of the warrants included the warrant exercise price of $9.25 per share, the Company's stock price on March 31, 2010 of $7.21 per share, risk-free discount rate of 1.76% and volatility of 95.84%. The assumptions used in the model to determine the fair value of the embedded conversion feature included the Series B conversion price of $17.44 per share on March 31, 2010, the Company's stock price on March 31, 2010 of $7.21 per share, risk-free discount rate of 2.81% and volatility of 95.84%.

        The accretion of the additional discount to the preferred stock resulting from bifurcating the Series B conversion feature totaled $252 for the quarter ended March 31, 2010. The fair value of the Series B conversion feature related to preferred shares issued during the thru months ended March 31, 2010 was $206.

GEOKINETICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2: Basis of Presentation and Significant Accounting Policies (Continued)

        A reconciliation of the Company's derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance December 31, 2009	$9,317
Total unrealized gains
Included in earnings	(1,107)
Included in other comprehensive income	—
Settlements/Issuances	206
Transfers in and/or out of Level 3	—

Balance March 31, 2010	$8,416

        The Company is not a party to any hedge arrangements, commodity swap agreement or any other derivative financial instruments. The Company's seismic data acquisition and seismic data processing segments utilize foreign subsidiaries and branches to conduct operations outside of the United States. These operations expose the Company to market risks from changes in foreign exchange rates.

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

GEOKINETICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTE 3: Acquisition

        On December 3, 2009, the Company agreed with Petroleum Geo-Services ASA and certain of its subsidiaries ("PGS") to acquire PGS Onshore. The Company closed this transaction on February 12, 2010. The PGS Onshore acquisition (the "Acquisition") provides the Company a significant business expansion into Mexico, North Africa, the Far East and in the United States, including Alaska. In addition, the Acquisition substantially increased the Company's multi-client data library. As a result of the Acquisition, the Company has acquired a multi-client data library covering approximately 5,500 square miles located primarily in Texas, Oklahoma, Wyoming and Alaska.

        The operations of PGS Onshore were combined with those of the Company since February 12, 2010. The Acquisition was accounted for by the purchase method, with the purchase price being allocated to the fair value of assets purchased and liabilities assumed. As of March 31, 2010, the allocation of the purchase price of PGS Onshore was based upon preliminary fair value studies due to the short period between the date of the acquisition and the end of the quarter. Estimates and assumptions are subject to change upon the receipt and management's review of the final valuations

GEOKINETICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3: Acquisition (Continued)

and the completion of various audits that could impact the starting balance sheet of PGS Onshore. The preliminary allocations of the purchase price for the Acquisition are as follows (in thousands):

Purchase price:
Cash	$183,411
Issuance of 2,153,616 shares of the Company's common stock at market value of $9.02 per share	19,426

Total consideration		$202,837
Allocation of purchase price:
Current assets, including cash of $2.6 million	$75,039
Property and equipment	103,741
Multi-client data library	26,700
Other intangible assets	6,200
Other long-term assets	1,429
Goodwill	52,367

Total assets acquired		$265,476
Current liabilities	$45,683
Other long-term liabilites	1,122
Deferred income taxes	15,834

Total liabilities assumed		$62,639

Net assets acquired		$202,837

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

        To fund the cash portion of the purchase price, Geokinetics Holdings USA, Inc, a wholly-owned subsidiary of Geokinetics, issued $300 million aggregate principal amount of its 9.75% senior secured notes due 2014 in a private offering in 2009. The proceeds of this sale were held in escrow until the closing of the PGS Onshore acquisition. On February 12, 2010, the Company used the restricted cash amounts held in escrow to finance the cash portion of the Acquisition for approximately $183.4 million. The Company also repaid its existing revolving credit facility with an outstanding balance of approximately $45.8 million and repaid outstanding capital leases and other vendor financing for approximately $22.0 million. Costs associated with the Acquisition of approximately $1.3 million in the fourth quarter of 2009, and $1.5 million in the first quarter of 2010 are included in general and administrative expenses.

        The following summarized unaudited pro forma consolidated income statement information for the three months ended March 31, 2010 and 2009, assumes that the PGS Onshore acquisition had occurred as of the beginning of the periods presented. The Company has prepared these unaudited pro forma financial results for comparative purposes only. These unaudited pro forma financial results may not be indicative of the results that would have occurred if Geokinetics had completed the acquisition as of

GEOKINETICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3: Acquisition (Continued)

the beginning of the periods presented or the results that may be attained in the future. Pro forma results are as follows (in thousands, except for the per share amounts):

	Pro forma Three Months Ended March 31,
	2009	2010
	(Unaudited)
		(Restated)
Pro forma revenues	$183,106	$126,371
Pro forma income from operations	$2,192	$(25,962)
Pro forma net income (loss)	$(18,911)	$(38,498)
Pro forma dividends and accretion on preferred stock	$2,379	$2,392
Pro forma net income (loss) applicable to common stockholders	$(20,585)	$(40,890)
Pro forma basic and diluted net income (loss) per common share	$(1.14)	$(2.42)

NOTE 4: Multi-client Data Library

        At December 31, 2009 and March 31, 2010, multi-client seismic library costs and accumulated amortization consisted of the following (in thousands):

	December 31, 2009	March 31, 2010
		(Unaudited)
Acquisition and processing costs	$14,841	$46,843
Less accumulated amortization	(8,239)	(12,518)

Multi-client data library, net	$6,602	$34,325

NOTE 5: Debt and Capital Lease Obligations

        The Company's long-term debt and capital lease obligations were as follows (in thousands):

	December 31, 2009	March 31, 2010
		(Unaudited)
Revolving credit lines and foreign lines of credit—4.75% and 8.5%	$45,883	$1,235
Senior Secured Notes, net of discount—9.75%	294,279	294,613
Capital lease obligations—7.90%	14,836	2,356
Notes payable from vendor financing arrangements—7.00% to 13.06%	9,859	—

	364,857	298,204

Less: current portion	(68,256)	(1,588)

	$296,601	$296,616

GEOKINETICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5: Debt and Capital Lease Obligations (Continued)

  Revolving Credit Facilities

        PNC Credit Facility.    The Company had a Revolving Credit, Term Loan and Security Agreement (collectively, the "Credit Agreement") with PNC Bank, National Association ("PNC"), as lead lender. As amended, the syndicated Credit Agreement provided the Company with a $70.0 million revolving credit facility ("Revolver") maturing May 24, 2012.

        The amount available to borrow under the Revolver was dependent upon the calculation of a monthly borrowing base that was composed of eligible accounts receivable and eligible fixed assets. PNC had first lien on all of the Company's assets. Based on the Company's borrowing base calculation in effect at December 31, 2009, the Company had available credit under this facility of $58.1 million reduced by standby letters of credit issued by PNC under the revolver totaling $2.3 million. At December 31, 2009, the Company had a balance of $44.6 million drawn under the Revolver. The rate of the PNC facility was the prime rate plus 1.5%, 4.75% at December 31, 2009. These amounts were repaid on February 12, 2010 in connection with the closing of the PGS Onshore acquisition. The Company's revolving credit line balance on that date was $45.8 million. The Company recorded a loss of $1.2 million on the redemption of the facility which consisted of $1 million related to the acceleration of costs that were being amortized over the expected life of the facility, and approximately $0.2 million related to prepayment penalties.

        RBC Credit Facility.    On February 12, 2010, Geokinetics Holdings completed the closing of a $50 million revolving credit facility and letters of credit for the account of Geokinetics Holdings under the terms of a Credit Agreement with RBC (the "RBC Facility"). The RBC Facility matures on February 12, 2013. The Company may borrow, repay and re-borrow under this revolving credit facility. Borrowings outstanding under the revolving credit facility will bear interest at a floating rate based on the greater of: i) 3% per year, ii) Prime Rate, iii) 0.5% above the Federal Funds Rate, or iv) 1% above one month LIBOR; plus an applicable margin between 4.25% and 5.25% until June 29, 2010. Beginning June 30, 2010, the applicable margin will range between 3.5% and 5.5% depending on the Company's total leverage ratio.

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

        Based on the Company's current forecast, the Company believes that it is likely that it will not be able to maintain the covenants required at the June 30, 2010 measurement date, and possibly beyond. The Company does not expect to need to use the RBC Facility between now and this measurement date, however, there can be no assurance that this will be the case and it is possible that the Company will need to access the RBC Facility beyond this measurement date to fund capital expenditures and crew mobilizations. As such, the Company is currently in discussions to amend the facility or receive a waiver to address this situation. There can be no assurance that the Company will be successful in doing so on commercially reasonable terms, if at all.

GEOKINETICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5: Debt and Capital Lease Obligations (Continued)

  Senior Secured Notes Due 2014

        On December 23, 2009, Geokinetics Holdings issued $300 million of 9.75% Senior Secured Notes due 2014 (the "Notes") in a private placement to institutional buyers at an issue price of 98.093% of the principal amount. The net proceeds the Company received in connection with the issuance of the Notes have been recorded in long-term debt ($294.3 million) in the consolidated financial statements. The discount is being accreted as an increase to interest expense over the term of the Notes. At March 31, 2010, the effective interest rate on the Notes was 11.57%, which includes the effect of the discount accretion.

        The Notes bear interest at the rate of 9.75% per year, payable semi-annually in arrears on June 15 and December 15 of each year, with interest payments commencing in June 2010. The Notes are fully and unconditionally guaranteed, by the Company, and by each of the Company's current and future domestic subsidiaries (other than Geokinetics Holdings, which is the issuer of the Notes).

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

GEOKINETICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5: Debt and Capital Lease Obligations (Continued)

acquisition. The Company recorded a loss of $1.0 million on the redemption of these financing arrangements related to prepayment penalties.

        The Company maintains various foreign bank line of credit and overdraft facilities used to fund short-term working capital needs. At March 31, 2010, the balance of the foreign line of credit facilities was $1.2 million. There were no outstanding balances under the overdraft facilities at March 31, 2010, and the Company had approximately $6.6 million of availability.

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

        Effective December 18, 2009, the Company exchanged the series B-2 preferred stock for new series C redeemable preferred stock. As a result of the restructuring, the new series C securities were

GEOKINETICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6: Preferred and Common Stock (Continued)

classified as long-term liabilities. On December 18, 2009, the holders of the Series B-1 Preferred Stock and the Company, as a condition of the common stock offering on the same date and agreement for the issuance of shares in connection with the closing of the PGS Onshore acquisition, agreed to the following changes:

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

GEOKINETICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6: Preferred and Common Stock (Continued)

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

        As part of the issuance of Series B-2 Preferred Stock on July 28, 2008, the Company issued additional 240,000 warrants at an exercise price of $20.00, which expire on July 28, 2013. The exercise price of these warrants is subject to a down-round provision whereby subsequent equity issuances at a price below the existing exercise price will result in a downward adjustment to the exercise price and may extend the expiration date of the warrants. On December 18, 2009, the exercise price of the July 28, 2008 warrants was adjusted to $9.25 per share as a result of the issuance in December 2009 of common stock in accordance with price adjustment sections of the warrants.

        At March 31, 2010 there are 514,105 warrants outstanding.

GEOKINETICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7: Income per Common Share

        The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended March 31
	2009	2010
	(Unaudited)
		(Restated)
Numerator:
Net income (loss) applicable to common stockholders	$3,137	$(31,151)
Denominator:
Denominator for basic earnings per common share	10,470	16,915
Effect of dilutive securities:
Stock options	—	—
Warrants	—	—
Convertible preferred stock	—	—
Restricted Stock	106	—

Denominator for diluted earnings per common share	10,576	16,915

Income (loss) per common share:
Basic	$0.30	$(1.84)
Diluted	$0.30	$(1.84)

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

        The Company's reportable segments are strategic business units that offer different services to customers. Each segment is managed separately, has a different customer base, and requires unique and sophisticated technology. The accounting policies of the segments are the same as those described in Note 2: "Basis of Presentation and Significant Accounting Policies." The Company evaluates

GEOKINETICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8: Segment Information (Continued)

performance based on earnings or loss before interest, taxes, other income (expense), depreciation and amortization. There are no significant inter-segment sales or transfers.

        The following unaudited table sets forth significant information concerning the Company's reportable segments and geographic reporting units at and for the three and nine months ended March 31, 2009 and 2010 (in thousands):

	For the Three Months Ended March 31, 2009
	Data Acquisition
	North America	International	Data Processing	Corporate	Total
Revenue	$35,855	$108,236	$2,828	$—	$146,919
Segment income (loss)	$1,034	$17,452	$159	$(13,129)	$5,516
Segment assets (at end of period)	$109,354	$331,850	$8,437	$23,930	$473,571

	For the Three Months Ended March 31, 2010 (Restated)
	Data Acquisition
	North America	International	Data Processing	Corporate	Total
Revenue	$38,063	$65,201	$2,484	$—	$105,748
Segment income (loss)(1)	$(3,826)	$(3,522)	$(496)	$(20,915)	$(28,759)
Segment assets (at end of period)	$282,971	$377,449	$9,410	$53,642	$723,472

(1)
Corporate segment loss has been restated for the effect of changes in fair value of derivative liabilities as discussed in Note 2.

NOTE 9: Income Taxes

        Income tax expense was $5.2 million and $0.4 million for the three months ended March 31, 2009 and 2010, respectively. The effective tax rate was 48.6% for the three months ended March 31, 2009. For the three months ended March 31, 2010, the Company had income tax expense of $0.4 million on a pre-tax loss of $28.3 million. The decrease in income tax expense was due to a decrease in the Company's pre-tax income in certain of its foreign locations. The Company currently has $180.0 million of net operating losses (NOL's) in the United States and $31.0 million of NOL's in its foreign locations which will expire in various amounts beginning in 2011 and ending in 2029.

        The following summarizes changes in the Company's uncertain tax positions for the three months ended March 31, 2010 (in thousands):

March 31, 2010
(Unaudited)
Balance at January 1, 2010	$7,233
Increase for tax positions related to current year	—
Interest	191

Balance at March 31, 2010	$7,424

GEOKINETICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9: Income Taxes (Continued)

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

NOTE 10: Fair Value of Financial Instruments

        The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and short-term debt approximate their fair value due to the short maturity of those instruments, and therefore, have been excluded from the table below. The fair value of the Notes is determined by multiplying the principal amount by the market price. The fair value of the mandatorily redeemable preferred stock and the Series B Preferred stock was calculated by using the discounted cash flow method of the income approach. In addition, the Monte-Carlo Valuation Model was used to determine the fair value of the conversion feature of the Series B Preferred stock. The following table sets forth the fair value of the Company's remaining financial assets and liabilities as of December 31, 2009 and March 31, 2010 (in thousands):

	December 31, 2009		March 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(unaudited)	(unaudited)
Financial liabilities:
Long-term debt	$364,857	$400,000	$298,204	$283,717
Mandatorily redeemable preferred stock	32,104	32,104	32,139	33,270
Preferred stock, Series B	66,976	74,290	68,853	80,662

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

NOTE 11: Commitments & Contingencies

        The Company is involved in various claims and legal actions arising in the ordinary course of business. Management is of the opinion that none of the claims and actions will have a material adverse impact on the Company's financial position, results of operations, or cash flows.

NOTE 12: Related Party Transactions

        The Company received food, drink, and other catering services for its crews in one of its international locations from a company that was substantially owned by certain employees and former employees of the Company. For the three months ended March 31, 2009 the Company spent approximately $1.4 million with this Company. The Company believes that all transactions were

GEOKINETICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12: Related Party Transactions (Continued)

arms-length on terms at least as favorable as market rates. The Company stopped receiving services from this Company in the third quarter of 2009.

        PGS owns 2,153,616 shares or approximately 12% of the Company's common shares outstanding. In connection with the Acquisition, the Company entered into a transition services agreement with PGS effective February 12, 2010 for up to a maximum of 120 days. This agreement includes office facilities, accounting, information, payroll and human resource services. The services provided by PGS totaled approximately $1.2 million for the three months ended March 31, 2010 which are included in the Company's general and administrative expenses for the same period.

        In addition, PGS and the Company have agreed to reimburse each other for certain amounts resulting from adjustments from the Acquisition as follows (in thousands):

March 31, 2010
(Unaudited)
Receivable from PGS—long term	$1,122
Payable to PGS—short term(1)	12,168

(1)
This amount is included in accounts payable and primarily consists of an outstanding payable of approximately $1.2 million related to the transition services agreement with PGS and approximately $11 million of estimated amounts the Company will have to reimburse PGS for the collection of certain foreign accounts receivable balances on PGS' behalf.

NOTE 13: Condensed Consolidating Financial Information

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

GEOKINETICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13: Condensed Consolidating Financial Information (Continued)

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

GEOKINETICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13: Condensed Consolidating Financial Information (Continued)

BALANCE SHEET

March 31, 2010

(Unaudited)

(Restated)

	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$16,132	$17	$47,411	$195,214	$—	$258,774
Property and equipment, net	16,878	—	169,617	91,872	—	278,367
Investment in subsidiaries	349,034	—	42,282	370	(391,686)	—
Intercompany accounts	(178,965)	473,448	(180,876)	(103,287)	(10,320)	—
Other non-current assets	162	13,060	153,896	18,936	277	186,331

Total assets	$203,241	$486,525	$232,330	$203,105	$(401,729)	$723,472

Liabilities, Mezzanine and Stockholders' Equity
Current liabilities	$26,060	$8,227	$33,830	$90,912	$—	$159,029
Long-term debt and capital lease obligations, net of current portion	—	294,612	(3,623)	5,627	—	296,616
Deferred Income tax and other non-current liabilities	32,057	—	22,756	8,191	—	63,004

Total liabilities	58,117	302,839	52,963	104,730	—	518,649

Mezzanine equity	68,853	—	—	—	—	68,853
Stockholders' equity	76,271	183,686	179,367	98,375	(401,729)	135,970

Total liabilities, mezzanine and stockholders' equity	203,241	$486,525	$232,330	$203,105	$(401,729)	$723,472

GEOKINETICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13: Condensed Consolidating Financial Information (Continued)

STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2009

	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	—	34,614	121,480	(9,175)	146,919
Equity in earnings of subsidiaries	17,574	—	14,356	—	(31,930)	—
Expenses:
Seismic acquisition and data processing	2,266	—	22,104	93,039	(9,175)	108,234
Depreciation and amortization	588	—	9,883	2,025	—	12,496
General and administrative	7,250	—	2,723	3,330	—	13,303
Other, net	—	—	(10)	203	—	193

Total expenses	10,104	—	34,700	98,597	(9,175)	134,226

Income (loss) from operations	7,470	—	14,270	22,883	(31,930)	12,693

Interest income (expense), net	(1,448)	—	(62)	32	—	(1,478)
Other income (expenses), net	(506)	—	2,209	(2,196)	—	(493)

Income (loss) before income taxes	5,516	—	16,417	20,719	(31,930)	10,722

Provision for income taxes	—	—	407	4,799	—	5,206

Net income (loss)	$5,516	—	16,010	15,920	(31,930)	5,516

STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2009

	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(14,045)	$—	$18,017	$(3,868)	$—	$104
Net cash provided (used in) investing activities	(4,079)	—	(4,796)	(954)	—	(9,829)
Net cash provided (used in) financing activities	18,135	—	(11,642)	—	—	6,493

Net increase (decrease) in cash	$11	$—	$1,579	$(4,822)	$—	$(3,232)

GEOKINETICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13: Condensed Consolidating Financial Information (Continued)

STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2010

(Restated)

	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$46,887	72,607	(13,746)	105,748
Equity in earnings of subsidiaries	(414)	—	6,089	—	(5,675)	—
Expenses:
Seismic acquisition and data processing	56	—	23,425	74,149	(13,746)	83,884
Depreciation and amortization	1,278	—	17,078	1,232	—	19,588
General and administrative	6,941	1,565	2,798	8,789	—	20,093
Other, net	—	—	1,375	(984)	—	391

Total expenses	8,275	1,565	44,676	83,186	(13,746)	123,956

Income (loss) from operations	(8,689)	(1,565)	8,300	(10,579)	(5,675)	(18,208)

Interest income (expense), net	(1,865)	(8,167)	(491)	518	—	(10,005)
Other income (expenses), net	(1,382)	200	(988)	2,069	—	(101)

Income (loss) before income taxes	(11,936)	(9,532)	6,821	(7,992)	(5,675)	(28,314)

Provision (benefit) for income taxes	(698)	14	74	1,055	—	445

Net income (loss)	$(11,238)	$(9,546)	$6,747	(9,047)	(5,675)	(28,759)

STATEMENT CASH FLOWS

For the Three Months Ended March 31, 2010

(Restated)

	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$130,016	$8,556	$(59,093)	$(16,383)	$(82,903)	$(19,807)
Net cash provided (used in) investing activities	126,170	—	(25,122)	(88,901)	103,741	115,888
Net cash provided (used in) financing activities	(64,413)	—	(21,864)	—	17,722	(68,555)

Net increase (decrease) in cash	$191,773	$8,556	$(106,079)	$(105,284)	$38,560	$27,526

NOTE 14: Subsequent Events

        None.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q/A and our Annual Report on Form 10-K/A for the year ended December 31, 2009 (2009 Form 10-K/A).

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

        To fund the cash portion of the purchase price, Geokinetics Holdings USA, Inc, a wholly-owned subsidiary of Geokinetics ("Geokinetics Holdings") issued $300 million aggregate principal amount of its 9.75% senior secured notes due 2014 in a private offering. The proceeds of this sale were held in escrow until the closing of the PGS Onshore acquisition. We refinanced our existing senior credit facility and repaid existing borrowings thereunder and repaid significantly all of our capital lease and other obligations. See discussion under "Liquidity and Capital Resources", below.

Results of Operations

        As of March 31, 2010, our core operating business segments were seismic data acquisition and seismic data processing and interpretation. Our corporate activities include our corporate general and administrative functions.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

        Operating Revenues.    For the three months ended March 31, 2010, seismic acquisition revenue totaled $103.3 million as compared to $144.1 million for the same period of 2009, a decrease of $40.8 million or 28%. This decrease in seismic acquisition revenue consists of a decrease of $43.0 million in our International operations and increase of $2.2 million in our North America operations. During 2009, we expanded into new markets and had higher activity in shallow water marine and Transition Zone work. During the first three months of 2010, we have experienced a trend towards land acquisition services, which is a lower priced service than the shallow water marine and transition zone work. However, we expect to see more projects for our OBC and Transition Zone crews in future quarters.

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

        Operating Expenses.    Total seismic acquisition operating expenses were $81.4 million for the three months ended March 31, 2010 as compared to $106.1 million for the same period of 2009, a decrease of 23%. Seismic acquisition operating expenses as a percentage of revenue were 79% for the three months ended March 31, 2010 as compared to 74% for the same period in the prior year. This increase in operating expenses as a percentage of revenue is a result of certain fixed costs for idle crews and vessels in spite of lower activity.

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

        Depreciation and Amortization.    Depreciation and amortization expense for the three months ended March 31, 2010 totaled $19.6 million as compared to $12.5 million for the same period of 2009, an increase of $7.1 million or 57%. This is primarily attributable to an increase in fixed assets of $103.7 million from the Acquisition and our entrance into the multi-client data library business. Depreciation related to the Acquisition was approximately $2.2 million. Amortization of multi-client data for the three months ended March 31, 2010 was $4.3 million, compared to $0.0 million for the same period in 2009. This includes $1.1 million in amortization of multi-client data libraries acquired from PGS.

        General and Administrative Expenses.    General and administrative expenses for the three months ended March 31, 2010 were $20.1 million, or 19% of revenues, as compared to $13.3 million, or 9% of revenues, for the same period of 2009. General and administrative expenses have increased primarily as a result of costs incurred in the Acquisition of $1.5 million in the first quarter of 2010, integration costs of approximately $1.8 million, the addition of PGS Onshore and training and implementation costs for our new enterprise-wide system to improve the timing and quality of bidding, cost tracking, project management, and financial and operational reporting.

        Interest Expense.    Interest expense for the three months ended March 31, 2010 increased by $8.6 million to $10.2 million as compared to $1.6 million for the same period of 2009. This increase is primarily due to the issuance of the $300 million Senior Secured Notes due 2014, and the conversion of the Preferred Series B-2 shares to mandatorily redeemable preferred stock (Preferred Series C stock) for which dividends are reflected as interest expense in accordance with ASC Topic 480, "Distinguishing liabilities from equity."

        Change in Derivative Liabilities.    The $1.1 million non-cash gain for the three months ended March 31, 2010 compared to a non-cash loss of $0.5 million for the three months ended March 31, 2009 is related to recording the change in fair value of the derivatives liabilities. The derivatives were revalued using available market information and commonly accepted valuation methodologies. The valuation of the derivative liabilities is significantly influenced by our stock price which was $3.27 and $7.21 per share at March 31, 2009 and 2010, respectively, compared to $2.47 and $9.62 per share at December 31, 2008 and 2009.

        Income tax expense was $0.4 million for the three months ended March 31, 2010 compared to $5.2 million for the same period of 2009. The decreased expense in the current period was due to a decrease in the Company's pre-tax income in certain of its foreign locations.

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

        The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2009 and 2010 (in thousands):

	Three Months Ended March 31,
	2009	2010
Cash provided by (used in):
Operating activities	$104	$(19,807)
Investing activities	(9,829)	115,888
Financing activities	6,493	(68,555)

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

Revolving Credit Facilities

        On February 12, 2010, Geokinetics Holdings completed the closing of a $50 million revolving credit facility and letters of credit for the account of Geokinetics Holdings under the terms of a Credit Agreement with RBC (the "RBC Facility"). The RBC Facility matures on February 12, 2013. We may borrow, repay and re-borrow under this revolving credit facility. Borrowings outstanding under the RBC Facility will bear interest at a floating rate based on the greater of: i) 3% per year, ii) Prime Rate, iii) 0.5% above the Federal Funds Rate, or iv) 1% above one month LIBOR; plus an applicable margin between 4.25% and 5.25% until June 29, 2010. Beginning June 30, 2010, the applicable margin will range between 3.5% and 5.5% depending on our total leverage ratio.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Please refer to Item 7A of our Annual Report on Form 10-K/A for the year ended December 31, 2009, for a discussion regarding the Company's quantitative and qualitative disclosures about market risk. There have been no material changes to those disclosures for the three months ended March 31, 2010.

Item 4A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have performed an evaluation of the design, operation and effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2010. Based on that evaluation, our principal executive officer and principal financial officer concluded that such disclosure controls and procedures were not effective. See "Material Weaknesses" below.

Changes in Internal Control

        This 10-Q/A is the result of our identification of material weakness in "Accounting for Derivative Financial Instruments" described further below. Remediation measures are described below under "Remediation". There have not been any additional changes in our internal control over financial reporting (as defined in the Exchange Act Rule 13a-15(f) of the Securities Exchange Act) during the three months ending March 31, 2010, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

  •
  Accounting for Derivative Financial Instruments:  We have identified a material weakness related to accounting for derivatives. The Company's procedures to assess and identify the impact of Recently Issued Accounting Pronouncements were not sufficient, as evidenced by our failure to identify the impact of ASC 815-40-15 "Derivatives and Hedging-Contracts in Entity's Own Equity-Scope and Scope Exceptions," which became effective January 1, 2009 and require us to account for derivative liabilities related to the embedded conversion feature of our preferred stock and warrants at fair value and to mark to market each instrument at the end of each reporting period.

        Our lack of resources, in terms of size, technical expertise and institutional knowledge to address certain financial and tax aspects of our multi-national operations, was identified as the underlying cause of these material weaknesses.

        These material weaknesses resulted in the recording of a number of post-closing adjustments to our 2009 consolidated financial statements. The adjustments primarily affected non-routine accruals, deferred cost accounts, derivative liabilities, deferred taxes and the tax provision related to our international operations, including, as applicable, the corresponding income statement accounts.

        UHY LLP, the Company's independent registered public accounting firm, audited the Company's consolidated financial statements included in our Annual Report on Form 10-K/A for the period ended December 31, 2009 and has issued an updated audit report on management's assessment of the Company's internal control over financial reporting. The full audit report can be found in our 10K/A filing which is filed contemporaneously with this 10Q/A filing.

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

Item 1A.    Risk Factors

        Other than as described in this Section, there have been no material changes in the risk factors included in our Form 10-K/A for the year ended December 31, 2009.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    (Removed and Reserved)

Item 5.    Other Information

        None

Item 6.    Exhibits (items indicated by an (*) are filed herewith)

Exhibit No.		Description
4.1		Indenture dated as of December 23, 2009 relating to the Notes, incorporated herein by reference to the Current Report on Form 8-K filed December 28, 2009.

4.2		Supplemental Indenture dated as of February 12, 2010, incorporated by reference to Exhibit 4.2 to the Form 8-K filed February 16, 2010.

4.3		Second Amended and Restated Registration Rights Agreement dated as of February 12, 2010, incorporated by reference to Exhibit 4.3 to the Form 8-K filed February 16, 2010.

4.4		First Amended Certificate of Designation of Series C Senior Preferred Stock, incorporated by reference to Exhibit 4.4 to the Form 8-K filed February 16, 2010.

4.5		Fourth Amended Certificate of Designation of Series B Senior Convertible Preferred Stock, incorporated by reference to Exhibit 4.5 to the Form 8-K filed February 16, 2010.

10.1		Release and Severance Agreement, dated August 29, 2009, between Geokinetics Inc and James White (incorporated by reference from Exhibit 4.1 to Form S-8 filed on July 20, 2007 (file no. 333-144763))

10.2		Credit Agreement dated as of February 12, 2010 by and among Geokinetics Holdings and Royal Bank of Canada as administrative and collateral agent to the certain lenders named therein, incorporated by reference to Exhibit 10.1 to the Form 8-K filed February 16, 2010.

10.3		Guaranty dated as of February 12, 2010, incorporated by reference to Exhibit 10.2 to the Form 8-K filed February 16, 2010.

10.4		Severance Agreement, dated April 8, 2010 (and effective March 22, 2010), between Geokinetics Inc. and Mark A. Hess (incorporated by reference from Exhibit 10.5 to Form 8-K filed on July 30, 2008 (file no. 001-33460)).

10.5		Employment Agreement, dated March 22, 2010, between Geokinetics Inc. and Lee Parker. (incorporated by reference from Exhibit 10.5 to Form 8-K filed on July 30, 2008 (file no. 001-33460)).

10.6		Employment Agreement, dated March 22, 2010, between Geokinetics Inc. and Scott A. McCurdy (incorporated by reference from Exhibit 10.1 to Form 8-K filed on October 27, 2008 (file no. 001-33460)).

10.7		Amendment and exchange agreement, dated December 2, 2009, by and among Geokinetics Inc., Avista Capital Partners, L.P., Avista Capital Partners (Offshore), L.P., and Levant America S.A. (incorporated by reference from Exhibit 10.2 to Form 8-K filed December 4, 2009 (file no. 001-33460)).

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit No.		Description
32.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOKINETICS INC.
Date: August 9, 2010	/s/ RICHARD F. MILES Richard F. Miles President and Chief Executive Officer (Authorized Officer)
Date: August 9, 2010	/s/ SCOTT A. MCCURDY Scott A. McCurdy Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)