Form 10-Q
period 2010-06-30
GEOKINETICS INC
filed 2010-08-09
CIK 314606

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

GEOKINETICS INC.
INDEX

Geokinetics Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31, 2009	June 30, 2010
		(Unaudited)
ASSET
Current assets:
Cash and cash equivalents	$10,176	$40,814
Restricted cash	121,837	2,065
Accounts receivable, net of allowance for doubtful accounts of $1,167 at December 31, 2009 and $5,335 at June 30, 2010	143,944	153,610
Deferred costs	14,364	15,720
Prepaid expenses and other current assets	10,488	21,781

Total current assets	300,809	233,990

Property and equipment, net	187,833	282,857
Restricted cash to be used for PGS Onshore acquisition	183,920	—
Goodwill	73,414	126,988
Multi-client data library, net	6,602	39,392
Deferred financing costs, net	10,819	11,038
Other assets, net	8,293	17,636

Total assets	$771,690	$711,901

LIABILITIES, MEZZANINE AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt and capital lease obligations	$68,256	$1,503
Accounts payable	55,390	66,213
Accrued liabilities	61,814	63,454
Deferred revenue	14,081	35,645
Income taxes payable	15,335	12,093

Total current liabilities	214,876	178,908
Long-term debt and capital lease obligations, net of current portion	296,601	305,456
Deferred income tax	6,486	21,380
Other long-term liabilities	—	1,122
Mandatorily redeemable preferred stock	32,104	32,220
Derivative liabilities	9,317	4,861

Total liabilities	559,384	543,947

Commitments & Contingencies
Mezzanine equity:
Preferred stock, Series B Senior Convertible, $10.00 par value; 2,500,000 shares authorized, 290,197 shares issued and outstanding as of December 31, 2009 and 304,517 shares issued and outstanding as of June 30, 2010	66,976	70,815

Stockholders' equity:
Common stock, $.01 par value; 100,000,000 shares authorized, 15,578,528 shares issued and 15,296,839 shares outstanding as of December 31, 2009 and 18,156,335 shares issued and 17,696,113 shares outstanding as of June 30, 2010	156	179
Additional paid-in capital	215,859	234,193
Accumulated deficit	(70,705)	(137,253)
Accumulated other comprehensive income	20	20

Total stockholders' equity	145,330	97,139

Total liabilities, mezzanine and stockholders' equity	$771,690	$711,901

See accompanying notes to the condensed consolidated financial statements.

Geokinetics Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Revenue:
Seismic acquisition	$142,367	$104,556	$286,459	$201,701
Multi-client	—	12,635	—	18,753
Data processing	2,473	2,357	5,300	4,842

Total revenue	144,840	119,548	291,759	225,296

Expenses:
Seismic acquisition and multi-client	100,250	99,977	206,307	181,381
Data processing	2,233	2,390	4,410	4,870
Depreciation and amortization	12,867	24,614	25,363	44,202
General and administrative	12,604	20,948	25,907	41,041

Total Expenses	127,954	147,929	261,987	271,494

(Loss) gain on disposal of property and equipment	(543)	(658)	(736)	(1,049)

Income (loss) from operations	16,343	(29,039)	29,036	(47,247)

Other income (expenses):
Interest income	52	784	186	952
Interest expense	(1,669)	(9,798)	(3,280)	(19,971)
Loss on early redemption of debt	—	—	—	(2,517)
Gain (loss) from change in fair value of derivative liabilities	(4,159)	3,715	(4,629)	4,822
Foreign exchange gain (loss)	203	(1,768)	129	(819)
Other, net	47	186	97	546

Total other expenses, net	(5,526)	(6,881)	(7,497)	(16,987)

Income (loss) before income taxes	10,817	(35,920)	21,539	(64,234)
Provision for income taxes	11,593	1,869	16,799	2,314

Net income (loss)	(776)	(37,789)	4,740	(66,548)
Returns to preferred stockholders:
Dividend and accretion costs	(2,419)	(1,816)	(4,798)	(4,208)

Income (loss) applicable to common stockholders	$(3,195)	$(39,605)	$(58)	$(70,756)

For Basic and Diluted Shares:
Income (loss) per common share	$(0.30)	$(2.24)	$(0.01)	$(4.12)
Weighted average common shares outstanding	10,579	17,679	10,576	17,154

See accompanying notes to the condensed consolidated financial statements.

Geokinetics Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2010
OPERATING ACTIVITIES
Net income (loss)	$4,740	$(66,548)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25,363	44,202
Loss on prepayment of debt, amortization of deferred financing costs, and accretion of debt discount	256	4,540
Stock-based compensation	876	1,421
Loss on sale of assets and insurance claims	736	1,049
(Gain) loss from change in fair value of derivative liabilities	4,629	(4,822)
Changes in operating assets and liabilities:
Restricted cash	8,046	(111)
Accounts receivable	(25,925)	54,590
Prepaid expenses and other assets	9,926	(4,709)
Accounts payable	(4,235)	(6,901)
Accrued and other liabilities	21,270	(10,255)

Net cash provided by operating activities	45,682	12,456

INVESTING ACTIVITIES
Investment in multi-client data library	(5,071)	(15,825)
Acquisition, net of cash acquired	—	(180,832)
Proceeds from disposal of property and equipment and insurance claims	604	95
Purchases of property and equipment	(17,763)	(24,938)
Purchase of other assets	—	(3,295)
Change in restricted cash held for purchase of PGS Onshore	—	303,803

Net cash (used in) provided by investing activities	(22,230)	79,008

FINANCING ACTIVITIES
Proceeds from borrowings	83,535	9,000
Stock issuance costs	(35)	(92)
Proceeds from stock issuance	—	1,806
Payments of debt issuance costs	—	(2,481)
Payments on capital lease obligations and vendor financings	(21,560)	(24,195)
Payments on debt	(78,023)	(44,864)

Net cash provided by (used in) financing activities	(16,083)	(60,826)

Net increase in cash	7,369	30,638
Cash at beginning of period	13,341	10,176

Cash at end of period	$20,710	$40,814

Supplemental disclosures related to cash flows:
Interest paid	$3,280	$15,274
Taxes paid	$3,136	$8,408
Purchase of equipment under capital lease and vendor financing obligations	$2,837	$—
Capitalized depreciation on multi-client data library	$—	$642

See accompanying notes to the condensed consolidated financial statements.

Geokinetics Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

and Other Comprehensive Income

(In thousands, except share data)

(Unaudited)

	Common Shares Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2010	15,578,528	$156	$215,859	$(70,705)	$20	$145,330
Stock-based compensation	—	—	1,421	—	—	1,421
Restricted stock issued, net	216,991	—	—	—	—	—
Accretion of preferred issuance costs and discounts	—	—	(625)	—	—	(625)
Accrual of preferred dividends	—	—	(3,580)	—	—	(3,580)
Issuance of common stock to underwriters under overallotment option	207,200	2	1,804	—	—	1,806
Issuance of common stock for PGS Onshore Acquisition	2,153,616	21	19,405	—	—	19,426
Cost of issuance of securities	—	—	(91)	—	—	(91)
Net loss	—	—	—	(66,548)	—	(66,548)

Balance at June 30, 2010	18,156,335	$179	$234,193	$(137,253)	$20	$97,139

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

NOTE 2: Basis of Presentation and Significant Accounting Policies

        The unaudited condensed consolidated financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to provide a fair presentation of the financial condition and results of operations for the periods presented. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's latest Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three and six months ended June 30, 2010, are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

        Effective February 12, 2010, the Company completed the acquisition of the onshore seismic data acquisition and multi-client data library business of Petroleum Geo-Services ASA ("PGS Onshore"). The results of operations and financial condition of the Company as of and for the three and six months ended June 30, 2010 have been impacted by this acquisition, which may affect the comparability of certain of the financial information contained in this Quarterly Report on Form 10-Q. This acquisition is described in more detail in Note 3.

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

        The Company periodically reviews the carrying value of the multi-client data library to assess whether there has been a permanent impairment of value and records losses when it is determined that estimated future sales are not expected to be sufficient to cover the carrying value of the asset. Amortization for the three and six months ended June 30, 2010 was $6.1 million and $10.4 million, respectively. No amortization was recorded for the same periods in 2009 as the Company had not entered the multi-client data library business.

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

  Investments

        In June 2010, the Company acquired a working interest in a drilling program in Australia in an area where the Company expects to complete a seismic survey in 2010. The carrying cost of this investment is approximately $3.3 million as of June 30, 2010 which is included in other assets. The Company accounts for this investment using the full cost method of accounting.

  Deferred Financing Costs

        Deferred financing costs include costs related to the issuance of debt which are amortized to interest expense using the straight-line method, which approximates the effective interest method, over the maturity periods of the related debt. During the first six months of 2010, in connection with the PGS Onshore acquisition, the Company recorded approximately $1.8 million of additional costs primarily related to its new credit facility with Royal Bank of Canada ("RBC"). Amortization of

GEOKINETICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2: Basis of Presentation and Significant Accounting Policies (Continued)

deferred financing costs for the six months ended June 30, 2010 was $1.3 million. Write-off of deferred financing costs for the six months ended June 30, 2010, was $0.9 million.

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

        The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of our financial instruments that could have been realized as of June 30, 2010 or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and short-term debt approximate their fair value due to the short maturity of those instruments. The Company's assets (liabilities) measured at fair value on a recurring basis was determined using the following inputs (in thousands):

	Fair Value Measurements at June 30, 2010
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Conversion feature embedded in Preferred Stock	$4,563	$—	$—	$4,563
Warrants	298	—	—	298

Total derivative liabilities	$4,861	$—	$—	$4,861

GEOKINETICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2: Basis of Presentation and Significant Accounting Policies (Continued)

        Beginning January 1, 2009, the Company records derivative liabilities on its balance sheet as derivative liabilities related to certain warrants and the conversion feature embedded in the preferred stock. As of June 30, 2010, we determined that, using a Monte Carlo Valuation Model, the fair value of the conversion feature embedded in the Series B preferred stock and warrants to be $4,563 and $298, respectively, which had decreased since December 31, 2009. Accordingly, we recognized a gain on the change in the fair value of the embedded derivative and warrants of $3,715 and $4,822 for the three and six months ended June 30, 2010.

        At December 31, 2009, the assumptions used in the model to determine the fair value of the warrants included the warrant exercise price of $9.25 per share. The assumptions used in the model to determine the fair value of the embedded conversion feature additionally included the Series B conversion price of $17.44 per share on December 31, 2009. The Company's stock price on December 31, 2009 of $9.62, risk-free discount rate of 3.03% (embedded conversion feature) and 1.99% (warrants) and volatility of 106.31% were used in both models to determine the fair value.

        At June 30, 2010, the assumptions used in the model to determine the fair value of the warrants included the warrant exercise price of $9.25 per share. The assumptions used in the model to determine the fair value of the embedded conversion feature included the Series B conversion price of $17.44. The Company's stock price on June 30, 2010 of $3.83, risk-free discount rate of 1.94% (embedded conversion feature) and 1.03% (warrants) and volatility of 82.75% were used in both models to determine the fair value.

        The accretion of the additional discount to the preferred stock resulting from bifurcating the Series B conversion feature totaled $252, and $513 for the three and six months ended June 30, 2010, respectively. The fair value of the Series B conversion feature, related to preferred shares issued, were $160, and $366 for the three and six months ended June 30, 2010, respectively.

        A reconciliation of the Company's liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance December 31, 2009	$9,317
Total unrealized gains
Included in earnings	(4,822)
Included in other comprehensive income	—
Settlements/Issuances	366
Transfers in and/or out of Level 3	—

Balance June 30, 2010	$4,861

        The Company is not a party to any hedge arrangements, commodity swap agreement or any other derivative financial instruments. The seismic data acquisition and seismic data processing segments utilize foreign subsidiaries and branches to conduct operations outside of the United States. These operations expose the Company to market risks from changes in foreign exchange rates.

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

        In accordance with ASC 815-10-65-3 "Derivatives and Hedging-Overall-Transition and Open Effective Date Information-Transition Related to EITF Issue No. 07-05, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock," the cumulative effect of this change in accounting principle was recognized as an adjustment to the opening balance of the Company's equity on January 1, 2009. The preferred stock host, the conversion feature, the warrant and the cumulative effect adjustment are determined based on amounts that would have been recognized if the guidance in ASC 815-40-15 had been applied from the date the preferred stock and warrants were issued. The preferred stock host will remain classified in temporary equity, excluding the conversion feature, following the applicable SEC guidance. In accordance with FASB guidance covering the recognition of embedded derivatives in ASC Topic 815, the fair value of the conversion feature is bifurcated from the host instrument and recognized as a liability on the Company's consolidated balance sheet. The warrants are recognized at fair value as a liability on the Company's consolidated balance sheet. The fair value of the conversion feature, the warrants and other issuance costs of the preferred stock financing transaction, are recognized as a discount to the preferred stock host. The discount will be accreted to the preferred stock host from the Company's paid in capital, treated as a deemed dividend, over the period from the issuance date through the earliest redemption date of the preferred stock.

  Recent Accounting Pronouncements

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

GEOKINETICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3: Acquisition

        On December 3, 2009, the Company agreed with Petroleum Geo-Services ASA and certain of its subsidiaries ("PGS") to acquire PGS Onshore. The Company closed this transaction on February 12, 2010. The PGS Onshore acquisition (the "Acquisition") provides the Company a significant business expansion into Mexico, North Africa, the Far East, and in the United States, including Alaska. In addition, the Acquisition substantially increased the Company's multi-client data library. As a result of the Acquisition, the Company has acquired a multi-client data library covering approximately 5,500 square miles located primarily in Texas, Oklahoma, Wyoming and Alaska.

        The operations of PGS Onshore have been combined with those of the Company since February 12, 2010. The Acquisition was accounted for by the purchase method, with the purchase price being allocated to the fair value of assets purchased and liabilities assumed. As of June 30, 2010, the allocation of the purchase price of PGS Onshore was based upon fair value studies. Estimates and assumptions are subject to change upon management's review of the final valuations and the completion of various audits that could impact the beginning balance sheet of PGS Onshore. The preliminary allocations of the purchase price for the Acquisition are as follows (in thousands):

Purchase price:
Cash	$183,411
Issuance of 2,153,616 shares of the Company's common stock at market value of $9.02 per share	19,426

Total consideration		$202,837

Allocation of purchase price:
Current assets, including cash of $2.6 million	$74,753
Property and equipment	104,138
Multi-client data library	26,700
Other intangible assets	6,200
Other long-term assets	1,429
Goodwill	53,574

Total assets acquired		$266,794
Current liabilities	$47,001
Other long-term liabilites	1,122
Deferred income taxes	15,834

Total liabilities assumed		$(63,957)

Net assets acquired		$202,837

        The purchase price is subject to certain additional working capital adjustments. In addition, in connection with the acquisition, the Company agreed to reimburse PGS for certain costs incurred through the acquisition date related to two ongoing multi-client data library projects subject to certain requirements being met. The Company paid approximately $202.8 million at closing.

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

amounts held in escrow to finance the cash portion of the Acquisition for approximately $183.4 million. The Company also repaid its existing revolving credit facility with an outstanding balance of approximately $45.8 million and repaid outstanding capital leases and other vendor financing for approximately $22.0 million. Costs associated with the Acquisition of approximately $1.3 million in the fourth quarter of 2009 and $1.5 million in the first six months of 2010 are included in general and administrative expenses.

        The following summarized unaudited pro forma consolidated income statement information for the three months and six months ended June 30, 2009 and 2010, assumes that the PGS Onshore acquisition had occurred as of the beginning of the periods presented. The Company has prepared these unaudited pro forma financial results for comparative purposes only. These unaudited pro forma financial results may not be indicative of the results that would have occurred if Geokinetics had completed the acquisition as of the beginning of the periods presented or the results that may be attained in the future. Amounts presented below are in thousands, except for the per share amounts:

	Pro forma Three Months Ended June 30, (Unaudited)		Pro forma Six Months Ended June 30, (Unaudited)
	2009	2010	2009	2010
Pro forma revenues	$193,688	$119,548	$376,793	$245,919
Pro forma income (loss) from operations	$15,711	$(29,039)	$17,904	$(55,000)
Pro forma net loss	$(11,014)	$(37,789)	$(26,019)	$(76,286)
Pro forma dividends and accretion on preferred stock	$1,713	$1,816	$4,093	$4,208
Pro forma net loss applicable to common stockholders	$(12,727)	$(39,605)	$(30,112)	$(80,494)
Pro forma basic and diluted net loss per common share	$(0.97)	$(2.24)	$(1.70)	$(4.69)

NOTE 4: Multi-client Data Library

        At December 31, 2009 and June 30, 2010, multi-client seismic library costs and accumulated amortization consisted of the following (in thousands):

	December 31, 2009	June 30, 2010 (Unaudited)
Acquisition and processing costs	$14,841	$58,008
Less accumulated amortization	(8,239)	(18,616)

Multi-client data library, net	$6,602	$39,392

GEOKINETICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5: Debt and Capital Lease Obligations

        The Company's long-term debt and capital lease obligations were as follows (in thousands):

	December 31, 2009	June 30, 2010 (Unaudited)
Revolving credit lines and foreign lines of credit—4.75% to 8.5%	$45,883	$10,503
Senior Secured Notes, net of discount—9.75%	294,279	294,899
Capital lease obligations—10.1%	14,836	1,557
Notes payable from vendor financing arrangements—7.00% to 13.06%	9,859	—

	364,857	306,959
Less: current portion	(68,256)	(1,503)

	$296,601	$305,456

  Revolving Credit Facilities

        PNC Credit Facility.    Until February 12, 2010, the Company had a Revolving Credit, Term Loan and Security Agreement with PNC Bank, National Association ("PNC"), as lead lender, which provided the Company with a $70.0 million revolving credit facility ("Revolver") maturing May 24, 2012. At December 31, 2009, the Company had a balance of $44.6 million drawn under the Revolver. The rate of the PNC facility was the prime rate plus 1.5%, 4.75% at December 31, 2009. On February 12, 2010, the Company's Revolver balance of $45.8 million was repaid in connection with the closing of the PGS Onshore acquisition. The Company recorded a loss of $1.2 million on the redemption of the facility which consisted of $1 million related to the acceleration of costs that were being amortized over the expected life of the facility, and approximately $0.2 million related to prepayment penalties.

        RBC Credit Facility.    On February 12, 2010, Geokinetics Holdings completed the closing of a revolving credit facility and letters of credit for the account of Geokinetics Holdings under the terms of a Credit Agreement with RBC (the "RBC Facility" or the "revolving credit facility"), which matures on February 12, 2013. Effective June 30, 2010, the Company amended the RBC Facility to, among other things, provide greater flexibility in meeting financial covenants for the quarters ending June 30, 2010 and September 30, 2010. In addition, the permitted outstanding borrowing under the revolver was reduced from $50 million to $40 million. Borrowings outstanding under the revolving credit facility bear interest at a floating rate based on the greater of: (i) 3% per year, (ii) Prime Rate, (iii) 0.5% above the Federal Funds Rate, or iv) 1% above one month LIBOR; plus an applicable margin from 4.5% to 6.5% depending on the Company's total leverage ratio. The rate was 7.5% at June 30, 2010. Financial covenants include a maximum total leverage ratio of 8.6 and an interest coverage ratio of 1.0 at June 30, 2010 and 6.3 and 2.25 respectively at September 30, 2010. In addition, at September 30, 2010, a fixed charge coverage ratio may not be less than 1.0. The RBC Facility also contains restrictions on liens, investments, indebtedness, mergers and acquisitions, dispositions, certain payments, and other specific transactions. As of June 30, 2010, the Company was in compliance with these covenants. The outstanding balance of this revolving credit facility was $9.0 million as of June 30, 2010 and $21.0 million on August 6, 2010.

GEOKINETICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5: Debt and Capital Lease Obligations (Continued)

        Borrowings under the RBC Facility are guaranteed by Geokinetics and each of its existing and each subsequently acquired or organized wholly-owned U.S. direct or indirect subsidiary of Geokinetics. Each of the entities guaranteeing the revolving credit facility will secure the guarantees on a first priority basis with a lien on substantially all of the assets of such guarantor. Borrowings under the RBC Facility are deemed Priority Bank Debt under the inter-creditor agreement with the holders of the Notes, defined below, and so the Notes will be effectively subordinated to borrowings under the revolving credit facility pursuant to such inter-creditor agreement.

        Based on our current forecast, we believe that it is likely that we will not be able to maintain the covenants required at the September 30, 2010 measurement date, and possibly beyond. We expect to need to use the RBC Facility to fund capital expenditures and crew mobilizations. If we are unable to remedy this situation, we may be forced to delay capital expenditures and/or decline opportunities for new work that requires significant working capital. As such, we are currently in discussions to amend the facility or receive a waiver to address this situation. There can be no assurance that we will be successful in doing so on commercially reasonable terms, if at all.

  Senior Secured Notes Due 2014

        On December 23, 2009, Geokinetics Holdings, a wholly owned subsidiary of the Company, issued $300 million of 9.75% Senior Secured Notes due 2014 (the "Notes") in a private placement to institutional buyers at an issue price of 98.093% of the principal amount. The net proceeds the Company received in connection with the issuance of the Notes have been recorded in long-term debt ($294.3 million) in the consolidated financial statements. The discount is being accreted as an increase to interest expense over the term of the Notes. At June 30, 2010, the effective interest rate on the Notes was 10.2%, which includes the effect of the discount accretion.

        The Notes bear interest at the rate of 9.75% per year, payable semi-annually in arrears on June 15 and December 15 of each year. The Notes are fully and unconditionally guaranteed, by the Company, and by each of the Company's current and future domestic subsidiaries (other than Geokinetics Holdings, which is the issuer of the Notes).

        Until the second anniversary following their issuance, the Company may redeem up to 10% of the original principal amount of the Notes during each 12-month period at 103% of the principal amount plus accrued interest. Thereafter, the Company may redeem all or part of the Notes at a prepayment premium which will decline over time. The Company will be required to make an offer to repurchase the Notes at 101% of the principal amount plus accrued interest if the Company experiences a change of control. The indenture for the Notes contains customary covenants for non-investment grade indebtedness, including restrictions on the Company's ability to incur indebtedness, to declare or pay dividends and repurchase its capital stock, to invest the proceeds of asset sales, and to engage in transactions with affiliates. The Company is also required under the Notes to file a shelf registration statement with the Securities and Exchange Commission ("SEC") and make best efforts to cause the shelf registration statement be declared effective by the SEC on or prior to 270 days after the original issue. If the Company and the Guarantors fail to file the registration statements required by the Notes on or before September 19, 2010, the Company will pay additional interest of 0.25% per annum on the principal amount of the Notes for the first 90-day period immediately following the occurrence of the default.

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

        The Company also has four equipment lease agreements with Bradesco Leasing in Brazil with terms of 36 months at a rate of 10.1% per year. The original amount of the leases was approximately $3.0 million and the balance at June 30, 2010 was approximately $1.6 million.

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

        The Company maintains various foreign bank line of credit and overdraft facilities used to fund short-term working capital needs. At June 30, 2010, the balance of the foreign line of credit facilities was $1.5 million. There were no outstanding balances under the overdraft facilities at June 30, 2010, and the Company had approximately $6.8 million of availability.

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

        On July 28, 2008, the Company issued 120,000 shares of its Series B Preferred Stock, $10.00 par value ("the Series B-2 Preferred Stock") and warrants to purchase 240,000 shares of Geokinetics common stock to Avista and an affiliate of Avista for net proceeds of $29.1 million. The Company recorded the preferred stock net of the fair value of the warrants issued and recorded the fair value of the warrants for approximately $1.5 million as additional paid in capital. Effective January 1, 2009 the company adopted ASC 815-15 which requires the Company to bifurcate the embedded derivative relating to the conversion feature in the Company's preferred stock (see accounting policy relating to derivative liabilities in Note 2).

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

        If the Company authorizes the issuance and sale of additional shares of its common stock other than pursuant to an underwritten public offering registered under the Securities Act, or for non-cash consideration pursuant to a merger or consolidation approved by its board of directors, the Company must first offer in writing to sell to each holder of its Series B Preferred Stock an equivalent pro rata portion of the securities being issued. The conversion price in the preferred stock is subject to a down-round provision whereby subsequent equity issuances at a price below the existing conversion price will result in a downward adjustment to the conversion price.

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

        As of June 30, 2010, the series B-1 preferred stock is presented as mezzanine equity due to the series B preferred stock characteristics described below:

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

        On February 12, 2010, the Company issued 2,153,616 shares of its common stock to PGS in connection with the Acquisition of PGS Onshore.

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

        On December 18, 2009, the exercise price of the July 28, 2008 warrants was adjusted to $9.25 per share as a result of the issuance in December 2009 of common stock in accordance with price adjustment provisions. At June 30, 2010, there are 514,105 warrants outstanding.

NOTE 7: Income per Common Share

        The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2009	2010	2009	2010
Numerator:
Income (loss) applicable to common stockholders	$(3,195)	$(39,605)	$(58)	$(70,756)

Denominator for diluted earnings per common share	10,579	17,679	10,576	17,154

Basic and Diluted income (loss) per common share	$(0.30)	$(2.24)	$(0.01)	$(4.12)

        The denominator used for the calculation of diluted earnings per common share for the three months and six months ended June 30, 2009 and 2010, excludes the effect of any stock options, restricted stock, warrants and convertible preferred stock because the effect is anti-dilutive. At June 30, 2010, there were options to purchase 234,638 shares of common stock, 460,222 shares of unvested restricted stock, warrants to purchase 514,105 shares of common stock, and preferred stock convertible into 4,366,204 shares of common stock.

        The numerator used for the calculation of diluted earnings per share for the three and six months ended June 30, 2009 and 2010, is "Income applicable to common stockholders" as the convertible preferred stock was deemed to be anti-dilutive in that period.

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

        The following unaudited table sets forth significant information concerning the Company's reportable segments and geographic reporting units as of and for the three and six months ended June 30, 2009 and 2010 (in thousands):

	For the Three Months Ended June 30, 2009
	Data Acquisition
	North America	International	Data Processing	Corporate	Total
Revenue	$18,076	$124,291	$2,473	$—	$144,840
Segment income (loss)	$(2,250)	$23,822	$140	$(22,488)	$(776)
Segment assets (at end of period)	$91,894	$252,150	$9,216	$100,428	$453,688

	For the Three Months Ended June 30, 2010
	Data Acquisition
	North America	International	Data Processing	Corporate	Total
Revenue	$40,299	$76,892	$2,357	$—	$119,548
Segment income (loss)	$(2,367)	$(9,688)	$(450)	$(25,284)	$(37,789)
Segment assets (at end of period)	$320,585	$319,333	$9,812	$62,171	$711,901

	For the Six Months Ended June 30, 2009
	Data Acquisition
	North America	International	Data Processing	Corporate	Total
Revenue	$53,932	$232,527	$5,300	$—	$291,759
Segment income (loss)	$(1,216)	$41,274	$299	$(35,617)	$4,740
Segment assets (at end of period)	$91,894	$252,150	$9,216	$100,428	$453,688

	For the Six Months Ended June 30, 2010
	Data Acquisition
	North America	International	Data Processing	Corporate	Total
Revenue	$78,360	$142,094	$4,842	$—	$225,296
Segment income (loss)	$(5,875)	$(13,686)	$(787)	$(46,200)	$(66,548)
Segment assets (at end of period)	$320,585	$319,333	$9,812	$62,171	$711,901

NOTE 9: Income Taxes

        The provision for income tax for the three and six months ended June 30, 2009 was $11,593 and $16,799 compared to $1,869 and $2,314 for the three and six months ended June 30, 2010, respectively. While the Company had pretax losses during the three and six months ended June 30, 2010 the income

GEOKINETICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9: Income Taxes (Continued)

tax provision for these periods relate primarily to taxes due in countries with deemed profit tax regimes, withholding taxes and the release of valuation allowance in certain foreign jurisdictions with current year operating profits based on the Company's reevaluation of the realizability of these future tax benefits.

        The following summarizes changes in the Company's uncertain tax positions for the six months ended June 30, 2010 (in thousands):

June 30, 2010
(unaudited)
Balance at January 1, 2010	$7,233
Increase for tax positions related to current year	—
Interest	382

Balance at June 30, 2010	$7,615

        All additions or reductions to the above liability affect the Company's effective tax rate in the respective period of change. The Company accounts for any applicable interest and penalties on uncertain tax positions, which was $0.4 million for the six months ended June 30, 2010, as a component of income tax expense. At December 31, 2009, and June 30, 2010, the Company had $1.2 million and $1.6 million of accrued interest related to unrealized tax benefits, respectively. The tax years that remain subject to examination by major tax jurisdictions are from 2004 to 2010.

NOTE 10: Fair Value of Financial Instruments

        The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and short-term debt approximate their fair value due to the short maturity of those instruments, and therefore, have been excluded from the table below. The fair value of the Notes is determined by multiplying the principal amount by the market price. The fair value of the mandatorily redeemable preferred stock and the Series B Preferred stock was calculated by using the discounted cash flow method of the income approach. In addition, the Monte-Carlo Pricing Model was used to determine the value of the conversion feature of the Series B Preferred stock. The following table sets forth the fair value of the Company's remaining financial assets and liabilities as of December 31, 2009 and June 30, 2010 (in thousands):

	December 31, 2009		June 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
			(unaudited)
Financial liabilities:
Long-term debt	$364,857	$400,000	$306,959	$260,310
Mandatorily redeemable preferred stock	32,104	32,104	32,220	30,523
Preferred stock	66,976	74,290	70,815	76,059

        The Company is not a party to any hedge arrangements, commodity swap agreement or other derivative financial instruments.

GEOKINETICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10: Fair Value of Financial Instruments (Continued)

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

NOTE 12: Related Party Transactions

        During fiscal 2009, the Company received food, drink, and other catering services for its crews in one of its international locations from a company that was substantially owned by certain employees and former employees of the Company. For the six months ended June 30, 2009 the Company spent approximately $3.3 million with this Company. The Company believes that all transactions were arms-length on terms at least as favorable as market rates. The Company stopped receiving services from this Company in the third quarter of 2009.

        PGS owns 2,153,616 shares or approximately 12% of the Company's common shares outstanding. In connection with the Acquisition, the Company entered into a transition services agreement with PGS effective February 12, 2010 for up to a maximum of 120 days. This agreement includes office facilities, accounting, information, payroll and human resource services. The services provided by PGS totaled approximately $1.4 million and $3.2 million for the three and six months ended June 30, 2010 which are included in the Company's general and administrative expenses for the same period. The Company stopped receiving services from PGS as of June 30, 2010.

        In addition, PGS and the Company have agreed to reimburse each other for certain amounts resulting from adjustments from the Acquisition as follows (in thousands):

June 30, 2010
(unaudited)
Receivable from PGS—short term	$907
Receivable from PGS—long term	1,122
Payable to PGS—short term(1)	4,370

(1)
This amount is included in accounts payable and primarily consists of an outstanding payable of approximately $2.8 million related to the transition services agreement with PGS, approximately $0.8 million of estimated amounts the Company will have to reimburse PGS for the collection of certain foreign accounts receivable balances on PGS' behalf, and approximately $0.8 related to income taxes payable.

GEOKINETICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13: Condensed Consolidating Financial Information

        On February 12, 2010, upon completion of the PGS Onshore acquisition, the $300 million Notes due 2014 became fully and unconditionally guaranteed, jointly and severally, by the Company, and by each of the Company's current and future domestic subsidiaries (other than Geokinetics Holdings, which is the issuer of the Notes). The non-guarantor subsidiaries consist of all subsidiaries and branches outside of the United States. Separate condensed consolidating financial statement information for the parent, guarantor subsidiaries and non-guarantor subsidiaries as of December 31, 2009 and June 30, 2010 and for the three and six months ended June 30, 2009 and 2010 is as follows (in thousands):

	BALANCE SHEET December 31, 2009
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$5,117	$119,893	15,237	160,562	$—	$300,809
Property and equipment, net	21,354	—	158,949	7,530	—	187,833
Investment in subsidiaries	140,139	174,526	109,182	(2)	(423,845)	—
Intercompany accounts	195,976	(17,349)	(88,815)	(89,820)	8	—
Other non-current assets	2,985	191,745	76,121	12,197	—	283,048

Total assets	$365,571	$468,815	$270,674	$90,467	$(423,837)	$771,690

Liabilities, Mezzanine and Stockholders' Equity
Current liabilities	$110,635	$731	$15,479	$88,031	$—	$214,876
Long-term debt and capital lease obligations, net of current portion	32,104	294,279	—	2,322	—	328,705
Derivative liabilities	9,317	—	—	—	—	9,317
Deferred Income tax and other non-current liabilities	(6,722)	—	10,932	2,276	—	6,486

Total liabilities	145,334	295,010	26,411	92,629	—	559,384
Mezzanine equity	66,976	—	—	—	—	66,976
Stockholders' equity	153,261	173,805	244,263	(2,162)	(423,837)	145,330

Total liabilities, mezzanine and stockholders' equity	$365,571	$468,815	$270,674	$90,467	$(423,837)	$771,690

GEOKINETICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13: Condensed Consolidating Financial Information (Continued)

	BALANCE SHEET June 30, 2010 (unaudited)
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$14,641	$17	$76,709	$143,817	$(1,194)	$233,990
Property and equipment, net	15,867	—	175,622	91,368	—	282,857
Investment in subsidiaries	174,544	377,345	42,282	370	(594,541)	—
Intercompany accounts	(1,165)	90,304	(3,518)	(91,887)	6,266	—
Other non-current assets	(229)	13,044	191,457	35,865	(45,083)	195,054

Total assets	$203,658	$480,710	$482,552	$179,533	$(634,552)	$711,901

Liabilities, Mezzanine and Stockholders' Equity
Current liabilities	$43,690	$1,672	$56,053	$77,355	$138	$178,908
Long-term debt and capital lease obligations, net of current portion	32,220	303,899	—	1,557	—	337,676
Derivative liabilities	4,861	—	—		—	4,861
Deferred Income tax and other non-current liabilities	(8,498)	—	27,532	3,468	—	22,502

Total liabilities	72,273	305,571	83,585	82,380	138	543,947
Mezzanine equity	70,815	—	—	—	—	70,815
Stockholders' equity	60,570	175,139	398,967	97,153	(634,690)	97,139

Total liabilities, mezzanine and stockholders' equity	203,658	$480,710	$482,552	$179,533	$(634,552)	$711,901

GEOKINETICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13: Condensed Consolidating Financial Information (Continued)

	STATEMENT OF OPERATIONS For the Three Months Ended June 30, 2009 (unaudited)
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	—	28,279	125.736	(9,175)	144,840
Equity in earnings of subsidiaries	15,477	—	19,721	—	(35,198)	—
Expenses:
Seismic acquisition and data processing	2,541	—	15,854	93,263	(9,175)	102,483
Depreciation and amortization	446	—	10,722	1,699	—	12,867
General and administrative	7,596	—	1,429	3,579	—	12,604
Other, net	(1)	—	101	443	—	543

Total expenses	10,582	—	28,106	98,984	(9,175)	128,497

Income (loss) from operations	4,895	—	19,894	26,752	(35,198)	16,343

Interest income (expense), net	(1,483)	—	(88)	(46)	—	(1,617)
Other income (expenses), net	(4,188)	—	(3,734)	4,013	—	(3,909)

Income (loss) before income taxes	(776)	—	16,072	30,719	(35,198)	10,817
Provision for income taxes	—	—	(406)	11,999	—	11,593

Net income (loss)	$(776)	—	16,478	18,720	(35,198)	(776)

	STATEMENT OF OPERATIONS For the Three Months Ended June 30, 2010 (unaudited)
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$50,559	78,218	(9,229)	119,548
Equity in earnings of subsidiaries	(20,279)	—	(8,611)	—	28,890	—
Expenses:
Seismic acquisition and data processing	6,714	—	30,650	74,232	(9,229)	102,367
Depreciation and amortization	853	—	21,950	1,811	—	24,614
General and administrative	13,217	—	302	7,429	—	20,948
Other, net	—	—	—	—	—	—

Total expenses	20,784	—	52,902	83,472	(9,229)	147,929

Income (loss) from operations	(41,063)	—	(10,954)	(5,254)	28,890	(28,381)

Interest income (expense), net	(8,233)	—	(276)	(505)	—	(9,014)
Other income (expenses), net	9,908	(8,547)	22	92	—	1,475

Income (loss) before income taxes	(39,388)	(8,547)	(11,208)	(5,667)	28,890	(35,920)
Provision (benefit) for income taxes	(1,599)	—	289	3,179	—	1,869

Net income (loss)	$(37,789)	$(8,547)	$(11,497)	(8,846)	28,890	(37,789)

GEOKINETICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13: Condensed Consolidating Financial Information (Continued)

	STATEMENT OF OPERATIONS For the Six Months Ended June 30, 2009 (Unaudited)
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	—	62,892	247,217	(18,350)	291,759
Equity in earnings of subsidiaries	33,051	—	34,077	—	(67,128)	—
Expenses:
Seismic acquisition and data processing	4,804	—	37,960	186,303	(18,350)	210,717
Depreciation and amortization	1,033	—	20,606	3,724	—	25,363
General and administrative	14,846	—	4,152	6,909	—	25,907
Other, net	(1)	—	91	646	—	736

Total expenses	20,682	—	62,809	197,582	(18,350)	262,723

Income (loss) from operations	12,369	—	34,160	49,635	(67,128)	29,036

Interest income (expense), net	(2,930)	—	(150)	(14)	—	(3,094)
Other income (expenses), net	(4,699)	—	(1,522)	1,818	—	(4,403)

Income (loss) before income taxes	4,740	—	32,488	51,439	(67,128)	21,539
Provision for income taxes	—	—	—	16,799	—	16,799

Net income (loss)	$4,740	—	32,488	34,640	(67,128)	4,740

	STATEMENT OF OPERATIONS For the Six Months Ended June 30, 2010 (Unaudited)
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$97,445	150,826	(22,975)	225,296
Equity in earnings of subsidiaries	(39,295)	—	(24,066)	—	63,361	—
Expenses:
Seismic acquisition and data processing	5,223	—	53,810	150,193	(22,975)	186,251
Depreciation and amortization	2,131	—	39,028	3,043	—	44,202
General and administrative	21,701	1,565	3,033	14,742	—	41,041
Other, net

Total expenses	29,055	1,565	95,871	167,978	(22,975)	271,494

Income (loss) from operations	(68,350)	(1,565)	(22,492)	(17,152)	63,361	(46,198)

Interest income (expense), net	(18,070)	(66)	(351)	(532)	—	(19,019)
Other income (expenses), net	17,576	(16,780)	586	(399)	—	983

Income (loss) before income taxes	(68,844)	(18,411)	(22,257)	(18,083)	63,361	(64,234)
Provision (benefit) for income taxes	(2,296)	14	362	4,234	—	2,314

Net income (loss)	$(66,548)	$(18,425)	$(22,619)	(22,317)	63,361	(66,548)

GEOKINETICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13: Condensed Consolidating Financial Information (Continued)

	STATEMENT OF CASH FLOWS For the Six Months Ended June 30, 2009 (Unaudited)
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$12,999	$—	$40,662	$(7,979)	$—	$45,682
Net cash provided (used in) investing activities	(6,787)	—	(15,163)	(280)	—	(22,230)
Net cash provided (used in) financing activities	(463)	—	(22,870)	7,250	—	(16,083)

Net increase (decrease) in cash	$5,749	$—	$2,629	$(1,009)	$—	$7,369

	STATEMENT CASH FLOWS For the Six Months Ended June 30, 2010 (Unaudited)
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(17,938)	$—	$(3,300)	$34,568	$(874)	$12,456
Net cash provided (used in) investing activities	95	122,971	(44,058)	—	—	79,008
Net cash provided (used in) financing activities	(60,404)	—	(422)	—	—	(60,826)

Net increase (decrease) in cash	$(78,247)	$122,971	$(47,780)	$34,568	$(874)	$30,638

NOTE 14: Subsequent Events

        None.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our Annual Report on Form 10-K/A for the year ended December 31, 2009 (2009 Form 10-K).

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

Overview

        We are a full-service, global provider of seismic data acquisition, multi-client data library and seismic data processing and interpretation services to the oil and natural gas industry. As an acknowledged industry leader in land, marsh, swamp, transition zone and shallow water (up to 500 feet water depths) ocean bottom cable or "OBC" environments, we have the capacity to operate up to 38 seismic crews with approximately 201,000 recording channels worldwide and the ability to process seismic data collected throughout the world. Crew count, configuration and location can change depending upon industry demand and requirements.

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

        The seismic services industry is dependent upon the spending levels of oil and natural gas companies for exploration, development, exploitation and production of oil and natural gas. These spending levels have traditionally been heavily influenced by the prices of oil and natural gas. Since the third quarter of 2008, oil and natural gas prices have shown significant volatility, and E&P spending has been reduced significantly. To the extent that exploration spending does not increase, our cash flows from operations could be directly affected. While there are signs of recovery, if the global recession continues for a long period of time, commodity prices may be depressed for an extended period of time, which could alter acquisition and exploration plans, and adversely affect our growth strategy.

        Developments related to our business during 2010 include the following:

  •
  On January 14, 2010, we issued 207,200 shares as part of the overallotment option to the underwriters of the December 18, 2009 stock issuance for $1.8 million.

  •
  On February 12, 2010, we consummated the acquisition of PGS Onshore, refinanced our senior secured revolving credit facility and paid off substantially all our existing capital lease obligations.

  •
  Through the PGS Onshore acquisition we increased our multi-client data library to nearly 6,000 square miles.

  •
  We have seen our backlog increase from $378 million at December 31, 2009 (pro-forma combined with PGS Onshore) to $519 milion at June 30, 2010. New projects will take place in South America, Central and West Africa, Australia and the United States.

  •
  We launched our new Geotiger Series II highly transportable 4 component (4C) OBC crew to the Canadian Arctic and commenced operations in the second quarter.

  •
  We have seen an increase in bid activity which we expect to have positive results in the 3rd and 4th quarter of 2010 and 2011.

  •
  On June 30, 2010, we amended our revolving credit facility with Royal Bank of Canada to, among other things, provide greater flexibility in meeting financial covenants. This amendment provides greater flexibility on our maximum total leverage ratio, fixed charge ratio and minimum interest coverage ratio for the quarters ending June 30, 2010 and September 30, 2010.

Backlog

        Even though the oil and gas business has continued to experience a period of reduced spending on exploration and development in certain markets, our backlog has increased since the first quarter of 2010. At June 30, 2010, our estimated total backlog of commitments for services was approximately $519 million compared to $428 million at March 31, 2010 and $318 million at June 30, 2009. Backlog at June 30, 2010 included $412 million or 79% from international projects, and $107 million or 21% from North American (excluding Mexico) projects. It is anticipated that at least half of the backlog at June 30, 2010, will be completed in 2010 with the remaining amount to be completed in 2011 and 2012. Contracts for services are occasionally varied or modified by mutual consent and in many instances may be cancelled by the customer on short notice without penalty. As a result, our backlog as of any particular date may not be indicative of our actual operating results for any succeeding fiscal period.

Acquisition

        On December 3, 2009, we entered into a purchase agreement with PGS and its subsidiaries in which we agreed to purchase PGS Onshore for $210.0 million, consisting of $183.9 million of cash and 2,153,616 shares of our common stock, subject to adjustment, primarily for changes in working capital. In addition, we agreed to assume approximately $20.7 million of current liabilities associated with the ordinary course operations of PGS Onshore as specified in the purchase agreement. Under the terms of the purchase agreement, we agreed to purchase seven corporations or other entities owned by PGS or its subsidiaries, and to acquire assets and assume liabilities from four other subsidiaries of PGS. The entities and assets acquired represent substantially all of PGS Onshore. We closed the acquisition on February 12, 2010.

        To fund the cash portion of the purchase price, Geokinetics Holdings USA, Inc, a wholly-owned subsidiary of Geokinetics ("Geokinetics Holdings") issued $300 million aggregate principal amount of its 9.75% senior secured notes due 2014 in a private offering. The proceeds of this sale were held in escrow until the closing of the PGS Onshore acquisition. We refinanced our existing senior credit facility and repaid existing borrowings thereunder and repaid significantly all of our capital lease and other obligations. See discussion under "Liquidity and Capital Resources" below.

Change in Executive Officer

        On May 24, 2010, Scott A. McCurdy, our Senior Vice President and Chief Financial Officer resigned from his position effective July 15, 2010. On July 16, 2010, Geokinetics and Mr. McCurdy entered into an Amended and Restated Confidential Release and Separation Agreement, which extended his departure until at least August 18, 2010 to assist through the second quarter reporting period and to enable an orderly transition.

Results of Operations

        The following discussion compares our consolidated financial results of operations for the three and six months ended June 30, 2010 to the three and six months ended June 30, 2009. As of June 30, 2010, our core operating business segments were seismic data acquisition and seismic data processing and interpretation. Our corporate activities include our corporate general and administrative functions.

  Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

        Operating Revenues.    Consolidated revenues decreased 17.5% to $119.5 million during the three months ended June 30, 2010 from $144.8 million during the three months ended June 30, 2009. The decrease in revenues was primarily attributable to low crew utilization and weak pricing internationally as well as less transition zone and shallow water work during the quarter. Conversely, revenues in North America rose primarily due to the Multi-Client data library business and the impact of the PGS Onshore acquisition (discussed by segment below).

        For the three months ended June 30, 2010, seismic acquisition revenue totaled $117.2 million as compared to $142.4 million for the same period of 2009, a decrease of $25.2 million or 18%. This decrease in seismic acquisition revenue consists of a decrease of $47.4 million in our International operations, offset by an increase in our North America operations of $22.2 million. During 2009, we expanded into new markets and had higher activity in shallow water marine and Transition Zone work. During the three months ended June 30, 2010, we have continued to experience a trend towards land acquisition services. However, we expect to see more projects for our OBC and Transition Zone crews in future quarters.

        Seismic acquisition related revenues from North America for the three months ended June 30, 2010 were $40.3 million or 34% of total seismic data acquisition revenue compared to $18.1 million or 13% of total seismic data acquisition revenue for the same period in 2009. The increase in our revenues was primarily as a result of our entrance into the multi-client data library business, increased front-end services for upcoming projects and the PGS Onshore acquisition. We have increased our crew counts in the United States from an average of four during the quarter ended June 30, 2009 to an average of six during the quarter ended June 30, 2010. Revenues also include multi-client data library licensing revenues of $12.6 million and $0.0 million for the three months ended June 30, 2010 and 2009, respectively.

        Seismic acquisition revenues from international operations for the three months ended June 30, 2010 were $76.9 million or 66% of total seismic data acquisition revenue compared to $124.3 million or 87% of total seismic data acquisition related revenue for the same period in 2009. The decrease is attributable to the completion of higher priced long-term contracts and lower production levels on some of our crews as well as a decline in shallow water activity. We also experienced reduction in activity in many of our core markets due to reduced demand and contract award delays. International seismic data acquisition revenues for the three months ended June 30, 2010, include $23.5 million generated in Mexico and Libya directly attributable to the Acquisition.

        Data processing revenue declined slightly to $2.4 million for the three months ended June 30, 2010 as compared to $2.5 million for the same period of 2009. The Company primarily operates processing centers in Houston and London. The decline is coming primarily from North America, resulting from slower market conditions in the United States and Canada.

        Operating Expenses.    Consolidated direct operating costs decreased slightly to $102.4 million in the three months ended June 30, 2010 from $102.5 million for the same period of 2009 mainly due to decrease in activity, but offset somewhat by higher idle costs as the Company prepares for new work, both in the U.S. and internationally (see discussion by segment below).

        Total seismic acquisition operating expenses decreased slightly to $100.0 million for the three months ended June 30, 2010 from $100.2 million for the same period of 2009. Seismic acquisition operating expenses as a percentage of revenue were 85% for the three months ended June 30, 2010 as compared to 70% for the same period in the prior year. This increase in operating expenses as a percentage of revenue is a result of more focus on land projects versus more shallow water projects in 2009.

        Seismic acquisition operating expenses from North America for the three months ended June 30, 2010 were $30.1 million, or 75% of total North America seismic data acquisition revenue, compared to $14.7 million, or 81% of total North America seismic data acquisition revenue for the same period in 2009. The costs as a percentage of revenue have decreased due to a higher contribution from multi-client data library sales.

        Seismic acquisition operating expenses from international operations for the three months ended June 30, 2010 were $69.9 million, or 91% of total international seismic data acquisition revenue, compared to $85.5 million, or 69% of total international seismic data acquisition revenue for the same period in 2009. International operating expenses are lower as a result of less activity; however the percentage as compared to revenue is higher due to certain fixed costs for idle crews and vessels.

        Data processing operating expenses of $2.4 million for the three months ended June 30, 2010, increased slightly from $2.2 million for the same period of 2009 as a result of new services and additional personnel.

        Depreciation and amortization.    Depreciation and amortization expense for the three months ended June 30, 2010 totaled $24.6 million as compared to $12.9 million for the same period of 2009, an increase of $11.7 million or 91%. This is primarily attributable to an increase in fixed assets of $104.1 million from the Acquisition and our entrance into the multi-client data library business in late 2009. Amortization of multi-client data for the three months ended June 30, 2010 was $6.1 million, compared to $0.0 million for the same period in 2009.

        General and Administrative expenses.    General and administrative expenses for the three months ended June 30, 2010 were $20.9 million, or 17% of revenues, as compared to $12.6 million, or 9% of revenues, for the same period of 2009. General and administrative expenses have increased primarily as a result of integration costs, a transition services agreement with PGS and cost over-runs on training and implementation costs for our new enterprise-wide system to improve the timing and quality of bidding, cost tracking, project management, and financial and operational reporting. Total integration costs of $3.5 million were included in the 2010 quarter. These costs have been virtually eliminated going forward.

        Interest Expense.    Interest expense for the three months ended June 30, 2010 increased by $8.1 million to $9.8 million as compared to $1.7 million for the same period of 2009. This increase is primarily due to the issuance in December of 2009 of the $300 million Senior Secured Notes due 2014, and the conversion of the Preferred Series B-2 shares to mandatorily redeemable preferred stock (Preferred Series C stock) for which dividends are reflected as interest expense in accordance with ASC Topic 480, "Distinguishing liabilities from equity."

        Change in Derivative Liabilities.    The $3.7 million non-cash gain for the three months ended June 30, 2010 compared to a non-cash loss of $4.2 million for the three months ended June 30, 2009 is related to recording the change in fair value of the derivatives liabilities. The derivatives were revalued using available market information and commonly accepted valuation methodologies. The valuation of the derivative liabilities is significantly influenced by our stock price which was $13.65 and $3.83 per share at June 30, 2009 and 2010, respectively, compared to $3.27 and $7.21 per share at March 31, 2009 and 2010.

        Income Tax.    Provision for income taxes was $1.9 million for the three months ended June 30, 2010 compared to $11.6 million for the same period in 2009. The decrease is due to lower taxable income in 2010 compared to 2009. While the Company had pretax losses during the three months ended June 30, 2010 the income tax provision for this period relates primarily to taxes due in countries with deemed profit tax regimes, withholding taxes and the release of valuation allowance in certain foreign jurisdictions with current year operating profits based on the Company's reevaluation of the realizability of these future tax benefits.

        EBITDA and Net Loss.    EBITDA was ($3.8) million for the three months ended June 30, 2010, compared to $29.8 million for the same period of 2009. We had a loss applicable to common stockholders of $39.6 million, or $2.24 per share, for the three months ended June 30, 2010, as compared to a loss applicable to common stockholders of $3.2 million, or $0.30 per share, for the same period of 2009. The decrease in our income applicable to common stockholders of $39.6 million is primarily due to a decrease in operating income and increase in interest expense, offset by a decrease in income taxes.

        We define EBITDA as net income (loss) (the most directly generally accepted accounting principle or "GAAP" financial measure) before Interest, Taxes, Other Income (Expense) (including derivative liabilities' fair value gains/losses, foreign exchange gains/losses, gains/losses on sale of equipment and insurance proceeds, warrant expense and other income/expense), and Depreciation and Amortization. "EBITDA," as used and defined by us, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with GAAP. EBITDA should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP. However, we believe EBITDA is useful to an investor in evaluating our operating performance because this measure: (1) is widely used by investors in the energy industry to measure a company's operating performance without regard to items excluded from the calculation of such term, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired, among other factors; (2) helps investors to more meaningfully evaluate and compare the results of our operations from period to period by removing the effect of our capital structure and asset base from its operating structure; and (3) is used by our management for various purposes, including as a measure of operating performance, in presentations to our board of directors, as a basis for strategic planning and forecasting, and as a component for setting incentive compensation. There are significant limitations to using EBITDA as a measure of performance, including the inability to analyze the effect of certain recurring and non-recurring items that materially affect our net income or loss, and the lack of comparability of results of operations of different companies.

        See below for reconciliation from net loss applicable to common stockholders to EBITDA (in thousands):

	For the Three Months Ended June 30
	2009	2010
Net Income (Loss) Applicable to Common Stockholders	$(3,195)	$(39,605)
Preferred Stock Dividends	2,419	1,816

Net Income (Loss)	(776)	(37,789)
Income Tax Expense	11,593	1,869
Interest Expense, net	1,617	9,014
Other Expense (Income) (as defined above)	4,452	(1,475)
Depreciation and Amortization	12,867	24,614

EBITDA	$29,753	$(3,767)

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

        Operating Revenues.    Consolidated revenues decreased 23% to $225.3 million during the six months ended June 30, 2010 from $291.8 million during the six months ended June 30, 2009. The decrease in revenues was primarily attributable to low crew utilization and weak pricing internationally as well as less transition zone and shallow water work during 2010. Conversely, revenues in North America rose primarily due to the Multi-Client data library business and the impact of the PGS Onshore acquisition (discussed by segment below).

        For the six months ended June 30, 2010, seismic acquisition revenue totaled $220.5 million as compared to $286.5 million for the same period of 2009, a decrease of 23%. This decrease in seismic acquisition revenue is primarily a result of decreased revenue in some of our international locations, partially offset by increase in revenue in North America.

        Seismic acquisition revenues from North America for the six months ended June 30, 2010 were $78.4 million or 36% of total seismic data acquisition revenue compared to $54.0 million or 19% of total seismic data acquisition revenue for the same period in 2009. The increase in our revenues is primarily a result of our entrance into the multi-client data library business, increased front-end services for upcoming projects, and the PGS Onshore acquisition. Revenues also include multi-client data library licensing revenues of $18.8 million and $0.0 million for the six months ended June 30, 2010 and 2009, respectively.

        Seismic acquisition revenues from international operations for the six months ended June 30, 2010 were $142.1 million or 64% of total seismic data acquisition revenue compared to $232.5 million or 81% of total seismic data acquisition revenue for the same period in 2009. The large decrease is attributable to the completion of higher priced long-term contracts and lower production levels on some of our crews as well as a decline in shallow water activity. We also experienced reduction in activity in many of our core markets due to reduced demand and contract award delays.

        Data processing revenue totaled $4.8 million for the six months ended June 30, 2010 as compared to $5.3 million for the same period of 2009, which represents a decrease of 9% resulting from slower market conditions in the United States and Canada.

        Operating Expenses.    Consolidated direct operating costs decreased to $186.3 million in the six months ended June 30, 2010 from $210.7 million in the second quarter of 2009, primarily reflecting lower consolidated revenues (see discussion by segment below).

        Total seismic acquisition operating expenses were $181.4 million for the six months ended June 30, 2010 as compared to $206.3 million for the same period of 2009, a decrease of 12%. Seismic acquisition operating expenses as a percentage of revenue were 82% for the six months ended June 30, 2010 as compared to 72% for the same period in the prior year. The costs as a percentage of revenue have increased due to more focus on land projects versus more shallow water projects in 2009.

        Seismic acquisition operating expenses from North America for the six months ended June 30, 2010 were $56.7 million, or 72% of total North America seismic data acquisition revenue, compared to $43.1 million, or 80% of total North America seismic data acquisition revenue for the same period in 2009. The costs as a percentage of revenue have decreased due to a higher contribution from multi-client data library sales.

        Seismic acquisition operating expenses from international operations for the six months ended June 30, 2010 were $124.7 million, or 88% of revenue, compared to $163.2 million, or 70% of revenues for the same period in 2009. While our expenses are lower as a result of a decrease in activity, our expenses for this segment as a percentage of revenue have increased due to a decrease in volume while some of our fixed costs, including vessel rentals, remained the same.

        Data processing operating expenses of $4.9 million for the six months ended June 30, 2010, increased slightly from $4.4 million for the same period of 2009 as a result of new services and additional personnel.

        Depreciation and amortization.    Depreciation and amortization expense for the six months ended June 30, 2010 totaled $44.2 million as compared to $25.4 million for the same period of 2009, an increase of $18.8 million or 74%. This is primarily attributable to the increase in fixed assets of $104.1 million from the Acquisition and our entrance into the multi-client data library business. Amortization of multi-client data for the six months ended June 30, 2010 was $10.4 million, compared to $0.0 million for the same period in 2009. This amount includes $4.4 million in amortization of multi-client data libraries acquired from PGS.

        General and Administrative expenses.    General and administrative expenses for the six months ended June 30, 2010 were $41.0 million, or 18% of revenue, as compared to $25.9 million, or 9% of revenue, for the same period of 2009. General and administrative expenses have increased primarily as a result of integration costs, a transition services agreement with PGS, cost over-runs on training, and implementation costs for our new enterprise-wide system to improve the timing and quality of bidding, cost tracking, project management, and financial and operational reporting. Acquisition and integration costs totalling $6.8 million were included in the 2010 period. These costs have been virtually eliminated going forward.

        Interest Expense.    Interest expense for the six months ended June 30, 2010 increased by $16.7 million to $20.0 million as compared to $3.3 million for the same period of 2009. This increase is primarily due to the issuance of the $300 million Senior Secured Notes due 2014, and the conversion of the Preferred Series B-2 shares to mandatorily redeemable preferred stock (Preferred Series C stock) for which dividends are reflected as interest expense in accordance with ASC Topic 480, "Distinguishing liabilities from equity."

        Change in Derivative Liabilities.    The $4.8 million non-cash gain for the six months ended June 30, 2010 compared to a non-cash loss of $4.6 million is related to recording the change in fair value of the derivatives liabilities. The derivatives were revalued using available market information and commonly accepted valuation methodologies. The valuation of the derivative liabilities is significantly influenced by our stock price which was $13.65 and $3.83 at June 30, 2009 and 2010 compared to $2.47 and $9.62 at December 31, 2008 and 2009.

        Income Tax.    Provision for income taxes was $2.3 million for the six months ended June 30, 2010 compared to $16.8 million for the same period in 2009. The decrease is due to lower taxable income in 2010 compared to 2009. While the Company had pretax losses during the six months ended June 30, 2010 the income tax provision for this period relates primarily to taxes due in countries with deemed profit tax regimes, withholding taxes and the release of valuation allowance in certain foreign jurisdictions with current year operating profits based on the Company's reevaluation of the realizability of these future tax benefits.

        EBITDA and Net Loss.    EBITDA was ($2.0) million for the six months ended June 30, 2010, compared to $55.1 million for the same period of 2009. We had a loss applicable to common stockholders of $70.8 million, or $4.12 per share, for the six months ended June 30, 2010, as compared to a loss applicable to common stockholders of $0.06 million, or $0.01 per share, for the same period of 2009. The decrease in our income applicable to common stockholders of $70.8 million is primarily due to a decrease in operating income and increase in interest expense, offset by a decrease in income taxes.

        See below for reconciliation from net loss applicable to common stockholders to EBITDA (in thousands):

	Six Months Ended June 30,
	2009	2010
Net Income (Loss) Applicable to Common Stockholders	$(58)	$(70,756)
Preferred Stock Dividends	4,798	4,208

Net Income (Loss)	4,740	(66,548)
Income Tax Expense	16,799	2,314
Interest Expense, net	3,094	19,019
Other Expense (Income) (as defined above)	5,139	(983)
Depreciation and Amortization	25,363	44,202

EBITDA	$55,135	$(1,996)

Liquidity and Capital Resources

        Our primary sources of cash flow are generated from our operations, debt and equity offerings, our revolving credit facility, and trade credit. Our primary uses of cash are operating expenses and expenditures associated with upgrading and expanding our capital asset base. As of June 30, 2010, we had available liquidity as follows:

Available cash:	$40.8 million
Undrawn borrowing capacity under the RBC Facility (as defined below):	$31.0 million

Net available liquidity at June 30, 2010:	$71.8 million

        We maintain various foreign bank overdraft facilities used to fund short-term working capital needs. At June 30, 2010, there were no amounts outstanding under these facilities and we had approximately $6.8 million of availability. However, due to the limitations on the ability to remit funds to the United States, this amount has not been included in the available liquidity table above although it is available for use in other countries.

        The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2009 and 2010 (in thousands):

	Six Months Ended June 30,
	2009	2010
Cash provided by (used in):
Operating activities	$45,682	$12,456
Investing activities	(22,230)	79,008
Financing activities	(16,083)	(60,826)

        Net cash provided by operating activities was $12.5 million for the six months ended June 30, 2010 compared to $45.7 million for the six months ended June 30, 2009. The decrease in operational cash flow is mainly driven by operating loss during the period, offset by non cash charges and receivable collections of $54.6 million.

        Net cash provided by investing activities was $79.0 million for the six months ended June 30, 2010 compared to net cash used in investing activities of $22.2 million for the six months ended June 30, 2009. The 2010 amounts primarily result from changes in restricted cash for $303.8 million, offset by cash used for the Acquisition of $180.8 million and capital expenditures of $24.9 million.

        Net cash used in financing activities was $60.8 million for the six months ended June 30, 2010 as compared to net cash used by financing activities of $16.1 million for the six months ended June 30, 2009. The cash used in financing activities during the 2010 period represents primarily amounts used for repayment of substantially all of our pre-acquisition debt, except for our Senior Secured Notes, on the date of the Acquisition. Net cash used during this period was partially offset by net borrowings under the RBC Facility of $9.0 million.

  Revolving Credit Facility

        On February 12, 2010, Geokinetics Holdings completed the closing of a revolving credit facility and letters of credit for the account of Geokinetics Holdings under the terms of a Credit Agreement with (the "RBC Facility" or the "revolving credit facility"), which matures on February 12, 2013. Effective June 30, 2010, the Company amended the RBC Facility to, among other things, provide greater flexibility in meeting financial covenants for the quarters ending June 30, 2010 and September 30, 2010. In addition, the permitted outstanding borrowing under the revolver was reduced from $50 million to $40 million. Borrowings outstanding under the revolving credit facility bear interest at a floating rate based on the greater of: (i) 3% per year, (ii) Prime Rate, (iii) 0.5% above the Federal Funds Rate, or iv) 1% above one month LIBOR; plus an applicable margin from 4.5% to 6.5% depending on the Company's total leverage ratio. The rate was 7.5% at June 30, 2010. Financial covenants include a maximum total leverage ratio of 8.6 and an interest coverage ratio of 1.0 at June 30, 2010 and 6.3 and 2.25 respectively at September 30, 2010. In addition, at September 30, 2010, a fixed charge coverage ratio may not be less than 1.0. The RBC Facility also contains restrictions on liens, investments, indebtedness, mergers and acquisitions, dispositions, certain payments, and other specific transactions. As of June 30, 2010, the Company was in compliance with these covenants. The outstanding balance of this revolving credit facility was $9.0 million as of June 30, 2010 and $21.0 million as of August 6, 2010.

        Borrowings under the RBC Facility are guaranteed by Geokinetics and each of its existing and each subsequently acquired or organized wholly-owned U.S. direct or indirect subsidiary of Geokinetics. Each of the entities guaranteeing the revolving credit facility will secure the guarantees on a first priority basis with a lien on substantially all of the assets of such guarantor. Borrowings under the RBC Facility are deemed Priority Bank Debt under the inter-creditor agreement with the holders of the Notes, defined below, and so the Notes will be effectively subordinated to borrowings under the revolving credit facility pursuant to such inter-creditor agreement.

        Based on our current forecast, we believe that it is likely that we will not be able to maintain the covenants required at the September 30, 2010 measurement date, and possibly beyond. We expect to need to use the RBC Facility to fund capital expenditures and crew mobilizations. If we are unable to remedy this situation, we may be forced to delay capital expenditures and/or decline opportunities for new work that requires significant working capital. As such, we are currently in discussions to amend the facility or receive a waiver to address this situation. There can be no assurance that we will be successful in doing so on commercially reasonable terms, if at all.

  Senior Secured Notes Due 2014

        On December 23, 2009, Geokinetics Holdings issued $300 million of 9.75% Senior Secured Notes due 2014 (the "Notes") in a private placement to institutional buyers at an issue price of 98.093% of the principal amount. The net proceeds the Company received in connection with the issuance of the Notes have been recorded in long-term debt ($294.3 million) in the consolidated financial statements. The discount is being accreted as an increase to interest expense over the term of the Notes. At June 30, 2010, the effective interest rate on the Notes was 10.2%, which includes the effect of the discount accretion.

        The Notes bear interest at the rate of 9.75% per year, payable semi-annually in arrears on June 15 and December 15 of each year. The Notes are fully and unconditionally guaranteed, by the Company, and by each of the Company's current and future domestic subsidiaries (other than Geokinetics Holdings, which is the issuer of the Notes).

        Until the second anniversary following their issuance, the Company may redeem up to 10% of the original principal amount of the Notes during each 12-month period at 103% of the principal amount plus accrued interest. Thereafter, the Company may redeem all or part of the Notes at a prepayment premium which will decline over time. The Company will be required to make an offer to repurchase the Notes at 101% of the principal amount plus accrued interest if the Company experiences a change of control. The indenture for the Notes contains customary covenants for non-investment grade indebtedness, including restrictions on the Company's ability to incur indebtedness, to declare or pay dividends and repurchase its capital stock, to invest the proceeds of asset sales, and to engage in transactions with affiliates. We are also required under the Notes to file a shelf registration statement with the Securities and Exchange Commission ("SEC") and make best efforts to cause the shelf registration statement be declared effective by the SEC on or prior to 270 days after the original issue. If we fail to file the registration statements required by the Notes on or before the date specified for such filing, we will owe additional interest of 0.25% per annum on the principal amount of the Notes for the first 90-day period immediately following the occurrence of the default.

  Capital Lease Obligations

        We have four equipment lease agreements with Bradesco Leasing in Brazil with terms of 36 months at a rate of 10.1% per year. The original amount of the leases was approximately $3.0 million and the balance at June 30, 2010 was approximately $1.6 million.

  Other

        We maintain a foreign bank line of credit and overdraft facilities used to fund short-term working capital needs. At June 30, 2010, the balance of the foreign line of credit facilities was $1.5 million. There were no outstanding balances under the overdraft facilities at June 30, 2010, and we had approximately $6.8 million of availability.

Off-Balance Sheet Arrangements

        We had no off-balance sheet arrangements during the first six months of 2010 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Please refer to Item 7A of our Annual Report on Form 10-K/A for the year ended December 31, 2009, for a discussion regarding the Company's quantitative and qualitative disclosures about market risk. There have been no material changes to those disclosures for the three and six months ended June 30, 2010.

Item 4.    Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have performed an evaluation of the design, operation and effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2010. Based on that evaluation, our principal executive officer and principal financial officer concluded that such disclosure controls and procedures were not effective. See "Material Weaknesses" below.

  Changes in Internal Control

        Other than the remediation measure described below under "Remediation" there have not been any changes in our internal control over financial reporting (as defined in the Exchange Act Rule 13a-15(f) of the Securities Exchange Act) during the three months ending June 30, 2010, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

  Material Weaknesses

        In connection with the preparation of our consolidated financial statements for the year ended December 31, 2009 and the six months ended June 30, 2010, we identified control deficiencies that constitute material weaknesses in the design and operation of our internal control over financial reporting. The following material weaknesses were present at December 31, 2009 and at June 30, 2010.

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

  •
  Accounting for Derivative Financial Instruments:  We identified a material weakness related to accounting for derivatives. The Company's procedures to assess and identify the impact of Recently Issued Accounting Pronouncements were not sufficient, as evidenced by our failure to identify the impact of ASC 815-40-15 "Derivatives and Hedging-Contracts in Entity's Own Equity-Scope and Scope Exceptions," which became effective January 1, 2009 and require us to account for derivative liabilities related to the conversion feature of our preferred stock and warrants at fair value and to mark to market each instrument at the end of each reporting period.

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

  Remediation

        We have implemented a remediation program, including the establishment of additional controls that are intended to strengthen our internal controls over financial reporting generally and to specifically address the material weaknesses discussed above. This remediation program includes the following:

  •
  Financial Statement Close Process:  We are updating existing and developing new accounting policies and procedures, enhancing our corporate, regional, and local accounting controls, optimizing our period-end close processes and activities, and filling several new positions to bring experience in financial statement preparation, as well as skills related to the review and analysis of complex accounting transactions, including further SEC reporting depth at both the corporate and subsidiary levels. In early 2010, we engaged outside advisors to serve as interim Chief Information Officer, Chief Accounting Officer, and Corporate Controller. As part of the PGS Onshore acquisition, the Company began integrating highly qualified and experienced accounting and finance professionals who will further enhance the financial statement close process.

  •
  Taxes Related to International Operations:  We re-designed our controls around the corporate income tax provision to include enhancing existing controls, adding new controls, and targeting efforts on improving our accounting for intercompany transactions. We also significantly improved our tax experience and knowledge base by hiring a Vice President of Tax and Corporate Tax Manager with over 30 and 27 years of experience, respectively, in international tax matters. In addition, we have added an intercompany accountant and intend to add additional tax resources at our corporate and international locations. These individuals will analyze and monitor the related income and other tax obligations and provide training in all the taxing jurisdictions in which we operate. The addition of staff in these areas will provide for an enhanced level of pre-bid planning, research, analysis and review of complex international tax issues related to our existing and future tax jurisdictions. We have in the past used, and we intend to continue to use, third-party tax service providers for the more complex areas of our income tax, accounting and related issues.

  •
  Accounting for Derivative Financial Instruments:  During July 2010, the Company engaged a Big 4 public accounting firm to advise the Company's management on proper identification, measurement and reporting derivative financial instruments and determination of the related fair values.

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

        We believe that these actions and resulting improvement in controls will strengthen our disclosure controls and procedures, as well as our internal control over financial reporting, and will, over time, address the material weaknesses that we identified as of December 31, 2009 and June 30, 2010.

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

         We may be unable to comply with the maintenance covenants in our senior revolving credit facility on September 30, 2010 or beyond, unless the covenants are modified. If we are unable to comply with the restrictions and covenants in our debt agreements, there could be a default under the terms of such agreements, which could result in an acceleration of repayment.

        Based on our current forecasts, it is likely that we will be unable to comply with the maintenance covenants in our senior revolving credit facility at the September 30, 2010 measurement date or beyond. We are in discussions with the lenders under the credit facility to amend the covenants, but no assurance can be made that we will be successful in such negotiations, or as to the terms or costs of any such amendment or waiver if agreed to. If we are unable to amend the facility or obtain a waiver, we will be required to seek other financing for our working capital needs, and failure to secure such financing could have a material adverse effect on our liquidity and financial position.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    (Removed and Reserved)

Item 5.    Other Information

        None

Item 6.    Exhibits

Exhibit No.	Description
10.1	Geokinetics Inc. 2010 Stock Awards Plan (incorporated by reference to Exhibit A to the Definitive Proxy Statement filed March 29, 2010)
10.2	Confidential Release and Separation Agreement dated May 24, 2010, between Geokinetics Inc and Scott A. McCurdy (incorporated by reference to Exhibit 10.1 to the Form 8-K filed May 26, 2010.
10.3
Amendment No. 1 to the Credit Agreement dated as of June 30, 2010 by and among Geokinetics Holdings and Royal Bank of Canada as administrative and collateral agent to the certain lenders named therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed July 2, 2010).
10.4
Amended and Restated Confidential Release and Separation Agreement, dated July 16, 2010 between Geokinetics Inc. and Scott A. McCurdy (incorporated by reference to Exhibit 10.1 to the Form 8-K filed July 19, 2010).
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