Form 10-Q
period 2010-09-30
GEOKINETICS INC
filed 2010-11-09
CIK 314606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-33460

GEOKINETICS INC.

(Name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-1690082 (I.R.S. Employer Identification No.)

1500 CityWest Blvd., Suite 800
Houston, TX 77042

Telephone number: (713) 850-7600
Website: www.geokinetics.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

At November 5, 2010, there were 17,697,731 shares of common stock, par value $0.01 per share, outstanding.

GEOKINETICS INC.

Geokinetics Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,	September 30,
	2009	2010
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,176	$53,772
Restricted cash	121,837	3,574
Accounts receivable, net of allowance for doubtful accounts of $1,167 at December 31, 2009 and $3,894 at September 30, 2010	143,944	126,216
Deferred costs	14,364	36,527
Prepaid expenses and other current assets	10,488	22,610
Total current assets	300,809	242,699
Property and equipment, net	187,833	278,786
Restricted cash to be used for PGS Onshore acquisition	183,920	—
Goodwill	73,414	126,988
Multi-client data library, net	6,602	47,221
Deferred financing costs, net	10,819	10,874
Other assets, net	8,293	16,614
Total assets	$771,690	$723,182

LIABILITIES, MEZZANINE AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt and capital lease obligations	$68,256	$27,572
Accounts payable	55,390	69,951
Accrued liabilities	61,814	78,077
Deferred revenue	14,081	48,384
Income taxes payable	15,335	7,328
Total current liabilities	214,876	231,312
Long-term debt and capital lease obligations, net of current portion	296,601	296,421
Deferred income tax	6,486	21,394
Other long-term liabilities	—	1,122
Mandatorily redeemable preferred stock	32,104	32,278
Derivative liability	9,317	8,514
Total liabilities	559,384	591,041

Commitments & Contingencies

Mezzanine equity:
Preferred stock, Series B Senior Convertible, $10.00 par value; 2,500,000 shares authorized, 290,197 shares issued and outstanding as of December 31, 2009 and 311,940 shares issued and outstanding as of September 30, 2010	66,976	72,935
Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized, 15,578,528 shares issued and 15,296,839 shares outstanding as of December 31, 2009 and 18,135,084 shares issued and 17,697,731 shares outstanding as of September 30, 2010	156	179
Additional paid-in capital	215,859	232,509
Accumulated deficit	(70,705)	(173,502)
Accumulated other comprehensive income	20	20
Total stockholders’ equity	145,330	59,206
Total liabilities, mezzanine and stockholders’ equity	$771,690	$723,182

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Revenue:
Seismic acquisition	$94,338	$132,111	$380,796	$352,566
Data processing	2,511	1,909	7,812	6,750
Total revenue	96,849	134,020	388,608	359,316
Expenses:
Seismic acquisition	65,203	110,585	271,507	291,965
Data processing	2,010	1,998	6,420	6,869
Depreciation and amortization	16,315	26,360	41,678	70,562
General and administrative	13,205	19,980	39,113	61,022
Total Expenses	96,733	158,923	358,718	430,418
Loss on disposal of property and equipment	(1,406)	(700)	(2,142)	(1,750)
Income (loss) from operations	(1,290)	(25,603)	27,748	(72,852)
Other income (expenses):
Interest income	12	477	198	1,429
Interest expense	(1,244)	(10,037)	(4,526)	(30,007)
Loss on early redemption of debt	—	—	—	(2,517)
Gain (loss) from change in fair value of derivative liabilities	(4,999)	(3,454)	(9,628)	1,370
Foreign exchange gain (loss)	1,169	407	1,299	(412)
Other, net	96	2,272	192	2,817
Total other expenses, net	(4,966)	(10,335)	(12,465)	(27,320)
Income (loss) before income taxes	(6,256)	(35,938)	15,283	(100,172)
Provision for income taxes	1,482	311	18,281	2,625
Net loss	(7,738)	(36,249)	(2,998)	(102,797)
Returns to preferred stockholders:
Dividend and accretion costs	(2,463)	(2,317)	(7,261)	(6,525)
Loss applicable to common stockholders	$(10,201)	(38,566)	$(10,259)	$(109,322)

For Basic and Diluted Shares:
Loss per common share	$(0.95)	$(2.18)	$(0.95)	$(6.31)
Weighted average common shares outstanding	10,776	17,698	10,542	17,337

See accompanying notes to the condensed consolidated financial statements.

Geokinetics Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2010
OPERATING ACTIVITIES
Net loss	$(2,998)	$(102,797)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	41,675	70,562
Loss on prepayment of debt, amortization of deferred financing costs, and accretion of debt discount	349	5,613
Stock-based compensation	1,611	2,059
Loss on sale of assets and insurance claims	2,092	1,750
(Gain) Loss from change in fair value of derivative liabilities	9,628	(1,370)
Changes in operating assets and liabilities:
Restricted cash	7,907	(1,620)
Accounts receivable	(25,878)	81,984
Prepaid expenses and other assets	(2,274)	(4,221)
Accounts payable	(12,879)	(3,163)
Accrued and other liabilities	40,210	(9,807)
Net cash provided by operating activities	59,443	38,990
INVESTING ACTIVITIES
Investment in multi-client data library	(7,490)	(30,637)
Acquisition, net of cash acquired	—	(180,832)
Proceeds from disposal of property and equipment and insurance claims	885	1,210
Purchase of other assets	—	(3,295)
Purchases and acquisition of property and equipment	(26,517)	(40,999)
Change in restricted cash held for purchase of PGS Onshore	—	303,803
Net cash (used in) provided by investing activities	(33,122)	49,250
FINANCING ACTIVITIES
Proceeds from borrowings	118,840	26,000
Stock issuance costs	(145)	(92)
Proceeds from stock issuance	—	1,806
Payments of debt issuance costs	—	(3,047)
Payments on capital lease obligations and vendor financings	(30,251)	(24,447)
Payments on debt	(108,711)	(44,864)
Net cash used in financing activities	(20,267)	(44,644)
Net increase in cash	6,054	43,596
Cash at beginning of period	13,341	10,176
Cash at end of period	$19,395	$53,772

Supplemental disclosures related to cash flows:
Interest paid	$4,671	$15,355
Taxes paid	$5,838	$11,386
Purchase of equipment under capital lease and vendor financing obligations	$4,569	$—
Capitalized depreciation on multi-client data library	$—	709

See accompanying notes to the condensed consolidated financial statements.

Geokinetics Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

and Other Comprehensive Income

(In thousands, except share data)

(Unaudited)

	Common Shares Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2010	15,578,528	$156	$215,859	$(70,705)	$20	$145,330
Stock-based compensation	—	—	2,059	—	—	2,059
Restricted stock issued, net	195,740	—	—	—	—	—
Accretion of preferred issuance costs	—	—	(1,089)	—	—	(1,089)
Accrual of preferred dividends	—	—	(5,436)	—	—	(5,436)
Issuance of common stock to underwriters under overallotment option	207,200	2	1,804	—	—	1,806
Issuance of common stock for PGS Onshore Acquisition	2,153,616	21	19,405	—	—	19,426
Cost of issuance of securities	—	—	(93)	—	—	(93)
Net loss	—	—	—	(102,797)	—	(102,797)
Balance at September 30, 2010	18,135,084	$179	$232,509	$(173,502)	$20	$59,206

See accompanying notes to the condensed consolidated financial statements

GEOKINETICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:              Organization and Recent Developments

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

Recent developments

On June 30 and September 30, 2010, the Company was unable to satisfy certain maintenance covenants in its revolving credit facility (“RBC Credit Facility” or “credit facility”) the terms of which is more fully described in Note 5.  The Company received waivers of the covenants that it was unable to meet at June 30 and September 30, 2010. It expects to require an additional waiver of certain of the original financial covenants at December 31, 2010 and possibly beyond which are based on results from the trailing twelve months.  In connection with these waivers, the revolving facility agreement was amended to reduce the maximum borrowings available from $50 to $40 million. In addition, the Company is required to adhere to monthly consolidated total revenue and monthly consolidated cumulative adjusted EBITDA targets commencing with the month ending September 30, 2010 through the month ending November 30, 2010.  The Company complied with the financial covenant minimums of $50 million of revenue and $7.9 million cumulative monthly EBITDA for the month ending September 30, 2010.

The Company has experienced a recent increase in the number of seismic acquisition contracts awarded, which has resulted in increased crew mobilization costs and associated cash uses.  In order to ensure that the Company will have sufficient liquidity to finance the increased business activity, meet existing debt service requirements and finance its business, Management has initiated the following actions,

•                  They continued to work with the credit facility lenders to receive the required waivers and increase the available borrowings under the facility;

•                  They are exploring the issuance of additional debt or equity securities; and

•                  They are exploring sales of non-core assets.

If unable to consummate one of the foregoing transactions, the Company may not be able to meet its liquidity needs in the short term.  While no assurances can be made, management believes that given the increased business in the last several months, the Company should be able to execute on one of the foregoing alternatives.

NOTE 2:              Basis of Presentation and Significant Accounting Policies

The unaudited condensed consolidated financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to provide a fair presentation of the financial condition and results of operations for the periods presented. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s latest Annual Report on Form 10-K/A for the year ended December 31, 2009. The results of operations for the three and nine months ended September 30, 2010, are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

Effective February 12, 2010, the Company completed the acquisition of the onshore seismic data acquisition and multi-client data library business of Petroleum Geo-Services ASA (“PGS Onshore”). The results of operations and financial condition of the Company as of and for the three and nine months ended September 30, 2010 have been impacted by this acquisition, which may affect the comparability of certain of the financial information contained in this Quarterly Report on Form 10-Q. This acquisition is described in more detail in Note 3.

Certain reclassifications have been made to prior period financial statements to conform to the current presentation.

Multi-client Data Library

The multi-client data library consists of seismic surveys that are licensed to customers on a non-exclusive basis. The Company capitalizes all costs directly associated with acquiring and processing the data, including the depreciation of the assets used in production of the surveys. The capitalized cost of the multi-client data is charged to depreciation and amortization in the period the sales occur based on the greater of the percentage of total estimated costs to the total estimated sales multiplied by actual sales, known as the sales forecast method, or the straight-line amortization method over five years. This minimum straight-line amortization is recorded only if minimum amortization exceeds the cost of services calculated using the sales forecast method. Amortization for the three and nine months ended September 30, 2010 was $7.0 million and $17.4 million, respectively. Amortization for the three and nine months ended September 30, 2009 was $2.4 million and $2.7 million, respectively.

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

Investments

In June 2010, the Company acquired a working interest in a drilling program in Australia in an area where the Company expects to complete a seismic survey in 2010. The carrying cost of this investment is approximately $3.3 million as of September 30, 2010 which is included in other assets. The Company accounts for this investment using the full cost method of accounting.

Deferred Financing Costs

Deferred financing costs include costs related to the issuance of debt which are amortized to interest expense using the straight-line method, which approximates the effective interest method, over the maturity periods of the related debt. During the first nine months of 2010, in connection with the PGS Onshore acquisition, the Company recorded approximately $0.8 million of additional costs related to the registration of its Senior Secured Notes. Also, the Company recorded approximately $2.2 million of additional costs primarily related to its new credit facility with Royal Bank of Canada (“RBC”). Amortization of deferred financing costs for the nine months ended September 30, 2010 was $2.0 million. Write-off of deferred financing costs for the nine months ended September 30, 2010, was $1.0 million.

Derivative Liabilities

As further described in Note 6, Preferred and Common Stock, the Company has convertible preferred stock issued and outstanding and common stock warrants issued in connection with a preferred stock issuance in July 2008. Both the convertible preferred stock conversion feature and warrants contain a price protection provision (or down-round provision) which reduces their price in the event the Company issues additional shares at a more favorable price than the strike price.

The Financial Accounting Standard Board (“FASB”) accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts is included in Accounting Standards Codification (“ASC”) 815-40-15 “Derivatives and Hedging-Contracts in Entity’s Own Equity-Scope and Scope Exceptions,”. This standard provides that an instrument’s strike price or the number of shares used to calculate the settlement amount are not fixed if its terms provide for any potential adjustment, regardless of the probability of such adjustment(s) or whether such adjustments are in the entity’s control. If equity-linked financial instrument (or embedded feature) is indexed to its own stock, based on the instrument’s contingent exercise and settlement provisions, for periods ended after the adoption date of January 1, 2009, the fair value of the conversion feature is bifurcated from the host instrument and recognized as a liability on the Company’s condensed consolidated balance sheet. The warrants are recognized at fair value as a liability on the Company’s condensed consolidated balance sheet. The fair value of the conversion feature, the warrants and other issuance costs of the preferred stock financing transaction, are recognized as a discount to the preferred stock host. The discount will be accreted to the preferred stock host from the Company’s paid in capital, treated as a deemed dividend, over the period from the issuance date through the earliest redemption date of the preferred stock.

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

Level 3—Inputs that are both significant to the fair value measurement and unobservable. Unobservable inputs reflect the Company’s judgment about assumptions market participants would use in pricing the asset or liability estimated impact to quoted market prices.

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of September 30, 2010 or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their fair value due to the short maturity of those instruments. The Company’s liabilities measured at fair value on a recurring basis were determined using the following inputs (in thousands):

	Fair Value Measurements at September 30, 2010
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Conversion feature embedded in Preferred Stock	$7,861	$—	$—	$7,861
Warrants	653	—	—	653
Total derivative liabilities	$8,514	$—	$—	$8,514

Beginning January 1, 2009, the Company records derivative liabilities on its balance sheet as derivative liabilities related to certain warrants and the conversion feature embedded in the preferred stock. As of September 30, 2010, it determined that, using a Monte Carlo Valuation Model, the fair value of the conversion feature embedded in the Series B preferred stock and warrants to be $7.8 million and $0.7 million, respectively.  These derivatives have increased in fair value since June 30, 2010 and the Company recognized a loss on the change in fair value of $3.5 million for the three months ended September 30, 2010. The change in fair value since December 31, 2009 was a gain of $1.4 million for the nine months ended September 30, 2010.

At December 31, 2009, the assumptions used in the model to determine the fair value of the warrants included the warrant exercise price of $9.25 per share. The assumptions used in the model to determine the fair value of the embedded conversion feature included the Series B conversion price of $17.44 per share on December 31, 2009. The Company’s stock price on December 31, 2009 of $9.62, risk-free discount rate of 3.03% (embedded conversion feature) and 1.99% (warrants) and volatility of 106.31% were used in both models to determine the fair value.

At September 30, 2010, the assumptions used in the model to determine the fair value of the warrants included the warrant exercise price of $9.25 per share. The assumptions used in the model to determine the fair value of the embedded conversion feature included the Series B conversion price of $17.44 per share on September 30, 2010. The Company’s stock price on September 30, 2010 of $6.20, risk-free discount rate of 1.34% (embedded conversion feature) and 0.60% (warrants) and volatility of 87.78% were used in both models to determine the fair value.

The accretion of the additional discount to the preferred stock resulting from bifurcating the Series B conversion feature totaled $0.2 million, and $0.7 million for the three and nine months ended September 30, 2010, respectively. The fair value of the Series B conversion feature, related to preferred shares issued, were $0.2 million, and $0.6 million for the three and nine months ended September 30, 2010, respectively.

A reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance December 31, 2009	$9,317
Total unrealized gains
Included in earnings	(1,370)
Included in other comprehensive income	—
Settlements/Issuances	567
Transfers in and/or out of Level 3	—
Balance September 30, 2010	$8,514

The Company is not a party to any hedge arrangements, commodity swap agreement or any other derivative financial instruments. The seismic data acquisition and seismic data processing segments utilize foreign subsidiaries and branches to conduct operations outside of the United States. These operations expose the Company to market risks from changes in foreign exchange rates.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13 on Topic 605, “Revenue Recognition— Multiple Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force.” The ASU provides guidance on accounting for products or services (deliverables) separately rather than as a combined unit utilizing a selling price hierarchy to determine the selling price of a deliverable. The selling price is based on vendor-specific evidence, third-party evidence or estimated selling price. The Company will be required to apply the standard prospectively to any contracts that may contain multiple-element arrangements entered into or materially modified on or after January 1, 2011; however, earlier application is permitted. The Company does not currently expect the adoption of this new accounting update to have a material impact on its condensed consolidated financial statements.

In January 2010, the FASB issued new accounting guidance to require additional fair value related disclosures including transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosure guidance about the level of disaggregation and about inputs and valuation techniques. This new guidance is effective for the first reporting period beginning after December 15, 2009 except for the requirement to separately disclose purchases, sales, issuances and settlements relating to Level 3 measurements, which is effective for the first reporting period beginning after December 15, 2010. The Company’s adoption of this new guidance did not have a material impact on its financial position, results of operations or cash flows. The Company has included additional disclosure related to early adoption of the Level 3 related gross disclosure requirement, which is effective in 2011; disclosures had no impact on the condensed consolidated financial statements.

In February 2010, the FASB amended its guidance on subsequent events to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. The guidance was effective upon issuance. The Company adopted this guidance in the period ended March 31, 2010.

In May 2010, the FASB issued ASU No. 2010-19, which is included ASC under Topic 830, “Foreign Currency”. This update addresses the multiple foreign currency exchange rates and the impact of highly inflationary accounting in Venezuela. Current operations in Venezuela are immaterial; therefore, the adoption of this update did not have an impact on its consolidated financial position, results of operations or cash flows.  The Company will continue to monitor newly identified highly inflationary economies as identified by FASB.

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

The operations of PGS Onshore have been combined with those of the Company since February 12, 2010. The Acquisition was accounted for by the purchase method, with the purchase price being allocated to the fair value of assets purchased and liabilities assumed. The allocation of the purchase price of PGS Onshore was based upon fair value studies and was computed using various estimates and assumptions. These estimates and assumptions are subject to change upon management’s review of the final valuations and the completion of various audits that could impact the beginning balance sheet of PGS Onshore. The preliminary allocations of the purchase price for the Acquisition are as follows (in thousands):

Purchase price:
Cash	$183,411
Issuance of 2,153,616 shares of the Company’s common stock at market value of $9.02 per share	19,426
Total consideration		$202,837
Allocation of purchase price:
Current assets, including cash of $2.6 million	$74,753
Property and equipment	104,138
Multi-client data library	26,700
Other intangible assets	6,200
Other long-term assets	1,429
Goodwill	53,574
Total assets acquired		$266,794
Current liabilities	$47,001
Other long-term liabilities	1,122
Deferred income taxes	15,834
Total liabilities assumed		$(63,957)
Net assets acquired		$202,837

The purchase price is subject to certain additional working capital adjustments. In addition, in connection with the acquisition, the Company agreed to reimburse PGS for certain costs incurred through the acquisition date related to two ongoing multi-client data library projects subject to certain requirements being met. The Company paid approximately $202.8 million at closing.

To fund the cash portion of the purchase price, Geokinetics Holdings USA, Inc, a wholly-owned subsidiary of Geokinetics, issued $300 million aggregate principal amount of its 9.75% senior secured notes due 2014 in a private offering in 2009. The proceeds of this sale were held in escrow until the closing of the PGS Onshore acquisition. On February 12, 2010, the Company used the restricted cash amounts held in escrow to finance the cash portion of the Acquisition for approximately $183.4 million. The Company also repaid its existing revolving credit facility with an outstanding balance of approximately $45.8 million and repaid outstanding capital leases and other vendor financing for approximately $22.0 million. Costs associated with the Acquisition of approximately $1.3 million in the fourth quarter of 2009 and $1.5 million in the first quarter of 2010 are included in general and administrative expenses.

The following summarized unaudited pro forma consolidated income statement information for the three months and nine months ended September 30, 2009 and 2010, assumes that the PGS Onshore acquisition had occurred as of the beginning of the periods presented. The Company has prepared these unaudited pro forma financial results for comparative purposes only. These unaudited pro forma financial results may not be indicative of the results that would have occurred if Geokinetics had completed the acquisition as of the beginning of the periods presented or the results that may be attained in the future. Amounts presented below are in thousands, except for the per share amounts:

	Pro forma Three Months Ended September 30, (Unaudited)		Pro forma Nine Months Ended September 30, (Unaudited)
	2009	2010	2009	2010
Pro forma revenues	$153,372	$134,020	$530,166	$379,939
Pro forma income (loss) from operations	$(2,371)	$(25,603)	$15,532	$(78,088)
Pro forma net loss	$(17,081)	$(36,249)	$(35,298)	$(110,018)
Pro forma dividends and accretion on preferred stock	$2,110	$(2,317)	$15,262	$(6,525)
Pro forma net loss applicable to common stockholders	$(19,191)	$(38,566)	$(50,560)	$(116,543)
Pro forma basic and diluted net loss per common share	$(1.09)	$(2.18)	$(2.86)	$(6.59)

NOTE 4:              Multi-client Data Library

At December 31, 2009 and September 30, 2010, multi-client data library costs and accumulated amortization consisted of the following (in thousands):

	December 31, 2009	September 30, 2010 (Unaudited)
Acquisition and processing costs	$14,841	$72,888
Less accumulated amortization	(8,239)	(25,667)
Multi-client data library, net	$6,602	$47,221

The change in the carrying amount of multi-client seismic library costs and accumulated amortization consisted of the following (in thousands):

Balance at December 31, 2009	$6,602
Capitalized in period	31,347
Fair value of acquired library	26,700
Amortization during period	(17,428)
Balance at September 30, 2010	$47,221

NOTE 5: Debt and Capital Lease Obligations

The Company’s long-term debt and capital lease obligations were as follows (in thousands):

		September 30,
	December 31, 2009	2010 (Unaudited)

Revolving credit lines and foreign lines of credit—4.75% to 8.75%	$45,883	$27,572
Senior Secured Notes, net of discount—9.75%	294,279	295,185
Capital lease obligations—10.1%	14,836	1,236
Notes payable from vendor financing arrangements—7.00% to 13.06%	9,859	—
	364,857	323,993
Less: current portion	(68,256)	(27,572)
	$296,601	$296,421

Revolving Credit Facilities

PNC Credit Facility.    Until February 12, 2010, the Company had a Revolving Credit, Term Loan and Security Agreement with PNC Bank, National Association (“PNC”), as lead lender, which provided the Company with a $70.0 million revolving credit facility (“Revolver”) maturing May 24, 2012. At December 31, 2009, the Company had a balance of $44.6 million drawn under the Revolver. The rate of the PNC facility was the prime rate plus 1.5%, 4.75% at December 31, 2009. On February 12, 2010, the Company’s Revolver balance of $45.8 million was repaid in connection with the closing of the PGS Onshore acquisition. The Company recorded a loss of $1.2 million on the redemption of the facility which consisted of $1 million related to the acceleration of costs that were being amortized over the expected life of the facility, and approximately $0.2 million related to prepayment penalties.

RBC Credit Facility.   On February 12, 2010, Geokinetics Holdings entered into a revolving credit and letters of credit, with a group of lenders lead by RBC (the “RBC Facility” or the “revolving credit facility” The revolving credit facility matures on February 12, 2013. Effective June 30, 2010, the Company entered into Amendment No. 1 to the revolving credit facility which reset certain financial covenants for the quarters ending June 30, 2010 and September 30, 2010 and reduced the permitted outstanding borrowing under the facility from $50 million to $40 million. On September 30, 2010, Geokinetics Holdings entered into Waiver and Amendment No. 2 which provides a waiver of specific events of default that would have occurred on September 30, 2010 for failure to comply with financial covenant requirements (minimum total leverage ratio, minimum interest coverage ratio and maximum fixed charge coverage ratio) and revise certain covenant and reporting requirements for future periods.

Borrowings outstanding under the revolving credit facility bear interest at a floating rate based on the greater of: (i) 3% per year, (ii) the Prime Rate, (iii) 0.5% above the Federal Funds Rate, or iv) 1% above one month LIBOR; plus an applicable margin from 4.5% to 6.5% depending on the Company’s total leverage ratio. The rate was 8.75% at September 30, 2010. The outstanding balance of this revolving credit facility was $26 million as of September 30, 2010 and $29 million on November 5, 2010.

Borrowings under the revolving credit facility are guaranteed by Geokinetics and each of its existing and subsequently acquired or organized direct or indirect wholly-owned U.S. subsidiaries. Each of the entities guaranteeing the revolving credit facility will secure the guarantees on a first priority basis with a lien on substantially all of the assets of such guarantor. Borrowings under the facility are effectively senior to the outstanding senior secured notes pursuant to an inter-creditor agreement. The facility also contains restrictions on liens, investments, indebtedness, mergers and acquisitions, dispositions, certain payments, and other specific transactions.

The revised financial covenants, in Amendment No. 2, include monthly minimum total consolidated total revenues and consolidated cumulative adjusted EBITDA for the months ending September 30, October 31, and November 30, 2010. Minimum total consolidated revenues per month must total $50 million, $60 million, and $60 million for the months ended September 30, October 31, and November 30, 2010, respectively.  Monthly minimum consolidated cumulative adjusted EBITDA must total $7.9 million, $17.6 million, and $30.1 million for the period beginning on September 1, 2010 until and including September 30, October 31, and November 30, 2010, respectively.  The Company was in compliance with the revised covenant minimums of $50 million of total consolidated revenue and $7.9 million cumulative EBITDA for the month ending September 30, 2010. While the Company believes it will remain in compliance with the revised covenants, at least through November 30, 2010, our actual results may differ from our forecasts, and these differences may be material. Our ability to comply with these restrictions and covenants, including meeting financial ratios and tests, and may be affected by events beyond the Company’s control. As a result, we cannot assure you that we will be able to comply with these restrictions and covenants or meet such financial ratios and tests.

Further, the financial covenants defined in the original revolving credit facility have not been amended for the December 31, 2010 measurement date and beyond. Based on our current forecasts, it is likely that we will be unable to comply with certain of the original financial covenants in our senior revolving credit facility at the December 31, 2010 measurement date and possibly beyond which have not been amended beyond the November 30, 2010 measurement date and which are based on results from the trailing twelve months. We are in ongoing discussions with the lenders under the credit facility to amend the covenants, but no assurance can be made that we will be successful in such negotiations, or as to the terms or costs of any such amendment or waiver if agreed to. Therefore, the outstanding balance of $26 million has been presented as short term debt in the September 30, 2010 balance sheet.

If we are unable to comply with the restrictions and covenants in our debt agreements, including our senior secured revolving credit facility, there could be a default under the terms of these agreements. In the event of a default under these agreements, lenders could terminate their commitments to lend or accelerate the loans and declare all amounts borrowed due and payable. Borrowings under other debt instruments that contain cross-acceleration or cross-default provisions may also be accelerated and become due and payable. If any of these events occur, our assets might not be sufficient to repay in full all of our outstanding indebtedness and we may be unable to find alternative financing. Even if we could obtain alternative financing, it might not be on terms that are favorable or acceptable to us. Additionally, we may not be able to amend its debt agreements or obtain needed waivers on satisfactory terms or without incurring substantial costs.  Failure to maintain existing or secure new financing could have a material adverse effect on our liquidity and financial position.

Senior Secured Notes Due 2014

On December 23, 2009, Geokinetics Holdings, a wholly owned subsidiary of the Company, issued $300 million of 9.75% Senior Secured Notes due 2014 (the “Notes”) in a private placement to institutional buyers at an issue price of 98.093% of the principal amount. The discount is being accreted as an increase to interest expense over the term of the Notes. At September 30, 2010, the effective interest rate on the Notes was 10.2%, which includes the effect of the discount accretion.

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

Capital Lease Obligations

The Company had several equipment lease agreements with CIT Group Equipment Financing, Inc. (“CIT”) on seismic and other transportation equipment with terms of up to 36 months and various interest amounts. The original amount of the leases was approximately $39.9 million and the balance at December 31, 2009 was approximately $12.1 million. These amounts were repaid on February 12, 2010 in connection with the closing of the PGS Onshore acquisition. The Company recorded a loss of approximately $0.3 million on the redemption of these obligations related to prepayment penalties.

The Company also has four equipment lease agreements with Bradesco Leasing in Brazil with terms of 36 months at a rate of 10.1% per year. The original amount of the leases was approximately $3.0 million and the balance at September 30, 2010 was approximately $1.2 million.

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

The Company maintains various foreign bank lines of credit and overdraft facilities used to fund short-term working capital needs. At September 30, 2010, the balance of the foreign line of credit facilities was $1.6 million. There were no outstanding balances under the overdraft facilities at September 30, 2010, and the Company had approximately $5.1 million of availability.

NOTE 6:  Preferred and Common Stock

Preferred Stock

On December 15, 2006, the Company issued 228,683 shares of its Series B Preferred Stock, $10.00 par value, to Avista Capital Partners, L.P. (“Avista”), an affiliate of Avista and another institutional investor (“the Series B-1 Preferred Stock”).

On July 28, 2008, the Company issued 120,000 shares of its Series B Preferred Stock, $10.00 par value (“the Series B-2 Preferred Stock”) and warrants to purchase 240,000 shares of common stock to Avista and an affiliate of Avista for net proceeds of $29.1 million. The Company recorded the preferred stock net of the fair value of the warrants issued and recorded the fair value of the warrants for approximately $1.5 million as additional paid in capital. Effective January 1, 2009 the company adopted ASC 815-15 which requires the Company to bifurcate the embedded derivative relating to the conversion feature in the Company’s preferred stock (see accounting policy relating to derivative liabilities in Note 2).

The Company may cause the conversion of the Series B Preferred Stock into common stock if the Company issues common stock at a price per share yielding net proceeds to the Company of not less than $35.00 per share in an underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933 (the “Securities Act”), which provides net proceeds to the Company and selling stockholders, if any, of not less than $75 million.

As long as at least 55,000 shares of Series B Preferred Stock are outstanding, the consent of the holders of a majority of the Company’s Series B Preferred Stock is required to, among other things, make any material change to the Company’s certificate of incorporation or by-laws, declare a dividend on the Company’s common stock, enter into a business combination, or increase or decrease the size of its board of directors, holders of the preferred stock are allowed to elect one member of the board of directors.

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

• the Company paid a cash fee of 2% of the liquidation amount, $2.1 million, plus accrued and unpaid dividends of the series B-1 and B-2 preferred stock

As of September 30, 2010, the series B-1 preferred stock is presented as mezzanine equity due to the series B preferred stock characteristics described below:

Each holder of Series B-1 Preferred Stock is also entitled to receive cumulative dividends at the rate of 9.75% per annum on the liquidation preference of $250 per share, compounded quarterly. At the Company’s option through December 15, 2015, dividends may be paid in additional shares of Series B-1 Preferred Stock. After such date, dividends are required to be paid in cash if declared.

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

The series C redeemable preferred stock were issued to Avista, and have an aggregate liquidation preference equal to the liquidation preference of the series B-2 preferred stock ($32.3 million), and are not required to be redeemed until one year after the maturity date of the Senior Secured Notes. The series C preferred stock accrue dividends at a rate of 11.75%. Dividends may accrue or may be paid in kind with additional shares of series C preferred stock, at the election of Avista, until December 13, 2015. The series C preferred stock is not convertible or exchangeable for the Company’s common stock. This stock is classified as long-term liability as it is considered a mandatorily redeemable financial instrument in accordance with ASC Topic 480, “Distinguishing liabilities from equity.” Dividends paid are reflected as interest expense in results of operations of $1,047 and $3,194 for the three and nine months ended September 30, 2010, respectively.

Common Stock

The holders of common stock have full voting rights on all matters requiring stockholder action, with each share of common stock entitled to one vote. Holders of common stock are not entitled to cumulate votes in elections of directors. No stockholder has any preemptive right to subscribe to an additional issue of any stock or to any security convertible into such stock.

In addition, as long as any shares of the Series B-1 and C Preferred Stock discussed above are outstanding, the Company may not pay or declare any dividends on common stock unless the Company has paid, or at the same time pays or provides for the payment of, all accrued and unpaid dividends on the Series B-1 Preferred Stock. In addition, the credit facilities restrict the Company’s ability to pay dividends on common stock. No dividends on common stock have been declared for any periods presented.

On December 18, 2009, the Company issued 4,000,000 shares of its common stock at a public offering price of $9.25 per share. In connection with this public offering, underwriters subsequently exercised their overallotment option, resulting in issuance of 207,200 shares of common stock. In 2009, the Company issued 750,000 shares to Avista in connection with the exchange of the Series B-2 preferred stock for the new series C preferred stock.

On February 12, 2010, the Company issued 2,153,616 shares of its common stock to PGS in connection with the Acquisition of PGS Onshore.

Common Stock Warrants

As part of the Trace acquisition in December 2005, the Company issued 274,105 warrants at an exercise price of $20.00, which expire on December 1, 2010.

As part of the issuance of Series B-2 Preferred Stock on July 28, 2008, the Company issued an additional 240,000 warrants at an exercise price of $20.00, which expire on July 28, 2013. The exercise price of these warrants is subject to a down-round provision whereby subsequent equity issuances at a price below the existing exercise price will result in a downward adjustment to the exercise price and may extend the expiration date of the warrants.

On December 18, 2009, the exercise price of the July 28, 2008 warrants was adjusted to $9.25 per share as a result of the issuance in December 2009 of common stock in accordance with price adjustment provisions. At December 31, 2009 and September 30, 2010, there are 514,105 warrants outstanding.

NOTE 7:     Loss per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2009	2010	2009	2010
Numerator:
Loss applicable to common stockholders	$(10,201)	$(38,566)	$(10,259)	$(109,322)
Denominator for basic and diluted earnings per common share	10,776	17,698	10,542	17,337
Basic and Diluted Loss per common share	$(0.95)	$(2.18)	$(0.95)	$(6.31)

The denominator used for the calculation of diluted earnings per common share for the three months and nine months ended September 30, 2009 and 2010, excludes the effect of any stock options, restricted stock, warrants and convertible preferred stock because the effect is anti-dilutive. At September 30, 2010, there were options to purchase 282,471 shares of common stock, 406,888 shares of unvested restricted stock, warrants to purchase 514,105 shares of common stock, and preferred stock convertible into 4,472,643 shares of common stock.

The numerator used for the calculation of diluted earnings per share for the three and nine months ended September 30, 2009 and 2010, is “Income applicable to common stockholders” as the convertible preferred stock was deemed to be anti-dilutive in that period.

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

The Company’s reportable segments are strategic business units that offer different services to customers. Each segment is managed separately, has a different customer base, and requires unique and sophisticated technology. The accounting policies of the segments are the same as those described in Note 2: “Basis of Presentation and Significant Accounting Policies.” There are no significant inter-segment sales or transfers.

The following unaudited table sets forth significant information concerning the Company’s reportable segments and geographic reporting units as of and for the three and nine months ended September 30, 2009 and 2010 (in thousands):

	For the Three Months Ended September 30, 2009
	Data Acquisition		Data
	North America	International	Processing	Corporate	Total

Revenue	$11,429	$82,909	$2,511	$—	$96,849
Segment income (loss)	$(6,340)	$16,320	$(91)	$(17,627)	$(7,738)
Segment assets (at end of period)	$84,822	$267,393	$9,327	$97,987	$459,529

	For the Three Months Ended September 30, 2010
	Data Acquisition		Data
	North America	International	Processing	Corporate	Total

Revenue	$57,620	$74,491	$1,909	$—	$134,020
Segment income (loss)	$3,310	$(18,440)	$(845)	$(20,274)	$(36,249)
Segment assets (at end of period)	$250,098	$389,240	$10,213	$73,631	$723,182

	For the Nine Months Ended September 30, 2009
	Data Acquisition		Data
	North America	International	Processing	Corporate	Total

Revenue	$65,361	$315,435	$7,812	$—	$388,608
Segment income (loss)	$(7,556)	$57,594	$208	$(53,244)	$(2,998)
Segment assets (at end of period)	$84,822	$267,393	$9,327	$97,987	$459,529

	For the Nine Months Ended September 30, 2010
	Data Acquisition		Data
	North America	International	Processing	Corporate	Total

Revenue	$135,981	$216,585	$6,750	$—	$359,316
Segment income (loss)	$(2,566)	$(32,125)	$(1,633)	$(66,473)	$(102,797)
Segment assets (at end of period)	$250,098	$389,240	$10,213	$73,631	$723,182

NOTE 9:              Income Taxes

The provision for income tax for the three and nine months ended September 30, 2009 was $1,482 and $18,281 compared to $311 and $2,625 for the three and nine months ended September 30, 2010, respectively. While the Company had pretax losses during the three and nine months ended September 30, 2010 the income tax provision for these periods relate primarily to taxes due in countries with deemed profit tax regimes, withholding taxes and the release of valuation allowance in certain foreign jurisdictions with current year operating profits based on the Company’s reevaluation of the realizability of these future tax benefits.

The following summarizes changes in the Company’s uncertain tax positions for the nine months ended September 30, 2010 (in thousands):

September 30, 2010
(unaudited)
Balance at January 1, 2010	$7,233
Increase for tax positions related to current year	—
Interest	574
Balance at September 30, 2010	$7,807

All additions or reductions to the above liability affect the Company’s effective tax rate in the respective period of change. The Company accounts for any applicable interest and penalties on uncertain tax positions, which was $0.6 million for the nine months ended September 30, 2010, as a component of income tax expense. At December 31, 2009, and September 30, 2010, the Company had $1.2 million and $1.8 million of accrued interest related to unrealized tax benefits, respectively. The tax years that remain subject to examination by major tax jurisdictions are from 2004 to 2010.

NOTE 10:  Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and short-term debt approximate their fair value due to the short maturity of those instruments, and therefore, have been excluded from the table below. The fair value of the Notes is determined by multiplying the principal amount by the market price. The fair value of the mandatorily redeemable preferred stock and the Series B Preferred stock was calculated by using the discounted cash flow method of the income approach. In addition, the Monte-Carlo Pricing Model was used to determine the value of the conversion feature of the Series B Preferred stock. The following table sets forth the fair value of the Company’s remaining financial assets and liabilities as of December 31, 2009 and September 30, 2010 (in thousands):

	December 31, 2009		September 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
			(Unaudited)
Financial liabilities:
Long-term debt	$364,857	$400,000	$323,993	$265,836
Mandatorily redeemable preferred stock	32,104	32,104	32,278	32,278
Preferred stock, Series B	66,976	74,290	72,935	93,981

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

NOTE 12:    Related Party Transactions

During fiscal 2009, the Company received food, drink, and other catering services for its crews in one of its international locations from a company that was substantially owned by certain employees and former employees of the Company. For the nine months ended September 30, 2009 the Company spent approximately $3.3 million with this Company. The Company believes that all transactions were arms-length on terms at least as favorable as market rates. The Company stopped receiving services from this Company in the third quarter of 2009.

PGS owns 2,153,616 shares or approximately 12% of the Company’s common shares outstanding. In connection with the Acquisition, the Company entered into a transition services agreement with PGS effective February 12, 2010 for up to a maximum of 120 days. This agreement includes office facilities, accounting, information, payroll and human resource services. The Company stopped receiving services from PGS as of June 30, 2010; accordingly there were no billed services from PGS for the three months ended September 30, 2010. Total services of $3.2 million were billed to date in 2010. These costs are included in the Company’s general and administrative expenses for the same period.

In addition, PGS and the Company have agreed to reimburse each other for certain amounts resulting from adjustments from the Acquisition as follows (in thousands):

September 30, 2010
(unaudited)
Receivable from PGS—short term	$907
Receivable from PGS—long term	1,122
Payable to PGS—short term(1)	(3,125)

(1)This amount is included in accounts payable and primarily consists of an outstanding payable of approximately $2.3 million related to the transition services agreement with PGS, and approximately $0.8 related to income taxes payable.

NOTE 13:  Condensed Consolidating Financial Information

On February 12, 2010, upon completion of the PGS Onshore acquisition, the $300 million Notes due 2014 became fully and unconditionally guaranteed, jointly and severally, by the Company, and by each of the Company’s current and future domestic subsidiaries (other than Geokinetics Holdings, which is the issuer of the Notes). The non-guarantor subsidiaries consist of all subsidiaries and branches outside of the United States. Separate condensed consolidating financial statement information for the parent, guarantor subsidiaries and non-guarantor subsidiaries as of December 31, 2009 and September 30, 2010 and for the three and nine months ended September 30, 2009 and 2010 is as follows (in thousands):

	BALANCE SHEET December 31, 2009
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$5,117	$119,893	15,237	160,562	$—	$300,809
Property and equipment, net	21,354	—	158,949	7,530	—	187,833
Investment in subsidiaries	140,139	174,526	109,182	(2)	(423,845)	—
Intercompany accounts	195,976	(17,349)	(88,815)	(89,820)	8	—
Other non-current assets	2,985	191,745	76,121	12,197	—	283,048
Total assets	$365,571	$468,815	$270,674	$90,467	$(423,837)	$771,690
Liabilities, Mezzanine and Stockholders’ Equity
Current liabilities	$110,635	$731	$15,479	$88,031	$—	$214,876
Long-term debt and capital lease obligations, net of current portion	32,104	294,279	—	2,322	—	328,705
Derivative liabilities	9,317	—	—	—	—	9,317
Deferred Income tax and other non-current liabilities	(6,722)	—	10,932	2,276	—	6,486
Total liabilities	145,334	295,010	26,411	92,629	—	559,384
Mezzanine equity	66,976	—	—	—	—	66,976
Stockholders’ equity	153,261	173,805	244,263	(2,162)	(423,837)	145,330
Total liabilities, mezzanine and stockholders’ equity	$365,571	$468,815	$270,674	$90,467	$(423,837)	$771,690

	BALANCE SHEET September 30, 2010 (unaudited)
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$35,561	—	57,440	149,969	(271)	242,699
Property and equipment, net	18,848	—	171,834	88,104	—	278,786
Investment in subsidiaries
Intercompany accounts	(35,089)	108,313	7,039	(86,527)	6,264	—
Other non-current assets	174,308	388,048	241,165	37,800	(639,624)	201,697

Total assets	$193,628	496,361	477,478	189,346	(633,631)	723,182

Liabilities, Mezzanine and Stockholders’ Equity
Current liabilities	$41,563	34,877	62,719	91,710	443	231,312
Long-term debt and capital lease obligations, net of current portion	32,278	295,185	—	1,236	—	328,699
Derivative liabilities
Deferred Income tax and other non-current liabilities	16	0	27,532	3,482	—	31,030
Total liabilities	73,857	330,062	90,251	96,428	443	591,041
Mezzanine equity	72,935	—	—	—	—	72,935
Stockholders’ equity	46,836	166,299	387,227	92,918	(634,074)	59,206

Total liabilities, mezzanine and stockholders’ equity	193,628	496,361	477,478	189,346	(633,631)	723,182

	STATEMENT OF OPERATIONS For the Three Months Ended September 30, 2009 (unaudited)
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	—	15,105	83,897	(2,153)	96,849
Equity in earnings of subsidiaries	(7,202)	—	6,279	—	923	—
Expenses:

Seismic acquisition and data processing	2,662	—	10,461	56,243	(2,153)	67,213
Depreciation and amortization	1,113	—	14,284	918	—	16,315
General and administrative	(9,439)	—	302	22,342	—	13,205
Other, net	—	—	7	1,399	—	1,406
Total expenses	(5,664)	—	25,054	80,902	(2,153)	98,139
Income (loss) from operations	(1,538)	—	(3,670)	2,995	923	(1,290)
Interest income (expense), net	(1,164)	—	(43)	(25)	—	(1,232)
Other income (expenses), net	(5,035)	—	(3,587)	4,888	—	(3,734)
Income (loss) before income taxes	(7,737)	—	(7,300)	7,858	923	(6,256)
Provision for income taxes	—	—	—	1,482	—	1,482
Net income (loss)	$(7,737)	—	(7,300)	6,376	923	(7,738)

	STATEMENT OF OPERATIONS For the Three Months Ended September 30, 2010 (unaudited)
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	—	53,547	82,086	(1,613)	134,020
Equity in earnings of subsidiaries	(30,052)	—	(5,749)	(448)	36,249	—
Expenses:

Seismic acquisition and data processing	2,443	—	36,274	75,478	(1,612)	112,583
Depreciation and amortization	1,154	—	23,588	1,618	—	26,360
General and administrative	4,327	—	5,517	10,136	—	19,980
Other, net	—	—	593	107	—	700

Total expenses	7,924	—	65,972	87,339	(1,612)	159,623

Income (loss) from operations	(37,976)	—	(18,174)	(5,701)	36,248	(25,603)

Interest income (expense), net	(1,115)	(8,840)	220	175	—	(9,560)
Other income (expenses), net	(3,623)	—	528	1,718	602	(775)

Income (loss) before income taxes	(42,714)	(8,840)	(17,426)	(3,808)	36,850	(35,938)
Provision (benefit) for income taxes	(1,369)	—	64	1,616	—	311

Net income (loss)	$(41,345)	(8,840)	(17,490)	(5,424)	36,850	(36,249)

	STATEMENT OF OPERATIONS For the Nine Months Ended September 30, 2009 (Unaudited)
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	—	77,997	331,114	(20,503)	388,608
Equity in earnings of subsidiaries	25,849	—	40,355	—	(66,204)	—
Expenses:

Seismic acquisition and data processing	7,467	—	48,418	242,545	(20,503)	277,927
Depreciation and amortization	2,147	—	34,890	4,641	—	41,678
General and administrative	5,407	—	4,455	29,251	—	39,113
Other, net	(1)	—	98	2,045	—	2,142
Total expenses	15,020	—	87,861	278,482	(20,503)	360,860
Income (loss) from operations	10,829	—	30,491	52,632	(66,204)	27,748
Interest income (expense), net	(4,094)	—	(196)	(39)	—	(4,329)
Other income (expenses), net	(9,733)	—	(5,112)	6,708	—	(8,137)
Income (loss) before income taxes	(2,998)	—	25,183	59,301	(66,204)	15,282
Provision for income taxes	—	—	—	18,280	—	18,280
Net income (loss)	$(2,998)	—	25,183	41,021	(66,204)	(2,998)

	STATEMENT OF OPERATIONS For the Nine Months Ended September 30, 2010 (Unaudited)
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	—	150,992	232,912	(24,588)	359,316
Equity in earnings of subsidiaries	(81,315)	—	(6,414)	(15,068)	102,797	—
Expenses:

Seismic acquisition and data processing	7,667	—	90,084	225,671	(24,588)	298,834
Depreciation and amortization	3,285	—	62,615	4,662	—	70,562
General and administrative	26,027	1,565	8,551	24,879	—	61,022
Other, net	2	—	2,563	(815)	—	1,750

Total expenses	36,981	1,565	163,813	254,397	(24,588)	432,168

Income (loss) from operations	(118,296)	(1,565)	(19,235)	(36,553)	102,797	(72,852)

Interest income (expense), net	(4,114)	(25,553)	(16)	1,105	—	(28,578)
Other income (expenses), net	(1,191)	200	(751)	3,271	(271)	1,258

Income (loss) before income taxes	(123,601)	(26,918)	(20,002)	(32,177)	102,526	(100,172)
Provision (benefit) for income taxes	(3,665)	14	426	5,850	—	2,625

Net income (loss)	$(119,936)	(26,932)	(20,428)	(38,027)	102,526	(102,797)

	STATEMENT OF CASH FLOWS For the Nine Months Ended September 30, 2009 (Unaudited)
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(5,641)	$—	$53,514	$11,570	$—	$59,443
Net cash used in investing activities	(7,546)	—	(17,157)	(8,419)	—	(33,122)
Net cash provided (used in) financing activities	15,339	—	(39,717)	4,111	—	(20,267)

Net increase (decrease) in cash	$2,152	$—	$(3,360)	$7,262	$—	$6,054

	STATEMENT CASH FLOWS For the Nine Months Ended September 30, 2010 (Unaudited)
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$7,852	—	(45,014)	(26,374)	102,526	38,990
Net cash provided (used in) investing activities	(3,505)	122,971	(49,000)	(21,216)	—	49,250
Net cash provided (used in) financing activities	(46,450)	—	1,806	—	—	(44,644)

Net increase (decrease) in cash	$(42,103)	122,971	(92,208)	(47,590)	102,526	43,596

NOTE 14:  Subsequent Events

The Company’s management conducted our subsequent events review through the date of the issuance of this Quarterly report on Form 10-Q and concluded noted no events subsequent to the balance sheet date through the date of this filing which required recognition in these Financial Statements or disclosure in the Notes to Financial Statements other than those described above.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our Annual Report on Form 10-K/A for the year ended December 31, 2009 (2009 Form 10-K).

Forward Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are often accompanied by words such as “believe,” “should,” “anticipate,” “plan,” “expect,” “potential,” “scheduled,” “estimate,” “intend,” “seek,” “goal,” “may” and similar expressions. These statements include, without limitation, statements about our ability to meet our short-term liquidity needs, our market opportunity, our growth strategy, competition, expected activities, future acquisitions and investments, and the adequacy of our available cash resources. We urge you to read these statements carefully and caution you that matters subject to forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, we do not assume any responsibility for the accuracy and completeness of such statements in the future.

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

• our ability to comply with the covenants in our revolving credit facility or to obtain an amendment or waiver of such covenants;

• our ability to raise capital or sell assets to meet our short-term liquidity needs;

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

Overview

We are a full-service, global provider of seismic data acquisition, multi-client data library and seismic data processing and interpretation services to the oil and natural gas industry. As an acknowledged industry leader in land, marsh, swamp, transition zone and shallow water (up to 500 feet water depths) ocean bottom cable or “OBC” environments, we have the capacity to operate up to 32 seismic crews with approximately 204,000 recording channels worldwide and the ability to process seismic data collected throughout the world. Crew count, configuration and location can change depending upon industry demand and requirements.

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

The seismic services industry is dependent upon the spending levels of oil and natural gas companies for exploration, development, exploitation and production of oil and natural gas. These spending levels have traditionally been heavily influenced by the prices of oil and natural gas; however, budget cycles of National Oil Companies (NOCs) and International Oil Companies (IOCs) tend to be more strategic and longer term in nature. Since the third quarter of 2008, oil and natural gas prices have shown significant volatility, and E&P spending has been adjusted accordingly. To the extent that exploration spending does not increase, our cash flows from operations could be directly affected. While there are signs of recovery, if the global recession continues for a long period of time, commodity prices may be depressed for an extended period of time, which could alter acquisition and exploration plans, and adversely affect our growth strategy.

In response to the recent oil spill in the Gulf of Mexico, the United States Congress is considering a number of legislative proposals relating to the upstream oil and gas industry both onshore and offshore that could result in significant additional laws or regulations governing operations in the United States.  Additionally, governments around the world have become increasingly focused on similar regulatory matters which may result in significant changes in laws or regulations elsewhere. While we do not provide seismic services in the deepwater, our customers include national and international oil companies involved in deepwater drilling projects. In addition, in the past we have conducted transition area and ocean bottom seismic acquisition surveys in the Gulf, and may do so in the future. Although it is not possible at this time to predict whether proposed legislation or regulations will be adopted, or how legislation or new regulation that may be adopted would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions for our customers. Additional costs or operating restrictions associated with legislation or regulations could have a material adverse effect on our customer’s operating results and cash flows, which could also negatively impact the demand for our services.  Conversely, capital that was previously dedicated to the Gulf of Mexico may be redirected onshore in the near-term, which could positively impact demand for our services.  Longer term, we do not know the extent of the impact on revenue or earnings as they are dependent among other things on our customers’ actions and the potential impact of increases in their costs.

Developments related to our business during 2010 include the following:

• On January 14, 2010, we issued 207,200 shares of common stock as part of the overallotment option to the underwriters of the December 18, 2009 stock issuance for $1.8 million.

• On February 12, 2010, we consummated the acquisition of PGS Onshore, refinanced our senior secured revolving credit facility and paid off substantially all our existing capital lease obligations.

• Our multi-client data library increased substantially through the PGS Onshore acquisition. We have continued to expand this library through 2010; including jobs in progress, this library now contains approximately 7,900 square miles and 2,400 linear miles of data as of November 3, 2010.

• We have seen our backlog increase in each sequential quarter from $378 million at December 31, 2009 (pro-forma combined with PGS Onshore) to $642 million at September 30, 2010.

• We launched our new Geotiger Series II highly transportable 4 component (4C) OBC crew to the Canadian Arctic and commenced operations in the second quarter. This crew completed its first job in October and is currently mobilizing to Mexico.

• Bid activity has been strong throughout 2010 as we had approximately $1.1 billion in outstanding bids as of October 27, 2010.

• Our lenders have granted us a financial covenants waiver related to the revolving credit facility for the September 30, 2010 measurement date. The waiver agreement also amended our revolving credit to, among other things, define newly imposed monthly financial covenants.

Recent developments

On June 30 and September 30, 2010, we were unable to satisfy certain maintenance covenants in our revolver credit facility.  We have received waivers of the covenants that we were unable to meet at June 30 and September 30, 2010.  We expect to require an additional waiver of certain of the financial covenants at December 31, 2010 and possibly beyond which are based on results from the trailing twelve months. In connection with these waivers we amended the revolving facility to reduce the maximum borrowings available from $50 to $40 million. In addition, the Company is required to adhere to monthly consolidated total revenue and monthly consolidated cumulative adjusted EBITDA targets commencing with the month ending September 30, 2010 through the month ending November 30, 2010.  The Company complied with the financial covenant minimums of $50 million of revenue and $7.9 million monthly cumulative EBITDA for the month ending September 30, 2010.

We have experienced a recent increase in the number of seismic acquisition contracts awarded to us, which has resulted in increased crew mobilization costs and associated cash uses.  In order to ensure that we will have sufficient liquidity to finance the increased business activity, meet our debt service requirements and finance our business, we have initiated the following actions,

•                  We have continued to work with the lenders under our credit facility to receive the required waivers and increase the available borrowings under the facility;

•                  We are exploring the issuance of additional debt or equity securities; and

•                  We are exploring sales of non-core assets.

If we are unable to consummate one of the foregoing transactions, we may not be able to meet our liquidity needs in the short term.  While no assurances can be made, management believes that given the increased business we have experienced in the last several months, we should be able to execute on one of the foregoing alternatives.

Backlog

Even though the oil and gas business has continued to experience a period of reduced spending on exploration and development in certain markets, our backlog has increased since the first quarter of 2010. At September 30, 2010, our estimated total backlog of commitments for services was approximately $642 million compared to $519 million at June, 2010 and $259 million at September 30, 2009.  Backlog at September 30, 2010 included $523 million or 81% from international projects, and $119 million or 19% from North American (excluding Mexico) projects, of which approximately $82 million is attributable to the multi-client business in the United States. We expect to realize approximately 40% of the total multi-client backlog during the fourth quarter of this year.  Of the total international backlog, approximately $243 million, or 46%, is with national oil companies (NOCs) or partnerships including NOCs.  Furthermore, approximately $256 million, or 49%, of the international backlog is in shallow water transition zones and OBC environments.   It is anticipated that at approximately 30% of the backlog at September 30, 2010, will be completed in 2010 with the remaining amount to be completed in 2011 and 2012. Contracts for services are occasionally varied or modified by mutual consent and in many instances may be cancelled by the customer on short notice without penalty. As a result, our backlog as of any particular date may not be indicative of our actual operating results for any succeeding fiscal period.

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

To fund the cash portion of the purchase price, Geokinetics Holdings USA, Inc, a wholly-owned subsidiary of Geokinetics (“Geokinetics Holdings”) issued $300 million aggregate principal amount of its 9.75% senior secured notes due 2014 in a private offering. The proceeds of this sale were held in escrow until the closing of the PGS Onshore acquisition. We refinanced our existing senior credit facility and repaid existing borrowings thereunder and repaid significantly all of our capital lease and other obligations. See discussion under “Liquidity and Capital Resources” below.

Change in Executive Officer

Effective October 13, 2010, our board of directors appointed Gary L. Pittman as Executive Vice President and Chief Financial Officer. Also, on this date Geokinetics and Mr. Pittman entered into an employment agreement. For clarification purposes, Gary L. Pittman is not related to Gary M. Pittman, a current member of the Company’s Board of Directors.

Ronald D. Cayon, previously named as the Company’s interim Chief Financial Officer on August 19, 2010, remains a consultant to the Company and has been acting as interim Chief Accounting Officer since March 2010. Scott A. McCurdy, Senior Vice President and Chief Financial Officer, resigned from his position effective August 18, 2010.

Results of Operations

The following discussion compares our consolidated financial results of operations for the three and nine months ended September 30, 2010 to the three and nine months ended September 30, 2009. As of September 30, 2010, our core operating business segments were seismic data acquisition and seismic data processing and interpretation. Our corporate activities include our corporate general and administrative functions.  The operations of PGS Onshore have been combined with ours since February 12, 2010 including in the results of operations for the three and nine months ended September 30, 2010 which may affect the comparability of results of operations to prior periods.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Consolidated revenues increased $37.2 million or 38.4% to $134.0 million during the three months ended September 30, 2010 from $96.8 million during the three months ended September 30, 2009. This increase is attributed to growth in seismic acquisition revenue in our North America operations of $46.1 million, which was offset by decrease of $8.4 million in our International operations and data processing decrease of $0.5 million. Increases in North America seismic acquisition revenues are attributed to higher crew utilization and also due to the Multi-Client data library sales and the impact of the PGS Onshore acquisition as further discussed below.  International operations were affected by a job mix that included less shallow water work, project commencement delays and lower international utilization during the three months ended September 30, 2010.

For the three months ended September 30, 2010, seismic acquisition revenue totaled $132.0 million as compared to $94.3 million for the same period of 2009, an increase of $37.7 million or 40.0%. This increase in seismic acquisition revenue is primarily attributable to the $46.1 million increase in our North America operations which were offset by decrease of $8.4 million in our International operations. The increase in our revenues was primarily as a result of our entrance into the multi-client data library business, and the PGS Onshore acquisition. We have increased our crew counts in the North America from an average of 3.5 during the quarter ended September 30, 2009 to an average of 7.0 during the quarter ended September 30, 2010 which included an OBC crew working for most of the quarter in the Canadian Arctic. Revenues also include multi-client data library licensing revenues of $15.4 million and $3.9 million for the three months ended September 30, 2010 and 2009, respectively.

Seismic acquisition revenues from international operations for the three months ended September 30, 2010 were $74.5 million or 56.4% of total seismic data acquisition revenue compared to $82.9 million or 85.6% of total seismic data acquisition related revenue for the same period in 2009. During the quarter ended September 30, 2010, our international operations were impacted by a job mix that included less shallow water work and weather related downtime in Australia and Mexico that contributed to lower overall utilization along with project commencement delays in Indonesia..  Conversely, the decrease in international revenues was offset by a full quarter’s contribution from projects in Trinidad and Peru and from a second land crew in Brazil.

Data processing revenue declined to $1.9 million for the three months ended September 30, 2010 as compared to $2.5 million for the same period of 2009. The decline in revenue is the result of depressed pricing in North America and internationally. Additionally, the revenue generated from proprietary data processing work has declined slightly due to the Company’s increased focus on multi-client work in the United States.

Operating Expenses.    Consolidated direct operating costs increased to $112.6 million in the three months ended September 30, 2010 from $67.2 million for the same period in 2009. Changes in operating expense as a percentage of revenues is discussed below and is related to overall increased costs related to operating additional PGS Onshore crews in North America and internationally. Seismic acquisition operating expenses from North America increased by $29.2 million to $39.1 million for the three months ended September 30, 2010. International seismic acquisition expenses also increased by $16.2 million to $71.5 million for the three months ended September 30, 2010.

Seismic acquisition operating expenses increased to $110.6 million for the three months ended September 30, 2010 from $65.2 million for the same period of 2009. Seismic acquisition operating expenses as a percentage of revenue were 82% for the three months ended September 30, 2010 as compared to 67% for the same period in the prior year. This increase in operating expenses as a percentage of revenue is a result of variances in crew utilization and the shift in revenues between North American and international operations.

Seismic acquisition operating expenses from North America for the three months ended September 30, 2010 were $39.1 million, or 68% of total North America seismic data acquisition revenue, compared to $9.9 million, or 87% of total North America seismic data acquisition revenue for the same period in 2009. The costs as a percentage of revenue have decreased due to a higher contribution from multi-client data library sales.

Seismic acquisition operating expenses from international operations for the three months ended September 30, 2010 were $71.5 million, or 96% of total international seismic data acquisition revenue, compared to $55.3 million, or 67% of total international seismic data acquisition revenue for the same period in 2009. International operating expenses are higher as a result of lower utilization and certain fixed costs for idle crews and vessels.

Data processing expenses remained consistent at $2.0 million for the three months ended September 30, 2010 and 2009.

Depreciation and amortization.    Depreciation and amortization expense for the three months ended September 30, 2010 totaled $26.4 million as compared to $16.3 million for the same period of 2009, an increase of $10.1 million or 62%. This is primarily attributable to an increase in fixed assets of $104.1 million from the Acquisition and our entrance into the multi-client data library business in 2009. Amortization of multi-client data for the three months ended September 30, 2010 was $7.0 million, compared to $2.4 million for the same period in 2009.

General and Administrative expenses.    General and administrative expenses for the three months ended September 30, 2010 were $20.0 million, or 15% of revenues, as compared to $13.2 million, or 14% of revenues, for the same period of 2009. General and administrative expenses have increased primarily as a result of integration costs and training and ongoing implementation costs for our new enterprise-wide system to improve the timing and quality of bidding, cost tracking, project management, and financial and operational reporting.

Interest Expense.    Interest expense for the three months ended September 30, 2010 increased by $8.8 million to $10.0 million as compared to $1.2 million for the same period of 2009. This increase is primarily due to the issuance in December of 2009 of the $300 million Senior Secured Notes due 2014, and the conversion of the Preferred Series B-2 shares to mandatorily redeemable preferred stock (Preferred Series C stock) for which dividends are reflected as interest expense in accordance with ASC Topic 480, “Distinguishing liabilities from equity.” Interest on the outstanding bonds is due semiannually on June 15 and December 15 of each year.

Change in Derivative Liabilities.    The $3.5 million non-cash loss for the three months ended September 30, 2010 compared to a non-cash loss of $5.0 million for the three months ended September 30, 2009 is related to recording the change in fair value of the derivatives liabilities. The derivatives were revalued using available market information and commonly accepted valuation methodologies. The valuation of the derivative liabilities is significantly influenced by our stock price which was $21.20 and $6.20 per share at September 30, 2009 and 2010, respectively, compared to $13.65 and $3.83 per share at June 30, 2009 and 2010.

Income Tax.    Provision for income taxes was $0.3 million for the three months ended September 30, 2010 compared to $1.5 million for the same period in 2009. The decrease is due to lower taxable income in 2010 compared to 2009. While the Company had pretax losses during the three months ended September 30, 2010 the income tax provision for this period relates primarily to taxes due in countries with deemed profit tax regimes, withholding taxes and the release of valuation allowance in certain foreign jurisdictions with current year operating profits based on the Company’s reevaluation of the realizability of these future tax benefits.

EBITDA and Net Loss.    EBITDA was $1.5 million for the three months ended September 30, 2010, compared to $16.4 million for the same period of 2009. We had a loss applicable to common stockholders of $38.6 million, or $2.18 per share, for the three months ended September 30, 2010, as compared to a loss applicable to common stockholders of $10.2 million, or $0.95 per share, for the same period of 2009. The decrease in our income applicable to common stockholders of $28.4 million is primarily due to a decrease in operating margin, and increase in depreciation and amortization expense on newly acquired PGS and multi-client data library assets and increase in interest expense, offset by a slight decrease in income taxes.

We define EBITDA as net income (loss) (the most directly generally accepted accounting principle or “GAAP” financial measure) before Interest, Taxes, Other Income (Expense) (including derivative liabilities’ fair value gains/losses, foreign exchange gains/losses, gains/losses on sale of equipment and insurance proceeds, warrant expense and other income/expense), and Depreciation and Amortization. “EBITDA,” as used and defined by us, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with GAAP. EBITDA should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP. However, we believe EBITDA is useful to an investor in evaluating our operating performance because this measure: (1) is widely used by investors in the energy industry to measure a company’s operating performance without regard to items excluded from the calculation of such term, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired, among other factors; (2) helps investors to more meaningfully evaluate and compare the results of our operations from period to period by removing the effect of our capital structure and asset base from its operating structure; and (3) is used by our management for various purposes, including as a measure of operating performance, in presentations to our board of directors, as a basis for strategic planning and forecasting, and as a component for setting incentive compensation. There are significant limitations to using EBITDA as a measure of performance, including the inability to analyze the effect of certain recurring and non-recurring items that materially affect our net income or loss, and the lack of comparability of results of operations of different companies.

See below for reconciliation from net loss applicable to common stockholders to EBITDA (in thousands):

	Three Months Ended
	September 30,
	2009	2010
Net loss (Income) Applicable to Common Stockholders	$(10,201)	(38,566)
Preferred Stock Dividends	2,463	2,317
Net (Loss) Income	(7,738)	(36,249)
Provision for Income Taxes	1,482	311
Interest Expense, net (including Lender Fees)	1,232	9,560
Other Expense (Income) (as defined above)	5,140	1,475
Depreciation and Amortization	16,315	26,360
EBITDA	$16,431	1,457

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Consolidated revenues decreased $29.3 million or 8% to $359.3 million during the nine months ended September 30, 2010 from $388.6 million during the nine months ended September 30, 2009. This decrease is attributed to lower overall utilization and a job mix that included less shallow water work and project commencement delays that led to reduced production during the nine months ended September 30, 2010.  The reduced production will not affect the size or contract value of the jobs involved with these delays.  Increases in North America seismic acquisition revenues offset the decrease in consolidated revenues and are attributed to higher utilization of crews in both proprietary and multi-work work.  Additionally, late sales on the Company’s existing data library added to the revenue increase for the region.

For the nine months ended September 30, 2010, seismic acquisition revenue totaled $352.6 million as compared to $380.8 million for the same period of 2009, a decrease of $28.2 million or 7%. North America revenues increased by $70.6 million to a total of $136.0 million, which represents an increase of 108% from the same nine month period in 2009. Revenues increased as a result of higher crew utilization in the United States coupled with revenues from multi-client in both pre-funding deliveries and late sales.  Multi-client data library licensing revenues totaled $34.3 million and $4.0 million for the nine months ended September 30, 2010 and September 30, 2009, respectively.

Seismic acquisition revenues from international operations for the nine months ended September 30, 2010 were $216.6 million or 61% of total seismic data acquisition revenue compared to $315.4 million or 83% of total seismic data acquisition related revenue for the same period in 2009. Our international operations were impacted by a job mix that included less shallow water work, lower utilization due to delays in contract awards and weather issues along project commencement delays in Angola.  The shortfall in revenues was partially offset by higher production in Peru and Brazil.

Data processing revenue declined to $6.8 million for the nine months ended September 30, 2010 as compared to $7.8 million for the same period of 2009. The decline in revenue is the result of depressed pricing in North America and internationally. Additionally, the revenue generated from proprietary data processing work has declined slightly due to the Company’s increased focus on multi-client work in the United States.

Operating Expenses. Consolidated direct operating costs increased to $298.8 million in the nine months ended September 30, 2010 from $277.9 million for the same period in 2009. Changes in operating expense as a percentage of revenues is discussed below and is related to overall increased costs related to operating additional PGS Onshore crews in North America and internationally. Seismic acquisition operating expenses from North America increased by $42.8 million to $95.8 million for the nine months ended September 30, 2010. International seismic acquisition expenses decreased by $22.3 million to $196.2 million for the nine months ended September 30, 2010.

Seismic acquisition operating expenses increased to $292.0 million for the nine months ended September 30, 2010 from $271.5 million for the same period of 2009. Seismic acquisition operating expenses as a percentage of revenue were 83% for the nine months ended September 30, 2010 as compared to 71% for the same period in the prior year. This increase in operating expenses as a percentage of revenue is a result of higher idle costs in International operations coupled with a change in the Company’s job mix globally.

Seismic acquisition operating expenses from North America for the nine months ended September 30, 2010 were $95.8 million, or 70% of total North America seismic data acquisition revenue, compared to $53.0 million, or 81% of total North America seismic data acquisition revenue for the same period in 2009. The costs as a percentage of revenue have decreased due to a higher contribution from multi-client data library sales coupled with increased crew efficiency and equipment utilization as a result of the Acquisition.

Seismic acquisition operating expenses from international operations for the nine months ended September 30, 2010 were $196.2 million, or 91% of total international seismic data acquisition revenue, compared to $218.5 million, or 69% of total international seismic data acquisition revenue for the same period in 2009. International operating expenses are lower as a result of decreased activity levels due to delays in project awards and project commencements; however the percentage as compared to revenue is higher due to certain fixed costs for idle crews and vessels.

Data processing expenses were slightly higher at $6.9 million for the nine months ended September 30, 2010 compared to $6.4 million for the same period in 2009. To remain competitive, we accepted lower margin jobs while processing a higher volume of data during 2010.

Depreciation and amortization.    Depreciation and amortization expense for the nine months ended September 30, 2010 totaled $70.6 million as compared to $41.7 million for the same period of 2009, an increase of $28.9 million or 69%. This is attributable to an increase in fixed assets of $104.1 million from the Acquisition and our entrance into the multi-client data library business in late 2009. Amortization of multi-client data for the nine months ended September 30, 2010 was $17.4 million.  The Company did not have results from the multi-client business in the nine month period ended September 30, 2009.

General and Administrative expenses.    General and administrative expenses for the nine months ended September 30, 2010 were $61.0 million, or 17% of revenues, as compared to $39.1 million, or 10% of revenues, for the same period of 2009. General and administrative expenses have increased primarily as a result of integration costs and training and ongoing implementation costs for our new enterprise-wide system to improve the timing and quality of bidding, cost tracking, project management, and financial and operational reporting. The Company anticipates these costs to be a reduced part of ongoing business.

Interest Expense.    Interest expense for the nine months ended September 30, 2010 increased by $25.5 million to $30.0 million as compared to $4.5 million for the same period of 2009. This increase is primarily due to the issuance in December 2009 of the $300 million Senior Secured Notes due 2014, and the conversion of the Preferred Series B-2 shares to mandatorily redeemable preferred stock (Preferred Series C stock) for which dividends are reflected as interest expense in accordance with ASC Topic 480, “Distinguishing liabilities from equity.”  Interest on the outstanding bonds is due semiannually on June 15 and December 15 of each year.

Change in Derivative Liabilities.    The $1.4 million non-cash gain for the nine months ended September 30, 2010 compared to a non-cash loss of $9.6 million for the nine months ended September 30, 2009 is related to recording the change in fair value of the derivatives liabilities. The derivatives were revalued using available market information and commonly accepted valuation methodologies.

Income Tax.    Provision for income taxes was $2.6 million for the nine months ended September 30, 2010 compared to $18.3 million for the same period in 2009. The decrease is due to lower taxable income in 2010 compared to 2009. While the Company had pretax losses during the nine months ended September 30, 2010 the income tax provision for this period relates primarily to taxes due in countries with deemed profit tax regimes, withholding taxes and the release of valuation allowance in certain foreign jurisdictions with current year operating profits based on the Company’s reevaluation of these future tax benefits.

EBITDA and Net Loss.    EBITDA was a loss of $0.5 million for the nine months ended September 30, 2010, compared to $71.6 million for the same period of 2009. We had a loss applicable to common stockholders of $109.3 million, or $6.31 per share, for the nine months ended September 30, 2010, as compared to a loss applicable to common stockholders of $10.3 million, or $0.95 per share, for the same period of 2009. The decrease in our income applicable to common stockholders of $99.0 million is primarily due to a decrease in operating margin, an increase in depreciation and amortization expense on newly acquired PGS and multi-client data library assets and an increase in interest expense as a result of the bonds issued in December 2009.  These costs were offset by a slight decrease in income taxes due to the lower income from continuing operations.

See below for reconciliation from net loss applicable to common stockholders to EBITDA (in thousands):

	Nine Months Ended
	September 30,
	2009	2010
Net loss (Income) Applicable to Common Stockholders	$(10,259)	(109,322)
Preferred Stock Dividends	7,261	6,525
Net (Loss) Income	(2,998)	(102,797)
Provision for Income Taxes	18,281	2,625
Interest Expense, net (including Lender Fees)	4,328	31,095
Other Expense (Income) (as defined above)	10,279	(2,025)
Depreciation and Amortization	41,678	70,562
EBITDA	$71,568	(540)

Liquidity and Capital Resources

Our primary sources of cash flow are generated from our operations including multi-client prefunding, debt and equity offerings, our revolving credit facility, and trade credit. Our primary uses of cash are operating expenses, crew mobilizations and expenditures associated with upgrading and expanding our capital asset base. As of September 30, 2010, we had available liquidity as follows:

Available cash:	$53.8 million
Undrawn borrowing capacity under the RBC Facility (as defined below):	$14.0 million
Net available liquidity at September 30, 2010:	$67.8 million

We maintain various foreign bank overdraft facilities used to fund short-term working capital needs. At September 30, 2010, there were no amounts outstanding under these facilities and we had approximately $5.1 million of availability. However, due to the limitations on the ability to remit funds to the United States, this amount has not been included in the available liquidity table above although it is available for use in other countries.

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2009 and 2010 (in thousands):

	Nine Months Ended September 30,
	2009	2010
Cash provided by (used in):
Operating activities	$59,443	$38,990
Investing activities	(33,122)	49,250
Financing activities	(20,267)	(44,644)

Net cash provided by operating activities was $39.0 million for the nine months ended September 30, 2010 compared to $59.4 million for the nine months ended September 30, 2009. The decrease in operational cash flow is mainly driven by operating loss during the period, offset by non cash charges and receivable collections of $82.0 million.

Net cash provided by investing activities was $49.3 million for the nine months ended September 30, 2010 compared to net cash used in investing activities of $33.1 million for the nine months ended September 30, 2009. The 2010 amounts primarily result from changes in restricted cash for $303.8 million, offset by cash used for the Acquisition of $180.8 million, investments in multi-client data library of $30.6 million and capital expenditures of $41.0 million.  During 2009, $34.0 million in cash was invested in equipment and multi-client data library, which was offset slightly by $0.9 million in funds received for disposition of property and equipment.

Net cash used in financing activities was $44.6 million for the nine months ended September 30, 2010 as compared to net cash used by financing activities of $20.3 million for the nine months ended September 30, 2009. The cash used in financing activities during the 2010 period represents primarily amounts used for repayment of substantially all of our pre-acquisition debt, except for our Senior Secured Notes, on the date of the Acquisition. Net cash used during this period was partially offset by net borrowings under the RBC Facility of $26.0 million.  For the nine months ended September 30, 2009, borrowings of $118.8 million were offset by repayment of debt, capital leases and vendor financing totaling $139.0 million and $0.1 million in stock issuance costs.

Revolving Credit Facility

RBC Credit Facility.    On February 12, 2010, Geokinetics Holdings entered into a revolving credit and letters of credit facility with a group of lenders led by RBC. The revolving credit facility matures on February 12, 2013. Effective June 30, 2010, the Company entered into Amendment No. 1 to the revolving credit facility which reset certain financial covenants for the quarters ending June 30, 2010 and September 30, 2010 and reduced the permitted outstanding borrowing under the facility from $50 million to $40 million. On September 30, 2010, Geokinetics Holdings entered into Waiver and Amendment No. 2 which provides a waiver of specific events of default that would have occurred on September 30, 2010 for failure to comply with financial covenant requirements (minimum total leverage ratio, minimum interest coverage ratio and maximum fixed charge coverage ratio) and revise certain covenant and reporting requirements for future periods.

Borrowings outstanding under the revolving credit facility bear interest at a floating rate based on the greater of: (i) 3% per year, (ii) the Prime Rate, (iii) 0.5% above the Federal Funds Rate, or iv) 1% above one month LIBOR; plus an applicable margin from 4.5% to 6.5% depending on the Company’s total leverage ratio. The rate was 8.75% at September 30, 2010. The outstanding balance of this revolving credit facility was $26 million as of September 30, 2010 and $29 million on November 5, 2010.

Borrowings under the revolving credit facility are guaranteed by Geokinetics and each of its existing and each subsequently acquired or organized wholly-owned U.S. direct or indirect subsidiary of Geokinetics. Each of the entities guaranteeing the revolving credit facility will secure the guarantees on a first priority basis with a lien on substantially all of the assets of such guarantor. Borrowings under the facility are effectively senior to the outstanding senior secured notes pursuant to an inter-creditor agreement. The facility also contains restrictions on liens, investments, indebtedness, mergers and acquisitions, dispositions, certain payments, and other specific transactions.

The revised financial covenants in Amendment No. 2 including monthly minimum total revenues and consolidated cumulative adjusted EBITDA for the months ending September 30, October 31, and November 30, 2010.  Minimum total revenues per month must total $50 million, $60 million, and $60 million for the months ended September 30, October 31, and November 30, 2010, respectively.  Monthly minimum consolidated cumulative adjusted EBITDA must total $7.9 million, $17.6 million, and $30.1 million for the period beginning on September 1, 2010 until and including September 30, October 31, and November 30, 2010, respectively.  he Company was in compliance with the revised covenant minimums of $50 million of revenue and $7.9 million cumulative EBITDA for the month ending September 30, 2010. While the Company believes it will remain in compliance with the revised covenants through November 30, 2010, our actual results may differ from our forecasts, and may be affected by events beyond the Company’s control. As a result, we cannot assure you that we will be able to comply with these restrictions and covenants or meet such financial ratios and tests.

Further, the financial covenants defined in the original revolving credit facility have not been amended for the December 31, 2010 measurement date and beyond. Based on our current forecasts, it is likely that we will be unable to comply with certain of the financial covenants in our revolving credit facility at the December 31, 2010 measurement date or beyond, which are based on results from the trailing twelve months. We are in ongoing discussions with the lenders under the credit facility to amend the covenants, but no assurance can be made that we will be successful in such negotiations, or as to the terms or costs of any such amendment or waiver if agreed to.  Therefore, the outstanding balance of $26 million has been presented as short term debt in the September 30, 2010 balance sheet.

If we are unable to comply with the restrictions and covenants in our debt agreements, including our senior secured revolving credit facility, there could be a default under the terms of these agreements. In the event of a default under these agreements, lenders could terminate their commitments to lend or accelerate the loans and declare all amounts borrowed due and payable. Borrowings under other debt instruments that contain cross-acceleration or cross-default provisions may also be accelerated and become due and payable. If any of these events occur, our assets might not be sufficient to repay in full all of our outstanding indebtedness and we may be unable to find alternative financing. Even if we could obtain alternative financing, it might not be on terms that are favorable or acceptable to us. Additionally, we may not be able to amend its debt agreements or obtain needed waivers on satisfactory terms or without incurring substantial costs.  Failure to maintain existing or secure new financing could have a material adverse effect on our liquidity and financial position.

Senior Secured Notes Due 2014

On December 23, 2009, Geokinetics Holdings issued $300 million of 9.75% Senior Secured Notes due 2014 (the “Notes”) in a private placement to institutional buyers at an issue price of 98.093% of the principal amount. The net proceeds the Company received in connection with the issuance of the Notes have been recorded in long-term debt ($294.3 million) in the consolidated financial statements. The discount is being accreted as an increase to interest expense over the term of the Notes. At September 30, 2010, the effective interest rate on the Notes was 10.2%, which includes the effect of the discount accretion.

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

Capital Lease Obligations

We have four equipment lease agreements with Bradesco Leasing in Brazil with terms of 36 months at a rate of 10.1% per year. The original amount of the leases was approximately $3.0 million and the balance at September 30, 2010 was approximately $1.2 million.

Other

We maintain a foreign bank line of credit and overdraft facilities used to fund short-term working capital needs. At September 30, 2010, the balance of the foreign line of credit facilities was $1.6 million. There were no outstanding balances under the overdraft facilities at September 30, 2010, and we had approximately $5.1 million of availability.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the first nine months of 2010 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from the use of financial instruments in the ordinary course of business. These risks arise primarily as a result of potential changes to operating concentration and credit risk, changes in interest rates and foreign currency exchange rate risks.  Additionally, we are exposed to market risk with respect to our own equity securities.  These risks are further discussed below.

•                  Concentration and credit risk: Our principal market risks include fluctuations in commodity prices which affect demand for and pricing of our services and the risk related to the concentration of our customers in the oil and natural gas industry.  Since all of our customers are involved in the oil and natural gas industry, there may be a positive or negative effect on our exposure to credit risk because our customers may be similarly affected by changes in economic and industry conditions. As an example, changes to existing regulations or the adoption of new regulations may unfavorably impact us, our suppliers or our customers.  In the normal course of business, we provide credit terms to our customers. Accordingly, we perform ongoing credit evaluations of our customers and maintain allowances for possible losses which, when realized, have been within the range of our expectations. We believe that our unreserved trade receivables at September 30, 2010, of $126.2 are collectible and that our allowance for doubtful accounts is adequate.

We generally provide services to a relatively small group of key customers that account for a significant percentage of our accounts receivable at any given time. Our key customers vary over time. We extend credit to various companies in the oil and natural gas industry, including our key customers, for the acquisition of seismic data, which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in the economic or other conditions of our key customers and may accordingly impact our overall credit risk. If any of these significant clients were to terminate their contracts or fail to contract for our services in the future because they are acquired, alter their exploration or development strategy, or for any other reason, our results of operations could be affected. For the year ended December 31, 2009, our top ten customers were Sonangol, Petroandina, Petrobel, Petroleo Brasileiro S.A.-Petrobras (“Petrobras”), ANH Sinu, Staatsolie, Agência Nacional do Petróleo (“ANP”), Petronas Carigali Pertamina Petrovietnam Operating Company, Sdn bhd.(“PCPPOC”), International Egyptian Oil Company (“IEOC”), and Seismic Exchange , Inc. These top 10 customers represented 70% of our consolidated revenue for 2009.

Our two largest customers in 2009, Sonangol and Petroandina, accounted for 20% and 14% of total revenue, respectively. Because of the nature of our contracts and customers’ projects, our largest customers can change from year to year and the largest customers in any year may not be indicative of the largest customers in any subsequent year.

•                  Interest Rate Risk.  We are exposed to changes in interest rates through our fixed rate long-term debt. Typically, the fair market value of fixed rate long-term debt will increase as prevailing interest rates decrease and will decrease as prevailing interest rates increase. The fair value of our long-term debt is estimated based on quoted market prices where applicable, or based on the present value of expected cash flows relating to the debt discounted at rates currently available to us for long-term borrowings with similar terms and maturities. The estimated fair value of our long-term debt was $265.8 million as of September 30, 2010 and $400.0 million at December 31, 2009, which was $58.2 million less than its carrying value of $324.0 million as of September 30, 2010 and $35.1 million more than its carrying value of $364.9 million as of December 31, 2009

We are exposed to the impact of interest rate changes on the outstanding indebtedness under our senior credit facility which has variable interest rates. Amounts drawn under the credit facility bear interest at variable rates based on LIBOR plus a margin or the alternative base rate as defined in the agreement. The interest rate margin applicable to LIBOR advances varies based on our total leverage ratio. The hypothetical impact on an average outstanding balance of our variable rate indebtedness of $20 million from a hypothetical 100 basis point increase in interest rates would be an increase in interest expense of approximately $0.5 million per quarter.

We have cash in bank and restricted cash which, at times, may exceed federally insured limits. Restricted cash includes cash held to collateralize standby letters of credit and performance guarantees. Historically, we have not experienced any losses in such accounts. Recent volatility in financial markets may impact our credit risk on cash and short-term investments. At September 30, 2010, unrestricted and restricted cash and cash equivalents totaled $57.3 million.

•                  Foreign Currency Exchange Rate Risk.  We operate in a number of international areas and are involved in transactions denominated in currencies other than the U.S. dollar, which expose us to foreign currency exchange rate risk. We utilize the payment structure of customer contracts to selectively reduce our exposure to exchange rate fluctuations in connection with monetary assets, liabilities and cash flows denominated in certain foreign currencies. We do not hold or issue foreign currency forward contracts, option contracts or other derivative financial instruments for speculative purposes.

We have designated the U.S. dollar as the functional currency for most of our operations in international locations because we contract with customers, purchase equipment and finance capital using the U.S. dollar. In those countries where we have designated the U.S. dollar as the functional currency, certain assets and liabilities of foreign operations are translated at historical exchange rates, revenues and expenses in these countries are translated at the average rate of exchange for the period, and all translation gains or losses are reflected in the period’s results of operations. In those countries where the U.S. dollar is not designated as the functional currency, revenues and expenses are translated at the average rate of exchange for the period, assets and liabilities are translated at end of period exchange rates and all translation gains and losses are included in accumulated other comprehensive income (loss) within stockholders’ equity.

Our net foreign exchange loss attributable to our international operations was $0.4 million for the nine months ended September 30, 2010. There are many factors affecting foreign exchange rates and resulting exchange gains and losses, most of which are beyond our control. During the nine months ended, September 30, 2010, we derived $216.6 million or 61% of our revenues from international operations. It is not possible for us to predict the extent to which we may be affected by future changes in exchange rates and exchange controls.

•                  Equity risk: Under the terms of our Series B-1 Preferred Stock and existing warrants and options to purchase our common stock, the holders of these instruments are given an opportunity to profit from a rise in the market price of our common stock that, upon the conversion of our Series B-1 Preferred Stock and the exercise of the warrants and/or options, could result in dilution in the interests of our other stockholders.  As fully described in Note 6 to the Condensed Consolidated Financial Statements, Series B-1 stockholders have various additional rights, including dividends, consent of holders to, among other things, enter into a business combination or declare dividends. The holders of our preferred stock have the preemptive right to acquire shares of our common stock that we may offer for cash in the future, other than shares sold in a public offering and the conversion price of the Series B-1 shares is subject to a down-round provision which may increase their holdings in the event of any offering.  The terms on which we may obtain additional financing may be adversely affected by the existence and potentially dilutive impact of our Series B-1 Preferred Stock, and common stock options and warrants.

The Company is required to account for the conversion feature preferred stock related embedded derivative and investor warrants as derivative liabilities.  The Company is required to mark to market in each reporting quarter the value of the embedded derivative and investor warrants. The Company revalues these derivative liabilities at the end of each reporting period. Derivative liabilities are presented as a long-term liability on the balance sheet and totaled $8.5 million and $9.3 million as of September 30, 2010 and December 31, 2009, respectively. The periodic change in value of the derivative liabilities is recorded as either non-cash derivative income (if the value of the embedded derivative and investor warrants decrease) or as non-cash derivative expense (if the value of the embedded derivative and investor warrants increase).  Although the values of the embedded derivative and warrants are affected by interest rates, the remaining contractual conversion period and the Company’s stock volatility, the primary cause of the change in the values will be the value of the Company’s common stock.  If the stock price goes up, the value of these derivatives will generally increase and if the stock price goes down the value of these derivatives will generally decrease.  Our stock has historically been volatile; as a result, periodic gain or loss from change in fair value of derivative liabilities may be material.  Change in fair-value of derivatives is detailed in the Condensed Consolidated Statements of Operations under the section Other Income (expenses) and is discussed in the previous section.  Gain (loss) from change in fair value of derivative liabilities was ($3.5) million and $1.4 million for the three and nine months ended September 30, 2010, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have performed an evaluation of the design, operation and effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2010. Based on that evaluation, our principal executive officer and principal financial officer concluded that such disclosure controls and procedures were not effective. See “Material Weaknesses” below.

Changes in Internal Control

Other than the remediation measure described below under “Remediation” there have not been any changes in our internal control over financial reporting (as defined in the Exchange Act Rule 13a-15(f) of the Securities Exchange Act) during the three months ending September 30, 2010, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Material Weaknesses

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2009 and the nine months ended September 30, 2010, we identified control deficiencies that constitute material weaknesses in the design and operation of our internal control over financial reporting. The following material weaknesses were present at December 31, 2009 and at September 30, 2010.

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

• Accounting for Derivative Financial Instruments:  We identified a material weakness related to accounting for derivatives. The Company’s procedures to assess and identify the impact of Recently Issued Accounting Pronouncements were not sufficient, as evidenced by our failure to identify the impact of ASC 815-40-15 “Derivatives and Hedging-Contracts in Entity’s Own Equity-Scope and Scope Exceptions,” which became effective January 1, 2009 and require us to account for derivative liabilities related to the conversion feature of our preferred stock and warrants at fair value and to mark to market each instrument at the end of each reporting period.

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

Remediation

We have implemented a remediation program, including the establishment of additional controls that are intended to strengthen our internal controls over financial reporting generally and to specifically address the material weaknesses discussed above. This remediation program includes the following:

• Financial Statement Close Process:  We continue updating existing accounting policies and procedures, and developing new policies and procedures when identified, enhancing our corporate, regional, and local accounting controls, optimizing our period-end close processes and activities, and filling key positions to bring experience in financial statement preparation, as well as skills related to the review and analysis of complex accounting transactions, including further SEC reporting depth at both the corporate and subsidiary levels. On October 13, 2010, our board of directors appointed Gary L. Pittman as Executive Vice President and Chief Financial Officer. He has more than 25 years of senior financial management experience and has previously served as the Chief Financial Officer at five public companies, primarily in the energy industry. His experience will add depth to our SEC reporting process.   In early 2010, we engaged outside advisors to serve as interim Chief Information Officer, Chief Accounting Officer, and Corporate Controller. As part of the PGS Onshore acquisition, the Company began integrating additional experienced accounting and finance professionals who will further enhance the financial statement close process.

•Taxes Related to International Operations:  We re-designed our controls around the corporate income tax provision to include enhancing existing controls, adding new controls, and targeting efforts on improving our accounting for intercompany transactions. We also significantly improved our tax experience and knowledge base by hiring a Vice President of Tax and Corporate Tax Manager with over 30 and 27 years of experience, respectively, in international tax matters. In addition, we have added an intercompany accountant and intend to add additional tax resources at our corporate and international locations. These individuals will analyze and monitor the related income and other tax obligations and provide training in all the taxing jurisdictions in which we operate. The addition of staff in these areas will provide for an enhanced level of pre-bid planning, research, analysis and review of complex international tax issues related to our existing and future tax jurisdictions. We have in the past used, and we intend to continue to use, third-party tax service providers for the more complex areas of our income tax, accounting and related issues.

•Accounting for Derivative Financial Instruments:  During July 2010, the Company engaged a Big 4 public accounting firm to advise the Company’s management on proper identification, measurement and reporting derivative financial instruments and determination of the related fair values. During the quarter ended September 30, 2010, we filed restated consolidated financial statements from the proper adoption date of January 1, 2009. In these financial statements for the three and nine months ended September 30, 2009 and 2010, we have recorded derivative financial instruments and their related changes in fair value in accordance with current accounting principles.

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

We believe that these actions and resulting improvement in controls will strengthen our disclosure controls and procedures, as well as our internal control over financial reporting, and will, over time, address the material weaknesses that we identified as of December 31, 2009 and September 30, 2010.

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

Item 1A.  Risk Factors

Other than as described in this Section, there has been no material changes in the risk factors included in our Form 10-K/A for the year ended December 31, 2009.

As discussed in our risk factors in our Form 10-K/A, we are subject to stringent environmental laws and regulations that may expose us to significant costs and liabilities.  Our customers are also impacted by these laws and regulations. The recent oil spill in the Gulf of Mexico may increase proposed legislation or new regulation, any such future laws and regulations could result in increased compliance costs or additional operating restrictions which may adversely affect the financial health of our customers or decrease the demand for our services.

We may be unable to comply with the maintenance covenants in our senior revolving credit facility. If we are unable to comply with the restrictions and covenants in our debt agreements, there could be a default under the terms of such agreements, which could result in an acceleration of repayment.  Failure to maintain existing or secure new financing could have a material adverse effect on our liquidity and financial position.

On October 1, 2010, we amended the credit agreement for our senior revolving credit facility to provide a waiver of specific events of default for the quarter ended September 30, 2010. The amendment defines newly imposed financial covenants including monthly minimum total revenues and consolidated cumulative adjusted EBITDA for the months ending September 30, October 31, and November 30, 2010. While the Company believes it will remain in compliance with these covenants, through November 30, 2010, our actual results may differ from our forecasts, and these differences may be material. Our ability to comply with these restrictions and covenants, including meeting financial ratios and tests, may be affected by events beyond the Company’s control. As a result, we cannot assure you that we will be able to comply with these restrictions and covenants or meet such financial ratios and tests.

Further, based on our current forecasts, it is likely that we will be unable to comply with all financial covenants in our senior revolving credit facility at the December 31, 2010 measurement date or beyond which have not been amended beyond the November 30, 2010 measurement date, which are based on results from the trailing twelve months. We are in ongoing discussions with the lenders under the credit facility to amend the covenants, but no assurance can be made that we will be successful in such negotiations, or as to the terms or costs of any such amendment or waiver if agreed to.  Therefore, the outstanding balance of $26 million has been presented as short term debt in the September 30, 2010 balance sheet.

If we are unable to comply with the restrictions and covenants in our debt agreements, including our senior secured revolving credit facility, there could be a default under the terms of these agreements. In the event of a default under these agreements, lenders could terminate their commitments to lend or accelerate the loans and declare all amounts borrowed due and payable. Borrowings under other debt instruments that contain cross-acceleration or cross-default provisions may also be accelerated and become due and payable. If any of these events occur, our assets might not be sufficient to repay in full all of our outstanding indebtedness and we may be unable to find alternative financing. Even if we could obtain alternative financing, it might not be on terms that are favorable or acceptable to us. Additionally, we may not be able to amend our debt agreements or obtain needed waivers on satisfactory terms or without incurring substantial costs.  Failure to maintain existing or secure new financing could have a material adverse effect on our liquidity and financial position.

Holders of our preferred stock vote as a class with our common stock and have the ability to cast approximately 31% of the votes on matters submitted to a vote of our stockholders, and so will have significant influence on matters submitted to a vote of our stockholders.  Holders of our preferred stock also have the right to consent to certain corporate actions, which will prevent us from undertaking those actions without the consent of the holders of our preferred stock.

Approximately 91% of our outstanding convertible preferred stock is held by Avista and its affiliates, and Avista owns an additional 2,863,954 shares of our common stock at September 30, 2010.  The preferred stock votes as a class with our common stock on an as converted basis, and represents approximately 31% of the outstanding voting power of the Company. In addition, the terms of the preferred stock provide that while the preferred stock is outstanding, the holders of preferred stock voting together as a class are entitled to elect one director of the Company. Accordingly, Avista and the holders of our preferred stock are able to substantially influence matters submitted to a vote of our stockholders, including the election of directors.  Currently, two members of our board of directors are affiliates of Avista.

In addition, the holders of a majority of the outstanding shares of preferred stock, are required to approve each of the following transactions,

•                  Any amendment to our certificate of incorporation or by-laws,

•                  Any payment of a dividend to holders of our common stock or any repurchase of our common stock,

•                  Any sale of all or substantially all of our assets and the assets of our subsidiaries, or any merger or consolidation with another person if our stockholders immediately prior to the merger own less than 50% of the entity resulting from the merger,

•                  Any reclassification or reorganization of our common stock,

•                  The issuance of any stock on parity with or having preference to the preferred stock,

•                  Certain transaction with our management, related parties or affiliates, unless unaffiliated members of our board of directors approve the transaction, or

•                  Any increase or decrease in the number of directors on our board.

The holders of our preferred stock have the preemptive right to acquire shares of our common stock that we may offer for cash in the future, other than shares sold in a public offering.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit No.	Description

10.1

Amendment No. 2 to the Credit Agreement dated as of October 1, 2010 by and among Geokinetics Holdings and Royal Bank of Canada as administrative and collateral agent to the certain lenders named therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed October 4, 2010, file no. 0001104659-10-051144)

10.2

Employment Agreement dated as of October 13, 2010 between Gary L. Pittman and Geokinetics Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 14, 2010, file no. 0001104659-10-052352)

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

GEOKINETICS INC.

Date: November 9, 2010	/s/ Richard F. Miles
Richard F. Miles
President and Chief Executive Officer

Date: November 9, 2010	/s/ Gary L. Pittman
Gary L. Pittman
Executive Vice President and Chief Financial Officer

Date: November 9, 2010	/s/ Ronald D. Cayon
Ronald D. Cayon
Principal Accounting Officer