Form 10-Q
period 2011-03-31
GEOKINETICS INC
filed 2011-05-16
CIK 314606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2010, computed by reference to the closing sale price of the registrant’s common stock on the NYSE AMEX on such date: $40.7 million.

Common Stock, par value $0.01 per share.  Shares outstanding on May 6, 2011:  17,823,990 shares

GEOKINETICS INC.

INDEX

Glossary of Certain Defined Terms:

2002 Plan	2002 Stock Awards Plan
2007 Plan	2007 Stock Awards Plan
2010 Plan	2010 Stock Awards Plan
2010 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2010
2D	Two-dimensional
3D	Three-dimensional
4D	Four-dimensional
Amendment No. 1	Amendment to the revolving credit facility entered into on June 30, 2010
Amendment No. 2	Amendment to the revolving credit facility entered into on October 1, 2010
Amendment No. 3	Amendment to the revolving credit facility entered into on December 13, 2010
Amendment No. 4	Amendment to the revolving credit facility entered into on April 1, 2011
ASC	Accounting Standards Codification
ASU	Accounting Standard Update
Avista	Avista Capital Partners
Board	Geokinetics Board of Directors
CIT	CIT Group Equipment Financing, Inc.
Company	Geokinetics Inc., collectively with its subsidiaries
E&P Companies	National oil companies, major international oil companies, independent oil and gas exploration and production companies, collectively
EBITDA	Earnings before interest, taxes, depreciation and amortization
FASB	Financial Accounting Standards Board
GAAP	United States generally accepted accounting principles
Geokinetics	Geokinetics Inc., collectively with its subsidiaries
Holdings	Geokinetics Holdings USA, Inc.
Levant	Levant America, S.A.
LIBOR	London InterBank Offered Rate
NYSE Amex	New York Stock Exchange Amex
Notes	9.75% Senior Secured Notes issued in December 2009, due December 2014
OBC	Ocean bottom cable
PGS	Petroleum Geo-Services ASA
PGS Onshore	PGS’s worldwide onshore seismic data acquisition and multi-client library business
PNC	PNC Bank, National Association
Prime Rate	The lowest rate of interest at which money may be borrowed commercially
RBC	Royal Bank of Canada
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933
Trace Acquisition	Acquisition of Trace Energy Services, Ltd. in December 2005
Transition zone	An area in which water is too shallow for acquisition of marine seismic data with towed streamers, such as near the shoreline, marshes and lagoons

Geokinetics Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,783	$42,851
Restricted cash	1,756	2,455
Accounts receivable, net of allowance for doubtful accounts of $4,505 at March 31, 2011 and $2,519 at December 31, 2010	168,460	165,323
Deferred costs	23,033	22,766
Prepaid expenses	16,252	12,722
Other current assets	8,696	6,568
Total current assets	268,980	252,685
Property and equipment, net	254,360	266,404
Goodwill	132,376	131,299
Multi-client data library, net	51,554	53,212
Deferred financing costs, net	11,223	11,794
Other assets, net	9,438	9,770
Total assets	$727,931	$725,164

LIABILITIES, MEZZANINE AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,668	$1,634
Accounts payable	84,146	65,417
Accrued liabilities	73,421	75,694
Deferred revenue	57,461	49,537
Income taxes payable	14,943	15,997
Total current liabilities	231,639	208,279
Long-term debt and capital lease obligations, net of current portion	328,969	319,284
Deferred income taxes	16,174	16,169
Derivative liabilities	34,170	38,271
Mandatorily redeemable preferred stock	47,505	45,265
Other liabilities	1,122	1,122
Total liabilities	659,579	628,390
Commitments and contingencies
Mezzanine equity:
Preferred stock, Series B Senior Convertible, $10.00 par value; 2,500,000 shares authorized, 326,952 shares issued and outstanding at March 31, 2011 and 319,174 shares issued and outstanding at December 31, 2010	76,834	74,987
Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized, 18,126,617 shares issued and 17,823,990 shares outstanding at March 31, 2011 and 18,118,290 shares issued and 17,804,459 shares outstanding at December 31, 2010	179	179
Additional paid-in capital	229,479	230,977
Accumulated deficit	(238,160)	(209,389)
Accumulated other comprehensive Income	20	20
Total stockholders’ equity (deficit)	(8,482)	21,787
Total liabilities, mezzanine and stockholders’ equity	$727,931	$725,164

See accompanying notes to the condensed consolidated financial statements.

Geokinetics Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues
Seismic data acquisition	$184,915	$103,264
Data processing	2,722	2,484
Total revenue	187,637	105,748
Expenses:
Seismic data acquisition	148,280	81,404
Data processing	1,899	2,480
Depreciation and amortization	40,537	19,588
General and administrative	18,214	20,093
Total expenses	208,930	123,565
Loss on disposal of property and equipment	(191)	(391)
Loss from operations	(21,484)	(18,208)
Other income (expenses):
Interest income	209	168
Interest expense	(11,358)	(10,173)
Loss on early redemption of debt	—	(2,517)
Gain from change in fair value of derivative liabilities	4,443	1,107
Foreign exchange gain (loss)	(47)	949
Other, net	100	360
Total other expenses, net	(6,653)	(10,106)
Loss before income taxes	(28,137)	(28,314)
Provision for income taxes	634	445
Net Loss	(28,771)	(28,759)
Preferred stock dividends and accretion costs	(2,203)	(2,392)
Loss applicable to common stockholders	$(30,974)	$(31,151)

For Basic and Diluted Shares:
Loss per common share	$(1.74)	$(1.84)
Weighted average common shares outstanding	17,824	16,915

See accompanying notes to the condensed consolidated financial statements.

  Geokinetics Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES
Net loss	$(28,771)	$(28,759)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	40,537	19,588
Bad debt expense	1,986	225
Loss on prepayment of debt, amortization of deferred financing costs, and accretion of debt discount	1,185	3,479
Stock-based compensation	705	603
Loss on sale of assets	191	391
Change in fair value of derivative liabilities	(4,443)	(1,107)
Changes in operating assets and liabilities:
Restricted cash, net of financing portion	699	(1,947)
Accounts receivable	(5,123)	25,961
Prepaid expenses and other assets	(5,467)	(2,647)
Deferred costs	(267)	571
Accounts payable	18,729	(24,655)
Deferred revenue	7,924	9,794
Accrued liabilities and other liabilities	(1,359)	(21,304)
Net cash provided by (used in) operating activities	26,526	(19,807)
INVESTING ACTIVITIES
Investment in multi-client data library	(18,639)	(5,143)
Acquisition, net of cash acquired	—	(180,832)
Purchases and acquisition of property and equipment	(8,293)	(2,058)
Purchases of other assets	(1,079)	—
Proceeds from disposal of property and equipment	49	118
Change in restricted cash held for purchase of PGS Onshore	—	303,803
Net cash provided by (used in) investing activities	(27,962)	115,888
FINANCING ACTIVITIES
Proceeds from issuance of debt	10,000	10
Proceeds from common stock issuance, net	—	1,762
Payments on capital lease obligations and vendor financing	(367)	(23,673)
Payments on debt	(200)	(44,864)
Payments of debt issuance costs	(65)	(1,790)
Net cash provided by (used in) financing activities	9,368	(68,555)
Net increase in cash	7,932	27,526
Cash at the beginning of period	42,851	10,176
Cash at the end of period	$50,783	$37,702

Supplemental disclosures of cash flow information:
Cash disclosures:
Interest paid	$739	$924
Income taxes paid	$2,451	$3,049
Non-cash disclosures:
Capitalized depreciation to multi-client data library	$1,392	$158

See accompanying notes to the condensed consolidated financial statements.

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: General

Organization

The Company, a Delaware corporation founded in 1980, is based in Houston, Texas.  The Company is a global provider of seismic data acquisition, processing and interpretation services, and a leader in providing land, transition zone and shallow water OBC environment geophysical services.  These geophysical services include acquisition of 2D, 3D, time-lapse 4D and multi-component seismic data surveys, data processing and interpretation services and other geophysical services for customers in the oil and natural gas industry, which include E&P companies in North America, Latin America (including Mexico), Africa, Asia Pacific and the Middle East.  Seismic data is used by E&P companies to identify and analyze drilling prospects and maximize successful drilling.  The Company also performs a significant amount of work for seismic data library companies that acquire seismic data to license to other E&P companies.  In addition, the Company owns a multi-client data library whereby it maintains full or partial ownership of data acquired; client access is provided via licensing agreements.  The Company’s multi-client data library consists of data covering various areas in the United States, Canada, Brazil and Australia.

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC.  Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  The Company believes that the presentations and disclosures herein are adequate for a fair presentation.  The unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods presented.  These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its 2010 Form 10-K.  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

The unaudited interim condensed consolidated financial statements include the accounts of Geokinetics Inc. and its subsidiaries.  All significant intercompany transactions have been eliminated in consolidation.  The consolidated financial statements of the Company have been prepared on the accrual basis of accounting in accordance with GAAP.  The results of operations of the Company for the three months ended March 31, 2010 include the results of operations of PGS Onshore since February 12, 2010, which may affect comparability of certain of the financial information included herein.

Certain prior period amounts have been reclassified to conform to current period financial statement presentation.

Recent Developments

On May 16, 2011, the Company received a commitment from lenders for a $50.0 million senior secured revolving credit facility of which the proceeds will be used to retire the outstanding amount under the existing revolving credit facility and for additional working capital.  Borrowings outstanding under the new revolving facility will bear interest at 11.125%, and the Company will pay an unused commitment fee of 11.125% on amounts in excess of the amount outstanding and the total $50.0 million commitment.  The facility will mature on September 1, 2014.  Borrowings outstanding under the new revolving facility will not be subject to a borrowing base calculation and we expect will not contain any financial maintenance covenants.

Borrowings under the facility will be secured by certain of the Company’s and its subsidiaries’ US assets and the pledge of a portion of the stock of certain of its foreign subsidiaries.  The Company will pay a closing fee of 3.375% of the total commitment and will pay a $4.0 million advisory fee.  The advisory fee will be paid in shares of Company common stock valued at 95% of the volume weighted average price of the common stock over the trailing 10-day period following the closing of the new financing transaction.

The Company anticipates the new financing transaction to close by the end of May 2011.   Closing of the facility is contingent on customary matters, including no material adverse change, satisfactory documentation and completion of certain diligence investigation regarding the Company and its assets.

On April 1, 2011, the Company entered into Amendment No. 4, to the revolving credit facility and obtained a waiver of specific events of default that would have occurred on March 31, 2011 for failure to comply with financial reporting covenant requirements.  This amendment modified the monthly maximum total leverage ratio, monthly cumulative adjusted EBITDA (as defined in the agreement) targets, the Company’s interest cost and the final maturity date.  See note 3.

Recent Accounting Standards

In October 2009, the FASB issued an update to ASC 605, Revenue Recognition.  This ASU allows companies to allocate consideration for qualified separate deliverables using the estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable.  It also requires additional disclosures on the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices.  The Company adopted this new guidance on January 1, 2011.  Accordingly, the Company applies this guidance to transactions initiated or materially modified on or after January 1, 2011.  The Company’s adoption of this new guidance did not have an impact on its financial position, results of operations, cash flows or existing revenue recognition policies.

In December 2010, the FASB issued an update to ASC 805, Business Combinations.  This ASU addressed the disclosure of comparative financial statements and expanded on the supplementary pro forma information for business combinations.  The Company adopted this ASU prospectively for business combinations occurring on or after December 15, 2010.

Depreciation Expense

The Company reviews the useful life and residual values of property and equipment on an ongoing basis considering the effect of events or changes in circumstances.  Depreciation expense related to the Company’s property and equipment for the three months ended March 31, 2011 and 2010 was $17.6 million and $14.6 million, respectively.

Goodwill

The changes in the carrying amounts of goodwill were as follows (in thousands):

Balance at December 31, 2010	$131,299
Changes to goodwill relating to the acquisition of PGS Onshore (see note 2)	1,077
Balance at March 31, 2011	$132,376

Multi-Client Data Library, net

Multi-client data library consists of seismic surveys that are licensed to customers on a non-exclusive basis.  The Company capitalizes all costs directly associated with acquiring and processing the data, including depreciation of the assets used in production of the surveys.

Multi-client seismic library costs and accumulated amortization were as follows (in thousands):

	March 31,	December 31,
	2011	2010
	(Unaudited)
Acquisition and processing costs	$119,481	$99,450
Less accumulated amortization	(67,927)	(46,238)
Multi-client data library, net	$51,554	$53,212

Multi-client seismic library revenues for the three months ended March 31, 2011 and 2010 were $29.1 million and $6.1 million, respectively.

Amortization expense related to the Company’s multi-client data library for the three months ended March 31, 2011 and 2010 was $21.7 million and $4.3 million, respectively.

Deferred Financing Costs

The Company had deferred financing costs of $11.2 and $11.8 million at March 31, 2011 and December 31, 2010, respectively.  During the three months ended March 31, 2011 and 2010, the Company amortized approximately $0.6 million and $0.6 million, respectively, to interest expense.  Amounts written off during the three months ended March 31, 2010 upon early extinguishment of debt totaled $2.5 million and are included in other income (expense).

Other Assets, Net

Other assets, net, are as follows (in thousands):

	March 31, 2011			December 31, 2010
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
	(Unaudited)
Intangible assets:
Customer lists	$3,609	$(3,397)	$212	$3,609	$(3,276)	$333
Order backlog	5,700	(3,379)	2,321	5,700	(2,629)	3,071
License agreement	500	(56)	444	500	(44)	456
Total intangible assets	$9,809	$(6,832)	$2,977	$9,809	$(5,949)	$3,860
Other:
Cost method investments and other			5,339			4,788
Indemnification receivable from PGS			1,122			1,122
Total other			6,461			5,910
Total other assets, net			$9,438			$9,770

Amortization expense related to the above assets was $1.2 million and $0.7 million for the three months ended March 31, 2011 and 2010, respectively.

NOTE 2: Acquisition

On December 3, 2009, the Company agreed with PGS to acquire PGS Onshore.  The Company closed this transaction on February 12, 2010 for cash and stock consideration valued at $202.8 million.  The acquisition of PGS Onshore provided the Company with a significant business expansion of its Data Acquisition segment into Mexico, North Africa, the Far East, and in the United States, including Alaska.  In addition, the acquisition substantially increased the Company’s multi-client data library with data covering approximately 5,500 square miles of 3D data located primarily in Texas, Oklahoma, Wyoming and Alaska.

The operations of PGS Onshore have been combined with those of the Company since February 12, 2010.  Disclosure of earnings of PGS Onshore since the acquisition is not practicable as it is not being operated as a standalone subsidiary.

The acquisition date fair value of the total consideration transferred consisted of the following (in thousands):

Purchase price:
Cash	$183,411
Issuance of 2,153,616 shares of the Company’s common stock at market value of $9.02 per share	19,426
Total consideration	$202,837

The following table summarizes the final fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Cash	$2,579
Accounts receivable	63,843
Prepaid expenses and other current assets	7,487
Current assets	73,909
Property and equipment	103,023
Multi-client data library	26,700
Other intangible assets	6,200
Other long-term assets	1,429
Goodwill	58,962
Total assets acquired	270,223
Current liabilities	47,404
Other long-term liabilities	1,122
Deferred income taxes	18,860
Total liabilities assumed	67,386
Net assets acquired	$202,837

The acquisition of PGS Onshore was accounted for by the purchase method, with the purchase price being allocated to the fair value of assets purchased and liabilities assumed.  During the first quarter of 2011, the Company finalized the fair values of the assets acquired and liabilities assumed and recorded an adjustment to reduce the value of property and equipment by $1.1 million and increase goodwill by the same amount.  The adjustment reflects the Company’s assessment of certain damaged equipment.

The allocation of the purchase price included multi-client data library, which consisted of data surveys covering portions of the United States and Canada.  Other intangible assets consisted of order backlog and a marine vibrator patented technology license.  The fair values for the multi-client data library and other intangibles were arrived at using an income approach.  Under this method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life.  To calculate fair value, the Company used probability-weighted cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset.  The Company believes that the level and timing of cash flows appropriately reflect market participant assumptions.

The valuation of the intangible assets acquired and related amortization periods at the acquisition date are as follows (in thousands):

	Useful Life	Fair Value
Order backlog	2 years	$5,700
License agreement	10 years	500
Total other intangible assets		$6,200

The Company provided deferred taxes and other tax liabilities as part of the acquisition accounting related to the fair market value adjustments for acquired multi-client data library, property and equipment, intangible assets, and other deferred items as well as for uncertain tax positions taken in prior year tax returns.  The fair value of the deferred taxes and other tax liabilities was $18.9 million at the acquisition date.  As part of the purchase agreement, PGS retained the liability for taxes related to prior years and up to the purchase date and agreed to indemnify the Company for taxes imposed.  Accordingly, we have included compensating amounts in receivables for amounts known at the acquisition date.

Goodwill of approximately $59.0 million was recognized for this acquisition and is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.  It specifically includes the expected synergies and other benefits that we believe will result from combining the operations of PGS Onshore with the operations of the Company.  The Company allocated the goodwill to the seismic data acquisition business segment in recognition of the estimated present value of the future synergies paid for in this transaction that will directly benefit that segment.  As described above, the final determination of the fair value of property and equipment in the first quarter of 2011 resulted in a $1.1 million increase to goodwill.  The entire amount of goodwill of $59.0 million is not deductible for tax purposes.

Costs associated with the acquisition of PGS Onshore totaled $6.5 million.  Of this amount, $1.5 million is included in general and administrative expenses for the three months ended March 31, 2010.

The following unaudited condensed consolidated income statement information for the three months ended March 31, 2011 and unaudited pro forma consolidated income statement information for the three months ended March 31, 2010 assumes that the acquisition of PGS Onshore had occurred at the beginning of the period.  The Company prepared the unaudited pro forma financial results for comparative purposes only.  The unaudited pro forma financial results may not be indicative of the results that would have occurred if Geokinetics had completed the acquisition at the beginning of the period presented or the results that may be attained in the future.  Amounts presented below are in thousands, except for the per share amounts:

	Three months ended March 31,
	(Unaudited)
	2011	2010
	Actual	Pro Forma
Total revenue	$187,637	$126,371
Loss from operations	$(21,484)	$(25,962)
Net loss	$(28,771)	$(38,498)
Preferred dividends and accretion of discount on preferred stock	$(2,203)	$(2,392)
Loss applicable to common stockholders	$(30,974)	$(40,890)
Basic and diluted loss per common share	$(1.74)	$(2.42)

NOTE 3: Debt and Capital Lease Obligations

Long-term debt and capital lease obligations were as follows (in thousands):

	March 31, 2011	December 31, 2010
	(Unaudited)
Revolving credit lines —7.50% to 8.75%	$32,800	$23,000
Senior Secured Notes due, net of discount—9.75%	295,757	295,471
Capital lease obligations	1,445	1,696
Notes payable from vendor financing arrangements	635	751
Total	330,637	320,918
Less: current portion	(1,668)	(1,634)
Total, net	$328,969	$319,284

Revolving Credit Facility

On February 12, 2010, the Company entered into a $50.0 million revolving credit and letters of credit facility, with a group of lenders led by RBC.  The revolving credit facility had an initial maturity date of February 12, 2013.  The maximum borrowings currently available, pursuant to Amendment No.3, are limited to the lesser of $40.0 million or the borrowing base.  The borrowing base is calculated based on certain percentages of eligible accounts receivable and fixed assets (primarily equipment) less an interest reserve for the Notes.  Furthermore, capital expenditures for the fiscal year 2011 may not exceed $40.0 million plus approved prefunded multi-client data library investments for 2011.  Covenants include a monthly maximum total leverage ratio and a monthly minimum interest coverage ratio.  The Company also adheres to a monthly liquidity test, monthly Notes interest reserve and monthly cumulative adjusted EBITDA (as defined in the agreement) targets.

On April 1, 2011, the Company entered into a waiver of specific events of default that would have occurred on March 31, 2011 for failure to comply with financial reporting covenant requirements.  Additionally, the Company entered into Amendment No. 4, which modified the monthly maximum total leverage ratio, monthly cumulative adjusted EBITDA (as defined in the agreement) targets and the Company’s interest cost.  This Amendment also modified the final maturity date of the revolving credit facility to April 15, 2012.

Borrowings outstanding under the revolving credit facility bear interest at a floating rate based on the greater of: (i) 3% per year, (ii) Prime Rate, (iii) 0.5% above the Federal Funds Rate, or (iv) 1% above one month LIBOR; plus an applicable margin from 4.5% to 6.5% depending on the Company’s total leverage ratio.  At March 31, 2011 and December 31, 2010, the rate was 8.75%.  The outstanding balance of this revolving credit facility was $32.8 million and $23.0 million at March 31, 2011 and December 31, 2010, respectively.

Borrowings under the revolving credit facility are guaranteed by the Company and each of its current and future domestic subsidiaries each of which secures the guarantees on a first priority basis with a lien on substantially all of the assets of such guarantor.  Pursuant to the terms of an inter-creditor agreement, borrowings under the revolving credit facility are senior to the Notes as to receipt of collateral and/or collateral proceeds securing both the revolving credit facility and the Notes.  The facility also contains restrictions on liens, investments, indebtedness, mergers and acquisitions, dispositions, certain payments, and other specific transactions.

Senior Secured Notes Due 2014

On December 23, 2009, Holdings issued $300.0 million of Notes in a private placement to institutional buyers at an issue price of $294.3 million or 98.093% of the principal amount.  The discount is accreted as an increase to interest expense over the term of the Notes.  At March 31, 2011 and December 31, 2010, the effective interest rate on the Notes was 11.1%, which includes the effect of the discount accretion and deferred financing costs amortization.  The stated interest rate on the Notes is 9.75% and interest is payable semi-annually in arrears on June 15 and December 15 of each year.  The Notes are fully and unconditionally guaranteed by the Company and by each of the Company’s current and future domestic subsidiaries (other than Holdings, which is the issuer of the Notes).  Pursuant to the terms of an inter-creditor agreement, the Notes are junior to the revolving credit facility as to receipt of collateral and/or collateral proceeds securing both the revolving credit facility and the Notes.  The Company may redeem up to 10% of the original principal amount of the Notes during each 12-month period at 103% of the principal amount plus accrued interest until the second anniversary following their issuance.  Thereafter, the Company may redeem all or part of the Notes at a prepayment premium which will decline over time.  In the event of occurrence of a change of control, the Company will be required to make an offer to repurchase the Notes at 101% of the principal amount plus accrued interest.  The indenture for the Notes contains customary covenants for non-investment grade indebtedness, including restrictions on the Company’s ability to incur indebtedness, to declare or pay dividends and repurchase its capital stock, to invest the proceeds of asset sales, and to engage in transactions with affiliates.

Capital Lease and Vendor Financing Obligations

From time to time, the Company enters into capital leases and vendor financing arrangements to purchase certain equipment.  The equipment purchased from these vendors is paid over a period of time.  The balances under these capital leases and vendor financing arrangements at March 31, 2011 and December 31, 2010 were approximately $2.1 million and $2.4 million, respectively.

Foreign Revolving Credit Lines

The Company maintains various foreign bank overdraft facilities used to fund short-term working capital needs.  At March 31, 2011, and December 31, 2010, the Company had approximately $3.9 million of available credit and no borrowings were outstanding under these facilities.

Extinguished Obligations

On February 12, 2010, in conjunction with the closing of the acquisition of PGS Onshore, the Company fully extinguished certain borrowings and obligations as follows:

PNC Credit Facility.  Until February 12, 2010, the Company had a Revolving Credit, Term Loan and Security Agreement with PNC, as lead lender, which provided the Company with a $70.0 million revolving credit facility maturing in May 2012.  On February 12, 2010, the outstanding balance of $45.8 million was repaid and the revolving credit facility was terminated.  The Company recorded a loss of $1.0 million on the redemption of the revolving credit facility which consisted of $0.8 million related to the acceleration of costs that were being amortized over the expected life of the facility, and approximately $0.2 million related to prepayment penalties.

CIT Group Equipment Financing.  The Company had several equipment lease agreements with CIT on seismic and other transportation equipment.  The outstanding balance at December 31, 2009 was approximately $12.1 million.  The Company recorded a loss of approximately $0.3 million on the redemption of these obligations related to prepayment penalties.

Other Equipment Financing.  The Company had several other vendor financing arrangements for purchase of equipment.  At December 31, 2009, these obligations totaled approximately $9.9 million.  The Company recorded a loss of $1.0 million related to prepayment penalties to fully extinguish certain equipment financing agreements outstanding on February 12, 2010.

NOTE 4:    Mandatorily Redeemable Preferred Stock

The Company classifies preferred stock, which is not convertible or exchangeable for the Company’s common stock, as a long-term liability as it is considered a mandatorily redeemable financial instrument.  Dividends paid or accrued are reflected as interest expense.

Series C Mandatorily Redeemable Preferred Stock

On July 28, 2008, the Company issued 120,000 shares of its Series B Preferred Stock, $10.00 par value (“the Series B-2 Preferred Stock”) and warrants (“2008 Warrants”) to purchase 240,000 shares of Geokinetics common stock to Avista and an affiliate of Avista for net proceeds of $29.1 million.  See note 5.  In December 2009, in conjunction with the financing of the acquisition of PGS Onshore, the Company agreed to exchange its Series B-2 Preferred Stock for new Series C redeemable preferred stock (“Series C Preferred Stock”) plus 750,000 shares of Geokinetics common stock.  The fair value of the Series C Preferred Stock at the date of exchange was $32.1 million.  The shares of Series C Preferred Stock were issued to Avista, and have an aggregate liquidation preference equal to the liquidation preference of the series B-2 Preferred Stock of $33.5 million.  The Company is required to redeem the Series C Preferred Stock on the earlier of (i) one year after the maturity of the Notes and

(ii) March 31, 2016.  The Series C Preferred Stock accrues dividends at a rate of 11.75%.  Dividends may accrue or be paid in kind with additional shares of Series C Preferred Stock, at the election of Avista, until December 13, 2015.  The Series C Preferred Stock is not convertible or exchangeable for Geokinetics’ common stock.  The Series C Preferred Stock has liquidation preference over the Series D preferred stock (see below).

For each of the three months ended March 31, 2011 and the three months ended March 31, 2010, periods the Company recognized interest expense of $1.1 million related to the Series C Preferred Stock, which includes an immaterial amount for accretion of discount.

Series D Mandatorily Redeemable Junior Preferred Stock

In December 2010, the Company completed a $30.0 million private placement of 120,000 shares of a new series of junior preferred stock (“Series D Preferred Stock”) and warrants (“2010 Warrants”) to purchase 3,495,000 shares of common stock.  The Series D Preferred Stock was issued to related parties including Avista and its affiliates, PGS, Levant and certain directors of the Company.  Dividends on the Series D Preferred Stock accrue from the date of issuance and are paid in cash or accrued at the election of Geokinetics at a rate of 10.5% per annum and compounded quarterly if paid in cash, and 11.5% per annum and compounded quarterly if accrued but not paid.  The Series D Preferred Stock is subject to mandatory redemption on December 15, 2016, and subject to redemption at the option of Geokinetics at the liquidation preference of $30.0 million.  The preferred stock was issued at a value of $8.3 million.  The original discount of $21.7 million will be accreted through December 15, 2016, as an increase to interest expense.  The Series D Preferred Stock is not convertible or exchangeable for Geokinetics’ common stock.

For the three months ended March 31, 2011, the Company recognized total interest expense of $1.1 million related to the Series D Preferred Stock, which includes accretion of discount of $0.2 million.

The 2010 Warrants have an initial exercise price of $9.64 per share, subject to an adjustment, with an expiry date of December 15, 2016.  The initial exercise price was equal to 105% of the closing price of the Company’s common stock on December 13, 2010.  The 2010 Warrants contain certain price protection provisions such that if the Company issues  certain equity securities for a price that is lower than the warrant conversion price during the two-year period following the issuance date of the 2010 Warrants, the exercise price of the warrants will be adjusted to the price of the newly issued equity securities.  After the two-year period, the exercise price adjusts in accordance with the same formula as the Series B-1 Preferred Stock.  See note 5.  As a result of the anti-dilution provisions, the 2010 Warrants are recorded as derivative liabilities in the consolidated balance sheets at March 31, 2011 and December 31, 2010.

Mandatorily redeemable preferred stock consisted of (in thousands):

	March 31, 2011		December 31, 2010
	Shares	$	Share	$
	(Unaudited)

Series C Mandatorily Redeemable Preferred:
Issued	133,982	$33,495	133,982	$33,495
Discount, net of accretion	—	(1,102)	—	(1,159)
Accrued interest	21,526	5,382	17,089	4,272
Series C Mandatorily Redeemable Preferred, net	155,508	$37,775	151,071	$36,608

Series D Mandatorily Redeemable Preferred:
Issued	120,000	$30,000	120,000	$30,000
Discount, net of accretion	—	(21,298)	—	(21,504)
Accrued interest	4,111	1,028	643	161
Series D Mandatorily Redeemable Preferred, net	124,111	$9,730	120,643	$8,657
Total		$47,505		$45,265

NOTE 5:   Preferred Stock

On December 15, 2006, in connection with the repayment of a $55.0 million subordinated loan, the Company issued 228,683 shares of its Series B-1 Preferred Stock, $10.00 par value, pursuant to the terms of the Securities Purchase Agreement dated September 8, 2006, with Avista, an affiliate of Avista and another institutional investor (“Series B-1 Preferred Stock”).  Effective December 18, 2009, the holders of the Series B-1 Preferred Stock and the Company agreed to revised terms including (i) an extension of the redemption date to December 15, 2015; (ii) a reduction of the conversion rate to $17.436; (iii) an option to pay dividends in kind until December 15, 2015; and iv) an increase in the dividend rate to 9.75%.  In connection with the issuance of Series D Preferred Stock on December 14, 2010, the strike price of the Series B-1 Preferred Stock was reset to $16.40.

The Series B-1 Preferred Stock contains certain anti-dilution provisions.  Under these provisions, if the Company issues certain equity securities at a price lower than the conversion price of the Series B-1 Preferred Stock, the conversion price is adjusted to the price per share of the newly issued equity securities.  However, if prior to the issuance of new equity securities, the Company has issued certain equity securities valued at over $50.0 million, the conversion price is adjusted downward pursuant to a specific formula.

At each issuance of the Series B-1 Preferred Stock, the fair value of the Series B conversion feature is bifurcated and recorded as a derivative liability.  The difference between the fair value of the conversion feature and the liquidation preference amount is recorded as additional discount of the Series B-1 Preferred Stock.  The accretion of the additional discount to the preferred stock resulting from bifurcating the Series B conversion feature was $0.2 million and $0.3 million for the three months ended March 31, 2011 and 2010, respectively.

Each holder of Series B-1 Preferred Stock is entitled to receive cumulative dividends at the rate of 9.75% per annum on the liquidation preference of $250.00 per share, compounded quarterly.  At the Company’s option through December 15, 2015, dividends may be paid in additional shares of Series B-1 Preferred Stock.  After such date, dividends are required to be paid in cash if declared.  Dividends on the Series B-1 Preferred Stock have been accrued or paid in kind exclusively to date.  At March 31, 2011 and December 31, 2010, the Series B-1 preferred stock is presented as mezzanine equity.

On July 28, 2008, the Company issued 120,000 shares of Series B-2 Preferred Stock, $10.00 par value and 2008 Warrants to purchase 240,000 shares of Geokinetics common stock to Avista and an affiliate of Avista for net proceeds of $29.1 million.  On December 18, 2009, the Company exchanged the Series B-2 Preferred Stock for new Series C Preferred Stock, which is classified as a long-term liability.  See note 4.

The 2008 Warrants contain anti-dilution provisions substantially identical to the Series B Preferred Stock, and are classified as derivative liabilities in the condensed consolidated balance sheets.  There were 240,000 “2008 Warrants” to purchase common stock outstanding at an exercise price $9.25 as of March 31, 2011.

NOTE 6:   Fair Value of Financial Instruments

Fair Value Measurements

The Company categorizes the fair value measurements of its financial assets and liabilities into a three level fair value hierarchy, based on the inputs used in determining fair value.  The categories in the fair value hierarchy are as follows:

Level 1— Financial assets and liabilities whose values are based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.  The Company had no assets or liabilities in this category as of March 31, 2011 or December 31, 2010.

Level 2— Financial assets and liabilities whose values are based on quoted market prices for similar assets and liabilities, quoted market prices in markets that are not active or other inputs that can be corroborated by observable market data.  The Company had no assets or liabilities in this category at March 31, 2011 or December 31, 2010.

Level 3— Financial assets and liabilities whose values are based on inputs that are both significant to the fair value measurement and unobservable.  Internally developed valuations reflect the Company’s judgment about assumptions market participants would use in pricing the asset or liability estimated impact to quoted market prices.  The Company records derivative liabilities on its balance sheet related to the 2008 and the 2010 Warrants and the conversion feature embedded in the Series B preferred stock in this category.  The fair value of these liabilities was determined using a Monte Carlo valuation model.

The fair value of the 2010 Warrants issued in connection with the Series D preferred stock issuance on December 14, 2010, was $21.7 million.  The assumptions used in the Monte Carlo valuation model to determine the fair value of the Series D warrants upon issuance included the Company’s stock price of $8.81, risk-free discount rate of 2.49% and volatility of 83.96%.

At March 31, 2011, the assumptions used in the model to determine the fair value of the outstanding warrants included the warrant exercise price of $9.25 per share for the 2008 Warrants and $9.64 per share for the 2010 Warrants, and the Series B conversion price of $16.40 per share.  The Company’s stock price on March 31, 2011 of $8.45 and volatility of 82.9% were used in all models to determine the fair value.  The risk-free discount rate of 0.96%, 2.50% and 2.12% were used for the 2008 Warrants, 2010 Warrants and embedded conversion feature, respectively, based on the remaining life of the instruments.

At December 31, 2010, the assumptions used in the model to determine the fair value of the outstanding warrants included the warrant exercise price of $9.25 per share for the 2008 Warrants, $9.64 per share for the 2010 Warrants, and the Series B conversion price of $16.40 per share.  The Company’s stock price on December 31, 2010 of $9.29, and volatility of 83.64% were used in all models to determine the fair value.  The risk-free discount rate of 0.84%, 2.38% and 1.99% were used for the 2008 Warrants, 2010 Warrants and embedded conversion feature, respectively, based on the remaining life of the instruments.

The Company’s liabilities measured at fair value on a recurring basis were determined using Level 3 inputs as follows (in thousands):

	March 31, 2011
	(Unaudited)
	Total	(Level 1)	(Level 2)	(Level 3)
Conversion feature embedded in Preferred Stock	$13,176	$—	$—	$13,176
2008 Warrants	898	—	—	898
2010 Warrants	20,096	—	—	20,096
Total derivative liabilities	$34,170	$—	$—	$34,170

	December 31, 2010
	Total	(Level 1)	(Level 2)	(Level 3)
Conversion feature embedded in Preferred Stock	$14,142	$—	$—	$14,142
2008 Warrants	1,097	—	—	1,097
2010 Warrants	23,032	—	—	23,032
Total derivative liabilities	$38,271	$—	$—	$38,271

A reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Balance, January 1, 2011	$38,271
Total unrealized gains
Included in earnings	(4,443)
Included in other comprehensive income	—
Settlements/Issuances	342
Transfers in and/or out of Level 3	—
Balance, March 31, 2011	$34,170

The Company is not a party to any hedging arrangements, commodity swap agreements or any other derivative financial instruments.  The seismic data acquisition and seismic data processing segments utilize foreign subsidiaries and branches to conduct operations outside of the United States.  These operations expose the Company to market risks from changes in foreign exchange rates.

Estimated Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short maturity of those instruments, and therefore, have been excluded from the table below.  The fair value of the Notes is determined by multiplying the principal amount by the market price.  The fair value of the mandatorily redeemable preferred stock was calculated by using the discounted cash flow method of the income approach.

The following table sets forth the fair value of the Company’s remaining financial assets and liabilities (in thousands):

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Unaudited)
Financial liabilities:
Long-term debt	$330,637	$325,400	$320,918	$324,862
Mandatorily redeemable preferred stock:
Series C	$37,775	$46,038	$36,608	$44,950
Series D	$9,730	$27,860	$8,657	$28,168

NOTE 7:   Employee Benefits

Stock-Based Compensation

The Company’s 2010, 2007 and 2002 Plans provide for granting of (i) incentive stock options, (ii) nonqualified stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) phantom stock awards or (vi) any combination of the foregoing to directors, officers and select employees.  At March 31, 2011, 1,152,000 shares remained available for grant under the 2010 Plan, 203,365 shares under the 2007 Plan, and 116,841 shares under the 2002 Plan.  Stock option exercises and restricted stock are funded through the issuance of authorized but unissued shares of common stock.

Because the Company maintained a full valuation allowance on its U.S. deferred tax assets, the Company did not recognize any tax benefit related to stock-based compensation expense for the three months ended March 31, 2011 and 2010.

Stock Options

The Company granted both incentive stock options and non-qualified stock options to employees and non-employee directors.  Compensation expense related to stock options recognized during the three months ended March 31, 2011 and 2010 totaled $0.3 million and $0.2 million, respectively.

Option activity for the three months ended March 31, 2011 is summarized as follows:

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2010	506,463	$12.16
Expired	—	—
Forfeited	(7,500)	$6.60
Exercised	—	—
Granted	39,000	$9.20
Balance at March 31, 2011	537,963	$12.02
Exercisable at March 31, 2011	169,294	$18.29

The weighted average grant-date fair value of options granted during the three months ended March 31, 2011 was $5.86.  The fair value of each option granted is estimated on the date of grant, using the Black-Scholes option pricing model.

Restricted Stock

Restricted stock expense is calculated by multiplying the stock price on the date of award by the number of shares awarded and amortizing this amount over the vesting period of the stock.  The Company recorded compensation expense related to restricted stock of $0.4 million and $0.4 million for the three months ended March 31, 2011 and 2010, respectively, related to these restricted stock awards.

Restricted stock activity for the three months ended March 31, 2011 is summarized as follows:

Number of Shares of Restricted Stock
Total non-vested at December 31, 2010	313,831
Forfeited	(11,204)
Vested	—
Granted to management	—
Granted to non-management employees	—
Granted to non-employee directors	—
Total non-vested at March 31, 2011	302,627

NOTE 8:   Loss per Common Share

The following table sets forth the computation of basic and diluted loss per common share (in thousands, except per share data):

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Numerator:
Loss applicable to common stockholders	$(30,974)	$(31,151)
Denominator:
Denominator for basic and diluted loss per common share	17,824	16,915
Loss per common share:
Basic and diluted	$(1.74)	$(1.84)

The denominator used for the calculation of diluted earnings per common share for the three months ended March 31, 2011, excludes the effect of certain stock options, restricted stock, warrants and convertible preferred stock because the effect is anti-dilutive.  At March 31, 2011, there were options to purchase 383,396 shares of common stock, 302,627 shares of unvested restricted stock, warrants to purchase 237,306 shares of common stock, and preferred stock convertible into 4,984,024 shares of common stock.

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

NOTE 9:    Segment Information

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

The Company evaluates performance based on earnings or loss before interest, taxes, other income (expense) and depreciation and amortization.

The following table sets forth financial information with respect to our reportable segments (in thousands, except for gross margin percentages):

	Three Months Ended March 31,
	2011	2010
	(Unaudited)

Revenue:
Data Acquisition
North America	$67,774	$38,063
International	117,141	65,201
Subtotal Data Acquisition	184,915	103,264
Data Processing	2,722	2,484
Total	$187,637	$105,748
Direct Operating Expenses:
Data Acquisition
North America	$29,674	$26,859
International	118,606	54,545
Subtotal Data Acquisition	148,280	81,404
Data Processing	1,899	2,480
Total	$150,179	$83,884
Gross Margins:
Data Acquisition
North America	$38,100	$11,204
International	(1,465)	10,656
Subtotal Data Acquisition	36,635	21,860
Data Processing	823	4
Total	$37,458	$21,864
Gross Margin Percentages:
Data Acquisition
North America	56.2%	29.4%
International	-1.3%	16.3%
Subtotal Data Acquisition	19.8%	21.2%
Data Processing	30.3%	0.2%
Total	20.0%	20.7%
Segment Depreciation and Amortization:
Data Acquisition
North America	$25,279	$8,372
International	13,710	9,139
Subtotal Data Acquisition	38,989	17,511
Data Processing	286	208
Corporate	1,262	1,869
Total	$40,537	$19,588
Segment Income (Loss):
Data Acquisition
North America	$10,583	$(3,826)
International	(24,066)	(3,522)
Subtotal Data Acquisition	(13,483)	(7,348)
Data Processing	483	(496)
Corporate	(15,771)	(20,915)
Total	$(28,771)	$(28,759)
Segment Assets (at end of period):
Data Acquisition
North America	$230,314	$264,361
International	443,289	396,059
Subtotal Data Acquisition	673,603	660,420
Data Processing	9,912	9,410
Corporate	44,416	53,642
Total	$727,931	$723,472

NOTE 10: Income Taxes

The provision for income tax for the three months ended March 31, 2011 and 2010, was $0.6 million and $0.4 million, respectively.  While the Company had pretax losses during the three months ended March 31, 2011 and 2010, the income tax provision for these periods relate primarily to taxes due in countries with deemed profit tax regimes, withholding taxes and the release of valuation allowance in certain foreign jurisdictions with current year operating profits based on the Company’s reevaluation of the realizability of these future tax benefits.

The following summarizes changes in the Company’s uncertain tax positions for the three months ended March 31, 2011 (in thousands):

Balance at December 31, 2010	$7,997
Increase in tax positions related to current period	—
Interest	191
Balance at March 31, 2011	$8,188

All additions or reductions to the above liability affect the Company’s effective tax rate in the respective period of change. The Company accounts for any applicable interest and penalties on uncertain tax positions, which was $0.2 million for the three months ended March 31, 2011, as a component of income tax expense.  At March 31, 2011 and December 31, 2010, the Company had $2.2 million and $2.0 million of accrued interest related to unrealized tax benefits, respectively.  The tax years that remain subject to examination by major tax jurisdictions are from 2004 to 2010.

NOTE 11:   Litigation and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business.  With respect to an international labor claim, the Company received an adverse verdict which it plans to appeal.  The Company has recorded a provision of approximately $2.6 million, included in accrued expenses at March 31, 2011, for estimated costs related to various claims and legal actions arising in the ordinary course of business.  Management is of the opinion that none of the claims and actions will have a material adverse impact on the Company’s financial position, results of operations, or cash flows.

NOTE 12:   Related Party Transactions

Acquisition of PGS Onshore

In connection with the acquisition of PGS Onshore in February 2010, PGS acquired 2.2 million shares of the Company’s common stock or 12% of the then outstanding shares of common stock, and appointed two persons to the Company’s board of directors, one of whom was an employee of PGS and the other was independent of the Company as defined by the NYSE Amex.  Prior to the acquisition, PGS was not affiliated with the Company.  Following the acquisition, we entered into transactions that were contemplated by the purchase agreement for the acquisition of PGS Onshore, which are summarized below:

Transition Services Agreement.  In the transition services agreement, PGS agreed to provide the Company with office facilities, accounting, information, payroll and human resources following the closing.  During the three months ended March 31, 2010, the Company paid fees of $1.2 million related to this agreement. The services were provided by PGS through July 30, 2010.

Mexico Data Processing (“Mexico DP”) Agreement.  The Company’s purchase of the onshore data acquisition business did not include PGS’s data processing business in Mexico.  Following the acquisition, we entered into the Mexico DP Agreement with PGS, in which the Company agreed to operate data processing contracts in Mexico for

PGS’s benefit until such time as PGS could arrange for the required consents to the transfer of the contracts to a subsidiary of PGS.  PGS agreed to reimburse the Company for its costs to operate the contracts on PGS’s behalf.  The contracts were transferred to a subsidiary of PGS in January 2010.  Under the Mexico DP Agreement, the Company spun-off the DP division for $2.1 million in equity, which includes $0.7 million in fixed assets and $0.1 million in cash equivalents.

Libya Agreement.  The Company entered into the Libya Agreement with PGS whereby PGS agreed to operate the Company’s seismic acquisition business in Libya for its benefit until completion of the formation of a subsidiary in Libya and acquisition of the required licenses to own and operate the business in Libya.  The Company agreed to reimburse PGS for the costs of operating the business for the Company’s benefit.  During the first quarter of 2011, the Company formed a subsidiary in Libya and acquired the operating license necessary to operate its business there.  However, the civil unrest in Libya has made transfer of the business to the Company impractical, and, accordingly, the Libya agreement has been extended.

William R. Ziegler (non-executive Chairman of Board of Directors)

Mr. Ziegler is of counsel to the New York based law firm of Satterlee Stephens Burke & Burke, LLP.  During the three months ended March 31, 2011 and 2010, such firm billed the Company approximately $2,592 and $4,835, respectively, for services rendered.

Other

During the three months ended March 31, 2011 and 2010, the Company paid fees of approximately $0.1 million and $24,180, respectively, for freight broker services provided by Total Connection, a company owned and operated by the spouse of an employee of the Company.  Additionally, during the three months ended March 31, 2011 and 2010, the Company paid fees of approximately $0.1 million and $0.4 million for permitting services provided by Complete Geo Land Services, LLC, a company owned and operated by the spouse of an employee of the Company.

NOTE 13:   Condensed Consolidating Financial Information

The Notes are fully and unconditionally guaranteed, jointly and severally, by the Company, and by each of the Company’s current and future domestic subsidiaries (other than Holdings, which is the issuer of the Notes).  See note 3.  The non-guarantor subsidiaries consist of all subsidiaries and branches outside of the United States.  Separate condensed consolidating financial statement information for the parent, guarantor subsidiaries and non-guarantor subsidiaries at March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010 is as follows (in thousands):

	BALANCE SHEET
	March 31, 2011 (Unaudited)
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$33,173	$99,491	$27,898	$102,151	$6,267	$268,980
Property and equipment, net	22,929	—	213,526	17,905	—	254,360
Investment in subsidiaries	174,526	377,362	48,185	17,706	(617,779)	—
Intercompany accounts	—	—	17,411	(17,411)	—	—
Other non-current assets	796	10,038	185,138	53,703	(45,084)	204,591
Total assets	$231,424	$486,891	$492,158	$174,054	$(656,596)	$727,931

Liabilities, Mezzanine and Stockholders’ Equity
Current liabilities	$41,725	$8,949	$76,342	$104,164	$459	$231,639
Long-term debt and capital lease obligations, net of current portion	—	328,557	—	412	—	328,969
Deferred income taxes and other non-current liabilities	30,771	—	30,557	3,473	—	64,801
Derivative liabilities	34,170	—	—	—	—	34,170
Total liabilities	106,666	337,506	106,899	108,049	459	659,579
Mezzanine equity	76,834	—	—	—	—	76,834
Stockholders’ equity	47,924	149,385	385,259	66,005	(657,055)	(8,482)
Total liabilities, mezzanine and stockholders’ equity	$231,424	$486,891	$492,158	$174,054	$(656,596)	$727,931

	BALANCE SHEET December 31, 2010
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$10,819	$—	$71,935	$169,931	$—	$252,685
Property and equipment, net	23,408	—	220,817	22,179	—	266,404
Investment in subsidiaries	174,526	377,363	48,185	370	(600,444)	—
Intercompany accounts	32,710	90,479	(76,348)	(53,108)	6,267	—
Other non-current assets	469	10,571	206,465	33,654	(45,084)	206,075
Total assets	$241,932	$478,413	$471,054	$173,026	$(639,261)	$725,164

Liabilities, Mezzanine and Stockholders’ Equity
Current liabilities	$34,675	$1,566	$58,300	$113,279	$459	$208,279
Long-term debt and capital lease obligations, net of current portion	—	318,471	—	813	—	319,284
Deferred income taxes and other non-current liabilities	28,530	—	30,558	3,468	—	62,556
Derivative liabilities	38,271	—	—	—	—	38,271
Total liabilities	101,476	320,037	88,858	117,560	459	628,390
Mezzanine equity	74,987	—	—	—	—	74,987
Stockholders’ equity	65,469	158,376	382,196	55,466	(639,720)	21,787
Total liabilities, mezzanine and stockholders’ equity	$241,932	$478,413	$471,054	$173,026	$(639,261)	$725,164

	STATEMENT OF OPERATIONS Three Months Ended March 31, 2011 (Unaudited)
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$—	$70,224	$131,088	$(13,675)	$187,637
Equity in earnings of subsidiaries	(12,726)	—	(9,618)	(1,629)	23,973	—
Expenses:
Seismic acquisition and data processing	6,405	—	25,692	131,757	(13,675)	150,179
Depreciation and amortization	1,669	—	36,859	2,009	—	40,537
General and administrative	9,737	—	1,214	7,263	—	18,214
Total expenses	17,811	—	63,765	141,029	(13,675)	208,930
Gain (loss) on disposal of property and equipment	3	—	(240)	46	—	(191)
Loss from operations	(30,534)	—	(3,399)	(11,524)	23,973	(21,484)
Interest income (expense), net	(2,295)	(8,991)	185	(48)	—	(11,149)
Other income (expenses), net	4,058	—	(766)	1,204	—	4,496
Loss before income taxes	(28,771)	(8,991)	(3,980)	(10,368)	23,973	(28,137)
Provision for income taxes	—	—	—	634	—	634
Net loss	$(28,771)	$(8,991)	$(3,980)	$(11,002)	$23,973	$(28,771)

	STATEMENT OF CASH FLOWS Three Months Ended March 31, 2011 (Unaudited)
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(91,583)	$(182,321)	$179,339	$85,680	$35,411	$26,526
Net cash provided (used in) investing activities	—	—	(18,639)	(9,323)	—	(27,962)
Net cash (used in) financing activities	—	9,935	—	(567)	—	9,368
Net increase (decrease) in cash	$(91,583)	$(172,386)	$160,700	$75,790	$35,411	$7,932

	STATEMENT OF OPERATIONS Three Months Ended March 31, 2010 (Unaudited)
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$—	$46,887	$72,607	$(13,746)	$105,748
Equity in earnings of subsidiaries	(414)	—	6,089	—	(5,675)	—
Expenses:
Seismic acquisition and data processing	56	—	23,425	74,149	(13,746)	83,884
Depreciation and amortization	1,278	—	17,078	1,232	—	19,588
General and administrative	6,941	1,565	2,798	8,789	—	20,093
Total expenses	8,275	1,565	43,301	84,170	(13,746)	123,565
Gain (loss) on disposal of property and equipment	—	—	(1,375)	984	—	(391)
Income (loss) from operations	(8,689)	(1,565)	8,300	(10,579)	(5,675)	(18,208)
Interest income (expense), net	(1,865)	(8,167)	(491)	518	—	(10,005)
Other income (expenses), net	(1,382)	200	(988)	2,069	—	(101)
Income (loss) before income taxes	(11,936)	(9,532)	6,821	(7,992)	(5,675)	(28,314)
Provision for income taxes	(698)	14	74	1,055	—	445
Net Income (Loss)	$(11,238)	$(9,546)	$6,747	$(9,047)	$(5,675)	$(28,759)

	STATEMENT OF CASH FLOWS Three Months Ended March 31, 2010 (Unaudited)
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$130,016	$8,556	$(59,093)	$(16,383)	$(82,903)	$(19,807)
Net cash provided (used in) investing activities	126,170	—	(25,122)	(88,901)	103,741	115,888
Net cash used in financing activities	(64,413)	—	(21,864)	—	17,722	(68,555)
Net increase (decrease) in cash	$191,773	$8,556	$(106,079)	$(105,284)	$38,560	$27,526

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this interim report to “the Company,” “our company,” “the registrant,” “we,” “our,” “us,” and “Geokinetics” shall mean Geokinetics Inc. and its consolidated subsidiaries.  References in this interim report to “PGS Onshore” refer to certain entities and assets formerly comprising the onshore seismic business of Petroleum Geo-Services ASA.  References to the “PGS Onshore acquisition” refer to the Company’s acquisition of PGS Onshore, which closed in February 2010, and the related financing of that acquisition.

The following discussion and analysis should be read in combination with our Interim Condensed Consolidated Financial Statements contained in this Form 10-Q and our 2010 Form 10-K.

Safe Harbor Forward Looking Statements

We have made in this report, and may from time to time otherwise make in other public filings, press releases and discussions with our management, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning our operations, economic performance and financial condition.  These forward-looking statements are often accompanied by words such as “believe,” “should,” “anticipate,” “plan,” “continue,” “expect,” “potential,” “scheduled,” “estimate,” “project,” “intend,” “seek,” “goal,” “may” and similar expressions.  These statements include, without limitation, statements about our ability to meet our short-term liquidity needs, our market opportunity, our growth strategy, competition, expected activities, future acquisitions and investments, and the adequacy of our available cash resources.  We urge you to read these statements carefully and caution you that matters subject to forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business.  For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements; our actual results in future periods may differ materially from those projected or contemplated within the forward-looking statements as a result of, but not limited to, the following factors:

•                  our ability to comply with the covenants in our revolving credit facility or to obtain an amendment or waiver of such covenants, if needed;

•                  our ability to raise capital or sell assets to meet our short-term liquidity needs;

•                  our ability to convert backlog into revenues and realize higher margins and improved cash flows;

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

Available Information

All of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed with or furnished to the SEC are available free of charge through our Internet Website, http://www.geokinetics.com, as soon as reasonably practical after we have electronically filed such material with, or furnished it to, the SEC.  Other information contained on our Internet Website is available for information purposes only and should not be relied upon for investment purposes nor is it incorporated by reference in this Quarterly Report on Form 10-Q.  In addition, the SEC maintains an Internet Website containing reports, proxy and information statements, and other information filed electronically at www.sec.gov.  You may also read and copy this information, for a copying fee, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  Please call the SEC at 1-800-SEC-0330 to obtain information on the operation of the Public Reference Room.

Overview

We are a full-service, global provider of seismic data acquisition, processing and interpretation services to the oil and natural gas industry.  We also provide clients access, via licenses, to our multi-client seismic data library.  As an acknowledged industry leader in land, transition zone and shallow water (down to 500 feet water depths) OBC environments, we have the capacity to operate up to 30 seismic crews with approximately 201,000 channels of seismic data acquisition equipment worldwide and the ability to process seismic data collected throughout the world.  Crew count, configuration and location can change depending upon industry demand and requirements.

We provide a suite of geophysical services including acquisition of 2D, 3D, time-lapse 4D and multi-component seismic data surveys, data processing and interpretation services and other geophysical services for customers in the oil and natural gas industry, which include E&P companies in North America, Latin America (including Mexico), Africa, Asia-Pacific and the Middle East.  Seismic data is used by E&P companies to identify and analyze drilling prospects, maximize drilling success, optimize field development and enhance production economics.  We also own a multi-client data library whereby we maintain full or partial ownership of data acquired for future licensing, consisting of data covering various areas in the United States, Canada, Brazil and Australia.

Developments related to our business during 2011 include the following:

•                  Since the beginning of the year and through April 20, 2011, we have been awarded several new projects that, in aggregate, total approximately $370.0 million in future revenue for work in Latin America, Australia, Canada, the Far East and the United States.

•                  On May 16, 2011, we received a commitment from lenders for a $50.0 million senior secured revolving credit facility of which the proceeds will be used to retire the outstanding amount under the existing revolving credit facility and for additional working capital.  We anticipate the new financing transaction to close by the end of May 2011.

•                  On April 1, 2011, we entered into a waiver of specific events of default under the revolving credit facility.  Additionally, we entered into Amendment No. 4 to the revolving credit facility.  See note 3 to our interim condensed consolidated financial statements.

•                  Our backlog increased 14% for the three months ended March 31, 2011 to $636.1 million from $557.6 million at December 31, 2010.

We are constantly in the process of evaluating which markets offer the best opportunities for long-term, ongoing work, either from large jobs or multiple contract awards.  Part of this process involves determining which regions don’t have the volume of work necessary to validate ongoing G&A expenditures and thus those operations are expected to be scaled back in an efficient manner.  Furthermore, we have centralized our management services and bidding processes, which we believe will provide a higher level of scrutiny on the current cost structure all the way down to the project level.

Backlog

We grew our backlog from $557.6 million at December 31, 2010 to $636.1 million at March 31, 2011.  Backlog at March 31, 2011 included $515.8 million or 81% from international projects (excluding Canada), and $120.3 million or 19% from North American projects, of which approximately $69.9 million is attributable to the multi-client business in the United States.  Of the total international backlog, approximately $392.6 million or 76% is with NOCs or partnerships including NOCs.  Furthermore, approximately $218.1 million or 42% of the international backlog is in shallow water transition zones and OBC environments.  We anticipate that approximately 62% of the backlog at March 31, 2011 will be completed in 2011 and 24% will be completed in 2012, with the remaining amount to be completed in 2013 and 2014.  This backlog consists of written orders or commitments believed to be firm.  Contracts for services are occasionally modified by mutual consent and in many instances can be cancelled by the customer on short notice without penalty, as such, our backlog at any particular date may not be indicative of our actual operating results for any succeeding fiscal period.

PGS Onshore Acquisition

In February 2010, we closed the PGS Onshore acquisition for a purchase price of $202.8 million, consisting of $183.4 million of cash and 2.15 million shares of our common stock.  See note 2 to our interim condensed consolidated financial statements.  To finance this acquisition, in December 2009, we issued 4.0 million shares of common stock for net cash proceeds of $34.0 million and our wholly-owned subsidiary issued $300.0 million of Notes for net cash proceeds of $294.3 million.  See note 3 to our interim condensed consolidated financial statements.

The following table presents unaudited condensed consolidated income statement information for the three months ended March 31, 2011 and unaudited pro forma consolidated income statement information for the three months ended March 31, 2010, as if the acquisition of PGS Onshore had occurred at the beginning of the period (in thousands):

	Three months ended March 31,
	2011	2010
	Actual	Pro Forma
	(Unaudited)
Total revenue	$187,637	$126,371
Loss from operations	$(21,484)	$(25,962)
Net loss	$(28,771)	$(38,498)
Preferred dividends and accretion of discount on preferred stock	$(2,203)	$2,392)
Loss applicable to common stockholders	$(30,974)	$(40,890)
Basic and diluted net loss per common share	$(1.74)	$(2.42)

Results of Operations

Our core operating business segments were seismic data acquisition and seismic data processing and interpretation.  Our corporate activities include our corporate general and administrative functions.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Operating Revenues.   Consolidated revenues for the three months ended March 31, 2011 were $187.6 million as compared to $105.7 million for the same period of 2010, an increase of 77%.  The increase was attributable to higher asset utilization worldwide due to improved market fundamentals and the addition of PGS Onshore assets.  Top line results were further bolstered by the additional contribution from the multi-client business in the United States which increased $23.0 million during the three months ended March 31, 2011, compared to the same period of 2010.

For the three months ended March 31, 2011, seismic data acquisition revenue was $184.9 million as compared to $103.3 million for the same period of 2010, an increase of 79%.  This increase in seismic data acquisition revenue was primarily a result of an increase of $51.9 million in our international operations and an increase of $29.7 million in our North America operations.

Seismic data acquisition revenues from North America for the three months ended March 31, 2011 were $67.8 million or 37% of total seismic data acquisition revenue compared to $38.1 million or 37% of total seismic data acquisition revenue for the same period in 2010.  The increase was primarily the result of increased asset utilization due to improved market conditions and the addition of PGS Onshore assets.  Revenues also include multi-client data library licensing revenues of $29.1 million and $6.1 million for the three months ended March 31, 2011 and 2010, respectively.

Seismic data acquisition revenues from international operations for the three months ended March 31, 2011 were $117.1 million or 63% of total seismic data acquisition revenue compared to $65.2 million or 63% of total seismic data acquisition revenue for the same period in 2010.  The increase was attributed to increased asset utilization primarily in the Latin America and EAME regions due to improved market conditions and the addition of PGS Onshore assets.

Seismic data processing revenue increased to $2.7 million for the three months ended March 31, 2011, as compared to $2.4 million for the same period of 2010.  The Company operates two processing centers, one in the United States and one in the United Kingdom.  The increase was primarily the result of higher volume of processing jobs as pricing in this sector has been slow to recover.

Operating Expenses.  Consolidated direct operating costs increased to $150.2 million for the three months ended March 31, 2011, as compared to $83.9 million for the same period of 2010, an increase of 79%.  The increase was primarily a reflection of increased activity and the related costs associated with operating a worldwide fleet that included additional PGS Onshore assets.

Seismic acquisition operating expenses were $148.3 million for the three months ended March 31, 2011, as compared to $81.4 million for the same period of 2010, an increase of 82%.  Seismic acquisition operating expenses as a percentage of seismic data acquisition revenue were 80% for the three months ended March 31, 2011, as compared to 79% for the same period in 2010.

Seismic acquisition operating expenses from North America for the three months ended March 31, 2011 were $29.7 million, or 44% of total North America seismic data acquisition revenue, compared to $26.9 million, or 71% of total North America seismic data acquisition revenue for the same period in 2010.  The costs as a percentage of revenue decreased primarily as a result of increased multi-client revenues in 2011 and the fact that under our accounting policies all costs directly associated with acquiring and processing multi-client data are capitalized and amortized based on sales.

Seismic acquisition operating expenses from international operations for the three months ended March 31, 2011 were $118.6 million, or 101% of total international seismic data acquisition revenue, compared to $54.5 million, or 84% of total international seismic data acquisition revenue for the same period in 2010.  International operating expenses increased primarily as a result of increased asset utilization due to improved market conditions and the addition of PGS Onshore assets.

Data processing operating expenses were $1.9 million for the three months ended March 31, 2011, as compared to $2.5 million for the same period of 2010.  The decrease was primarily the result of higher reimbursable costs during the 2011 period.

General and Administrative Expense.  General and administrative expense for the three months ended March 31, 2011 was $18.2 million, or 10% of revenues, compared to $20.1 million, or 19% of revenues for the same period of 2010.  The decrease was primarily the result of the absence of costs incurred in the first quarter of 2010 related to PGS Onshore acquisition which amounted to $1.5 million.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the three months ended March 31, 2011 was $40.5 million, compared to $19.6 million for the same period of 2010, an increase of $20.9 million or 107%.  The increase was primarily the result of an increase in fixed assets from the PGS Onshore acquisition and the expansion of our multi-client data library.  Amortization of multi-client data for the three months ended March 31, 2011 was $21.7 million, compared to $4.3 million for the same period in 2010.

Interest Expense, net.  Interest expense, net of interest income, for the three months ended March 31, 2011 was $11.1 million, compared to $10.0 million for the same period of 2010.  The increase was primarily the result of interest expense associated with our Series D Preferred Stock issued in December 2010.  Interest expense includes dividends on mandatorily redeemable preferred stock.  See note 4 to our interim condensed consolidated financial statements.

Income Tax Expense.  Income tax expense was $0.6 million for the three months ended March 31, 2011, compared to $0.4 million for the same period of 2010.  The increase was primarily the result of higher taxable income in certain foreign locations. While the Company had pretax losses during the three months ended March 31, 2011 and 2010, the income tax provision for these periods relate primarily to taxes due in countries with deemed profit tax regimes, withholding taxes and the release of valuation allowance in certain foreign jurisdictions with current year operating profits based on the Company’s reevaluation of the realizability of these future tax benefits.

EBITDA and Net Loss.  EBITDA (as defined below) was $19.2 million for the three months ended March 31, 2011, as compared to $1.8 million for the same period in 2010.  This increase was primarily the result of higher asset utilization worldwide combined with the additional contribution from the multi-client business in the United States and the absence of costs incurred in the first quarter of 2010 related to PGS Onshore acquisition.  EBITDA for the three months ended March 31, 2010 includes $1.5 million of costs associated with the acquisition of PGS Onshore.  We had a loss applicable to common stockholders of $31.0 million, or ($1.74) per share, for the three months ended March 31, 2011, as compared to a loss applicable to common stockholders of $31.2 million, or ($1.84) per share, for the same period in 2010.

We define EBITDA as Net Income (Loss) (the most directly generally accepted accounting principle or “GAAP” financial measure) before Interest, Taxes, Other Income (Expense) (including foreign exchange gains/losses, gains/losses on disposal of equipment, gains/losses from change in fair value of derivative liabilities and other income/expense), and Depreciation and Amortization.  “EBITDA”, as used and defined by us, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with GAAP.  EBITDA should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by or used in operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP.  However, we believe EBITDA is useful to an investor in evaluating our operating performance because this measure: (1) is widely used by investors in the energy industry to measure a company’s operating performance without regard to items excluded from the calculation of such term, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired, among other factors; (2) helps investors to more meaningfully evaluate and compare the results of our operations from period to period by removing the effect of our capital structure and asset base from its operating structure; and (3) is used by our management for various purposes, including as a measure of operating performance, in presentations to our board of directors, as a basis for strategic planning and forecasting, and as a component for setting incentive compensation.  There are significant limitations to using EBITDA as a measure of performance, including the inability to analyze the effect of certain recurring and non-recurring items that materially affect our net income or loss, and the lack of comparability of results of operations of different companies.

The reconciliation from net loss applicable to common stockholders to EBITDA is as follows (in thousands):

	Three months ended March 31,
	2011	2010
	(Unaudited)
Loss applicable to common stockholders	$(30,974)	$(31,151)
Preferred stock dividends and accretion costs	(2,203)	(2,392)
Net loss	(28,771)	(28,759)
Provision for income taxes	634	445
Interest expense, net	11,149	10,005
Other (income) expense, net (as defined above)	(4,305)	492
Depreciation and amortization	40,537	19,588
EBITDA	$19,244	$1,771

Liquidity and Capital Resources

In order to ensure that we will have sufficient liquidity to finance the increased business activity, meet existing debt service requirements and finance its business, management has continued to work closely with the lenders under the credit facility, issued additional junior preferred equity securities in December 2010 and is exploring sales of non-core assets.  In addition, we have modified the approval and monitoring controls around our on-going and backlog contracts to improve efficiency and margin profitability and additional contract cost recoveries, and overall cash management.

Liquidity

Our primary sources of cash flow have been cash flow generated by our seismic data acquisition and seismic data processing segments, sales of debt and equity securities, bank borrowings under our revolving credit facility, equipment financing and trade credit.  Our primary uses of cash are operating expenses associated with our seismic data acquisition and seismic data processing segments, capital expenditures associated with upgrading and expanding our capital asset base and debt service.

At March 31, 2011, we had available liquidity as follows (in millions):

Available cash:
Cash and cash equivalents	$50.8
Undrawn borrowing capacity under revolving credit facility	—
Net available liquidity at March 31, 2011 (1)	$50.8

(1) Includes approximately $23.8 million designated for multi-client expenses.

Borrowings under our revolving credit facility are limited to the lesser of $40 million or the borrowing base.  The borrowing base decreases at the end of each month by an amount equal to an interest reserve as defined in the credit agreement.  At March 31, 2011, pursuant to the terms of the credit agreement, as amended, and the interest reserve required, we did not have any available borrowing capacity.

We have certain foreign overdraft facilities in the amount of $ 3.9 million which were undrawn at March 31, 2011.  However, due to the limitations on our ability to remit funds to the United States, amounts under these facilities have been excluded in the available liquidity table above.

The following table summarizes certain measures of liquidity and capital expenditures, as well as our sources of capital from internal and external sources, for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Cash and cash equivalents (end of period)	$50,783	$37,702
Working capital (end of period)	$37,341	$99,745
Cash provided by (used in) operating activities	$26,526	$(19,807)
Cash provided by (used in) investing activities	$(27,962)	$115,888
Cash provided by (used in) financing activities	$9,368	$(68,555)
Capital expenditures	$(8,293)	$(2,058)
Investment in multi-client data library	$(18,639)	$(5,143)
Cash paid for interest	$739	$924
Cash paid for taxes	$2,451	$3,049

Cash provided by (used in) operating activities

Net cash provided by operating activities was $26.5 million for the three months ended March 31, 2011, as compared to net cash used in operating activities of $19.8 million for the three months ended March 31, 2010.  The increase in operational cash flow was primarily the result of improved operating results in our multi-client business and changes in working capital for the 2011 period compared to the same period in 2010.

Cash provided by (used in) investing activities

Net cash used in investing activities was $28.0 million for the three months ended March 31, 2011, as compared to net cash provided by investing activities of $115.9 million for the three months ended March 31, 2010.  The outflow during the 2011 period primarily resulted from increased investments in our multi-client data library and increased capital expenditures.  The inflow during the 2010 period primarily resulted from changes in restricted cash of $303.8 million, offset by cash used for the acquisition of PGS Onshore of $180.8 million.

Cash provided by (used in) financing activities

Net cash provided by financing activities was $9.4 million for the three months ended March 31, 2011, as compared to net cash used in financing activities of $68.6 million for the three months ended March 31, 2010.  The cash inflow during the 2011 period represents primarily the additional drawdown on our revolving credit facility.  The cash outflow during the 2010 period represents primarily amounts used for repayment of substantially all of our existing debt, except for the Notes, on the date of the acquisition of PGS Onshore.

Capital Resources

On May 16, 2011, we received a commitment from lenders for a $50.0 million senior secured revolving credit facility of which the proceeds will be used to retire the outstanding amount under the existing revolving credit facility and for additional working capital.  Borrowings outstanding under the new revolving facility will bear interest at 11.125%, and we will pay an unused commitment fee of 11.125% on amounts in excess of the amount outstanding and the total $50.0 million commitment.  The facility will mature on September 1, 2014.  Borrowings outstanding under the new revolving facility will not be subject to a borrowing base calculation and we expect will not contain any financial maintenance covenants.

Borrowings under the facility will be secured by certain of our and our subsidiaries’ US assets and the pledge of a portion of the stock of certain of our foreign subsidiaries.  We will pay a closing fee of 3.375% of the total commitment and will pay a $4.0 million advisory fee.  The advisory fee will be paid in shares of our common stock valued at 95% of the volume weighted average price of the common stock over the trailing 10-day period following the closing of the new financing transaction.

We anticipate the new financing transaction to close by the end of May 2011.   Closing of the facility is contingent on customary matters, including no material adverse change, satisfactory documentation and completion of certain diligence investigation regarding us and our assets.

Revolving Credit Facility

In February 2010, we entered into a $50.0 million revolving credit facility, which had an initial maturity date of February 12, 2013.  On April 1, 2011, we entered into a waiver of specific events of default that would have occurred on March 31, 2011 for failure to comply with financial reporting covenant requirements.  Additionally, we entered into Amendment No. 4, which modified the monthly maximum total leverage ratio, monthly cumulative adjusted EBITDA targets, our interest cost and the final maturity date of the facility to April 15, 2012.  See note 3 to our interim condensed consolidated financial statements.

The amount that can be borrowed under this facility is limited to the lesser of $40.0 million or the borrowing base.  The borrowing base is calculated based on certain percentages of eligible accounts receivable and fixed assets (primarily equipment) less an interest reserve for the Notes.  Borrowings outstanding under the revolving credit facility bear interest at a floating rate based on the greater of: (i) 3% per year, (ii) Prime Rate, (iii) 0.5% above the Federal Funds Rate, or (iv) 1% above one month LIBOR; plus an applicable margin which currently ranges between 4.5% and 6.5%  depending on our total leverage ratio.  The interest rate was 8.75% at March 31, 2011.

At March 31, 2011, we had $32.8 million outstanding under this facility.  Additionally, pursuant to the terms of the agreement, as amended, and the interest reserve required, we had no undrawn borrowing capacity at March 31, 2011.

Senior Secured Notes Due 2014

On December 23, 2009, we issued $300.0 million of Notes.  The Notes bear interest at the rate of 9.75% per year, payable semi-annually in arrears on June 15 and December 15 of each year and mature in 2014.  The Notes are fully and unconditionally guaranteed, jointly and severally, by us, and by each of our current and future domestic subsidiaries.  We may redeem all of part of the Notes at a prepayment premium which will decline over time.  If we experience a change in control, we will be required to make an offer to repurchase the Notes at 101% of the principal amount plus accrued interest.

Preferred Stock

In December 2009, we restructured the Series B-1 Preferred Stock.  The revised terms included (i) an extension of the redemption date to December 15, 2015; (ii) a reduction of the conversion rate to $17.436; (iii) an option to pay dividends in kind until December 15, 2015; and (iv) an increase in the dividend rate on the Series B-1 preferred stock to 9.75%.  On December 14, 2010, the conversion rate was further reduced to $16.40 in connection with the issuance of Series D Preferred Stock.  Additionally, we agreed to exchange the Series B-2 Preferred Stock for a new series of preferred stock, Series C, plus the issuance of 750,000 shares of our common stock and a fee of $2.1 million, which was 2% of the liquidation value of Series B-2 Preferred Stock.  The Series C Preferred Stock is not convertible, and has a dividend rate of 11.75% and an aggregate liquidation amount of $33.5 million.  We are required to redeem the Series C Preferred Stock on the earlier of  (i) one year after the maturity of the Notes and (ii) March 31, 2016.  We have the ability to pay dividends on the Series C Preferred Stock in kind or allow them to accrue without being paid.

In December, 2010, in order to meet working capital needs, we completed a $30.0 million private placement of 120,000 shares of Series D Preferred Stock and 2010 Warrants to purchase 3,495,000 shares of common stock.  Interest expense is included in results of operations for all dividends on the Series D Preferred Stock accrued during the three months ended March 31, 2011.  We can choose to pay these dividends in cash or accrue them.  The interest rate is 10.50% per annum and compounded quarterly, if paid in cash, and 11.50% per annum and compounded quarterly if accrued but not paid.  We are required to redeem the Series D Preferred Stock for the liquidation amount on December 15, 2016.

Capital Lease Obligations and Vendor Financing

From time to time we enter into capital leases and vendor financing arrangements to purchase certain equipment.  The equipment purchased from these vendors is paid over a period of time.  At March 31, 2011, the balance under these capital leases and vendor financing arrangements was approximately $2.1 million.  During 2011, we may enter into additional capital leases and/or vendor financing to fund expansion and maintenance capital expenditures, within the limits specified by our revolving credit facility agreement restrictions described above.

Future Capital Expenditures

We currently expect our capital expenditures to be approximately $40 million, which is a decrease of 16% compared to 2010.  A large percentage of the capital we expect to spend in 2011 will be directed toward maintaining the equipment we have acquired over the past few years and the remaining portion will be directed toward the expansion of our international operations.  In addition, all approved multi-client data library investments for 2011 have pre-funding levels in excess of 90% of their anticipated cash costs.

We anticipate that our current cash balances and cash flows from operations in 2011 combined with the additional proceeds from the new revolving credit facility and proceeds from the sale of certain non-core assets will be adequate to meet our liquidity needs during 2011.  This expectation, however, is subject to risks that the assumptions used to prepare our forecasts will not be achieved.  Certain of these risks are described under “Risk Factors” in our 2010 Form 10-K.

Off-Balance Sheet Arrangements

At March 31, 2011, we had no off-balance sheet arrangements.

New Accounting Pronouncements

See note 1 to our interim condensed consolidated financial statements.

Significant Accounting Policies

See note 2 to our consolidated financial statements in our 2010 Form 10-K.

Critical Accounting Policies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Accounting Estimates — New Accounting Pronouncements, Significant Accounting Policies and Critical Accounting Estimates — Critical Accounting Estimates” in Item 7 and note 2 to our consolidated financial statements in our 2010 Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposures relate to changes in operation concentration and credit risk as well as fluctuations in interest rates and foreign currency exchange rates.  Additionally, we are exposed to market risk with respect to our own equity securities.

Concentration and Credit Risk

In the normal course of business, we provide credit terms to our customers.  As all of our customers are engaged in the oil and gas industry, they are similarly affected by changes in economic and industry conditions.  Fluctuations in commodity prices affect demand for and pricing of our services and impact the concentration of our customers and our exposure to credit risk.

We typically provide services to a relatively small group of key customers that account for a significant percentage of our accounts receivable at any given time.  If any of our key clients were to terminate their contracts or fail to contract for our services in the future because they are acquired, alter their exploration or development strategy, or for any other reason, our results of operations could be affected.  However, key customers change from year to year and the largest customers in any year may not be indicative of the largest customers in any subsequent year.  For the three months ended March 31, 2011, our top 10 customers represented 57% of our consolidated revenue for this period.  Our two largest customers accounted for 11% and 9%, respectively, of our consolidated revenue for the three months ended March 31, 2011.

We utilize the specific identification method for establishing and maintaining allowances for possible losses.  Our allowance for doubtful accounts increased by $2.0 million at March 31, 2011 to $4.5 million.

Interest Rate Risk

We are exposed to the impact of interest rate changes on the outstanding indebtedness under our revolving credit facility which has variable interest rates.  Amounts drawn under the revolving credit facility bear interest at variable rates based on LIBOR plus a margin or the alternative base rate as defined in the agreement.  The interest rate margin applicable to LIBOR advances varies based on our total leverage ratio.  The hypothetical impact on the average outstanding balance of our variable rate indebtedness from a hypothetical 100 basis point increase in interest rates would be an increase in interest expense of approximately $0.1 million per quarter.

The fair market value of fixed-rate long-term debt increases as prevailing interest rates decrease and decreases as prevailing interest rates increase.  Increases in the fair value of our fixed-rate debt affect our results of operations and cash flows only if we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value.  The estimated fair value of our fixed-rate long-term debt was $290.5 million at March 31, 2011 and $299.4 million at December 31, 2010.

We have cash and restricted cash balances which, at times, may exceed federally insured limits. Restricted cash includes cash held to collateralize standby letters of credit and performance guarantees.  Volatility in financial markets may impact our credit risk on cash and short-term investments.  At March 31, 2011, cash and cash equivalents and restricted cash totaled $52.5 million.

Foreign Currency Exchange Rate Risk

We operate in over 20 countries and are involved in transactions denominated in currencies other than the U.S. dollar, which expose us to foreign currency exchange rate risk.  We utilize the payment structure of customer contracts to selectively reduce our exposure to exchange rate fluctuations in connection with monetary assets, liabilities and cash flows denominated in certain foreign currencies.  We do not hold or issue foreign currency forward contracts, option contracts or other derivative financial instruments for speculative purposes.

We have designated the U.S. dollar as the functional currency for our operations in international locations because we contract with customers, purchase equipment and finance capital using the U.S. dollar.  Accordingly, certain assets and liabilities of foreign operations are translated at historical exchange rates, revenues and expenses are translated at the average rate of exchange for the period, and all translation gains or losses are reflected in the period’s results of operations.  Our net foreign exchange gain attributable to our international operations was insignificant for the three months ended March 31, 2011.  During the three months ended March 31, 2011, we derived $117.1 million or 62% of our total consolidated revenues from international operations.  It is not possible for us to predict the extent to which we may be affected by future changes in exchange rates and exchange controls.

Equity Risk

Under the terms of our Series B-1 Preferred Stock and existing warrants and options to purchase our common stock, the holders of these instruments are given an opportunity to profit from a rise in the market price of our common stock that, upon the conversion of our Series B-1 Preferred Stock and the exercise of the warrants and/or options, could result in dilution in the interests of our other stockholders.  See note 5 to our interim condensed consolidated financial statements.  The holders of our preferred stock have the preemptive right to acquire shares of our common stock that we may offer for cash in the future, other than shares sold in a public offering and the conversion price of the Series B-1 shares is subject to a down-round provision which may increase their holdings in the event of any offering. The terms on which we may obtain additional financing may be adversely affected by the existence and potentially dilutive impact of our Series B-1 Preferred Stock, and common stock options and warrants.

Fair Value Measurements

As a result of certain anti-dilution provisions in the Series B-1 Preferred Stock conversion feature and the 2008 and 2010 Warrants, these instruments are recorded at fair value on a recurring basis as derivative liabilities in our consolidated balance sheet.  See notes 4 and 5 to our interim condensed consolidated financial statements.  Changes in fair value are recorded in other income (expense) as unrealized gains and losses.  The fair values of these instruments are subject to material changes primarily associated with fluctuations in the market value of our common stock.  Generally, as the market value of our stock increases/decreases, the fair values of our derivative liabilities increase/decrease and a corresponding loss/gain is recorded.  In addition, our estimate of the fair value of these instruments includes key assumptions for volatility and a risk-free discount rate.   We recorded an unrealized gain of $4.4 million for the three months ended March 31, 2011.  Due to the degree of estimation involved, our derivative liabilities are classified as Level 3 in the fair value hierarchy.  See note 6 to our interim condensed consolidated financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have performed an evaluation of the design, operation and effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) at March 31, 2011.  Based on that evaluation, our principal executive officer and principal financial officer concluded that such disclosure controls and procedures were not effective.  See “Material Weaknesses” below.

Changes in Internal Control

Other than the measures described below under “Remediation” there have not been any changes in our internal control over financial reporting (as defined in the Exchange Act Rule 13a-15(f) of the Securities Exchange Act) during the three months ending March 31, 2011, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Material Weaknesses

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2010, we identified control deficiencies that constitute material weaknesses in the design and operation of our internal control over financial reporting.  The following material weaknesses were present at December 31, 2010 and March 31, 2011:

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

These material weaknesses resulted in the recording of a number of post-closing adjustments to our 2010 consolidated financial statements and our March 31, 2011 interim condensed consolidated financial statements.  The adjustments primarily affected revenue recognition in North America, non-routine accruals and deferred cost accounts related to our international operations, including, as applicable, the corresponding income statement accounts.  These material weaknesses could result in a material misstatement to our annual or interim condensed consolidated financial statements that would not be prevented or detected.  Accordingly, we determined that based on these material weaknesses described above, the internal controls over financial reporting were not effective at December 31, 2010 and March 31, 2011.

Remediation

To remediate these material weaknesses, management has rationalized the key control activities of financial reporting to distribute the control points at a more appropriate organizational level and implemented a remediation program which includes the following:

•                  Control Environment. We have hired experienced personnel in key positions in its control environment.  These include a Chief Financial Officer (25 years of experience), a Chief Accounting Officer (25 years of experience), a Chief Information Officer (28 years of experience), a Vice President of Tax (31 years of experience), a Corporate Tax Manager (28 years of experience), a Vice President and Treasurer (16 years of experience) and a Director of Internal Audit (40 years of experience).  These personnel have extensive experience in the design, implementation and enforcement of an effective control environment.

•                  Financial Reporting Process. During the first quarter of 2011, we have reorganized and begun to upgrade the skill sets of the global accounting team.  Additionally, we are implementing uniform global accounting policies and procedures and have improved the transparency of our financial reporting process through enhancements to our financial reporting system.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Neither the Company nor any of its subsidiaries is a party to any pending legal proceedings other than certain routine litigation that is incidental to the Company’s business and that the Company believes is unlikely to materially impact the Company.  Moreover, the Company is not aware of any such legal proceedings that are contemplated by governmental authorities with respect to the Company, any of its subsidiaries, or any of their respective properties.  See note 11 to our interim condensed consolidated financial statements.

Item 1A.  Risk Factors

As of the date of this filing, the Company is still subject to the risk factors previously disclosed in our 2010 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None

Item 6.  Exhibits (items indicated by an (*) are filed herewith)

Exhibit No.	Description

10.1	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.1 to Form 8-K filed on January 28, 2011 (file no. 001-33460)).

10.2	Employment Agreement, dated February 10, 2011, between Geokinetics Inc. and Diana S. Moore (incorporated by reference from Exhibit 10.1 to Form 8-K filed on February 10, 2011 (file no. 001-33460)).

10.3

Waiver and Amendment No. 4 to the Credit Agreement, dated as of April 1, 2011, by and among Geokinetics Holdings and Royal Bank of Canada as administrative and collateral agent to the certain lenders named therein (incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 5, 2011 (file no. 001-33460)).

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

GEOKINETICS INC.

Date: May 16, 2011	/s/ Richard F. Miles
Richard F. Miles
President and Chief Executive Officer
(Authorized Officer)

Date: May 16, 2011	/s/ Gary L. Pittman
Gary L. Pittman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)