Form 10-Q
period 2011-06-30
GEOKINETICS INC
filed 2011-08-15
CIK 314606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Website: www.geokinetics.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Common Stock, par value $0.01 per share.  Shares outstanding on August 5, 2011: 18,193,554 shares

GEOKINETICS INC.

Glossary of Certain Defined Terms:

2002 Plan	2002 Stock Awards Plan
2007 Plan	2007 Stock Awards Plan
2010 Plan	2010 Stock Awards Plan
2010 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2010
2D	Two-dimensional
3D	Three-dimensional
4D	Four-dimensional
Amendment No. 1	Amendment to the RBC Revolving Credit Facility entered into on June 30, 2010
Amendment No. 2	Amendment to the RBC Revolving Credit Facility entered into on October 1, 2010
Amendment No. 3	Amendment to the RBC Revolving Credit Facility entered into on December 13, 2010
Amendment No. 4	Amendment to the RBC Revolving Credit Facility entered into on April 1, 2011
ASC	Accounting Standards Codification
ASU	Accounting Standard Update
Avista	Avista Capital Partners
Board	Geokinetics’ Board of Directors
CIT	CIT Group Equipment Financing, Inc.
Company	Geokinetics Inc., collectively with its subsidiaries
E&P Companies	National oil companies, major international oil companies and independent oil and gas exploration and production companies, collectively
EBITDA	Earnings before interest, taxes, depreciation and amortization
FASB	Financial Accounting Standards Board
Forbearance Agreement and Amendment No. 5	Agreement / Amendment entered into with the Whitebox Revolving Credit Facility lenders on May 24, 2011
GAAP	United States generally accepted accounting principles
Geokinetics	Geokinetics Inc., collectively with its subsidiaries
Holdings	Geokinetics Holdings USA, Inc.
IASB	International Accounting Standards Board
Levant	Levant America, S.A.
LIBOR	London InterBank Offered Rate
New Lenders	Whitebox Advisor, LLC and Gates Capital Management, Inc.
NOCs	National oil companies
NYSE Amex	New York Stock Exchange Amex
Notes	9.75% Senior Secured Notes issued in December 2009, due December 2014
OBC	Ocean bottom cable
PGS	Petroleum Geo-Services ASA
PGS Onshore	PGS’s worldwide onshore seismic data acquisition and multi-client library business
PNC	PNC Bank, National Association
Prime Rate	The lowest rate of interest at which money may be borrowed commercially
RBC	Royal Bank of Canada
RBC Revolving Credit Facility	Revolving credit and letters of credit facility entered into on February 10, 2010 with a group of lenders led by RBC
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933
Trace Acquisition	Acquisition of Trace Energy Services, Ltd. in December 2005
Transition Zone	An area in which water is too shallow for acquisition of marine seismic data with towed streamers, such as near the shoreline, marshes and lagoons
Whitebox Advisors	Whitebox Advisors, LLC, as administrative agent for lenders under the Whitebox Revolving Credit Facility
Whitebox Revolving Credit Facility

Revolving credit facility in connection with the Forbearance Agreement and Amendment No. 5 with the New Lenders and Whitebox Advisors as the administrative agent, via the assignment of the RBC Revolving Credit Facility rights and obligations

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Geokinetics Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,779	$42,851
Restricted cash	3,978	2,455
Accounts receivable, net of allowance for doubtful accounts of $5,361 at June 30, 2011 and $2,519 at December 31, 2010	122,265	165,323
Deferred costs	23,311	22,766
Prepaid expenses	14,945	12,722
Other current assets	6,145	6,568
Total current assets	232,423	252,685
Property and equipment, net	237,849	266,404
Goodwill	132,376	131,299
Multi-client data library, net	56,520	53,212
Deferred financing costs, net	8,880	11,794
Other assets, net	10,578	9,770
Total assets	$678,626	$725,164

LIABILITIES, MEZZANINE AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$2,830	$1,634
Accounts payable	67,529	65,417
Accrued liabilities	59,881	75,694
Deferred revenue	60,870	49,537
Income taxes payable	14,138	15,997
Total current liabilities	205,248	208,279
Long-term debt and capital lease obligations, net of current portion	347,098	319,284
Deferred income taxes	16,188	16,169
Derivative liabilities	29,962	38,271
Mandatorily redeemable preferred stock	49,929	45,265
Other liabilities	1,122	1,122
Total liabilities	649,547	628,390
Commitments and contingencies
Mezzanine equity:
Preferred stock, Series B Senior Convertible, $10.00 par value; 2,500,000 shares authorized, 334,920 shares issued and outstanding at June 30, 2011 and 319,174 shares issued and outstanding at December 31, 2010	78,767	74,987
Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized, 18,193,554 shares issued and 17,851,505 shares outstanding at June 30, 2011 and 18,118,290 shares issued and 17,804,459 shares outstanding at December 31, 2010	179	179
Additional paid-in capital	227,709	230,977
Accumulated deficit	(277,596)	(209,389)
Accumulated other comprehensive income	20	20
Total stockholders’ equity (deficit)	(49,688)	21,787
Total liabilities, mezzanine and stockholders’ equity	$678,626	$725,164

See accompanying notes to the condensed consolidated financial statements.

Geokinetics Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$145,548	$119,548	$333,185	$225,296

Expenses:
Direct operating expenses	120,779	102,367	270,958	186,251
Depreciation and amortization	36,792	24,614	77,329	44,202
General and administrative	15,594	20,948	33,808	41,041
Loss on disposal of property and equipment, net	333	658	524	1,049
Total expenses	173,498	148,587	382,619	272,543
Loss from operations	(27,950)	(29,039)	(49,434)	(47,247)
Other income (expense):
Interest income	179	784	388	952
Interest expense	(13,120)	(9,798)	(24,478)	(19,971)
Loss on early redemption of debt	(1,121)	—	(1,121)	(2,517)
Gain from change in fair value of derivative liabilities	4,529	3,715	8,972	4,822
Foreign exchange loss	(94)	(1,768)	(141)	(819)
Other, net	335	186	435	546
Total other expense, net	(9,292)	(6,881)	(15,945)	(16,987)
Loss before income taxes	(37,242)	(35,920)	(65,379)	(64,234)
Provision for income taxes	2,194	1,869	2,828	2,314
Net Loss	(39,436)	(37,789)	(68,207)	(66,548)
Preferred stock dividends and accretion costs	(2,271)	(1,816)	(4,474)	(4,208)
Loss applicable to common stockholders	$(41,707)	$(39,605)	$(72,681)	$(70,756)

For Basic and Diluted Shares:
Loss per common share	$(2.34)	$(2.24)	$(4.08)	$(4.12)
Weighted average common shares outstanding	17,838	17,679	17,831	17,154

See accompanying notes to the condensed consolidated financial statements.

Geokinetics Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES
Net loss	$(68,207)	$(66,548)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	77,329	44,202
Bad debt expense	2,842	450
Loss on prepayment of debt, amortization of deferred financing costs, and accretion of debt discount	4,726	4,540
Stock-based compensation	1,205	1,421
Loss on disposal of property and equipment, net	524	1,049
Change in fair value of derivative liabilities	(8,972)	(4,822)
Changes in operating assets and liabilities:
Restricted cash	(1,523)	(111)
Accounts receivable	40,216	54,140
Prepaid expenses and other assets	(2,926)	(3,353)
Deferred costs	(545)	(1,356)
Accounts payable	2,112	(6,901)
Deferred revenue	11,333	13,324
Accrued liabilities and other liabilities	(13,445)	(23,579)
Net cash provided by operating activities	44,669	12,456
INVESTING ACTIVITIES
Investment in multi-client data library	(40,256)	(15,825)
Acquisition, net of cash acquired	—	(180,832)
Purchases and acquisition of property and equipment	(9,381)	(24,938)
Investments in other assets	(1,519)	(3,295)
Proceeds from disposal of property and equipment and insurance claims	1,626	95
Change in restricted cash held for purchase of PGS Onshore	—	303,803
Net cash provided by (used in) investing activities	(49,530)	79,008
FINANCING ACTIVITIES
Proceeds from issuance of debt	58,312	9,000
Proceeds from common stock issuance, net	—	1,714
Payments on capital lease obligations and vendor financing	(936)	(24,195)
Payments on debt	(33,000)	(44,864)
Payments of debt issuance costs	(587)	(2,481)
Net cash provided by (used in) financing activities	23,789	(60,826)
Net increase in cash	18,928	30,638
Cash at the beginning of period	42,851	10,176
Cash at the end of period	$61,779	$40,814

Supplemental disclosures of cash flow information:
Cash disclosures:
Interest paid	$16,800	$15,274
Income taxes paid	$3,817	$8,408
Non-cash disclosures:
Capitalized depreciation to multi-client data library	$2,440	$642
Purchases of property and equipment under capital lease obligations	$3,835	$—

See accompanying notes to the condensed consolidated financial statements.

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: General

Organization

The Company, a Delaware corporation founded in 1980, is based in Houston, Texas.  The Company is a global provider of seismic data acquisition, data processing and integrated reservoir geoscience services, and a leader in providing land, transition zone and shallow water OBC environment geophysical services.  These geophysical services include acquisition of 2D, 3D, time-lapse 4D and multi-component seismic data surveys, data processing and integrated reservoir geoscience services for customers in the oil and natural gas industry, which include E&P companies in North America, Latin America (including Mexico), Africa, Asia-Pacific and the Middle East.  The Company also owns a multi-client data library whereby it maintains full or partial ownership of data acquired; client access is provided via licensing agreements.  The Company’s multi-client data library consists of data covering various areas in the United States, Canada, Brazil and Australia.

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC.  The Company believes that the presentations and disclosures herein are adequate for a fair presentation.  The unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the interim periods presented.  These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its 2010 Form 10-K.  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

The unaudited interim condensed consolidated financial statements include the accounts of Geokinetics Inc. and its subsidiaries.  All significant intercompany transactions have been eliminated in consolidation.  The consolidated financial statements of the Company have been prepared on the accrual basis of accounting in accordance with GAAP.  The results of operations of the Company for the six months ended June 30, 2010 include the results of operations of PGS Onshore since February 12, 2010, which may affect comparability of certain of the financial information included herein.

Certain prior period amounts have been reclassified to conform to current period financial statement presentation.

Recent Developments

On April 1, 2011, the Company entered into Amendment No. 4, to the RBC Revolving Credit Facility and obtained a waiver of specific events of default that would have occurred on March 31, 2011 for failure to comply with financial reporting covenant requirements.  See note 4.

On May 16, 2011, the Company received a commitment from the New Lenders for a $50.0 million senior secured revolving credit facility.  On May 24, 2011, the Company consented to the assignment of the rights and obligations under the RBC Revolving Credit Facility to the New Lenders and contemporaneously entered into a Forbearance Agreement and Amendment No. 5 with the New Lenders.  See note 4.  An amended and restated credit agreement was executed among the Company and the New Lenders on August 12, 2011.  See note 15.

Recent Accounting Standards

In June 2011, the FASB issued an update to ASC 220, Presentation of Comprehensive Income.  This ASU provides that an entity that reports items of other comprehensive income has the option to present comprehensive income in either 1) a single statement  that presents the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income; or 2) a two-statement approach which presents the components of net income and total net income in a first statement, immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  The option in current GAAP that permits the presentation of other comprehensive income in the statement of changes in equity was eliminated.  The guidance will be applied retrospectively and is effective for the Company for interim and annual periods beginning on January 1, 2012.  Early adoption is permitted.  The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued an update to ASC 820, Fair Value Measurements.  This ASU clarifies the application of certain fair value measurement requirements and requires, among other things, expanded disclosures for Level 3 fair value measurements and the categorization by level for items for which fair value is required to be disclosed in accordance with ASC 825, Financial Instruments.  The guidance will be applied prospectively and is effective for the Company for interim and annual periods beginning on January 1, 2012.  Early adoption is not permitted.  The Company is currently evaluating the impact of this guidance.

Property and Equipment

Property and equipment and accumulated depreciation were as follows (in thousands):

	Estimated	June 30,	December 31,
	Useful Life	2011	2010
		(Unaudited)
Field operating equipment	3-10 years	$315,394	$311,187
Vehicles	3-10 years	73,979	66,709
Buildings and improvements	6-39 years	14,623	14,819
Software	3-5 years	25,089	25,561
Data processing equipment	3-5 years	11,330	10,136
Furniture and equipment	3-5 years	3,074	3,253
		443,489	431,665
Less: accumulated depreciation		(208,880)	(176,549)
		234,609	255,116
Assets under construction		3,240	11,288
		$237,849	$266,404

The Company reviews the useful life and residual values of property and equipment on an ongoing basis considering the effect of events or changes in circumstances.  Depreciation expense related to the Company’s property and equipment for the three and six months ended June 30, 2011 was $18.5 million and $36.1 million, respectively.  Depreciation expense related to the Company’s property and equipment for the three and six months ended June 30, 2010 was $17.7 million and $32.3 million, respectively.

During April 2011, the Company experienced a loss of certain equipment as a result of a wild fire in Colorado, in the United States, which reached the Company’s staging area.  The lost assets were fully insured and the claims process is underway.  During the second quarter of 2011, the Company recorded a net gain of $0.2 million in connection with this event consisting of the write-off of the net book value of the lost equipment of $1.3 million and insurance proceeds received to date of $1.5 million.  The net gain is included in loss from disposal of assets, net in the consolidated statement of operations.   The Company expects to receive additional insurance proceeds during 2011 related to this event.

The Company stores and maintains property and equipment in the countries in which it does business.  In connection with the acquisition of PGS Onshore in February 2010, the Company acquired certain property and equipment in Libya and entered into an agreement with PGS to operate the business there on the Company’s behalf.  See note 13.  The Company subsequently completed the formation of a subsidiary and acquired certain required licenses to operate its seismic acquisition business.  However, as a result of the civil unrest in Libya, the Company has been unable to operate its business or utilize its equipment in Libya and is currently evaluating options regarding transfer of this equipment out of the area.  At June 30, 2011, the net book value of the equipment in Libya was $11.8 million.  While the Company maintains insurance coverage on these assets, including political risk coverage, this coverage is limited only to certain defined loss events.  To date, these defined events have not occurred.

Goodwill

The changes in the carrying amounts of goodwill were as follows (in thousands):

Balance at December 31, 2010	$131,299
Changes to goodwill relating to the acquisition of PGS Onshore (see note 3)	1,077
Balance at June 30, 2011	$132,376

Multi-Client Data Library

Multi-client data library consists of seismic surveys that are licensed to customers on a non-exclusive basis.  The Company capitalizes all costs directly associated with acquiring and processing the data, including depreciation of the assets used in production of the surveys.

Multi-client seismic library costs and accumulated amortization were as follows (in thousands):

	June 30,	December 31,
	2011	2010
	(Unaudited)
Acquisition and processing costs	$142,146	$99,450
Less accumulated amortization	(85,626)	(46,238)
Multi-client data library, net	$56,520	$53,212

Multi-client seismic library revenues for the three and six months ended June 30, 2011 were $21.5 million and $50.6 million, respectively.  Multi-client seismic library revenues for the three and six months ended June 30, 2010 were $12.6 million and $18.8 million, respectively.

Amortization expense related to the Company’s multi-client data library for the three and six months ended June 30, 2011 was $17.7 million and $39.4 million, respectively.  Amortization expense related to the Company’s multi-client data library for the three and six months ended June 30, 2010 was $6.1 million and $10.4 million, respectively.

Deferred Financing Costs

The Company had deferred financing costs of $8.9 million and $11.8 million at June 30, 2011 and December 31, 2010, respectively.  During the three and six months ended June 30, 2011, the Company amortized approximately $1.8 million and $2.4 million, respectively, to interest expense, which includes $1.1 million written off in connection with Amendment No. 4 to the RBC Revolving Credit Facility.  See note 4.  During the three and six months ended June 30, 2010, the Company amortized approximately $0.7 million and $1.3 million, respectively, to interest expense.

In connection with the assignment of the RBC Revolving Credit Facility rights and obligations to the New Lenders on May 24, 2011, the Company wrote off $1.1 million of deferred financing costs (included in other income (expense) in the consolidated statement of operations) related to the early extinguishment of the RBC Revolving Credit Facility.  During February 2010, the Company wrote off $2.5 million of deferred financing costs (included in other income (expense) in the consolidated statement of operations) related to the early extinguishment of certain debt.  See note 4.

Other Assets, Net

Other assets, net, are as follows (in thousands):

	June 30, 2011			December 31, 2010
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
	(Unaudited)
Intangible assets:
Customer lists	$3,609	$(3,518)	$91	$3,609	$(3,276)	$333
Order backlog	5,700	(4,129)	1,571	5,700	(2,629)	3,071
License agreement	500	(69)	431	500	(44)	456
Total intangible assets	$9,809	$(7,716)	$2,093	$9,809	$(5,949)	$3,860
Other:
Cost method investments			6,275			4,810
Indemnification receivable from PGS and other			2,210			1,100
Total other			8,485			5,910
Total other assets, net			$10,578			$9,770

Amortization expense related to the above assets was $0.6 million and $1.8 million, respectively, for the three and six months ended June 30, 2011.  Amortization expense related to the above assets was $0.8 million and $1.5 million, respectively, for the three and six months ended June 30, 2010.

NOTE 2: Sales of Certain Accounts Receivable

In order to improve the Company’s liquidity, one of the Company’s international subsidiaries in Latin America sells certain eligible trade accounts receivable without recourse under a program sponsored by a financial agent of the foreign government to accelerate collections.  There is no recourse to the subsidiary for uncollectible receivables and, once sold, the subsidiary’s effective control over the accounts is ceded.  The cost associated with these sales is calculated based on LIBOR plus five percentage points and the value and due date of the accounts receivable sold.

At the time of sale, the related accounts receivable are removed from the balance sheet and the proceeds and cost are recorded.  Accounts receivable sold under this arrangement totaled $45.5 million during the six months ended June 30, 2011.  The loss on the sale of these accounts for the three and six months ended June 30, 2011 was $0.1 million and $0.2 million, respectively, and is included in operating expenses in the Company’s consolidated statement of operations.  There were no sales of trade accounts receivable during the same period in 2010.

NOTE 3: Acquisition

On December 3, 2009, the Company entered into an agreement with PGS to acquire PGS Onshore.  The Company closed this transaction on February 12, 2010 for cash and stock consideration valued at $202.8 million.  The acquisition of PGS Onshore provided the Company with a significant business expansion of its Data Acquisition segment into Mexico, North Africa, the Far East, and in the United States, including Alaska.  In addition, the acquisition substantially increased the Company’s multi-client data library with data covering approximately 5,500 square miles of 3D data located primarily in Texas, Oklahoma, Wyoming and Alaska.

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

The allocation of the purchase price included multi-client data library, which consisted of data surveys covering portions of the United States and Canada.  Other intangible assets consisted of order backlog and a marine vibrator patented technology license.  The Company determined the fair values for the multi-client data library and other intangibles using the income approach.  Under this method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life.  To calculate fair value, the Company used probability-weighted cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset.  The Company believes that the level and timing of cash flows appropriately reflect market participant assumptions.

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

Goodwill of approximately $59.0 million was recognized for this acquisition and is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.  It specifically includes the synergies and other benefits from combining the operations of PGS Onshore with the operations of the Company.  The Company allocated the goodwill to the seismic data acquisition business segment in recognition of the estimated present value of the future synergies paid for in this transaction that will directly benefit that segment.  As described above, the final determination of the fair value of property and equipment in the first quarter of 2011 resulted in a $1.1 million increase to goodwill.  The entire amount of goodwill of $59.0 million is not deductible for tax purposes.

Costs associated with the acquisition of PGS Onshore totaled $5.2 million.  Of this amount, $3.5 million and $5.0 million are included in general and administrative expenses for the three and six months ended June 30, 2010, respectively.

The following unaudited condensed consolidated income statement information for the six months ended June 30, 2011 and unaudited pro forma consolidated income statement information for the six months ended June 30, 2010 assumes that the acquisition of PGS Onshore had occurred at the beginning of the period.  The Company prepared the unaudited pro forma financial results for comparative purposes only.  The unaudited pro forma financial results may not be indicative of the results that would have occurred if Geokinetics had completed the acquisition at the beginning of the period presented or the results that may be attained in the future.  Amounts presented below are in thousands, except for the per share amounts:

	Six months ended June 30,
	(Unaudited)
	2011	2010
	Actual	Pro Forma
Total revenue	$333,185	$245,919
Loss from operations	$(49,434)	$(55,000)
Net loss	$(68,207)	$(76,286)
Preferred dividends and accretion of discount on preferred stock	$(4,474)	$(4,208)
Loss applicable to common stockholders	$(72,681)	$(80,494)
Basic and diluted loss per common share	$(4.08)	$(4.69)

NOTE 4: Debt and Capital Lease Obligations

Long-term debt and capital lease obligations were as follows (in thousands):

	June 30, 2011	December 31, 2010
	(Unaudited)
RBC Revolving Credit Facility —7.50% to 8.75%	$—	$23,000
Whitebox Revolving Credit Facility —8.75%	48,312	—
Senior Secured Notes, net of discount—9.75%	296,043	295,471
Capital lease obligations	5,074	1,696
Notes payable from vendor financing arrangements	499	751
Total	349,928	320,918
Less: current portion	(2,830)	(1,634)
Total, net	$347,098	$319,284

WhiteBox Revolving Credit Facility

On May 16, 2011, the Company received a commitment and summary of principal terms from the New Lenders for a $50.0 million senior secured revolving credit facility.  On May 24, 2011, the Company consented to the assignment of the rights and obligations under the RBC Revolving Credit Facility to the New Lenders.  Contemporaneously with the assignment, the Company entered into a Forbearance Agreement and Amendment No. 5 whereby the New Lenders agreed to waive compliance with certain terms and conditions under the RBC Revolving Credit Facility agreement, as previously modified and amended,  and to forbear from exercising any rights and remedies in connection with certain specified defaults under the RBC Revolving Credit Facility agreement until the earlier of August 22, 2011 or the execution of an amended and restated credit agreement.  Upon the assignment of the RBC Revolving Credit Facility to the New Lenders, the Company borrowed $48.3 million under the Whitebox Revolving Credit Facility, with a reserve of $1.7 million for cash costs associated with the closing of the amended and restated credit agreement.  The amount borrowed includes funds used to repay the RBC Revolving Credit Facility and funds used for general working capital purposes.  Until such time that the amended and restated credit agreement is executed, the Company incurs interest and fees on the Whitebox Revolving Credit Facility based on the terms of the RBC Revolving Credit Facility, as amended.  Accordingly, the Company incurs a ticking fee of 1% per quarter based on the maximum availability under the facility, a 1.5% fee for unused commitments and borrowings bear interest at a floating rate based on a specific formula.  At June 30, 2011, the interest rate based on this formula was 8.75%. Upon execution of the amended and restated credit agreement, borrowings outstanding under the facility will bear interest at 11.125%, amounts in excess of the amount outstanding and the total amount available of $50.0 million will be subject to an unused commitment fee of 11.125% and the ticking fee of 1% per quarter will no longer be applicable.

The amended and restated credit agreement facility was executed among the Company and the New Lenders on August 12, 2011.  See note 15.

Senior Secured Notes Due 2014

On December 23, 2009, Holdings issued $300.0 million of Notes in a private placement to institutional buyers at an issue price of $294.3 million or 98.093% of the principal amount.  The discount is accreted as an increase to interest expense over the term of the Notes.  At June 30, 2011 and December 31, 2010, the effective interest rate on the Notes was 11.1%, which includes the effect of the discount accretion and deferred financing costs amortization.  The stated interest rate on the Notes is 9.75% and is payable semi-annually in arrears on June 15 and December 15 of each year.  The Notes are fully and unconditionally guaranteed by the Company and by each of the Company’s current and future domestic subsidiaries (other than Holdings, which is the issuer of the Notes).  Pursuant to the terms of an inter-creditor agreement, the Notes are junior to the Whitebox Revolving Credit Facility as to receipt of collateral and/or collateral proceeds securing both the Whitebox Revolving Credit Facility and the Notes.  The Company may redeem up to 10% of the original principal amount of the Notes during each 12-month period at 103% of the principal amount plus accrued interest until the second anniversary following their issuance.  Thereafter, the Company may redeem all or part of the Notes at a prepayment premium which will decline over time.  In the event of occurrence of a change of control, the Company will be required to make an offer to repurchase the Notes at 101% of the principal amount plus accrued interest.  The indenture governing the Notes contains customary covenants for non-investment grade indebtedness, including restrictions on the Company’s ability to incur indebtedness, to declare or pay dividends and repurchase its capital stock, to invest the proceeds of asset sales, and to engage in transactions with affiliates.

Capital Lease and Vendor Financing Obligations

From time to time, the Company enters into capital leases and vendor financing arrangements to purchase certain equipment.  The equipment purchased from these vendors is paid over a period of time.  During the six months ended June 30, 2011, the Company entered into various capital leases, due in 2014, for certain transportation equipment for a total amount of $3.8 million.

The amounts due under all capital leases and vendor financing arrangements at June 30, 2011 and December 31, 2010 were approximately $5.6 million and $2.4 million, respectively.

Foreign Revolving Credit Lines

The Company maintains various foreign bank overdraft facilities used to fund short-term working capital needs.  At June 30, 2011, and December 31, 2010, the Company had approximately $4.0 million and $3.9 million, respectively, of available credit and no borrowings were outstanding under these facilities.

Extinguished Obligations

RBC Revolving Credit Facility

On February 12, 2010, the Company entered into a $50.0 million revolving credit and letters of credit facility, with a group of lenders led by RBC.  The RBC Revolving Credit Facility had an initial maturity date of February 12, 2013.  In the period between June 2010 and December 2010, the Company entered into Amendments No. 1, No. 2 and No. 3 to the RBC Revolving Credit Facility whereby the maximum borrowings were limited to the lesser of $40.0 million or a borrowing base and certain financial covenants were waived and modified.  Borrowings outstanding under the RBC Revolving Credit Facility bore interest at a floating rate based on a specific formula.  At March 31, 2011 and December 31, 2010, the rate was 8.75%.  The outstanding balance under the facility was $29.8 million and $23.0 million at May 24, 2011 and December 31, 2010, respectively.

On April 1, 2011, the Company entered into a waiver of specific events of default that would have occurred on March 31, 2011 for failure to comply with certain financial reporting covenant requirements.  Additionally, the Company entered into Amendment No. 4, which modified the monthly maximum total leverage ratio, monthly cumulative adjusted EBITDA (as defined in the agreement) targets and the Company’s interest cost.  This amendment also modified the final maturity date of the revolving credit facility to April 15, 2012.  In connection with Amendment No. 4 the Company wrote off $1.1 million related to the modification of the final maturity date, included in interest expense in the Company’s consolidated statement of operations.

On May 24, 2011, RBC and the other lenders assigned their rights and obligations under the RBC Revolving Credit Facility to the New Lenders under the Whitebox Revolving Credit Facility and received full payment of the amounts then outstanding under the facility plus unpaid accrued interest and fees for a total payment of $30.5 million.  The Company did not incur any pre-payment fees or penalties related to the retirement of the RBC Revolving Credit Facility.  The Company wrote off $1.1 million of deferred financing costs (included in other income (expense) in the consolidated statement of operations) associated with the early extinguishment of the RBC Revolving Credit Facility.

Other

On February 12, 2010, in conjunction with the closing of the acquisition of PGS Onshore, the Company fully extinguished certain borrowings and obligations as follows:

PNC Credit Facility.  Until February 12, 2010, the Company had a Revolving Credit, Term Loan and Security Agreement with PNC, as lead lender, which provided the Company with a $70.0 million revolving credit facility maturing in May 2012.  On February 12, 2010, the outstanding balance of $45.8 million was repaid and the revolving credit facility was terminated.  The Company recorded a loss of $1.0 million on the redemption of the revolving credit facility which consisted of $0.8 million related to the acceleration of costs that were being amortized over the expected life of the facility, and approximately $0.2 million related to prepayment penalties.  The loss is included in other income (expense) in the Company’s consolidated statement of operations.

CIT Group Equipment Financing.  The Company had several equipment lease agreements with CIT on seismic and other transportation equipment.  The outstanding balance at December 31, 2009 was approximately $12.1 million.  The Company recorded a loss of approximately $0.3 million on the redemption of these obligations related to prepayment penalties.  The loss is included in other income (expense) in the Company’s consolidated statement of operations.

Other Equipment Financing.  The Company had several other vendor financing arrangements for purchase of equipment.  At December 31, 2009, these obligations totaled approximately $9.9 million.  The Company recorded a loss of $1.0 million related to prepayment penalties to fully extinguish certain equipment financing agreements outstanding on February 12, 2010.  The loss is included in other income (expense) in the Company’s consolidated statement of operations.

NOTE 5:   Mandatorily Redeemable Preferred Stock

The Company classifies preferred stock, which is not convertible or exchangeable for the Company’s common stock, as a long-term liability as it is considered a mandatorily redeemable financial instrument.  Dividends paid or accrued are reflected as interest expense.

Series C Mandatorily Redeemable Preferred Stock

On July 28, 2008, the Company issued 120,000 shares of its Series B Preferred Stock, $10.00 par value (“the Series B-2 Preferred Stock”) and warrants (“2008 Warrants”) to purchase 240,000 shares of Geokinetics common stock to Avista and an affiliate of Avista for net proceeds of $29.1 million.  See note 6.  In December 2009, in conjunction with the financing of the acquisition of PGS Onshore, the Company agreed to exchange its Series B-2 Preferred Stock for new Series C redeemable preferred stock (“Series C Preferred Stock”) plus 750,000 shares of Geokinetics common stock.  The fair value of the Series C Preferred Stock at the date of exchange was $32.1 million.  The shares of Series C Preferred Stock were issued to Avista and have an aggregate liquidation preference equal to the liquidation preference of the series B-2 Preferred Stock of $33.5 million.  The Company is required to redeem the Series C Preferred Stock on December 16, 2015.  The Series C Preferred Stock accrues dividends at a rate of 11.75%.  Dividends may accrue or be paid in kind with additional shares of Series C Preferred Stock, at the election of Avista, until December 16, 2015.  The Series C Preferred Stock is not convertible or exchangeable for Geokinetics’ common stock.  The Series C Preferred Stock has liquidation preference over the Series D preferred stock (see below).

For the three and six months ended June 30, 2011, the Company recognized interest expense of $1.3 million and $2.4  million, respectively, related to the Series C Preferred Stock, which includes accretion of discount of $0.1 million and $0.1 million, respectively .  For the three and six months ended June 30, 2010, the Company recognized interest expense of $1.1 million and $2.3 million, respectively, related to the Series C Preferred Stock, which includes an immaterial amount for accretion of discount.

Series D Mandatorily Redeemable Junior Preferred Stock

In December 2010, the Company completed a $30.0 million private placement of 120,000 shares of a new series of junior preferred stock (“Series D Preferred Stock”) and warrants (“2010 Warrants”) to purchase 3,495,000 shares of Geokinetics common stock.  The Series D Preferred Stock was issued to related parties including Avista and its affiliates, PGS, Levant and certain directors of the Company.  Dividends on the Series D Preferred Stock accrue from the date of issuance and are paid in cash or accrued at the election of Geokinetics at a rate of 10.5% per annum and compounded quarterly if paid in cash, and 11.5% per annum and compounded quarterly if accrued but not paid.  The Series D Preferred Stock is subject to mandatory redemption on December 15, 2016, and subject to redemption at the option of Geokinetics at the liquidation preference of $30.0 million.  The preferred stock was issued at a value of $8.3 million.  The original discount of $21.7 million will be accreted through December 15, 2016, as additional interest expense using the effective interest rate method.  The Series D Preferred Stock is not convertible or exchangeable for Geokinetics’ common stock.

For the three and six months ended June 30, 2011, the Company recognized total interest expense of $1.2 million and $2.3 million, respectively, related to the Series D Preferred Stock, which includes accretion of discount of $0.3 million and $0.5 million, respectively.

The 2010 Warrants have an initial exercise price of $9.64 per share, subject to an adjustment, and expire on December 15, 2016.  The initial exercise price was equal to 105% of the closing price of the Company’s common stock on December 13, 2010.  The 2010 Warrants contain certain price protection provisions such that if the Company issues certain equity securities for a price that is lower than the warrant conversion price during the two-year period following the issuance date of the 2010 Warrants, the exercise price of the warrants will be adjusted to the price of the newly issued equity securities.  After the two-year period, the exercise price adjusts in accordance with the same formula as the Series B-1 Preferred Stock.  See note 6.  As a result of the anti-dilution provisions, the 2010 Warrants are recorded as derivative liabilities in the consolidated balance sheets at June 30, 2011 and December 31, 2010.

Mandatorily redeemable preferred stock consisted of (in thousands):

	June 30, 2011		December 31, 2010
	Shares	$	Shares	$
	(Unaudited)

Series C Mandatorily Redeemable Preferred:
Issued	133,982	$33,495	133,982	$33,495
Discount, net of accretion	—	(1,043)	—	(1,159)
Accrued interest	26,094	6,524	17,089	4,272
Series C Mandatorily Redeemable Preferred, net	160,076	$38,976	151,071	$36,608

Series D Mandatorily Redeemable Preferred:
Issued	120,000	$30,000	120,000	$30,000
Discount, net of accretion	—	(20,967)	—	(21,504)
Accrued interest	7,679	1,920	643	161
Series D Mandatorily Redeemable Preferred, net	127,679	$10,953	120,643	$8,657
Total		$49,929		$45,265

NOTE 6:   Preferred Stock

On December 15, 2006, in connection with the repayment of a $55.0 million subordinated loan, the Company issued 228,683 shares of its Series B-1 Preferred Stock, $10.00 par value, pursuant to the terms of the Securities Purchase Agreement dated September 8, 2006, with Avista, an affiliate of Avista and another institutional investor (“Series B-1 Preferred Stock”).  Effective December 18, 2009, the holders of the Series B-1 Preferred Stock and the Company agreed to revised terms including (i) an extension of the redemption date to December 16, 2015; (ii) a reduction of the conversion rate to $17.436; (iii) an option to pay dividends in kind until December 15, 2015; and (iv) an increase in the dividend rate to 9.75%.  In connection with the issuance of the Series D Preferred Stock on December 14, 2010, the conversion price of the Series B-1 Preferred Stock was reset to $16.40.

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

Each holder of Series B-1 Preferred Stock is entitled to receive cumulative dividends at the rate of 9.75% per annum on the liquidation preference of $250 per share, compounded quarterly.  At the Company’s option through December 16, 2015, dividends may be paid in additional shares of Series B-1 Preferred Stock.  After such date, dividends are required to be paid in cash if declared.  Dividends on the Series B-1 Preferred Stock have been accrued or paid in kind exclusively to date.  During the six months ended June 30, 2011, the Company accrued dividends of 15,746 shares with an issuance value of $3.9 million.

At each issuance of the Series B-1 Preferred Stock, including accrued share dividends, the fair value of the Series B-1 Preferred Stock conversion feature is bifurcated and recorded as a derivative liability.  The fair value of the Series B-1 Preferred Stock conversion feature which was bifurcated and recorded as a derivative liability during the six months ended June 30, 2011 was $0.6 million.  The difference between the fair value of the conversion feature and the liquidation preference amount is recorded as additional discount of the Series B-1 Preferred Stock.  The accretion of the additional discount to the preferred stock resulting from bifurcating the Series B conversion feature was $0.2 million and $0.4 million for the three and six months ended June 30, 2011, respectively.  The accretion of the additional discount to the preferred stock resulting from bifurcating the Series B conversion feature was $0.3 million and $0.5 million for the three and six months ended June 30, 2010, respectively.  At June 30, 2011 and December 31, 2010, the Series B-1 preferred stock is presented as mezzanine equity.

On July 28, 2008, the Company issued 120,000 shares of Series B-2 Preferred Stock, $10.00 par value and warrants to purchase 240,000 shares of Geokinetics common stock to Avista and an affiliate of Avista for net proceeds of $29.1 million.  On December 18, 2009, the Company exchanged the Series B-2 Preferred Stock for new Series C Preferred Stock, which is classified as a long-term liability.  See note 5.

The 2008 Warrants contain anti-dilution provisions substantially identical to the Series B Preferred Stock, and are classified as derivative liabilities in the condensed consolidated balance sheets.  There were 240,000 2008 Warrants to purchase common stock outstanding at an exercise price of $9.25 as of June 30, 2011.  These warrants expire on July 28, 2013.

NOTE 7:   Fair Value of Financial Instruments

Fair Value Measurements

The Company categorizes the fair value measurements of its financial assets and liabilities into a three level fair value hierarchy, based on the inputs used in determining fair value.  The categories in the fair value hierarchy are as follows:

Level 1— Financial assets and liabilities whose values are based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.  The Company had no assets or liabilities in this category as of June 30, 2011 or December 31, 2010.

Level 2— Financial assets and liabilities whose values are based on quoted market prices for similar assets and liabilities, quoted market prices in markets that are not active or other inputs that can be corroborated by observable market data.  The Company had no assets or liabilities in this category at June 30, 2011 or December 31, 2010.

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

The assumptions used in the Monte Carlo valuation model to determine the fair value of the Company’s derivative liabilities are as follows:

	At June 30, 2011	At December 31, 2010
2008 Warrants exercise price (1)	$9.25	$9.25
2010 Warrants exercise price (1)	$9.64	$9.64
Series B Preferred Stock conversion price (1)	$16.40	$16.40
Stock price	$7.88	$9.29
Volatility	72.44%	83.64%
Risk-free discount rate (2) – 2008 Warrants	0.84%	0.84%
Risk-free discount rate (2) – 2010 Warrants	2.42%	2.38%
Risk-free discount rate (2) – Series B Preferred Stock embedded conversion feature	1.51%	1.99%

(1)         Anti-dilution provisions for these financial instruments will be triggered upon the execution of the amended and restated credit agreement for the Whitebox Revolving Credit Facility which will impact the exercise and conversion prices.  See note 15.

(2)         Based on the remaining life of the instruments.

The Company’s derivative liabilities measured at fair value on a recurring basis were as follows (in thousands):

	June 30, 2011
	(Unaudited)
	Total	(Level 1)	(Level 2)	(Level 3)
Conversion feature embedded in Preferred Stock	$13,045	$—	$—	$13,045
2008 Warrants	665	—	—	665
2010 Warrants	16,252	—	—	16,252
Total derivative liabilities	$29,962	$—	$—	$29,962

	December 31, 2010
	Total	(Level 1)	(Level 2)	(Level 3)
Conversion feature embedded in Preferred Stock	$14,142	$—	$—	$14,142
2008 Warrants	1,097	—	—	1,097
2010 Warrants	23,032	—	—	23,032
Total derivative liabilities	$38,271	$—	$—	$38,271

A reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Balance at December 31, 2010	$38,271
Total unrealized gains
Included in earnings	(8,972)
Included in other comprehensive income	—
Issuances	663
Transfers in and/or out of Level 3	—
Balance at June 30, 2011	$29,962

The Company is not a party to any hedging arrangements, commodity swap agreements or any other derivative financial instruments.

In connection with the execution of the amended and restated credit agreement for the Whitebox Revolving Credit Facility on August 12, 2011, the Company will pay a $4.0 million advisory fee by issuing shares of common stock.  See note 15.  The issuance of these shares of common stock will trigger the anti-dilution provisions of the Series B-1 Preferred Stock, the 2008 Warrants and the 2010 Warrants,  and, accordingly, the fair value measurements of the Company’s derivative liabilities.

Estimated Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short maturity of those instruments, and therefore, have been excluded from the table below.  The fair value of debt determined using quoted market prices, when available.  The fair value of the mandatorily redeemable preferred stock is calculated by using the discounted cash flow method of the income approach.

The following table sets forth the fair value of the Company’s remaining financial assets and liabilities (in thousands):

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Unaudited)
Financial liabilities:
Long-term debt	$349,928	$345,635	$320,918	$324,862
Mandatorily redeemable preferred stock:
Series C	$38,976	$49,012	$36,608	$44,950
Series D	$10,953	$28,801	$8,657	$28,168

NOTE 8:   Employee Benefits

Stock-Based Compensation

The Company’s 2010, 2007 and 2002 Plans provide for the granting of (i) incentive stock options, (ii) nonqualified stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) phantom stock awards or (vi) any combination of the foregoing to directors, officers and select employees.  To date, the Company has not granted stock appreciation rights or phantom stock awards.  At June 30, 2011, 1,043,010 awards remained available for grant under the 2010 Plan, 215,164 awards under the 2007 Plan, and 116,841 awards under the 2002 Plan.  Stock option exercises and restricted stock are funded through the issuance of authorized but unissued shares of common stock.

Because the Company maintained a full valuation allowance on its U.S. deferred tax assets, the Company did not recognize any tax benefit related to stock-based compensation expense for the three and six months ended June 30, 2011 and 2010.

Stock Options

The Company grants both incentive stock options and non-qualified stock options to employees and non-employee directors.  Compensation expense related to stock options recognized during the three and six months ended June 30, 2011 totaled $0.3 million and $0.6 million, respectively.  Compensation expense related to stock options recognized during the three and six months ended June 30, 2010 totaled $0.2 million and $0.5million, respectively.

Option activity for the six months ended June 30, 2011, is summarized as follows:

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2010	506,463	$12.16
Expired	—	—
Forfeited	(28,150)	$10.85
Exercised	—	—
Granted	81,600	$9.21
Balance at June 30, 2011	559,913	$11.79
Exercisable at June 30, 2011	162,043	$18.30

The weighted average grant-date fair value of options granted during the three and six months ended June 30, 2011 was $5.81 and $5.83, respectively.  The fair value of each option granted is estimated on the date of grant, using the Black-Scholes option pricing model.

Restricted Stock

Restricted stock expense is calculated by multiplying the stock price on the date of award by the number of shares awarded and amortizing this amount over the vesting period of the stock.  The Company recorded compensation expense of $0.2 million and $0.6 million for the three and six months ended June 30, 2011, respectively, related to these restricted stock awards.  The Company recorded compensation expense of $0.5 million and $0.9 million for the three and six months ended June 30, 2010, respectively, related to these restricted stock awards.

Restricted stock activity for the six months ended June 30, 2011, is summarized as follows:

Number of Shares of Restricted Stock
Balance at December 31, 2010	313,831
Forfeited	(34,824)
Vested	(28,568)
Granted to management	10,660
Granted to non-management employees	38,950
Granted to non-employee directors	42,000
Balance at June 30, 2011	342,049

NOTE 9:   Loss per Common Share

The following table sets forth the computation of basic and diluted loss per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Numerator:
Loss applicable to common stockholders	$(41,707)	$(39,605)	$(72,681)	$(70,756)
Denominator:
Denominator for basic and diluted loss per common share	17,838	17,679	17,831	17,154
Loss per common share:
Basic and diluted	$(2.34)	$(2.24)	$(4.08)	$(4.12)

The denominator used for the calculation of diluted earnings per common share for the three and six months ended June 30, 2011 and 2010, excludes the effect of certain stock options, restricted stock, warrants and convertible preferred stock because the effect is anti-dilutive.  At June 30, 2011, there were options to purchase 461,803 shares of common stock, 342,049 shares of unvested restricted stock, warrants to purchase 3,735,000 shares of common stock, and preferred stock convertible into 5,105,488 shares of common stock.  At June 30, 2010, there were options to purchase 234,638 shares of common stock, 460,222 shares of unvested restricted stock, warrants to purchase 514,105 shares of common stock, and preferred stock convertible into 4,366,204 shares of common stock.

NOTE 10:   Segment Information

The Company’s reportable segments are strategic business units that offer different services to customers.  Each segment is managed separately, has a different customer base, and requires unique and sophisticated technology.  The Company has two reportable segments: seismic data acquisition and processing and integrated reservoir geoscience.  The Company further breaks down its seismic data acquisition segment into two geographic reporting units: North America seismic data acquisition and international seismic data acquisition.  The North America and international data acquisition reporting units acquire data for customers by conducting seismic shooting operations in North America, Latin America (including Mexico), Africa, Asia-Pacific and the Middle East.  The processing and integrated reservoir geoscience segment operates processing centers in Houston, Texas and London, United Kingdom to process seismic data for oil and gas exploration companies worldwide.

The Company evaluates the performance of each segment based on earnings or loss before interest, taxes, other income (expense) and depreciation and amortization.

The following table sets forth financial information with respect to the Company’s reportable segments (in thousands, except for gross margin percentages):

	Three Months Ended June 30,		Six Months Ended June 30
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)

Revenue:
Data Acquisition
North America	$59,459	$40,299	$127,233	$78,360
International	84,638	76,892	201,779	142,094
Subtotal Data Acquisition	144,097	117,191	329,012	220,454
Data Processing and Integrated Reservoir Geoscience	2,578	3,034	6,408	6,322
Eliminations	(1,127)	(677)	(2,235)	(1,480)
Total	$145,548	$119,548	$333,185	$225,296
Direct Operating Expenses:
Data Acquisition
North America	$30,047	$30,116	$59,721	$56,715
International	88,953	69,861	207,559	124,666
Subtotal Data Acquisition	119,000	99,977	267,280	181,381
Data Processing and Integrated Reservoir Geoscience	2,906	3,067	5,913	6,350
Eliminations	(1,127)	(677)	(2,235)	(1,480)
Total	$120,779	$102,367	$270,958	$186,251
Gross Margins:
Data Acquisition
North America	$29,412	$10,183	$67,512	$21,645
International	(4,315)	7,031	(5,780)	17,428
Subtotal Data Acquisition	25,097	17,214	61,732	39,073
Data Processing and Integrated Reservoir Geoscience	(328)	(33)	495	(28)
Total	$24,769	$17,181	$62,227	$39,045
Gross Margin Percentages:
Data Acquisition
North America	49.5%	25.3%	53.1%	27.6%
International	-5.1%	9.1%	-2.9%	12.3%
Subtotal Data Acquisition	17.4%	14.7%	18.8%	17.7%
Data Processing and Integrated Reservoir Geoscience	-12.7%	-1.1%	7.7%	-0.4%
Total	17.0%	14.4%	18.7%	17.3%
Segment Depreciation and Amortization:
Data Acquisition
North America	$21,322	$12,484	$46,601	$20,856
International	13,845	9,644	27,555	18,783
Subtotal Data Acquisition	35,167	22,128	74,156	39,639
Data Processing and Integrated Reservoir Geoscience	367	446	653	655
Corporate	1,258	2,040	2,520	3,908
Total	$36,792	$24,614	$77,329	$44,202
Segment Income (Loss):
Data Acquisition
North America	$6,116	$(2,367)	$16,699	$(6,193)
International	(31,483)	(9,688)	(55,549)	(13,210)
Subtotal Data Acquisition	(25,367)	(12,055)	(38,850)	(19,403)
Data Processing and Integrated Reservoir Geoscience	(754)	(450)	(271)	(945)
Corporate	(13,315)	(25,284)	(29,086)	(46,200)
Total	$(39,436)	$(37,789)	$(68,207)	$(66,548)
Segment Assets (at end of period):
Data Acquisition
North America			$203,672	$272,293
International			410,430	368,041
Subtotal Data Acquisition			614,102	640,334
Data Processing and Integrated Reservoir Geoscience			8,147	9,812
Corporate			56,377	61,755
Total			$678,626	$711,901

NOTE 11: Income Taxes

The provision for income tax for the three and six months ended June 30, 2011 was $2.2 million and $2.8 million, respectively.  The provision for income tax for the three and six months ended June 30, 2010, was $1.8 million and $2.3 million, respectively.  While the Company had pretax losses during the three and six months ended June 30, 2011 and 2010, the income tax provision for these periods relate primarily to taxes due in countries with deemed profit tax regimes, withholding taxes and the release of valuation allowance in certain foreign jurisdictions with current year operating income based on the Company’s reevaluation of the realizability of these future tax benefits.

The following summarizes changes in the Company’s uncertain tax positions for the six months ended June 30, 2011 (in thousands):

Balance at December 31, 2010	$7,997
Increase in tax positions related to current period	—
Interest	382
Balance at June 30, 2011	$8,379

All additions or reductions to the above liability affect the Company’s effective tax rate in the respective period of change. The Company accounts for any applicable interest and penalties on uncertain tax positions as a component of income tax expense.  Interest and penalties for the three and six months ended June 30, 2011 were $0.2 million and $0.4 million, respectively.  Interest and penalties for the three and six months ended June 30, 2010 were $0.2 million and $0.4 million, respectively.

At June 30, 2011 and December 31, 2010, the Company had $2.4 million and $2.0 million of accrued interest related to unrealized tax benefits, respectively.  The tax years that remain subject to examination by major tax jurisdictions are from 2004 to 2010.

NOTE 12:   Litigation and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business.  With respect to an international labor claim, the Company received an adverse verdict which it plans to appeal.

The Company recorded a provision of $2.7 million and $2.3 million, included in accrued expenses at June 30, 2011 and December 31, 2010, respectively, for estimated costs related to various claims and legal actions arising in the ordinary course of business.  Management is of the opinion that none of the claims and actions will have a material adverse impact on the Company’s financial position, results of operations, or cash flows.

NOTE 13:   Related Party Transactions

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

Transition Services Agreement.  In the transition services agreement, PGS agreed to provide the Company with office facilities, accounting, information, payroll and human resources services following the closing of the acquisition.  During the three and six months ended June 30, 2010, the Company incurred fees of $1.4 million and $3.2 million, respectively, related to this agreement.  The services were provided by PGS through July 30, 2010.

Mexico Data Processing (“Mexico DP”) Agreement.  The Company’s purchase of PGS Onshore data acquisition business did not include PGS’s data processing business in Mexico.  Following the acquisition, we entered into the Mexico DP Agreement with PGS, in which the Company agreed to operate data processing contracts in Mexico for PGS’s benefit until such time as PGS could arrange for the required consents to the transfer of the contracts to a subsidiary of PGS.  PGS agreed to reimburse the Company for its costs to operate the contracts on PGS’s behalf.  The contracts were transferred to a subsidiary of PGS in January 2010.  Under the Mexico DP Agreement, the Company spun-off the DP division on behalf of PGS for $2.1 million in equity, which includes $0.7 million in fixed assets and $0.1 million in cash equivalents.

Libya Agreement.  The Company entered into an agreement with PGS whereby PGS agreed to operate the Company’s seismic data acquisition business in Libya for the Company’s benefit until completion of the formation of a subsidiary in Libya and acquisition of the required licenses to own and operate the business in Libya.  The Company agreed to reimburse PGS for the costs of operating the business for the Company’s benefit.  During the fourth quarter of 2010 and the first quarter of 2011, the Company formed a subsidiary in Libya and acquired certain licenses necessary to operate its business there.  However, the civil unrest in Libya has made transfer of the business to the Company impractical, and, accordingly, the Libya agreement has been extended.

Other

During the three and six months ended June 30, 2011, and 2010, the Company paid fees of approximately $0.1 million, $0.2 million, $0.1 million and $0.1 million, respectively, for freight broker services provided by Total Connection, a company owned and operated by the spouse of an employee of the Company.  Additionally, during the three and six months ended June 30, 2011 and 2010, the Company paid fees of approximately $0.3 million, $0.4 million, $0.1 million and $0.5 million, respectively, for permitting services provided by Complete Geo Land Services, LLC, a company owned and operated by the spouse of an employee of the Company.

NOTE 14:   Condensed Consolidating Financial Information

The Notes are fully and unconditionally guaranteed, jointly and severally, by the Company, and by each of the Company’s current and future domestic subsidiaries (other than Holdings, which is the issuer of the Notes).  See note 4.  The non-guarantor subsidiaries are comprised of all the Company’s subsidiaries and branches outside of the United States.  Separate condensed consolidating financial statement information for the parent, guarantor subsidiaries and non-guarantor subsidiaries at June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010 is as follows (in thousands):

	BALANCE SHEET
	June 30, 2011 (Unaudited)
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$14,230	$—	$69,855	$148,338	$—	$232,423
Property and equipment, net	19,715	—	198,850	19,284	—	237,849
Investment in subsidiaries	174,526	377,362	48,187	14,257	(614,332)	—
Intercompany accounts	38,259	98,478	(27,690)	(115,314)	6,267	—
Other non-current assets	1,131	7,748	170,899	28,576	—	208,354
Total assets	$247,861	$483,588	$460,101	$95,141	$(608,065)	$678,626

Liabilities, Mezzanine and Stockholders’ Equity
Current liabilities	$44,265	$1,566	$58,578	$100,380	$459	$205,248
Long-term debt and capital lease obligations, net of current portion	—	344,355	—	2,743	—	347,098
Deferred income taxes and other non-current liabilities	33,195	—	30,557	3,487	—	67,239
Derivative liabilities	29,962	—	—	—	—	29,962
Total liabilities	107,422	345,921	89,135	106,610	459	649,547
Mezzanine equity	78,767	—	—	—	—	78,767
Stockholders’ deficit	61,672	137,667	370,966	(11,469)	(608,524)	(49,688)
Total liabilities, mezzanine and stockholders’ equity	$247,861	$483,588	$460,101	$95,141	$(608,065)	$678,626

	BALANCE SHEET December 31, 2010
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$10,819	$—	$71,935	$169,931	$—	$252,685
Property and equipment, net	23,408	—	220,817	22,179	—	266,404
Investment in subsidiaries	174,526	377,363	48,185	370	(600,444)	—
Intercompany accounts	32,710	90,479	(76,348)	(53,108)	6,267	—
Other non-current assets	469	10,571	206,465	33,654	(45,084)	206,075
Total assets	$241,932	$478,413	$471,054	$173,026	$(639,261)	$725,164

Liabilities, Mezzanine and Stockholders’ Equity
Current liabilities	$34,675	$1,566	$58,300	$113,279	$459	$208,279
Long-term debt and capital lease obligations, net of current portion	—	318,471	—	813	—	319,284
Deferred income taxes and other non-current liabilities	28,530	—	30,558	3,468	—	62,556
Derivative liabilities	38,271	—	—	—	—	38,271
Total liabilities	101,476	320,037	88,858	117,560	459	628,390
Mezzanine equity	74,987	—	—	—	—	74,987
Stockholders’ equity	65,469	158,376	382,196	55,466	(639,720)	21,787
Total liabilities, mezzanine and stockholders’ equity	$241,932	$478,413	$471,054	$173,026	$(639,261)	$725,164

	STATEMENT OF OPERATIONS Three Months Ended June 30, 2011 (Unaudited)
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$—	$88,715	$88,123	$(31,290)	$145,548
Equity in earnings of subsidiaries	(55,312)	—	(35,903)	(14,412)	105,627	—
Expenses:
Direct operating expenses	7,438	—	36,121	108,510	(31,290)	120,779
Depreciation and amortization	1,690	—	32,801	2,301	—	36,792
General and administrative	(22,016)	—	12,891	24,719	—	15,594
(Gain) loss on disposal of property and equipment, net	(1)	—	113	221	—	333
Total (income) expenses	(12,889)	—	81,926	135,751	(31,290)	173,498
Loss from operations	(42,423)	—	(29,114)	(62,040)	105,627	(27,950)
Interest income (expense), net	(2,483)	(10,597)	160	(21)	—	(12,941)
Other income (expenses), net	4,414	(1,121)	(1,663)	2,019	—	3,649
Loss before income taxes	(40,492)	(11,718)	(30,617)	(60,042)	105,627	(37,242)
Provision for income taxes	—	—	222	1,972	—	2,194
Net loss	$(40,492)	$(11,718)	$(30,839)	$(62,014)	$105,627	$(39,436)

	STATEMENT OF OPERATIONS Six Months Ended June 30, 2011 (Unaudited)
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$—	$158,939	$219,211	$(44,965)	$333,185
Equity in earnings of subsidiaries	(68,033)	—	(45,522)	(16,042)	129,597	—
Expenses:
Direct operating expenses	13,844	—	61,812	240,267	(44,965)	270,958
Depreciation and amortization	3,359	—	69,660	4,310	—	77,329
General and administrative	(12,277)	—	14,104	31,981	—	33,808
(Gain) loss on disposal of property and equipment, net	(4)	—	353	175	—	524
Total expenses	4,922	—	145,929	276,733	(44,965)	382,619
Loss from operations	(72,955)	—	(32,512)	(73,564)	129,597	(49,434)
Interest income (expense), net	(4,778)	(19,587)	345	(70)	—	(24,090)
Other income (expenses), net	8,469	(1,121)	(2,429)	3,226	—	8,145
Loss before income taxes	(69,264)	(20,708)	(34,596)	(70,408)	129,597	(65,379)
Provision for income taxes	—	—	418	2,410	—	2,828
Net loss	$(69,264)	$(20,708)	$(35,014)	$(72,818)	$129,597	$(68,207)

	STATEMENT OF CASH FLOWS Six Months Ended June 30, 2011 (Unaudited)
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(32,710)	$(76,163)	$83,631	$(8,655)	$78,566	$44,669
Net cash provided (used in) investing activities	—	—	(40,256)	(9,274)	—	(49,530)
Net cash (used in) financing activities	—	24,725	—	(936)	—	23,789
Net increase (decrease) in cash	$(32,710)	$(51,438)	$43,375	$(18,865)	$78,566	$18,928

	STATEMENT OF OPERATIONS Three Months Ended June 30, 2010 (Unaudited)
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$—	$50,559	$78,218	$(9,229)	$119,548
Equity in earnings of subsidiaries	(20,279)	—	(8,611)	—	28,890	—
Expenses:
Seismic acquisition and data processing	6,714	—	30,650	74,232	(9,229)	102,367
Depreciation and amortization	853	—	21,950	1,811	—	24,614
General and administrative	13,217	—	302	7,429	—	20,948
Loss on disposal of property and equipment, net	1	—	595	62	—	658
Total expenses	20,785	—	53,497	83,534	(9,229)	148,587
Loss from operations	(41,064)	—	(11,549)	(5,316)	28,890	(29,039)
Interest expense, net of interest income	(8,233)	—	(276)	(505)	—	(9,014)
Other income (expenses), net	9,909	(8,547)	617	154	—	2,133
Loss before income taxes	(39,388)	(8,547)	(11,208)	(5,667)	28,890	(35,920)
Provision for income taxes	—	—	1,390	479	—	1,869
Net Loss	$(39,388)	$(8,547)	$(12,598)	$(6,146)	$28,890	$(37,789)

	STATEMENT OF OPERATIONS Six Months Ended June 30, 2010 (Unaudited)
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$—	$97,445	$150,826	$(22,975)	$225,296
Equity in earnings of subsidiaries	(39,295)	—	(24,066)	—	63,361	—
Expenses:
Seismic acquisition and data processing	5,223	—	53,810	150,193	(22,975)	186,251
Depreciation and amortization	2,131	—	39,028	3,043	—	44,202
General and administrative	21,701	1,565	3,033	14,742	—	41,041
(Gain) loss on disposal of property and equipment, net	1	—	1,970	(922)	—	1,049
Total expenses	29,056	1,565	97,841	167,056	(22,975)	272,543
Loss from operations	(68,351)	(1,565)	(24,462)	(16,230)	63,361	(47,247)
Interest expense, net of interest income	(18,070)	(66)	(351)	(532)	—	(19,019)
Other income (expenses), net	17,577	(16,780)	2,556	(1,321)	—	2,032
Loss before income taxes	(68,844)	(18,411)	(22,257)	(18,083)	63,361	(64,234)
Provision for income taxes	—	—	402	1,912	—	2,314
Net Loss	$(68,844)	$(18,411)	$(22,659)	$(19,995)	$63,361	$(66,548)

	STATEMENT OF CASH FLOWS Six Months Ended June 30, 2010 (Unaudited)
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(17,938)	$—	$(3,300)	$34,568	$(874)	$12,456
Net cash provided (used in) investing activities	95	122,971	(44,058)	—	—	79,008
Net cash used in financing activities	(60,404)	—	(422)	—	—	(60,826)
Net increase (decrease) in cash	$(78,247)	$122,971	$(47,780)	$34,568	$(874)	$30,638

NOTE 15:   Subsequent Events

Execution of Amended and Restated Credit Agreement - Whitebox Revolving Credit Facility

On May 16, 2011, the Company received a commitment and summary of principal terms from the New Lenders for a $50.0 million senior secured revolving credit facility.  On May 24, 2011, the Company consented to the assignment of the rights and obligations under the RBC Revolving Credit Facility to the New Lenders and contemporaneously entered into a Forbearance Agreement and Amendment No. 5 with the New Lenders and Whitebox Advisors.  The amended and restated credit agreement facility was executed among the Company and the New Lenders on August 12, 2011.  In connection with the execution of this agreement, the Company paid a fee of $1.7 million in cash.  In addition, the Company will pay a $4.0 million advisory fee by issuing shares of Geokinetics common stock valued at 95% of the volume weighted average price of the common stock over the trailing 10-day period following the execution of the amended and restated credit agreement.  The number of shares of common stock and their value per share will be computed as of August 26, 2011.  The issuance of these shares will impact the conversion and exercise prices of the Series B-1 Preferred Stock, the 2008 Warrants and the 2010 Warrants, which are subject to an anti-dilution adjustment in the event the Company issues shares of common stock for a consideration less than the applicable conversion or exercise price. The conversion price of the Series B-1 Preferred Stock and the exercise price of the 2008 Warrants will be reduced in accordance with an anti-dilution formula and the exercise price of the 2010 Warrants will be reduced to the issue price of such common stock.

Borrowings outstanding under the facility bear interest at 11.125%; amounts in excess of the amount outstanding and the total amount available of $50.0 million are subject to an unused commitment fee of 11.125%.  The facility does not provide for the issuance of letters of credit and will mature on September 1, 2014.  Borrowings under the facility are secured by certain of the Company’s and its subsidiaries’ US assets and the pledge of a portion of the stock of certain of its foreign subsidiaries.  There are no scheduled amortization or commitment reductions prior to maturity but the Company is required to prepay the facility with proceeds from certain asset sales.  The Company has the option to prepay the facility upon the issuance of certain equity securities or after the first year, subject to a reduction fee schedule.  The facility has no financial maintenance covenants.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “the Company,” “our company,” “the registrant,” “we,” “our,” “us,” and “Geokinetics” shall mean Geokinetics Inc. and its consolidated subsidiaries.  References in this Quarterly Report on Form 10-Q to “PGS Onshore” refer to certain entities and assets formerly comprising the onshore seismic business of Petroleum Geo-Services ASA.  References to the “PGS Onshore acquisition” refer to the Company’s acquisition of PGS Onshore, which closed in February 2010, and the related financing of that acquisition.

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

Overview

We are a full-service, global provider of seismic data acquisition, processing and integrated reservoir geoscience services to the oil and natural gas industry.  We also provide clients access, via licenses, to our multi-client seismic data library.  As an acknowledged industry leader in land, transition zone and shallow water (down to 500 feet water depths) OBC environments, we have the capacity to operate up to 28 seismic crews with approximately 200,500 channels of seismic data acquisition equipment worldwide and the ability to process seismic data collected throughout the world.  Crew count, configuration and location can change depending upon industry demand and requirements.

We provide a suite of geophysical services including acquisition of 2D, 3D, time-lapse 4D and multi-component seismic data surveys, data processing and integrated reservoir geoscience services for customers in the oil and natural gas industry, which include E&P companies in North America, Latin America (including Mexico), Africa, Asia-Pacific and the Middle East.  Seismic data is used by E&P companies to identify and analyze drilling prospects, maximize drilling success, optimize field development and enhance production economics.  We also own a multi-client data library whereby we maintain full or partial ownership of data acquired for future licensing, consisting of data covering various areas in the United States, Canada, Brazil and Australia.

Developments related to our business during 2011 include the following:

•                  On May 16, 2011, we received a commitment from New Lenders for a $50.0 million senior secured revolving credit facility.  On May 24, 2011, we consented to the assignment of the rights and obligations under the RBC Revolving Credit Facility to the New Lenders and contemporaneously entered into a Forbearance Agreement and Amendment No. 5 with the New Lenders.  An amended and restated credit agreement was executed with the New Lenders on August 12, 2011.  See notes 4 and 15 to our interim condensed consolidated financial statements.

•                  Our backlog increased approximately 16% during the three months ended June 30, 2011 to $741.0 million from $636.1 million at March 31, 2011.

We are constantly in the process of evaluating which markets offer the best opportunities for long-term, ongoing work, either from large jobs or multiple contract awards.  Part of this process involves determining which regions don’t have the volume of work necessary to validate ongoing G&A expenditures and thus those operations will continue to be scaled back in an efficient manner.  Furthermore, we have centralized our bidding processes and will continue to centralize our management services, which we believe provides a higher level of scrutiny on the current cost structure all the way down to the project level.

Backlog

We grew our backlog from $557.6 million at December 31, 2010 and $636.1 million at March 31, 2011 to $741.0 million at June 30, 2011.  Backlog at June 30, 2011 included $607.3 million or approximately 82% from international projects (excluding Canada), and $133.8 million or approximately 18% from North American projects (excluding Mexico), of which $57.1 million or approximately 43% is attributable to our multi-client business in the United States.  Of the total international backlog, $420.8 million or approximately 69% is with NOCs or partnerships including NOCs.  Furthermore, $270.3 million or approximately 45% of the international backlog is in shallow water transition zones and OBC environments.  We anticipate that approximately 58% of the backlog at June 30, 2011 will be completed in 2011 and approximately 29% will be completed in 2012, with the remainder to be completed in 2013 and 2014.  This backlog consists of written orders or commitments believed to be firm.  Contracts for services are occasionally modified by mutual consent and in many instances can be cancelled by the customer on short notice without penalty, as such, our backlog at any particular date may not be indicative of our actual operating results for any succeeding fiscal period.

Acquisition of PGS Onshore

In February 2010, we closed the acquisition of PGS Onshore for a purchase price of $202.8 million, consisting of $183.4 million of cash and 2.15 million shares of our common stock.  See note 3 to our interim condensed consolidated financial statements.  To finance this acquisition, in December 2009, we issued 4.0 million shares of common stock for net cash proceeds of $34.0 million and $300.0 million of Notes for net cash proceeds of $294.3 million.  See note 4 to our interim condensed consolidated financial statements.

The following table presents unaudited condensed consolidated income statement information for the six months ended June 30, 2011 and unaudited pro forma consolidated income statement information for the six months ended June 30, 2010, as if the acquisition of PGS Onshore had occurred at the beginning of the period (in thousands):

	Six months ended June 30,
	2011	2010
	Actual	Pro Forma
	(Unaudited)
Total revenue	$333,185	$245,919
Loss from operations	$(49,434)	$(55,000)
Net loss	$(68,207)	$(76,286)
Preferred dividends and accretion of discount on preferred stock	$(4,474)	$(4,208)
Loss applicable to common stockholders	$(72,681)	$(80,494)
Basic and diluted net loss per common share	$(4.08)	$(4.69)

Results of Operations

Our core operating business segments are seismic data acquisition and processing and integrated reservoir geoscience.  Our corporate activities include our corporate general and administrative functions.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Operating Revenues.   Consolidated revenues for the three months ended June 30, 2011 totaled $145.5 million compared to $119.5 million for the same period in 2010, an increase of 22%.  The increase was primarily attributable to increased activity driven by improved market fundamentals in the United States and in certain international regions.

For the three months ended June 30, 2011, seismic data acquisition revenue totaled $144.1 million compared to $117.2 million for the same period in 2010, an increase of 23%.  This increase in seismic data acquisition revenue was a result of an increase of $7.7 million in our international operations and an increase of $19.2 million in our North America operations.

North America seismic data acquisition and multi-client data library sales revenues for the three months ended June 30, 2011 totaled $59.5 million or 41% of consolidated seismic data acquisition revenue compared to $40.3 million or 34% of seismic consolidated data acquisition revenue for the same period in 2010.  The increase was primarily the result of increased activity due to improved market conditions, increased contribution from our multi-client data library and increased activity in Canada.  Multi-client data library licensing revenues totaled $21.5 million and $12.6 million for the three months ended June 30, 2011 and 2010, respectively, representing an increase of $8.9 million or 71%.

International seismic data acquisition revenues for the three months ended June 30, 2011 totaled $84.6 million or 59% of consolidated seismic data acquisition revenue compared to $76.9 million or 66% of consolidated seismic data acquisition revenue for the same period in 2010.  The increase in revenues was primarily attributed to increased activity in Brunei, Australia, Angola, Algeria, UAE, Brazil, Mexico and Peru due to improved market conditions partially offset by a decrease in activity or changes in the specifications of surveys performed in Bangladesh, Malaysia, Gabon, Bolivia and Trinidad.  Additionally, revenues decreased in Libya due to political and civil unrest that continues to impact activity in North Africa.

Data processing and integrated reservoir geoscience revenues slightly decreased to $2.6 million for the three months ended June 30, 2011, from $3.0 million for the same period in 2010.

Operating Expenses.  Consolidated direct operating costs totaled $120.8 million for the three months ended June 30, 2011, compared to $102.4 million for the same period in 2010, an increase of 18%.  The increase in costs was primarily a reflection of increased activity.

Seismic data acquisition operating expenses totaled $119.0 million for the three months ended June 30, 2011, compared to $100.0 million for the same period in 2010, an increase of 19%.  Seismic acquisition operating expenses as a percentage of seismic data acquisition revenue were 83% for the three months ended June 30, 2011, as compared to 85% for the same period in 2010.

North America seismic data acquisition operating expenses for the three months ended June 30, 2011 totaled $30.0 million, or 51% of North America seismic data acquisition revenue, compared to $30.1 million, or 75% of North America seismic data acquisition revenue for the same period in 2010.  The costs as a percentage of revenue decreased primarily as a result of increased contribution from our multi-client data library in 2011 as we capitalize all costs directly associated with acquiring and processing multi-client data and amortized them based on a percentage of sales.

International seismic acquisition operating expenses for the three months ended June 30, 2011 totaled $89.0 million, or 105% of international seismic data acquisition revenue, compared to $69.9 million, or 91% of international seismic data acquisition revenue for the same period in 2010.  International operating expenses increased as a percentage of revenues primarily as a result of increased activity in Brunei, Australia, Algeria, UAE, Brazil, Mexico and Peru combined with increased activity and higher than expected operating expenses in Angola.  Additionally, operating expenses were impacted by project start-up delays in Australia caused by environmental permitting issues, weather downtime in Brazil and Mexico and increased idle time in North Africa due to political and civil unrest.

Data processing and integrated reservoir geoscience operating expenses slightly decreased to $2.9 million for the three months ended June 30, 2011, from $3.1 million for the same period in 2010.

General and Administrative Expense.  General and administrative expense for the three months ended June 30, 2011 totaled $15.6 million, or 11% of revenues, compared to $20.9 million, or 17% of revenues for the same period of 2010.  The decrease was primarily the result of the absence of integration costs incurred in the second quarter in 2010 related to the acquisition of PGS Onshore, which amounted to $3.5 million.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the three months ended June 30, 2011 totaled $36.8 million, compared to $24.6 million for the same period in 2010, an increase of $12.2 million or 49%.  The increase was primarily the result of the expansion of our multi-client data library.  Amortization of multi-client data for the three months ended June 30, 2011 and June 30, 2010 totaled $17.7 million and $6.1 million, respectively.

Loss on Disposal of Property and Equipment, Net.  Loss on disposal of property and equipment, net of insurance proceeds for the three months ended June 30, 2011 totaled $0.3 million, compared to a loss of $0.7 million for the same period of 2010.  During the second quarter of 2011, we experienced a loss of certain equipment as a result of a wild fire in Colorado, in the United States.  See note 1 to our interim condensed consolidated financial statements.  During the three months ended June 30, 2011, we recorded a net gain of $0.2 million related to the write-off of the net book value of this equipment of $1.3 million and insurance proceeds received of $1.5 million.

Interest Expense, net.  Interest expense, net of interest income, for the three months ended June 30, 2011 totaled $12.9 million, compared to $9.0 million for the same period in 2010.  The increase was primarily the result of interest expense associated with our Series D Preferred Stock issued in December 2010 and additional interest expense associated with the RBC Revolving Credit Facility and the Whitebox Revolving Credit Facility.  Interest expense includes dividends on mandatorily redeemable preferred stock.  See notes 4 and 5 to our interim condensed consolidated financial statements.

Income Tax Expense.  Income tax expense totaled $2.2 million for the three months ended June 30, 2011, compared to $1.9 million for the same period in 2010.  While the Company had pretax losses during the three months ended June 30, 2011 and 2010, the income tax provision for these periods relate primarily to taxes due in countries with deemed profit tax regimes, withholding taxes and the release of valuation allowance in certain foreign jurisdictions with current year operating profits based on the Company’s reevaluation of the realizability of these future tax benefits.

EBITDA and Net Loss.  EBITDA (as defined below) totaled $9.2 million for the three months ended June 30, 2011, compared to $(3.8) million for the same period in 2010.  This increase was primarily the result of higher activity in the United States, including increased contribution from our multi-client data library and increased activity in Brunei, Australia, Angola, Algeria, UAE, Brazil, Mexico and Peru due to improved market conditions partially offset by a decrease in activity or changes in the specifications of surveys performed in Bangladesh, Malaysia, Gabon, Bolivia and Trinidad.  Additionally, general and administrative expenses decreased primarily due to the absence of integration costs incurred in the second quarter of 2010 related to the acquisition of PGS Onshore, which totaled $3.5 million during the three months ended June 30, 2010.  We had a loss applicable to common stockholders of $41.7 million, or ($2.34) per share, for the three months ended June 30, 2011, compared to a loss applicable to common stockholders of $39.6 million, or ($2.24) per share, for the same period in 2010.

We define EBITDA as Net Income (Loss) (the most directly generally accepted accounting principle or “GAAP” financial measure) before Interest, Taxes, Other Income (Expense) (including foreign exchange gains/losses, net gains/losses on disposal of property and equipment, loss on early redemption of debt, gains/losses from changes in fair value of derivative liabilities and other income/expense), and Depreciation and Amortization.  “EBITDA”, as used and defined by us, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with GAAP.  EBITDA should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by or used in operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP.  However, we believe EBITDA is useful to an investor in evaluating our operating performance because this measure: (1) is widely used by investors in the energy industry to measure a company’s operating performance without regard to items excluded from the calculation of such term, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired, among other factors; (2) helps investors to more meaningfully evaluate and compare the results of our operations from period to period by removing the effect of our capital structure and asset base from its operating structure; and (3) is used by our management for various purposes, including as a measure of operating performance, in presentations to our board of directors, as a basis for strategic planning and forecasting, and as a component for setting incentive compensation.  There are significant limitations to using EBITDA as a measure of performance, including the inability to analyze the effect of certain recurring and non-recurring items that materially affect our net income or loss, and the lack of comparability of results of operations of different companies.

The reconciliation from net loss applicable to common stockholders to EBITDA is as follows (in thousands):

	Three months ended June 30,
	2011	2010
	(Unaudited)
Loss applicable to common stockholders	$(41,707)	$(39,605)
Preferred stock dividends and accretion costs	2,271	1,816
Net loss	(39,436)	(37,789)
Provision for income taxes	2,194	1,869
Interest expense, net of interest income	12,941	9,014
Other (income) expense, net (as defined above)	(3,316)	(1,475)
Depreciation and amortization (1)	36,792	24,614
EBITDA	$9,175	$(3,767)

(1) Includes $17.7 million and $6.1 million, respectively, in amortization expense related to our multi-client data library.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Operating Revenues.   Consolidated revenues for the six months ended June 30, 2011 totaled $333.2 million compared to $225.3 million for the same period in 2010, an increase of 48%.  The increase was attributable to increased activity due to improved market fundamentals in the United States and in certain international regions, as well as the impact of the acquisition of PGS Onshore business in February 2010.

For the six months ended June 30, 2011, seismic data acquisition revenue totaled $329.0 million compared to $220.5 million for the same period in 2010, an increase of 49%.  This increase in seismic data acquisition revenue was a result of an increase of $59.7 million in our international operations and an increase of $48.8 million in our North America operations.

North America seismic data acquisition and multi-client data library sales revenues for the six months ended June 30, 2011 totaled $127.2 million or 39% of consolidated seismic data acquisition revenue compared to $78.4 million or 36% of consolidated seismic data acquisition revenue for the same period in 2010.  The increase was primarily the result of improved market conditions, increased contribution from our multi-client data library and increased activity in Canada.  Results were further bolstered by impact of the acquisition of PGS Onshore business in February 2010.  Multi-client data library licensing revenues were $50.6 million and $18.8 million for the six months ended June 30, 2011 and 2010, respectively, representing an increase of $31.8 million or 169%.

International seismic data acquisition revenues for the six months ended June 30, 2011 totaled $201.8 million or 61% of consolidated seismic data acquisition revenue, compared to $142.1 million or 64% of consolidated seismic data acquisition revenue for the same period in 2010.  The increase in revenues was attributed to increased activity in Indonesia, Brunei, Australia, Angola, Algeria, UAE, Brazil, Mexico, Peru and Trinidad due to improved market conditions further bolstered by a full quarter’s contribution from certain PGS Onshore assets acquired in February 2010, partially offset by a decrease in activity or changes in the specifications of surveys performed in Bangladesh, Malaysia, Egypt, Gabon and Bolivia.  Additionally, revenues decreased in Libya due to political and civil unrest that continues to impact activity in North Africa.

Data processing and integrated reservoir geoscience revenues slightly increased to $6.4 million for the six months ended June 30, 2011, from $6.3 million for the same period in 2010.

Operating Expenses.  Consolidated direct operating costs totaled $270.9 million for the six months ended June 30, 2011, compared to $186.3 million for the same period in 2010, an increase of 45%.  The increase was primarily a reflection of increased activity.

Seismic data acquisition operating expenses totaled $267.3 million for the six months ended June 30, 2011, compared to $181.4 million for the same period in 2010, an increase of 47%.  Seismic acquisition operating expenses as a percentage of seismic data acquisition revenue were 81% for the six months ended June 30, 2011, as compared to 82% for the same period in 2010.

North American seismic data acquisition operating expenses for the six months ended June 30, 2011 totaled $59.7 million, or 47% of North America seismic data acquisition revenue, compared to $56.7 million, or 72% of North America seismic data acquisition revenue for the same period in 2010.  The costs as a percentage of revenue decreased primarily as a result of increased contribution from our multi-client data library as we capitalize all costs directly associated with acquiring and processing multi-client data and amortized them based on sales.

International seismic data acquisition operating expenses for the six months ended June 30, 2011 totaled $207.6 million, or 103% of international seismic data acquisition revenue, compared to $124.7 million, or 88% of international seismic data acquisition revenue for the same period in 2010.  International operating expenses increased as a percentage of revenues primarily as a result of increased activity in Brunei, Australia, Algeria, UAE, Brazil, Mexico, Peru and Trinidad combined with increased activity and higher than expected operating expenses in Indonesia and Angola.  Additionally, operating expenses were impacted by increased idle time in North Africa due to political and civil unrest and inclement weather in Australia, Mexico and Brazil.  Furthermore, the inclement weather in Australia during the first three months in 2011subsequently prolonged the environmental permitting process, and hence the commencement of multiple projects.

Data processing and integrated reservoir geoscience operating expenses decreased to $5.9 million for the six months ended June 30, 2011, from $6.4 million for the same period of 2010.

General and Administrative Expense.  General and administrative expense for the six months ended June 30, 2011 totaled $33.8 million, or 10% of revenues, compared to $41.0 million, or 18% of revenues for the same period of 2010.  The decrease was primarily the result of the absence of integration costs incurred in the first six months of 2010 related to the acquisition of PGS Onshore, which amounted to $5.0 million.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the six months ended June 30, 2011 totaled $77.3 million, compared to $44.2 million for the same period of 2010, an increase of $33.1 million or 75%.  The increase was primarily the result of the expansion of our multi-client data library.  Amortization of multi-client data for the six months ended June 30, 2011 and June 30, 2010 totaled $39.4 million and $10.4 million, respectively.

Loss on Disposal of Property and Equipment, Net.  Loss on disposal of assets, net of insurance proceeds for the six months ended June 30, 2011 totaled $0.5 million, compared to a loss of $1.0 million for the same period of 2010.  During the second quarter of 2011, we experienced a loss of certain equipment as a result of a wild fire in Colorado, in the United States.  See note 1 to our interim condensed consolidated financial statements.  During the six months ended June 30, 2011, we recorded a net gain of $0.2 million related to the write-off of the net book value of this equipment of $1.3 million and insurance proceeds received of $1.5 million.

Interest Expense, Net.  Interest expense, net of interest income, for the six months ended June 30, 2011 totaled $24.1 million, compared to $19.0 million for the same period in 2010.  The increase was primarily the result of interest expense associated with our Series D Preferred Stock issued in December 2010 and additional interest expense associated with the RBC Revolving Credit Facility and the Whitebox Revolving Credit Facility.  Interest expense includes dividends on mandatorily redeemable preferred stock.  See notes 4 and 5 to our interim condensed consolidated financial statements.

Income Tax Expense.  Income tax expense totaled $2.8 million for the six months ended June 30, 2011, compared to $2.3 million for the same period in 2010.  While the Company had pretax losses during the six months ended June 30, 2011 and 2010, the income tax provision for these periods relate primarily to taxes due in countries with deemed profit tax regimes, withholding taxes and the release of valuation allowance in certain foreign jurisdictions with current year operating profits based on the Company’s reevaluation of the realizability of these future tax benefits.

EBITDA and Net Loss.  EBITDA (as defined above) totaled $28.4 million for the six months ended June 30, 2011, compared to $(2.0) million for the same period in 2010.  This increase was primarily the result of higher activity in the United States, including increased contribution from our multi-client data library and increased activity in Brunei, Australia, Algeria, UAE, Brazil, Mexico, Peru and Trinidad combined with increased activity and higher than expected operating expenses in Indonesia and Angola.  Additionally, general and administrative expenses decreased primarily due to the absence of integration costs incurred in the first and second quarter of 2010 related to the acquisition of PGS Onshore, which totaled $5.0 million for the six months ended June 30, 2010.  We had a loss applicable to common stockholders of $72.7 million, or ($4.08) per share, for the six months ended June 30, 2011, compared to a loss applicable to common stockholders of $70.8 million, or ($4.12) per share, for the same period in 2010.

The reconciliation from net loss applicable to common stockholders to EBITDA is as follows (in thousands):

	Six months ended June 30,
	2011	2010
	(Unaudited)
Loss applicable to common stockholders	$(72,681)	$(70,756)
Preferred stock dividends and accretion costs	4,474	4,208
Net loss	(68,207)	(66,548)
Provision for income taxes	2,828	2,314
Interest expense, net of interest income	24,090	19,019
Other (income) expense, net (as defined above)	(7,621)	(983)
Depreciation and amortization (1)	77,329	44,202
EBITDA	$28,419	$(1,996)

(1) Includes $39.4 million and $10.4 million, respectively, in amortization expense related to our multi-client data library.

Liquidity and Capital Resources

In order to ensure that we will have sufficient liquidity to finance the increased business activity, meet existing debt service requirements and finance our business, management continuously works closely with our lenders, explores sales of non-core assets and monitors the economic environment for the potential to evaluate our capital structure.  In addition, management has strengthened the approval and monitoring controls around our on-going and backlog contracts to improve efficiency, margin profitability, contract cost recoveries and overall cash management.

Liquidity

Our primary sources of cash flow are cash flow generated by our seismic data acquisition and seismic data processing segments, issuances of debt and equity securities, equipment financing and trade credit.  Most recently during 2010 and 2011, we have added bank borrowings under the RBC Revolving Credit Facility and the Whitebox Revolving Credit Facility to the cash from the above sources.  In addition, sales of certain of our accounts receivable at our subsidiary in Mexico have helped us improve our liquidity.  See note 2 to our interim condensed consolidated financial statements.  Our primary uses of cash are operating expenses associated with our seismic data acquisition and seismic data processing segments, capital expenditures associated with upgrading and expanding our capital asset base and debt service.

At June 30, 2011, we had available liquidity as follows (in millions):

Available cash:
Cash and cash equivalents	$61.8
Undrawn borrowing capacity under revolving credit facility	1.7
Net available liquidity at June 30, 2011 (1)	$63.5

(1) Includes approximately $24.1 million designated for multi-client expenses.

Following the execution of the amended and restated credit agreement for the Whitebox Revolving Credit Facility on August 12, 2011, we have $50.0 million in borrowings outstanding, the maximum amount available under the facility.

We have certain foreign overdraft facilities in the amount of $4.0 million which were undrawn at June 30, 2011.  However, due to the limitations on our ability to remit funds to the United States, amounts under these facilities have been excluded in the available liquidity table above.

We anticipate that our current cash balances and cash flows from operations in 2011 combined with the additional proceeds from the Whitebox Revolving Credit Facility and the proceeds from the sale of certain non-core assets will be adequate to meet our liquidity needs during 2011.  This expectation, however, is subject to risks that the assumptions used to prepare our forecasts will not be realized.  Certain of these risks are described under “Risk Factors” in our 2010 Form 10-K.

The following table summarizes certain measures of liquidity at June 30, 2011 and 2010, as well as our sources/uses of capital for the six months ended June 30, 2011 and 2010 (in thousands):

	Six Months Ended June 30,
	2011	2010
	(Unaudited)
Cash and cash equivalents (end of period)	$61,779	$40,814
Working capital (end of period)	$27,175	$55,082
Cash provided by (used in) operating activities	$44,669	$12,456
Cash provided by (used in) investing activities	$(49,530)	$79,008
Cash provided by (used in) financing activities	$23,789	$(60,826)
Capital expenditures (including capital leases)	$(13,216)	$(24,938)
Investment in multi-client data library	$(40,256)	$(15,825)
Cash paid for interest	$16,800	$15,274
Cash paid for taxes	$3,817	$8,408

Cash provided by (used in) operating activities

Net cash provided by operating activities totaled $44.7 million for the six months ended June 30, 2011, compared to net cash provided by operating activities of $12.5 million for the six months ended June 30, 2010.  The increase in operational cash flow was primarily the result of improved operating results in our multi-client business and changes in working capital for the 2011 period compared to the same period in 2010, partially offset by a $13.8 million customer deposit return in 2011.

Cash provided by (used in) investing activities

Net cash used in investing activities totaled $49.5 million for the six months ended June 30, 2011, compared to net cash provided by investing activities of $79.0 million for the six months ended June 30, 2010.  The cash outflow during 2011 primarily resulted from our investments in our multi-client data library and capital expenditures (excluding capital leases) which totaled $49.6 million.  The inflow during the 2010 period primarily resulted from changes in restricted cash of $303.8 million, offset by cash used for the acquisition of PGS Onshore of $180.8 million and investments in our multi-client data library and capital expenditures which totaled $40.8 million.

Cash provided by (used in) financing activities

Net cash provided by financing activities totaled $23.8 million for the six months ended June 30, 2011, as compared to net cash used in financing activities of $60.8 million for the six months ended June 30, 2010.  The cash inflow during the 2011 period represents primarily borrowings on the RBC Revolving Credit Facility during the first quarter and borrowings on the Whitebox Revolving Credit Facility during the second quarter offset by the extinguishment of the RBC Revolving Credit Facility on May 24, 2011.  The cash outflow during the 2010 period primarily represents amounts used for repayment of substantially all of our pre-acquisition debt, except for the Notes, on the date of the acquisition of PGS Onshore.

Capital Resources

See notes 4, 5 and 6 to our interim condensed consolidated financial statements for additional discussion on our debt, our mandatorily redeemable preferred stock and our preferred stock, respectively.

Whitebox Revolving Credit Facility

On May 16, 2011, we received a commitment and summary of principal terms from the New Lenders for a $50.0 million senior secured revolving credit facility.  On May 24, 2011, we consented to the assignment of the rights and obligations under the RBC Revolving Credit Facility to the New Lenders.  Contemporaneously with the assignment, we entered into a Forbearance Agreement and Amendment No. 5 whereby the New Lenders agreed to waive compliance with certain terms and conditions under the RBC Revolving Credit Facility, as amended, and to forbear from exercising any rights and remedies in connection with certain specified defaults under the RBC Revolving Credit Facility until the earlier of August 22, 2011 or the execution of an amended and restated credit agreement.  Upon the assignment of the RBC Revolving Credit Facility to the New Lenders, we borrowed $48.3 million under the credit facility, with a reserve of $1.7 million for cash costs associated with the closing of the amended and restated credit agreement.  The amount borrowed includes funds used to repay the RBC Revolving Credit Facility and funds used for general working capital purposes.  Until such time that the amended and restated credit agreement is executed, we incur interest and fees on the Whitebox Revolving Credit Facility based on the terms of the RBC Revolving Credit Facility, as amended.  Accordingly, we incur a ticking fee of 1% per quarter based on the maximum availability under the facility, a 1.5% fee for unused commitments and borrowings bear interest at a floating rate based on a specific formula.  At June 30, 2011, the interest rate based on this formula was 8.75%.

The amended and restated credit agreement facility was executed with the New Lenders on August 12, 2011.  In connection with the execution of this agreement, we paid a closing fee of $1.7 million in cash.  In addition, we will pay a $4.0 million advisory fee in shares of Geokinetics common stock valued at 95% of the volume weighted average price of the common stock over the trailing 10-day period following the execution of the amended and restated credit agreement.  The number of shares of common stock and their value per share will be computed as of August 26, 2011.  The issuance of these shares of common stock will trigger the down-round provisions of the Series B-1 Preferred Stock, the 2008 Warrants and the 2010 Warrants.

Borrowings outstanding under the facility bear interest at 11.125%; amounts in excess of the amount outstanding and the total amount available of $50.0 million are subject to an unused commitment fee of 11.125%.  The facility does not provide for the issuance of letters of credit and will mature on September 1, 2014.  Borrowings under the facility are secured by certain of our subsidiaries’ US assets and the pledge of a portion of the stock of certain of our foreign subsidiaries.  There are no scheduled amortization or commitment reductions prior to maturity but we are required to prepay the facility with proceeds from certain asset sales.  We have the option to prepay the facility upon the issuance of certain equity securities or after the first year, subject to a reduction fee schedule.  The facility has no financial maintenance covenants.

RBC Revolving Credit Facility

On February 12, 2010, we entered into a $50.0 million revolving credit and letters of credit facility, with a group of lenders led by RBC.  In the period between June 2010 and April 2011, we entered into Amendments No. 1, No. 2, No. 3 and No. 4 to the RBC Revolving Credit Facility.  Borrowings outstanding under the RBC Revolving Credit Facility bore interest at a floating rate based on a specific formula.  At December 31, 2010 and through May 24, 2011, the rate was 8.75%.

On May 24, 2011, RBC and the other lenders assigned their rights and obligations under the RBC Revolving Credit Facility to the lenders under the Whitebox Revolving Credit Facility and received full payment of the $29.8 million outstanding under the facility plus unpaid accrued interest and fees for a total payment of $30.5 million.  We did not incur any pre-payment fees or penalties related to the retirement of the RBC Revolving Credit Facility.  We wrote off $1.1 million of deferred financing costs (included in other income (expense)) associated with the early extinguishment of the RBC Revolving Credit Facility.

Capital Lease Obligations and Vendor Financing

From time to time we enter into capital leases and vendor financing arrangements to purchase certain equipment.  During the six months ended June 30, 2011, we entered into capital leases, due in 2014, for certain transportation equipment for a total amount of $3.8 million.  At June 30, 2011, the balance under capital leases and vendor financing arrangements was approximately $5.6 million.

During the remainder of 2011, we may enter into additional capital leases and/or vendor financing to fund expansion and maintenance capital expenditures.

Future Capital Expenditures

We currently expect our capital expenditures for 2011 to be approximately $40.0 million, which is a decrease of 16% compared to 2010.  A large percentage of the capital we expect to spend in 2011 will be directed toward maintaining our equipment and the remaining portion will be directed toward the expansion of our international operations.  In addition, all approved multi-client data library investments for 2011 have pre-funding levels in excess of 90% of their anticipated cash costs.

Off-Balance Sheet Arrangements

At June 30, 2011, we had no off-balance sheet arrangements.

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

We typically provide services to a relatively small group of key customers that account for a significant percentage of our accounts receivable at any given time.  If any of our key clients were to terminate their contracts or fail to contract for our services in the future because they are acquired, alter their exploration or development strategy, or for any other reason, our results of operations could be affected.  However, key customers change from year to year and the largest customers in any year may not be indicative of the largest customers in any subsequent year.  For the six months ended June 30, 2011, our top 10 customers represented 55% of our consolidated revenue for this period.  Our two largest customers accounted for 17% and 8%, respectively, of our consolidated revenue for the six months ended June 30, 2011.

We utilize the specific identification method for establishing and maintaining allowances for possible losses.  Our allowance for doubtful accounts increased by $2.8 million during the six months ended June 30, 2011 to $5.4 million, primarily as a result of specific agreement disputes with two customers in our Africa and Asia-Pacific regions.

We have cash and restricted cash balances which, at times, may exceed federally insured limits. Restricted cash includes cash held to collateralize standby letters of credit and performance guarantees.  Volatility in financial markets may impact our credit risk on cash and short-term investments.  At June 30, 2011, cash and cash equivalents and restricted cash totaled $65.8 million.

Interest Rate Risk

Through August 12, 2011, we remained exposed to the impact of interest rate changes on the outstanding indebtedness under our Whitebox Revolving Credit Facility as amounts drawn under the facility continued to bear interest at a floating rate based on a specific formula as per the RBC Revolving Credit Facility, as amended.  See note 4 to our interim condensed consolidated financial statements.  At June 30, 2011, the hypothetical impact on the average outstanding balance of our variable rate indebtedness from a hypothetical 100 basis point increase in interest rates would be an increase in interest expense of approximately $0.1 million per quarter.

Subsequent to the execution of the amended and restated credit agreement with the New Lenders on August 12, 2011, we are no longer exposed to the impact of interest rate changes on the outstanding indebtedness under the Whitebox Revolving Credit Facility, which has an 11.125% fixed interest rate.  See note 15 to our interim condensed consolidated financial statements.

The fair market value of fixed-rate long-term debt increases as prevailing interest rates decrease and decreases as prevailing interest rates increase.  Increases in the fair value of our fixed-rate debt affect our results of operations and cash flows only if we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value.  The estimated fair value of our fixed-rate long-term debt was $291.8 million at June 30, 2011 and $299.4 million at December 31, 2010.

Foreign Currency Exchange Rate Risk

We operate in several countries and are involved in transactions denominated in currencies other than the U.S. dollar, which expose us to foreign currency exchange rate risk.  We utilize the payment structure of customer contracts to selectively reduce our exposure to exchange rate fluctuations in connection with monetary assets, liabilities and cash flows denominated in certain foreign currencies.  We do not hold or issue foreign currency forward contracts, option contracts or other derivative financial instruments for speculative purposes.

We have designated the U.S. dollar as the functional currency for our operations in international locations because we contract with customers, purchase equipment and finance capital primarily using the U.S. dollar.  Accordingly, certain assets and liabilities of foreign operations are translated at historical exchange rates, revenues and expenses are translated at the average rate of exchange for the period, and all translation gains or losses are reflected in the period’s results of operations.  Our net foreign exchange loss attributable to our international operations was immaterial for the three and six months ended June 30, 2011, respectively.  During the three and six months ended June 30, 2011, we derived $84.6 million (or 58%) and $201.8 million (or 61%) of our total consolidated revenues from international operations.  It is not possible for us to predict the extent to which we may be affected by future changes in exchange rates and exchange controls.

Equity Risk

Under the terms of our Series B-1 Preferred Stock and existing warrants and options to purchase our common stock, the holders of these instruments are given an opportunity to profit from a rise in the market price of our common stock that, upon the conversion of our Series B-1 Preferred Stock and the exercise of the warrants and/or options, could result in dilution in the interests of our other stockholders.  See note 6 to our interim condensed consolidated financial statements.  The holders of our preferred stock have the preemptive right to acquire shares of our common stock that we may offer for cash in the future, other than shares sold in a public offering.  In addition, the conversion price of the Series B-1 Preferred Stock, and the exercise price of the 2008 Warrants and the 2010 Warrants are subject to anti-dilution adjustment if we issue common stock at a price less than the applicable conversion or exercise price. The terms on which we may obtain additional financing may be adversely affected by the existence and potentially dilutive impact of our Series B-1 Preferred Stock, and common stock options and warrants.

In connection with the execution of the amended and restated credit agreement for the Whitebox Revolving Credit Facility on August 12, 2011, the Company will pay a $4.0 million advisory fee by issuing shares of common stock.  The issuance of these shares of common stock will trigger the anti-dilution provisions of the Series B-1 Preferred Stock, the 2008 Warrants and the 2010 Warrants.  See note 15.  We expect that the issue price of the common stock in payment of the advisory fee will be less than the conversion price of the Series B Preferred Stock and the exercise prices of the 2008 and 2010 warrants.  Accordingly, when the common stock is issued in payment of the fee, the conversion price of our preferred stock and the exercise price of the 2008 warrants will be reduced in accordance with an anti-dilution formula, and the exercise price of the 2010 warrants will be reduced to the issue price of such common stock.  The anti-dilution formula for the preferred stock reduces the conversion price by multiplying the conversion price by a fraction, the numerator or which is (i) the number of fully diluted shares of common stock outstanding prior to issuance plus the number of shares of common stock that $4.0 million would purchase at such conversion price and (ii) the denominator of which is the sum of the number of fully diluted shares outstanding prior to the issuance plus the number of shares issued in payment of the fee.  The anti-dilution adjustment to the 2008 warrants will be similar, substituting the exercise price for the conversion price.

Fair Value Measurements

As a result of certain anti-dilution provisions in the Series B-1 Preferred Stock conversion feature and the 2008 and 2010 Warrants, these instruments are recorded at fair value on a recurring basis as derivative liabilities in our consolidated balance sheet.  See notes 5 and 6 to our interim condensed consolidated financial statements.  Changes in the fair value of these derivative liabilities are recorded in other income (expense) as unrealized gains and losses.  The fair values of these instruments are subject to material changes primarily associated with fluctuations in the market value of our common stock.  Generally, as the market value of our stock increases/decreases, the fair values of our derivative liabilities increase/decrease and a corresponding loss/gain is recorded.  In addition, our estimate of the fair value of these instruments includes key assumptions for volatility and a risk-free discount rate.   We recorded unrealized gains of $9.0 million and $4.5 million for the three and six months ended June 30, 2011, respectively.  Due to the degree of estimation involved, our derivative liabilities are classified as Level 3 in the fair value hierarchy.  See note 7 to our interim condensed consolidated financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the principal executive officer, the principal financial officer and the principal accounting officer, to allow timely decisions regarding required disclosures.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance achieving their control objectives.

In connection with the preparation of our 2010 Form 10-K, our management, under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, conducted an evaluation of the design, operation and effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) at December 31, 2010 based on the framework and criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, our principal executive officer, principal financial officer and principal accounting officer concluded that such disclosure controls and procedures were not effective  as of December 31, 2010.  A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weaknesses

The following material weaknesses were present at December 31, 2010, which continue to exist at June 30, 2011:

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of the principal executive officer, principal financial officer and principal accounting officer, conducted an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as of June 30, 2011.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2011.

Remediation

To remediate the material weaknesses mentioned above, management is actively engaged in planning and implementation of aggressive remediation efforts to address the material weaknesses, as well as other areas of risk.  The remediation efforts include the re-rationalization of the key control activities of financial reporting to distribute the control points at a more appropriate organizational level and to enhance our overall financial control environment. We will perform an evaluation of the design, operation and effectiveness of our disclosure controls and procedures during the third quarter of 2011.  Key components of our comprehensive remediation program include the following:

•                  Control Environment. We have hired experienced personnel in key positions in its control environment.  These include a Chief Financial Officer (30 years of experience), a Chief Accounting Officer (25 years of experience), a Chief Information Officer (31 years of experience), a Vice President of Tax (31 years of experience), a Corporate Tax Manager (28 years of experience), a Vice President and Treasurer (16 years of experience), a Director of Internal Audit (40 years of experience) and a Corporate Controller (20 years of experience).  These personnel have extensive experience in the design, implementation and enforcement of an effective control environment.

•                  Financial Reporting Process. During 2011, we reorganized and began to upgrade the skill sets of the global accounting team.  Additionally, we began implementing uniform global accounting policies and procedures and have improved the transparency of our financial reporting process through enhancements to our financial reporting system.  During the second quarter of 2011, we have built on the implementation of these policies and procedures, including improved month-end close processes and improved reporting requirements from our global accounting organization.  Additionally, we have continued to make improvements to our financial reporting system.

We believe the measures described above will enhance the remediation of the control deficiencies we have identified and strengthen our internal control over financial reporting.  We are commited to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting control and procedures.  As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Changes in Internal Control

Other than the measures described above there have not been other changes in our internal control over financial reporting (as defined in the Exchange Act Rule 13a-15(f) of the Securities Exchange Act) during the three months ending June 30, 2011, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Neither the Company nor any of its subsidiaries is a party to any pending legal proceedings other than certain routine litigation that is incidental to the Company’s business and that the Company believes is unlikely to materially impact the Company.  See note 12 to our interim condensed consolidated financial statements.  Moreover, the Company is not aware of any such legal proceedings that are contemplated by governmental authorities with respect to the Company, any of its subsidiaries, or any of their respective properties.

Item 1A.  Risk Factors

As of the date of this filing, we are no longer subject to financial maintenance covenants under our debt agreements.  With the exception of the risk describing compliance with the maintenance covenants in our senior revolving credit facility, we are still subject to the risk factors previously disclosed in our 2010 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits (items indicated by an (*) are filed herewith)

Exhibit No.	Description

10.1

Forbearance Agreement and Amendment No. 5 to the Credit Agreement, dated as of May 24, 2011, by and among Holdings and Whitebox as successor administrative agent to the certain lenders named therein (incorporated by reference from Exhibit 10.1 to Form 8-K filed on May 31, 2011 (file no. 001-33460)).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOKINETICS INC.

Date: August 15, 2011	/s/ Richard F. Miles
Richard F. Miles
President and Chief Executive Officer
(Authorized Officer)

Date: August 15, 2011	/s/ Gary L. Pittman
Gary L. Pittman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 15, 2011	/s/ Diana S. Moore
Diana S. Moore
Vice President and Chief Accounting Officer
(Principal Accounting Officer)