Form 10-Q
period 2011-09-30
GEOKINETICS INC
filed 2011-11-14
CIK 314606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Common Stock, par value $0.01 per share.  Shares outstanding on November 8, 2011: 18,893,173 shares

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
Lenders

Lenders party to the Whitebox Revolving Credit Facility, from time to time, and their respective successors, as permitted thereunder. References to “Lenders” include the original lenders party to the Forbearance Agreement and Amendment No. 5, as applicable

Levant	Levant America, S.A.
LIBOR	London InterBank Offered Rate
NOCs	National oil companies
NYSE Amex	New York Stock Exchange Amex
Notes	9.75% Senior Secured Notes issued in December 2009, due December 2014
OBC	Ocean bottom cable
PGS	Petroleum Geo-Services ASA
PGS Onshore	Certain entities and assets formerly comprising PGS’s worldwide onshore seismic data acquisition and multi-client library business
PNC	PNC Bank, National Association
Prime Rate	The lowest rate of interest at which money may be borrowed commercially
RBC	Royal Bank of Canada
RBC Revolving Credit Facility	Revolving credit and letters of credit facility entered into on February 10, 2010 with a group of lenders led by RBC
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933
Trace Acquisition	Acquisition of Trace Energy Services, Ltd. in December 2005
Transition Zone	An area in which water is too shallow for acquisition of marine seismic data with towed streamers, such as near the shoreline, marshes and lagoons
Whitebox Advisors	Whitebox Advisors LLC, as administrative agent for lenders under the Whitebox Revolving Credit Facility
Whitebox Revolving Credit Facility

Revolving credit facility entered into with the Lenders and Whitebox Advisors as the administrative agent, via the assignment of the RBC Revolving Credit Facility rights and obligations. An amended and restated credit agreement was entered into on August 12, 2011

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Geokinetics Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,653	$42,851
Restricted cash	2,185	2,455
Accounts receivable, net of allowance for doubtful accounts of $2,813 at September 30, 2011 and $2,519 at December 31, 2010	158,509	165,323
Deferred costs	20,977	22,766
Prepaid expenses	16,154	12,722
Other current assets	6,518	6,568
Total current assets	257,996	252,685
Property and equipment, net	226,935	266,404
Goodwill	92,376	131,299
Multi-client data library, net	50,151	53,212
Deferred financing costs, net	13,872	11,794
Other assets, net	8,978	9,770
Total assets	$650,308	$725,164

LIABILITIES, MEZZANINE AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt and capital lease obligations	$3,120	$1,634
Accounts payable	78,696	65,417
Accrued liabilities	86,498	75,694
Deferred revenue	50,159	49,537
Income taxes payable	14,291	15,997
Total current liabilities	232,764	208,279
Long-term debt and capital lease obligations, net of current portion	349,945	319,284
Deferred income taxes	16,185	16,169
Derivative liabilities	7,641	38,271
Mandatorily redeemable preferred stock	51,021	45,265
Other liabilities	1,122	1,122
Total liabilities	658,678	628,390
Commitments and contingencies
Mezzanine equity:
Preferred stock, Series B Senior Convertible, $10.00 par value; 2,500,000 shares authorized, 343,082 shares issued and outstanding at September 30, 2011 and 319,174 shares issued and outstanding at December 31, 2010	80,995	74,987
Stockholders’ equity (deficit):
Common stock, $.01 par value; 100,000,000 shares authorized, 19,243,262 shares issued and 18,893,173 shares outstanding at September 30, 2011 and 18,118,290 shares issued and 17,804,459 shares outstanding at December 31, 2010	190	179
Additional paid-in capital	230,126	230,977
Accumulated deficit	(319,701)	(209,389)
Accumulated other comprehensive income	20	20
Total stockholders’ equity (deficit)	(89,365)	21,787
Total liabilities, mezzanine and stockholders’ equity (deficit)	$650,308	$725,164

See accompanying notes to the condensed consolidated financial statements.

Geokinetics Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$206,052	$134,020	$539,237	$359,316

Expenses:
Direct operating expenses	147,811	113,171	418,998	300,444
Depreciation and amortization	49,022	26,360	126,351	70,562
General and administrative	21,321	20,092	55,424	61,162
Goodwill impairment	40,000	—	40,000	—
Total expenses	258,154	159,623	640,773	432,168
Loss from operations	(52,102)	(25,603)	(101,536)	(72,852)
Other income (expense):
Interest income	210	477	598	1,429
Interest expense	(11,161)	(10,037)	(35,639)	(30,007)
Loss on early redemption of debt	—	—	(1,121)	(2,517)
Gain (loss) from change in fair value of derivative liabilities	22,409	(3,454)	31,381	1,370
Foreign exchange gain (loss)	(5,301)	407	(5,442)	(412)
Other, net	5,722	2,272	6,157	2,817
Total other income (expense), net	11,879	(10,335)	(4,066)	(27,320)
Loss before income taxes	(40,223)	(35,938)	(105,602)	(100,172)
Provision for income taxes	1,882	311	4,710	2,625
Net Loss	(42,105)	(36,249)	(110,312)	(102,797)
Preferred stock dividends and accretion costs	(2,333)	(2,317)	(6,807)	(6,525)
Loss applicable to common stockholders	$(44,438)	$(38,566)	$(117,119)	$(109,322)

For Basic and Diluted Shares:
Loss per common share	$(2.44)	$(2.18)	$(6.52)	$(6.31)
Weighted average common shares outstanding	18,225	17,698	17,964	17,337

See accompanying notes to the condensed consolidated financial statements.

Geokinetics Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES
Net loss	$(110,312)	$(102,797)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	126,351	70,562
Goodwill impairment	40,000	—
Bad debt expense	1,853	(1,129)
Loss on prepayment of debt, amortization of deferred financing costs, and accretion of debt discount	4,789	5,613
Stock-based compensation	1,987	2,059
Change in fair value of derivative liabilities	(31,381)	(1,370)
Other, net	(5,819)	1,750
Changes in operating assets and liabilities:
Restricted cash	270	(1,620)
Accounts receivable	4,328	83,113
Prepaid expenses and other assets	(3,789)	(4,221)
Deferred costs	1,789	(22,163)
Accounts payable	13,322	(3,163)
Deferred revenue	622	26,064
Accrued liabilities and other liabilities	15,574	(13,708)
Net cash provided by operating activities	59,584	38,990
INVESTING ACTIVITIES
Investment in multi-client data library	(63,888)	(30,637)
Acquisition of PGS Onshore, net of cash acquired	—	(180,832)
Purchases and acquisition of property and equipment	(14,031)	(40,999)
Investments in other assets	(1,616)	(3,295)
Proceeds from disposal of property and equipment and insurance claims	1,640	1,210
Proceeds from sale of other assets	5,948	—
Change in restricted cash held for purchase of PGS Onshore	—	303,803
Net cash provided by (used in) investing activities	(71,947)	49,250
FINANCING ACTIVITIES
Proceeds from issuance of debt	60,348	26,000
Proceeds from common stock issuance, net	—	1,714
Payments on capital lease obligations and vendor financing	(1,807)	(24,447)
Payments on debt	(33,000)	(44,864)
Payments of debt issuance costs	(2,376)	(3,047)
Net cash provided by (used in) financing activities	23,165	(44,644)
Net increase in cash	10,802	43,596
Cash at the beginning of period	42,851	10,176
Cash at the end of period	$53,653	$53,772

Supplemental disclosures of cash flow information:
Cash disclosures:
Interest paid	$18,499	$15,355
Income taxes paid	$4,144	$11,386
Non-cash disclosures:
Capitalized depreciation to multi-client data library	$4,491	$709
Purchases of property and equipment under capital lease obligations	$6,743	$—
Deferred financing costs paid in common stock	$3,980	$—

See accompanying notes to the condensed consolidated financial statements.

Geokinetics Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

and Other Comprehensive Income

(In thousands, except share amounts)

(Unaudited)

	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2010	18,118,290	$179	$230,977	$(209,389)	$20	$21,787
Stock-based compensation	—	—	1,987	—	—	1,987
Restricted stock issued, net	83,304	—	—	—	—	—
Accretion of preferred issuance costs and discounts	—	—	(782)	—	—	(782)
Accrual of preferred dividends	—	—	(6,025)	—	—	(6,025)
Issuance of common stock to the Lenders	1,041,668	11	3,969	—	—	3,980
Net loss	—	—	—	(110,312)	—	(110,312)
Balance at September 30, 2011	19,243,262	$190	$230,126	$(319,701)	$20	$(89,365)

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

The unaudited interim condensed consolidated financial statements include the accounts of Geokinetics Inc. and its subsidiaries.  All significant intercompany transactions have been eliminated in consolidation.  The consolidated financial statements of the Company have been prepared on the accrual basis of accounting in accordance with GAAP.  The results of operations of the Company for the nine months ended September 30, 2010 include the results of operations of PGS Onshore since February 12, 2010, which may affect comparability of certain of the financial information included herein.

Certain prior period amounts have been reclassified to conform to current period financial statement presentation.

Recent Developments

In May 2011, the RBC Revolving Credit Facility was assigned to the Lenders.  A $50.0 million amended and restated credit agreement with the Lenders was entered into on August 12, 2011.  See note 4.  Because borrowings under the Whitebox Revolving Credit Facility bear interest at a rate of 11.125% and amounts in excess of the total amount outstanding and the total amount available of $50.0 million are subject to an unused commitment fee of 11.125%, the Company will incur interest costs of approximately $5.6 million per year in connection with the Whitebox Revolving Credit Facility regardless of the Company’s borrowing level.

On September 1, 2011, the Company sold a subsidiary that held a royalty interest in a Colombian oil and gas property for $6.3 million plus applicable adjustments for net working capital.  The Company received net proceeds of $5.9 million.  The transaction resulted in a pre-tax gain of $5.6 million which is included in other income (expense) in the Company’s consolidated statement of operations.

On September 8, 2011, a liftboat which the Company had contracted to support an ocean-bottom-cable project in the Bay of Campeche, Mexico, was disabled due to high winds and unusually high seas generated by Tropical Storm Nate which resulted in the crew abandoning the vessel.  While the Company and local authorities conducted an immediate search and rescue operation, there were fatalities to two Company employees and two contractors.  As a result, operations on the project were suspended pending an investigation and evaluation of the incident.  The suspension of the operation has resulted in lost revenues from the contract while the Company continues to incur costs to maintain the crew and equipment and otherwise in connection with the incident.  The Company is currently working with its customer in an effort to restart the project before the end of November 2011.  Failure to resume operations on the project on a timely basis will have a negative effect on our cash flows and results of operations and would cause a further deterioration of our liquidity.  See note 12 for additional information on the impact of this incident.

On September 30, 2011, the Company was notified by two credit rating agencies that they had downgraded the Company’s credit rating because of litigation uncertainty from the Mexico liftboat incident, the Company’s low margins in international markets, tight liquidity and weak financial metrics in an improved oil and gas operating environment.

During the third quarter of 2011, the Company performed an interim goodwill assessment in light of the recent events and circumstances adversely impacting the Company mentioned above.  The Company recorded a preliminary goodwill impairment charge of $40.0 million as of September 30, 2011.  See below.

While revenues, backlog and operating cash flows have increased during the third quarter of 2011 as well as year to date compared to 2010, the Company continues to incur operating losses due to delays in project commencements, low international asset utilization and the Mexico liftboat incident, resulting in serious concerns about the Company’s liquidity, especially in the fourth quarter of 2011 (when an interest payment of $14.6 million on the Notes is due) and the first quarter of 2012.  Management has instituted a number of steps which would improve the Company’s liquidity position if successfully implemented.  If these steps are unsuccessful or the Company experiences a further deterioration of its business or another adverse event occurs with respect to the Company or its operations, the Company may not have sufficient liquidity to meet its ongoing operating expenses and debt service obligations under the Whitebox Revolving Credit Facility or the Notes, all of which would have a material adverse effect on the Company.  This may force the Company to further curtail existing operations, reduce or delay capital expenditures or sell assets to meet its operating and debt service obligations and it could be forced to take other actions, including a restructuring of its existing indebtedness and capital structure to address the ongoing liquidity issues.

Significant Accounting Policies

Multi-client sales of data jointly owned with a partner

The Company has jointly acquired surveys with a partner whereby the Company shares the costs of acquisition and the related revenues on data sales.  Prior to the third quarter of 2011, the Company recognized revenues on these sales when the processed data was delivered to the ultimate client.  During the third quarter of 2011, the Company modified its approach to revenue recognition for these partner sales to be consistent with our pre-funding and late sales revenue recognition approach.  Accordingly, the Company recognizes pre-funding revenue as the services are performed on a proportional performance basis, provided that all other revenue recognition criteria are satisfied.  Late sales revenue will continue to be recognized when our customer executes a valid license agreement and has received the underlying data or has the right to access the licensed portion of the data and collection is reasonably assured.  The change in revenue recognition approach for these partner sales did not have a material impact on our consolidated financial statements for previously reported quarterly results.  The Company is not able to estimate the impact of this change in revenue recognition approach on future financial periods as the impact will vary based on the underlying contract specifications.  The Company did not modify its approach to revenue recognition for multi-client data sales for pre-funding arrangements or late sales.

Recent Accounting Standards

In September 2011, the FASB issued an update to ASC 350, Intangibles - Goodwill and Other.  This ASU allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Therefore, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The ASU includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning January 1, 2012.  Early adoption is permitted.  The Company is currently evaluating the impact of this guidance.

In June 2011, the FASB issued an update to ASC 220, Presentation of Comprehensive Income.  This ASU provides that an entity that reports items of other comprehensive income has the option to present comprehensive income in either (i) a single statement that presents the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income; or (ii) a two-statement approach which presents the components of net income and total net income in a first statement, immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  The option in current GAAP that permits the presentation of other comprehensive income in the statement of changes in equity was eliminated.  Per the ASU, the guidance will be applied retrospectively and is effective for the Company for interim and annual periods beginning on January 1, 2012, with early adoption permitted.  However, subsequent to the issuance of this ASU, the FASB issued a notice that it will discuss at a future meeting whether to delay the effective date of certain provisions in this ASU related to the presentation of reclassification adjustments.  The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

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

Property and Equipment

Property and equipment and accumulated depreciation were as follows (in thousands):

	Estimated	September 30,	December 31,
	Useful Life	2011	2010
		(Unaudited)
Field operating equipment	3-10 years	$316,924	$311,187
Vehicles	3-10 years	77,283	66,709
Buildings and improvements	6-39 years	14,623	14,819
Software	3-5 years	25,347	25,561
Data processing equipment	3-5 years	11,415	10,136
Furniture and equipment	3-5 years	2,958	3,253
		448,550	431,665
Less: accumulated depreciation		(225,151)	(176,549)
		223,399	255,116
Assets under construction		3,536	11,288
		$226,935	$266,404

The Company reviews the useful life and residual values of property and equipment on an ongoing basis considering the effect of events or changes in circumstances.  Depreciation expense related to the Company’s property and equipment for the three and nine months ended September 30, 2011 was $16.1 million and $52.2 million, respectively.  Depreciation expense related to the Company’s property and equipment for the three and nine months ended September 30, 2010 was $18.2 million and $50.5 million, respectively.

During April 2011, the Company experienced a loss of certain equipment as a result of a wild fire in Colorado, in the United States, which reached the Company’s staging area.  The lost assets were fully insured and the claims process is underway.  During the second quarter of 2011, the Company recorded a net gain of $0.2 million in connection with this event consisting of the write-off of the net book value of the lost equipment of $1.3 million and insurance proceeds received of $1.5 million.  The Company expects to receive additional insurance proceeds during 2011 related to this event.

The Company stores and maintains property and equipment in the countries in which it does business.  In connection with the acquisition of PGS Onshore in February 2010, the Company acquired certain property and equipment in Libya and entered into an agreement with PGS to operate the business there on the Company’s behalf.  See note 13.  The Company subsequently completed the formation of a subsidiary and acquired certain required licenses to operate its seismic acquisition business.  However, as a result of the civil unrest in Libya, the Company has been unable to operate its business or utilize its equipment in Libya since the first quarter of 2011and is currently evaluating options regarding transfer of this equipment out of the area.  At September 30, 2011, the net book value of the equipment in Libya was $10.6 million.  While the Company maintains insurance coverage on these assets, including political risk coverage, this coverage is limited only to certain defined loss events.  To date, these defined events have not occurred.

Goodwill

All of the Company’s goodwill is related to its data acquisition segment.  The changes in the carrying amounts of goodwill were as follows (in thousands):

Balance at December 31, 2010	$131,299
Changes to goodwill relating to the acquisition of PGS Onshore (see note 3)	1,077
Goodwill impairment (see below)	(40,000)
Balance at September 30, 2011	$92,376

Goodwill Impairment Assessment

Accounting guidance requires intangible assets with indefinite lives, including goodwill, be evaluated on an annual basis for impairment or more frequently if an event occurs or circumstances change which could potentially result in an impairment.  The Company performs its annual impairment assessment as of December 31.  While the data acquisition segment consists of various geographical markets, the Company has concluded that it has only one reporting unit for purposes of this impairment evaluation.  In accordance with the applicable accounting guidance, the Company performs a two-step impairment test for goodwill.  In the first step of the impairment test the fair value of the Company’s reporting unit is compared to its carrying amount, including goodwill, to determine if a potential impairment exists.  If the carrying amount of the reporting unit exceeds its fair value, the second step is performed to measure the amount of impairment by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.

Given the recent events impacting the Company, including the Mexico liftboat incident, a sustained decline in the Company’s market capitalization and the credit rating downgrades, the Company concluded that there were sufficient indicators to require an interim goodwill impairment analysis during the third quarter of 2011.  As of the date of this filing, due to the complexities inherent in the analysis required, the Company has not fully completed step two of the impairment analysis of goodwill but, through the analysis performed to date, the Company has determined that the collective impact of these events and circumstances would more likely than not reduce the fair value of its reporting unit below its carrying value and result in an impairment loss which can be reasonably estimated.  As of September 30, 2011, the Company recorded a goodwill impairment charge of $40.0 million, representing the best estimate within the range of the estimated impairment loss.  However, the Company expects to finalize its goodwill impairment analysis during the fourth quarter of 2011, which could result in an upward adjustment to the impairment charge already recorded.

The following summarizes the most significant estimates and assumptions used by the Company in the interim goodwill impairment analysis:

•                  The preliminary fair value estimate in step one was determined using a combination of the income approach and the market-based approach.  In weighting the results of these valuation approaches, the Company placed greater emphasis on the income approach.

•                  Income approach.

•                  Estimated cash flows were projected based on certain assumptions regarding revenues, direct costs, general and administrative expenses, depreciation, income taxes, capital expenditures and working capital requirements for the next five years.

•                  The terminal value assumed a long-term growth rate of 5%.

•                  The projected cash flows and the terminal value were discounted to present value using a discount rate of 17%.  The discount rate reflects the recent reduction in the Company’s credit rating.

•                  Market approach.

•                  The Company calculated its market capitalization based on its common stock price at September 30, 2011, and considering other relevant information generated by market transactions.

•                  The fair values of the Company’s debt, preferred stock, redeemable preferred stock and derivative liabilities were added to the market capitalization calculated above.  The fair value of the senior debt was calculated using quoted market prices at October 3, 2011, when available.  The fair values of the preferred stock and the mandatorily redeemable preferred stock and the derivative liabilities were calculated using the discounted cash flow method of the income approach. The fair values of the derivative liabilities were calculated using a Monte Carlo valuation model.

•                  The preliminary calculation of the implied fair value of the goodwill of the Company’s reporting unit required by step two did not include a full valuation of all the Company’s recognized assets and liabilities or any of its unrecognized intangible assets.  In reaching the best estimate of the impairment charge to record as of September 30, 2011, the Company evaluated hypothetical fair values of certain recognized assets and liabilities and considered the resulting range of potential impairment charges.

The estimates and assumptions described above used to estimate the impairment charge recorded as of September 30, 2011 are subject to a high degree of bias and uncertainty.  Different assumptions as to the Company’s future revenues and cost structure, growth rate and discount rate would result in estimated future cash flows that could be materially different than those considered in the impairment assessment performed.  Any future fair value estimate for the Company’s reporting unit that is greater than the fair value estimate as of September 30, 2011 will not result in a reversal of the impairment charge.

Multi-Client Data Library

Multi-client data library consists of seismic surveys that are licensed to customers on a non-exclusive basis in the United States.  The Company capitalizes all costs directly associated with acquiring and processing the data, including depreciation of the assets used in production of the surveys.

Multi-client seismic library costs and accumulated amortization were as follows (in thousands):

	September 30,	December 31,
	2011	2010
	(Unaudited)
Acquisition and processing costs	$167,828	$99,450
Less accumulated amortization	(117,677)	(46,238)
Multi-client data library, net	$50,151	$53,212

Multi-client seismic library revenues for the three and nine months ended September 30, 2011 were $38.8 million and $89.4 million, respectively.  Multi-client seismic library revenues for the three and nine months ended September 30, 2010 were $15.4 million and $34.2 million, respectively.

Amortization expense related to the Company’s multi-client data library for the three and nine months ended September 30, 2011 was $32.0 million and $71.4 million, respectively.  Amortization expense related to the Company’s multi-client data library for the three and nine months ended September 30, 2010 was $7.0 million and $17.4 million, respectively.

Deferred Financing Costs

The Company had deferred financing costs of $13.9 million and $11.8 million at September 30, 2011 and December 31, 2010, respectively.  During the three and nine months ended September 30, 2011, the Company amortized approximately $0.8 million and $3.2 million, respectively, to interest expense.  During the three and nine months ended September 30, 2010, the Company amortized approximately $0.7 million and $2.0 million, respectively, to interest expense.

During the third quarter of 2011, the Company incurred $5.9 million in deferred financing costs in connection with the amended and restated credit agreement for the Whitebox Revolving Credit Facility entered into on August 12, 2011.  These costs will be amortized through the maturity date of the agreement.  During the second quarter of 2011, the Company wrote off $1.1 million of deferred financing costs in connection with Amendment No. 4 to the RBC Revolving Credit Facility which is included in interest expense in the consolidated statement of operations and $1.1 million of deferred financing costs in connection with the early extinguishment of the RBC Revolving Credit Facility which is included in other income (expense) in the Company’s consolidated statement of operations.  See note 4.

During February 2010, in connection with the closing of the acquisition of PGS Onshore, the Company wrote off $2.5 million of deferred financing costs related to the early extinguishment of certain debt which is included in other income (expense) in the Company’s consolidated statement of operations).  See note 4.

Other Assets, Net

Other assets, net, are as follows (in thousands):

	September 30, 2011			December 31, 2010
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
	(Unaudited)
Intangible assets:
Customer lists	$3,609	$(3,609)	$—	$3,609	$(3,276)	$333
Order backlog	5,700	(4,880)	820	5,700	(2,629)	3,071
License agreement	500	(81)	419	500	(44)	456
Total intangible assets	$9,809	$(8,570)	$1,239	$9,809	$(5,949)	$3,860
Other:
Cost method investments			6,104			4,810
Indemnification receivable from PGS and other			1,635			1,100
Total other			7,739			5,910
Total other assets, net			$8,978			$9,770

Amortization expense related to the above assets was $0.9 million and $2.7 million, respectively, for the three and nine months ended September 30, 2011.  Amortization expense related to the above assets was $1.2 million and $2.7 million, respectively, for the three and nine months ended September 30, 2010.

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

At the time of sale, the related accounts receivable are removed from the balance sheet and the proceeds and cost are recorded.  Accounts receivable sold under this arrangement totaled $50.4 million during the nine months ended September 30, 2011.  The loss on the sale of these accounts receivable for the three and nine months ended September 30, 2011 was $0 million and $0.2 million, respectively, and is included in operating expenses in the Company’s consolidated statement of operations.  There were no sales of trade accounts receivable during the same periods in 2010.

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

The allocation of the purchase price included the acquisition of a multi-client data library, which consisted of data surveys covering portions of the United States and Canada.  Other intangible assets consisted of order backlog and a marine vibrator patented technology license.  The Company determined the fair values for the multi-client data library and other intangibles using the income approach.  Under this method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life.  To calculate fair value, the Company used probability-weighted cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset.  The Company believes that the level and timing of cash flows appropriately reflect market participant assumptions.

The valuation of the intangible assets acquired and related amortization periods at the acquisition date are as follows (in thousands):

	Useful Life	Fair Value
Order backlog	2 years	$5,700
License agreement	10 years	500
Total other intangible assets		$6,200

The Company provided deferred taxes and other tax liabilities as part of the acquisition accounting related to the fair market value adjustments for acquired multi-client data library, property and equipment, intangible assets, and other deferred items as well as for uncertain tax positions taken in prior year tax returns.  The fair value of the deferred taxes and other tax liabilities was $18.9 million at the acquisition date.  As part of the purchase agreement, PGS retained the liability for taxes related to prior years and up to the purchase date and agreed to indemnify the Company for taxes imposed.  Accordingly, the Company included compensating amounts in receivables for amounts known at the acquisition date.

Goodwill of approximately $59.0 million was recognized for this acquisition and was calculated as the excess of the consideration transferred over the net assets recognized, representing the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.  It specifically included the anticipated synergies and other benefits from combining the operations of PGS Onshore with the operations of the Company.  The Company allocated the goodwill to the seismic data acquisition business segment.  The entire amount of goodwill of $59.0 million was not deductible for tax purposes.  See note 1 for further discussion on goodwill.

Costs associated with the acquisition of PGS Onshore totaled $5.2 million during 2010.  Of this amount, $0.0 million and $5.0 million are included in general and administrative expenses for the three and nine months ended September 30, 2010, respectively.

The following unaudited condensed consolidated income statement information for the nine months ended September 30, 2011 and unaudited pro forma consolidated income statement information for the nine months ended September 30, 2010 assumes that the acquisition of PGS Onshore had occurred at the beginning of the period. The Company prepared the unaudited pro forma financial results for comparative purposes only. The unaudited pro forma financial results may not be indicative of the results that would have occurred if Geokinetics had completed the acquisition at the beginning of the period presented or the results that may be attained in the future. Amounts presented below are in thousands, except for the per share amounts:

	Nine months ended September 30,
	(Unaudited)
	2011	2010
	Actual	Pro Forma
Total revenue	$539,237	$379,939
Loss from operations	$(101,536)	$(78,088)
Net loss	$(110,312)	$(110,018)
Preferred dividends and accretion of discount on preferred stock	$(6,807)	$(6,525)
Loss applicable to common stockholders	$(117,119)	$(116,543)
Basic and diluted loss per common share	$(6.52)	$(6.59)

NOTE 4: Debt and Capital Lease Obligations

Long-term debt and capital lease obligations were as follows (in thousands):

	September 30, 2011	December 31, 2010
	(Unaudited)
RBC Revolving Credit Facility —7.50% to 8.75%	$—	$23,000
Whitebox Revolving Credit Facility —11.125%	50,000	—
Senior Secured Notes, net of discount—9.75%	296,329	295,471
Capital lease obligations	6,193	1,696
Notes payable from vendor financing arrangements	337	751
Other	206	—
Total	353,065	320,918
Less: current portion	(3,120)	(1,634)
Total, net	$349,945	$319,284

Whitebox Revolving Credit Facility

On May 16, 2011, the Company received a commitment and summary of principal terms from the Lenders for a $50.0 million senior secured revolving credit facility.  On May 24, 2011, the RBC Revolving Credit Facility was assigned to the Lenders.  Contemporaneously with the assignment, the Company entered into a Forbearance Agreement and Amendment No. 5 whereby the Lenders agreed to waive compliance with certain terms and conditions under the RBC Revolving Credit Facility agreement, as previously modified and amended,  and to forbear from exercising any rights and remedies in connection with certain specified defaults under the RBC Revolving Credit Facility agreement until the earlier of August 22, 2011 or the execution of an amended and restated credit agreement.  Upon the assignment of the RBC Revolving Credit Facility to the Lenders, the Company borrowed $48.3 million under the Whitebox Revolving Credit Facility, used to repay the RBC Revolving Credit Facility and for general working capital purposes.

The amended and restated credit agreement facility was entered into among the Company and the Lenders on August 12, 2011.  In connection with this agreement, the Company paid a closing fee of $1.7 million in cash.  In addition, the Company paid a $4.0 million advisory fee by issuing shares of Geokinetics common stock, valued at 95% of the volume weighted average price over the trailing 10-day trading period following the execution of the amended and restated credit agreement.  On August 29, 2011, Geokinetics issued an aggregate of 1,041,668 shares of common stock (the “Advisory Shares”) to the Lenders.  The issuance of the Advisory Shares triggered the anti-dilution provisions of (i) Geokinetics’ Series B Preferred Stock, (ii) warrants issued on July 28, 2008 to purchase up to 240,000 shares of Common Stock (the “2008 Warrants”), and (iii) warrants issued on December 14, 2010 to purchase up to 3,495,000 shares of Common Stock (the “2010 Warrants”).  The issue price of the Advisory Shares was $3.84, which was less than the conversion price of the Series B Preferred Stock and the exercise prices of the 2008 and 2010 Warrants.  Accordingly, the conversion price of the Series B Preferred Stock and the exercise price of the 2008 Warrants were reduced in accordance with an anti-dilution formula, and the exercise price of the 2010 Warrants was reduced to the issue price of the Advisory Shares, or $3.84 per share.  The anti-dilution formula for the Series B Preferred stock reduced the conversion price by multiplying the conversion price by a fraction, the numerator of which was (i) the number of fully diluted shares of Common Stock outstanding prior to issuance plus the number of shares of Common Stock that $4.0 million would purchase at such conversion price and (ii) the denominator of which was the sum of the number of fully diluted shares outstanding prior to the issuance plus the number of shares issued in payment of the fee, which resulted in an adjusted conversion price of $15.95 per share.  The anti-dilution adjustment to the 2008 Warrants was similar, resulting in an adjusted exercise price of $9.05 per share.  See notes 5 and 6.  The closing fee and the advisory fee were recorded as deferred financing costs and will be amortized through the maturity date of this agreement.

Borrowings outstanding under the facility bear interest at 11.125%; amounts in excess of the amount outstanding and the total amount available of $50.0 million are subject to an unused commitment fee of 11.125%.  The facility does not provide for the issuance of letters of credit and will mature on September 1, 2014.  Borrowings under the facility are secured by certain of Geokinetics’ and its subsidiaries’ US assets and the pledge of a portion of the stock of certain of its foreign subsidiaries.  There are no scheduled amortization or commitment reductions prior to maturity but the Company is required to prepay the facility with proceeds from certain asset sales.  The Company has the option to prepay the facility upon the issuance of certain equity securities or after the first year, subject to a reduction fee schedule.  The facility has no financial maintenance covenants.

Until August 12, 2011, when the amended and restated credit agreement was executed, the Company incurred interest and fees based on the terms of the RBC Revolving Credit Facility, as amended.  Accordingly, the Company incurred a ticking fee of 1% per quarter based on the maximum availability under the facility, a 1.5% fee for unused commitments and borrowings bore interest at a floating rate based on a specific formula.  The interest rate based on this formula was 8.75% during the period between May 24, 2011 and August 12, 2011.

Senior Secured Notes Due 2014

On December 23, 2009, Holdings issued $300.0 million of Notes in a private placement to institutional buyers at an issue price of $294.3 million, or 98.093% of the principal amount.  The discount is accreted as an increase to interest expense over the term of the Notes.  At September 30, 2011 and December 31, 2010, the effective interest rate on the Notes was 11.1%, which includes the effect of the discount accretion and deferred financing costs amortization.  The stated interest rate on the Notes is 9.75% and is payable semi-annually in arrears on June 15 and December 15 of each year.  The Notes are fully and unconditionally guaranteed by Geokinetics and by each of Geokinetics’ current and future domestic subsidiaries (other than Holdings, which is the issuer of the Notes).  Pursuant to the terms of an inter-creditor agreement, the Notes are junior to the Whitebox Revolving Credit Facility as to receipt of collateral and/or collateral proceeds securing both the Whitebox Revolving Credit Facility and the Notes.  The Company may redeem up to 10% of the original principal amount of the Notes during each 12-month period at 103% of the principal amount plus accrued interest until the second anniversary following their issuance.  Thereafter, the Company may redeem all or part of the Notes at a prepayment premium which will decline over time.  In the event of occurrence of a change of control, the Company will be required to make an offer to repurchase the Notes at 101% of the principal amount plus accrued interest.  The indenture governing the Notes contains customary covenants for non-investment grade indebtedness, including restrictions on the Company’s ability to incur indebtedness, to declare or pay dividends and repurchase its capital stock, to invest the proceeds of asset sales, and to engage in transactions with affiliates.

Capital Lease and Vendor Financing Obligations

From time to time, the Company enters into capital leases and vendor financing arrangements to purchase certain equipment.  The equipment acquired from these vendors is paid over a specified period of time based on the terms agreed upon.  During the nine months ended September 30, 2011, the Company entered into various capital leases, due in 2014, for certain transportation equipment for a total amount of $6.7 million.

The amount due under all capital leases and vendor financing arrangements at September 30, 2011 and December 31, 2010 was approximately $6.5 million and $2.4 million, respectively.  The net book value of the property and equipment acquired under these capital leases and vendor financing agreements at September 30, 2011 and December 31, 2010 was approximately $8.4 million and $2.8 million, respectively.

Foreign Revolving Credit Lines

The Company maintains various foreign bank overdraft facilities used to fund short-term working capital needs.  At September 30, 2011, and December 31, 2010, the Company had approximately $3.2 million and $3.9 million, respectively, of available credit of which $0.2 million and $0.0 million, respectively, were outstanding under these facilities.

Extinguished Obligations

RBC Revolving Credit Facility

On February 12, 2010, the Company entered into a $50.0 million revolving credit and letters of credit facility, with a group of lenders led by RBC.  The RBC Revolving Credit Facility had an initial maturity date of February 12, 2013.  In the period between June 2010 and December 2010, the Company entered into Amendments No. 1, No. 2 and No. 3 to the RBC Revolving Credit Facility whereby the maximum borrowings were limited to the lesser of $40.0 million or a borrowing base and certain financial covenants were waived and modified.  Borrowings outstanding under the RBC Revolving Credit Facility bore interest at a floating rate based on a specific formula.  At December 31, 2010 and through May 24, 2011 the rate was 8.75%.  The outstanding balance under the facility was $29.8 million and $23.0 million at May 24, 2011 and December 31, 2010, respectively.

On April 1, 2011, the Company entered into a waiver of specific events of default that would have occurred on March 31, 2011 for failure to comply with certain financial reporting covenant requirements.  Additionally, the Company entered into Amendment No. 4, which modified the monthly maximum total leverage ratio, monthly cumulative adjusted EBITDA (as defined in the RBC Revolving Credit Facility agreement) targets and the Company’s interest cost.  This amendment also modified the final maturity date of the revolving credit facility to April 15, 2012.  In connection with Amendment No. 4 the Company wrote off $1.1 million of deferred financing costs related to the modification of the final maturity date, which is included in interest expense in the Company’s consolidated statement of operations.

On May 24, 2011, RBC and the other lenders assigned their rights and obligations under the RBC Revolving Credit Facility to the Lenders under the Whitebox Revolving Credit Facility and received full payment of the amounts then outstanding under the facility plus unpaid accrued interest and fees for a total payment of $30.5 million.  The Company did not incur any pre-payment fees or penalties related to the retirement of the RBC Revolving Credit Facility.  The Company wrote off $1.1 million of deferred financing costs associated with the early extinguishment of the RBC Revolving Credit Facility, which is included in other income (expense) in the Company’s consolidated statement of operations.

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

NOTE 5:   Mandatorily Redeemable Preferred Stock

The Company classifies preferred stock, which is not convertible or exchangeable for the Company’s common stock, as a long-term liability as it is considered a mandatorily redeemable financial instrument.  Dividends paid or accrued are reflected as interest expense in the Company’s consolidated statement of operations.

Mandatorily redeemable preferred stock consisted of (in thousands):

	September 30, 2011		December 31, 2010
	Shares	$	Shares	$
	(Unaudited)

Series C Mandatorily Redeemable Preferred:
Issued	133,982	$33,495	133,982	$33,495
Discount, net of accretion	—	(985)	—	(1,159)
Accrued interest	30,797	7,699	17,089	4,272
Series C Mandatorily Redeemable Preferred, net	164,779	$40,209	151,071	$36,608

Series D Mandatorily Redeemable Preferred:
Issued	120,000	$30,000	120,000	$30,000
Discount, net of accretion	—	(22,025)	—	(21,504)
Accrued interest	11,350	2,837	643	161
Series D Mandatorily Redeemable Preferred, net	131,350	$10,812	120,643	$8,657
Total		$51,021		$45,265

Series C Mandatorily Redeemable Preferred Stock and 2008 Warrants

On July 28, 2008, the Company issued 120,000 shares of its Series B Preferred Stock, $10.00 par value (“Series B-2 Preferred Stock”) and warrants to purchase 240,000 shares of Geokinetics common stock to Avista and an affiliate of Avista for net proceeds of $29.1 million.  In December 2009, in conjunction with the financing of the acquisition of PGS Onshore, the Company agreed to exchange its Series B-2 Preferred Stock for new Series C redeemable preferred stock (“Series C Preferred Stock”) plus 750,000 shares of Geokinetics common stock.  The fair value of the Series C Preferred Stock at the date of exchange was $32.1 million.  The shares of Series C Preferred Stock were issued to Avista and have an aggregate liquidation preference equal to the liquidation preference of the series B-2 Preferred Stock.  The liquidation value of the Series C Preferred Stock was $41.2 million at September 30, 2011.  The Company is required to redeem the Series C Preferred Stock on December 16, 2015.  The Series C Preferred Stock accrues dividends at a rate of 11.75%.  Dividends may accrue or be paid in kind with additional shares of Series C Preferred Stock, at the election of Avista, until December 16, 2015.  The Series C Preferred Stock is not convertible or exchangeable for Geokinetics’ common stock.  The Series C Preferred Stock has liquidation preference over the Series D preferred stock (see below).

For the three and nine months ended September 30, 2011, the Company recognized interest expense of $1.2 million and $3.6  million, respectively, related to the Series C Preferred Stock, which includes accretion of discount of $0.1 million and $0.2 million, respectively .  For the three and nine months ended September 30, 2010, the Company recognized interest expense of $1.0 million and $3.2 million, respectively, related to the Series C Preferred Stock, which includes accretion of discount of $0.1 million and $0.2 million, respectively.

The 2008 Warrants had an adjusted exercise price of $9.25 per share; however, pursuant to the anti-dilution provisions described below, the exercise price of the 2008 Warrants was reduced to $9.05 per share as a result of the issuance of the Advisory Shares on August 29, 2011, associated with the advisory fee for the Whitebox Revolving Credit Facility.  See note 4.

The 2008 Warrants expire on July 28, 2013 and contain anti-dilution provisions substantially identical to the Series B-1 Preferred Stock such that if the Company issues certain equity securities for a price that is lower than the warrant exercise price, the exercise price of the warrants will be adjusted downward pursuant to a specific formula.  As a result of the anti-dilution provisions, the 2008 Warrants are recorded as derivative liabilities in the Company’s consolidated balance sheets at September 30, 2011 and December 31, 2010.

Series D Mandatorily Redeemable Junior Preferred Stock and 2010 Warrants

In December 2010, the Company completed a $30.0 million private placement of 120,000 shares of a new series of junior preferred stock (“Series D Preferred Stock”) and warrants to purchase 3,495,000 shares of Geokinetics common stock.  The Series D Preferred Stock was issued to related parties including Avista and its affiliates, PGS, Levant and certain directors of the Company.  Dividends on the Series D Preferred Stock accrue from the date of issuance and are paid in cash or accrued at the election of Geokinetics at a rate of 10.5% per annum and compounded quarterly if paid in cash and 11.5% per annum and compounded quarterly if accrued but not paid.  The Series D Preferred Stock is subject to mandatory redemption on December 15, 2016 and subject to redemption at the option of Geokinetics at the liquidation preference.  The liquidation value of the Series D Preferred Stock was $32.8 million at September 30, 2011.  The preferred stock was issued at a value of $8.3 million.  The original discount of $21.7 million will be accreted through December 15, 2016 as additional interest expense using the effective interest rate method.  The Series D Preferred Stock is not convertible or exchangeable for Geokinetics’ common stock.

For the three and nine months ended September 30, 2011, the Company recognized total interest expense of ($0.2) million and $2.1 million, respectively, related to the Series D Preferred Stock, which includes accretion of discount of $(1.0) million and $(0.5) million, respectively.

The 2010 Warrants had an initial exercise price of $9.64 per share, which was equal to 105% of the closing price of the Company’s common stock on December 13, 2010.  However, pursuant to the anti-dilution provisions described below, the exercise price of the 2010 Warrants was reduced to $3.84 per share as a result of the issuance of the Advisory Shares on August 29, 2011, associated with the advisory fee for the Whitebox Revolving Credit Facility.

The 2010 Warrants expire on December 15, 2016 and contain price protection provisions such that if the Company issues certain equity securities for a price that is lower than the warrant conversion price during the two-year period following the issuance date of the 2010 Warrants, the exercise price of the warrants will be adjusted to the price of the newly issued equity securities.  After the two-year period, the exercise price adjusts in accordance with a similar formula as the Series B-1 Preferred Stock.  See note 6.  As a result of the anti-dilution provisions, the 2010 Warrants are recorded as derivative liabilities in the consolidated balance sheets at September 30, 2011 and December 31, 2010.

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

The Series B-1 Preferred Stock contains certain anti-dilution provisions.  Under these provisions, if the Company issues certain equity securities at a price lower than the conversion price of the Series B-1 Preferred Stock, initially the conversion price is adjusted to the price per share of the newly issued equity securities.  However, if prior to the issuance of new equity securities, the Company has issued certain equity securities valued at over $50.0 million, the conversion price is adjusted downward pursuant to a specific formula.  In connection with the issuance of the Series D Preferred Stock on December 14, 2010, the conversion price of the Series B-1 Preferred Stock was reset to $16.40.  In connection with the issuance of the Advisory Shares on August 29, 2011, associated with the Whitebox Revolving Credit Facility, the conversion price of the Series B-1 Preferred Stock was reset to $15.95.

Each holder of Series B-1 Preferred Stock is entitled to receive cumulative dividends at the rate of 9.75% per annum on the liquidation preference of $250 per share, compounded quarterly.  At the Company’s option through December 16, 2015, dividends may be paid in additional shares of Series B-1 Preferred Stock.  After such date, dividends are required to be paid in cash if declared.  Dividends on the Series B-1 Preferred Stock have been accrued or paid in kind exclusively to date.  At September 30, 2011 and December 31, 2010, the Series B-1 preferred stock is presented as mezzanine equity.

At each issuance of the Series B-1 Preferred Stock, including accrued share dividends, the fair value of the Series B-1 Preferred Stock conversion feature is bifurcated and recorded as a derivative liability.  The fair value of the Series B-1 Preferred Stock conversion feature which was bifurcated and recorded as a derivative liability during the nine months ended September 30, 2011 was $0.7 million.  The difference between the fair value of the conversion feature and the liquidation preference amount is recorded as additional discount of the Series B-1 Preferred Stock.  The accretion of the additional discount to the preferred stock resulting from bifurcating the Series B-1 conversion feature was $0.4 million and $0.8 million for the three and nine months ended September 30, 2011, respectively.  The accretion of the additional discount to the preferred stock resulting from bifurcating the Series B-1 conversion feature was $0.2 million and $0.7 million for the three and nine months ended September 30, 2010, respectively.

The following table sets forth the changes in the carrying value of the Company’s Series B-1 Preferred Stock for the period ended September 30, 2011:

	Shares	$ (thousands)
	(Unaudited)

Balance at December 31, 2010	319,174	$74,987
Accrued dividends	23,908	5,977
Fair value of bifurcated conversion feature	—	(751)
Accretion of issuance costs and additional discount	—	782

Balance at September 30, 2011	343,082	$80,995

NOTE 7:   Fair Value of Financial Instruments

Fair Value Measurements

The Company categorizes the fair value measurements of its financial assets and liabilities into a three level fair value hierarchy based on the inputs used in determining fair value.  The categories in the fair value hierarchy are as follows:

Level 1— Financial assets and liabilities whose values are based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.  The Company had no assets or liabilities in this category as of September 30, 2011 or December 31, 2010.

Level 2— Financial assets and liabilities whose values are based on quoted market prices for similar assets and liabilities, quoted market prices in markets that are not active or other inputs that can be corroborated by observable market data.  The Company had no assets or liabilities in this category at September 30, 2011 or December 31, 2010.

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

The assumptions used in the Monte Carlo valuation model to determine the fair value of the Company’s derivative liabilities are as follows:

	At September 30, 2011	At December 31, 2010
2008 Warrants exercise price (1)	$9.05	$9.25
2010 Warrants exercise price (1)	$3.84	$9.64
Series B-1 Preferred Stock conversion price (1)	$15.95	$16.40
Stock price	$2.42	$9.29
Volatility	77.43%	83.64%
Risk-free discount rate (2) — 2008 Warrants	0.23%	0.84%
Risk-free discount rate (2) — 2010 Warrants	1.01%	2.38%
Risk-free discount rate (2) — Series B Preferred Stock embedded conversion feature	0.74%	1.99%

(1)          Anti-dilution provisions for these financial instruments were triggered as a result of the issuance of the Advisory Shares on August 29, 2011, associated with the Whitebox Revolving Credit Facility.  See notes 4, 5 and 6.

(2)          Based on the remaining life of the instruments.

The Company’s derivative liabilities measured at fair value on a recurring basis were as follows (in thousands):

	September 30, 2011
	(Unaudited)
	Total	(Level 1)	(Level 2)	(Level 3)
Conversion feature embedded in Preferred Stock	$2,975	$—	$—	$2,975
2008 Warrants	53	—	—	53
2010 Warrants	4,613	—	—	4,613
Total derivative liabilities	$7,641	$—	$—	$7,641

	December 31, 2010
	Total	(Level 1)	(Level 2)	(Level 3)
Conversion feature embedded in Preferred Stock	$14,142	$—	$—	$14,142
2008 Warrants	1,097	—	—	1,097
2010 Warrants	23,032	—	—	23,032
Total derivative liabilities	$38,271	$—	$—	$38,271

A reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Balance at December 31, 2010	$38,271
Total unrealized gains
Included in earnings	(31,381)
Included in other comprehensive income	—
Issuances	751
Transfers in and/or out of Level 3	—
Balance at September 30, 2011	$7,641

The Company is not a party to any hedging arrangements, commodity swap agreements or any other derivative financial instruments.

Estimated Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short maturity of those instruments, and therefore, have been excluded from the table below.  The fair value of debt was determined using quoted market prices, when available.  The fair value of the mandatorily redeemable preferred stock is calculated by using the discounted cash flow method of the income approach.

The following table sets forth the fair value of the Company’s remaining financial assets and liabilities (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Unaudited)
Financial liabilities:
Long-term debt	$353,065	$300,036	$320,918	$324,862
Mandatorily redeemable preferred stock:
Series C	$40,209	$39,802	$36,608	$44,950
Series D	$10,812	$23,047	$8,657	$28,168

NOTE 8:   Employee Benefits

Stock-Based Compensation

The Company’s 2010, 2007 and 2002 Plans provide for the granting of (i) incentive stock options, (ii) nonqualified stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) phantom stock awards or (vi) any combination of the foregoing to directors, officers and select employees.  To date, the Company has not granted stock appreciation rights or phantom stock awards.  At September 30, 2011, 1,030,470 awards remained available for grant under the 2010 Plan, 215,164 awards under the 2007 Plan, and 116,841 awards under the 2002 Plan.  Stock option exercises and restricted stock are funded through the issuance of authorized but unissued shares of common stock.

Because the Company maintained a full valuation allowance on its U.S. deferred tax assets, the Company did not recognize any tax benefit related to stock-based compensation expense for the three and nine months ended September 30, 2011 and 2010.

Stock Options

The Company grants both incentive stock options and non-qualified stock options to employees and non-employee directors.  Compensation expense related to stock options recognized during the three and nine months ended September 30, 2011 totaled $0.4 million and $1.0 million, respectively.  Compensation expense related to stock options recognized during the three and nine months ended September 30, 2010 totaled $0.2 million and $0.7 million, respectively.

Option activity for the nine months ended September 30, 2011 is summarized as follows:

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2010	506,463	$12.16
Expired	—	—
Forfeited	(28,150)	$10.85
Exercised	—	—
Granted	86,100	$9.20
Balance at September 30, 2011	564,413	$11.77
Exercisable at September 30, 2011	162,043	$18.30

The weighted average grant-date fair value of options granted during the three and nine months ended September 30, 2011 was $3.66 and $5.72, respectively.  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model.

Restricted Stock

Restricted stock expense is calculated by multiplying the stock price on the date of award by the number of shares awarded and amortizing this amount over the vesting period of the stock.  The Company recorded compensation expense of $0.4 million and $1.0 million for the three and nine months ended September 30, 2011, respectively, related to these restricted stock awards.  The Company recorded compensation expense of $0.5 million and $1.4 million for the three and nine months ended September 30, 2010, respectively, related to these restricted stock awards.

Restricted stock activity for the nine months ended September 30, 2011 is summarized as follows:

Number of Shares of Restricted Stock
Balance at December 31, 2010	313,831
Forfeited	(35,784)
Vested	(28,568)
Granted to management	19,660
Granted to non-management employees	38,950
Granted to non-employee directors	42,000
Balance at September 30, 2011	350,089

NOTE 9:   Loss per Common Share

The following table sets forth the computation of basic and diluted loss per common share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Numerator:
Loss applicable to common stockholders	$(44,438)	$(38,566)	$(117,119)	$(109,322)
Denominator:
Denominator for basic and diluted loss per common share	18,225	17,698	17,964	17,337
Loss per common share:
Basic and diluted	$(2.44)	$(2.18)	$(6.52)	$(6.31)

The denominator used for the calculation of diluted earnings per common share for the three and nine months ended September 30, 2011 and 2010, excludes the effect of certain stock options, restricted stock, warrants and convertible preferred stock because the effect is anti-dilutive.  At September 30, 2011, there were options to purchase 386,510 shares of common stock, 350,089 shares of unvested restricted stock, warrants to purchase 3,735,000 shares of common stock, and preferred stock convertible into 5,377,461 shares of common stock.  At September 30, 2010, there were options to purchase 282,471 shares of common stock, 406,888 shares of unvested restricted stock, warrants to purchase 514,105 shares of common stock, and preferred stock convertible into 4,472,643 shares of common stock.

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

The following table sets forth financial information with respect to the Company’s reportable segments (in thousands, except for gross margin percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)

Revenue:
Data Acquisition
North America	$80,253	$57,620	$207,496	$135,981
International	123,519	74,491	325,288	216,585
Subtotal Data Acquisition	203,772	132,111	532,784	352,566
Data Processing and Integrated Reservoir Geoscience	4,129	2,464	10,537	8,785
Eliminations	(1,849)	(555)	(4,084)	(2,035)
Total	$206,052	$134,020	$539,237	$359,316
Direct Operating Expenses:
Data Acquisition
North America	$34,783	$39,160	$94,218	$95,898
International	111,794	72,135	319,869	197,721
Subtotal Data Acquisition	146,577	111,295	414,087	293,619
Data Processing and Integrated Reservoir Geoscience	3,083	2,431	8,995	8,860
Eliminations	(1,849)	(555)	(4,084)	(2,035)
Total	$147,811	$113,171	$418,998	$300,444
Gross Margins:
Data Acquisition
North America	$45,470	$18,460	$113,278	$40,083
International	11,725	2,356	5,419	18,864
Subtotal Data Acquisition	57,195	20,816	118,697	58,947
Data Processing and Integrated Reservoir Geoscience	1,046	33	1,542	(75)
Total	$58,241	$20,849	$120,239	$58,872
Gross Margin Percentages:
Data Acquisition
North America	56.7%	32.0%	54.6%	29.5%
International	9.5%	3.2%	1.7%	8.7%
Subtotal Data Acquisition	28.1%	15.8%	22.3%	16.7%
Data Processing and Integrated Reservoir Geoscience	25.3%	1.3%	14.6%	-0.9%
Total	28.3%	15.6%	22.3%	16.4%
Segment Depreciation and Amortization:
Data Acquisition
North America	$34,576	$13,164	$81,176	$34,020
International	12,765	11,628	40,321	30,410
Subtotal Data Acquisition	47,341	24,792	121,497	64,430
Data Processing and Integrated Reservoir Geoscience	426	473	1,078	1,128
Corporate	1,255	1,095	3,776	5,004
Total	$49,022	$26,360	$126,351	$70,562
Segment Income (Loss):
Data Acquisition
North America	$8,147	$2,719	$24,847	$2,971
International	(50,951)	(16,260)	(106,500)	(35,626)
Subtotal Data Acquisition	(42,804)	(13,541)	(81,653)	(32,655)
Data Processing and Integrated Reservoir Geoscience	576	(479)	305	(1,031)
Corporate	123	(22,229)	(28,964)	(69,111)
Total	$(42,105)	$(36,249)	$(110,312)	$(102,797)
Segment Assets (at end of period):
Data Acquisition
North America			$214,645	$201,806
International			381,644	437,532
Subtotal Data Acquisition			596,289	639,338
Data Processing and Integrated Reservoir Geoscience			7,824	10,213
Corporate			46,195	73,631
Total			$650,308	$723,182

NOTE 11: Income Taxes

The provision for income tax for the three and nine months ended September 30, 2011 was $1.9 million and $4.7 million, respectively.  The provision for income tax for the three and nine months ended September 30, 2010, was $0.3 million and $2.6 million, respectively.  While the Company had pretax losses during the three and nine months ended September 30, 2011 and 2010, the income tax provision for these periods relate primarily to taxes due in countries with deemed profit tax regimes, withholding taxes and the release of valuation allowance in certain foreign jurisdictions with current year operating income based on the Company’s reevaluation of the realizability of these future tax benefits.

The following summarizes changes in the Company’s uncertain tax positions for the nine months ended September 30, 2011 (in thousands):

Balance at December 31, 2010	$7,997
Increase in tax positions related to current period	—
Interest	574
Balance at September 30, 2011	$8,571

All additions or reductions to the above liability affect the Company’s effective tax rate in the respective period of change. The Company accounts for any applicable interest and penalties on uncertain tax positions as a component of income tax expense.  Interest and penalties for the three and nine months ended September 30, 2011 were $0.2 million and $0.6 million, respectively.  Interest and penalties for the three and nine months ended September 30, 2010 were $0.2 million and $0.6 million, respectively.

At September 30, 2011 and December 31, 2010, the Company had $2.6 million and $2.0 million of accrued interest related to unrealized tax benefits, respectively.  The tax years that remain subject to examination by major tax jurisdictions are from 2004 to 2010.

NOTE 12:   Litigation and Contingencies

Mexico Liftboat Incident

The Company is currently a defendant in three lawsuits filed in September and October 2011 related to the September 8, 2011 liftboat incident in the Gulf of Mexico.  The lawsuits are styled Derise, et al. v. Trinity Liftboat Services, LLC., et al., Myers, et al. v. Trinity Liftboat Services, L.L.C., et al., and Reed v. Trinity Liftboat Services, LLC, et al. The Derise and Myers cases and are pending in the United States District Court for the Southern District of Texas-Galveston Division and the Reed case is pending in the United States District Court for the Western District of Louisiana-Lafayette Division.  These matters related to the September 8, 2011 Mexico liftboat incident are at an early stage in the litigation process; accordingly, the Company currently cannot assess the probability of losses, or reasonably estimate a range of any potential losses related to these proceedings.  The Company intends to vigorously defend itself in these proceedings.

California Labor Class Action

On July 13, 2011, the Company was named as a defendant in a lawsuit styled Moncada, et al. v. Petroleum Geo-Services, et al. filed in the Superior Court of California in Kern County.  This is a wage-and-hour class action lawsuit where the plaintiffs claim that they were not properly compensated from June 2009 to April 2010 for meal and rest breaks, in addition to overtime pay.  This matter is at an early stage in the litigation process; accordingly, the Company currently cannot assess the probability of losses, or reasonably estimate a range of any potential losses related to the proceeding.  The Company intends to vigorously defend itself in this proceeding.

International Labor Claims

The Company has received adverse verdicts with respect to several international labor claims and is currently appealing these verdicts.  The Company had a provision of $2.7 million and $2.3 million, included in accrued expenses at September 30, 2011 and December 31, 2010, respectively, for estimated costs related to these claims.

Other Contingencies

The Company is party to various other claims and legal actions arising in the ordinary course of business.  Management is of the opinion that none of these claims and actions will have a material adverse impact on the Company’s financial position, results of operations, or cash flows.

NOTE 13:   Related Party Transactions

Acquisition of PGS Onshore

In connection with the acquisition of PGS Onshore in February 2010, PGS acquired 2.2 million shares of Geokinetics’ common stock, or 12% of the then outstanding shares of common stock, and appointed two persons to the Company’s board of directors, one of whom was an employee of PGS and the other was independent of the Company as defined by the NYSE Amex rules.  Prior to the acquisition, PGS was not affiliated with the Company.  Following the acquisition, we entered into transactions that were contemplated by the purchase agreement for the acquisition of PGS Onshore, which are summarized below:

Transition Services Agreement.  In the transition services agreement, PGS agreed to provide the Company with office facilities, accounting, information, payroll and human resources services following the closing of the acquisition.  During the three and nine months ended September 30, 2010, the Company incurred fees of $0.2 million and $3.4 million, respectively, related to this agreement.  The services were provided by PGS through July 30, 2010.

Mexico Data Processing (“Mexico DP”) Agreement.  The Company’s purchase of PGS Onshore data acquisition business did not include PGS’s data processing business in Mexico.  Following the acquisition, we entered into the Mexico DP Agreement with PGS, in which the Company agreed to operate data processing contracts in Mexico for PGS’s benefit until such time as PGS could arrange for the required consents to the transfer of the contracts to a subsidiary of PGS.  PGS agreed to reimburse the Company for its costs to operate the contracts on PGS’s behalf.  The contracts were effectively transferred to a subsidiary of PGS in January 2010.  Under the Mexico DP Agreement, the Company spun-off the DP division on behalf of PGS for $2.1 million in equity, which includes $0.7 million in fixed assets and $0.1 million in cash equivalents.

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

Other

On August 12, 2011 the Company entered into an amended and restated credit agreement with the Lenders for the Whitebox Revolving Credit Facility.  See note 4.  Mr. Gary L. Pittman, the Company’s Executive Vice President and Chief Financial Officer, is a passive investor in, and holds less than 0.2% of the total assets of ECF Value Fund, L.P. and less than 0.3% of the total assets of ECF Value Fund International, Ltd. which are two of the Lenders participating in the amended and restated credit agreement at September 30, 2011.

During the three and nine months ended September 30, 2011, and 2010, the Company paid fees of approximately $0 million, $0.2 million, $0.2 million and $0.3 million, respectively, for freight broker services provided by Total Connection, a company owned and operated by the spouse of an employee of the Company.  Additionally, during the three and nine months ended September 30, 2011 and 2010, the Company paid fees of approximately $0.5 million, $0.9 million, $0.3 million and $0.8 million, respectively, for permitting services provided by Complete Geo Land Services, LLC, a company owned and operated by the spouse of an employee of the Company.

NOTE 14:   Condensed Consolidating Financial Information

The Notes are fully and unconditionally guaranteed, jointly and severally, by the Company, and by each of Geokinetics’ current and future domestic subsidiaries (other than Holdings, which is the issuer of the Notes).  See note 4.  The non-guarantor subsidiaries are comprised of all Geokinetics’ subsidiaries and branches outside of the United States.  Separate condensed consolidating financial statement information for the parent, guarantor subsidiaries and non-guarantor subsidiaries at September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010 is as follows (in thousands):

	BALANCE SHEET
	September 30, 2011 (Unaudited)
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$11,130	$—	$82,416	$164,450	$—	$257,996
Property and equipment, net	18,678	—	183,609	24,648	—	226,935
Investment in subsidiaries	197,931	377,362	48,138	14,206	(637,637)	—
Intercompany accounts	39,282	96,878	3,221	(145,648)	6,267	—
Other non-current assets	1,078	12,793	124,075	27,607	(176)	165,377
Total assets	$268,099	$487,033	$441,459	$85,263	$(631,546)	$650,308

Liabilities, Mezzanine and Stockholders’ Equity (Deficit)
Current liabilities	$48,519	$8,877	$57,488	$117,420	$460	$232,764
Long-term debt and capital lease obligations, net of current portion	—	346,329	—	3,616	—	349,945
Deferred income taxes and other non-current liabilities	34,287	—	30,557	3,484	—	68,328
Derivative liabilities	7,641	—	—	—	—	7,641
Total liabilities	90,447	355,206	88,045	124,520	460	658,678
Mezzanine equity	80,995	—	—	—	—	80,995
Stockholders’ equity (deficit)	96,657	131,827	353,414	(39,257)	(632,006)	(89,365)
Total liabilities, mezzanine and stockholders’ equity (deficit)	$268,099	$487,033	$441,459	$85,263	$(631,546)	$650,308

	BALANCE SHEET December 31, 2010
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$10,819	$—	$71,935	$169,931	$—	$252,685
Property and equipment, net	23,408	—	220,817	22,179	—	266,404
Investment in subsidiaries	174,526	377,363	48,185	370	(600,444)	—
Intercompany accounts	32,710	90,479	(76,348)	(53,108)	6,267	—
Other non-current assets	469	10,571	206,465	33,654	(45,084)	206,075
Total assets	$241,932	$478,413	$471,054	$173,026	$(639,261)	$725,164

Liabilities, Mezzanine and Stockholders’ Equity
Current liabilities	$34,675	$1,566	$58,300	$113,279	$459	$208,279
Long-term debt and capital lease obligations, net of current portion	—	318,471	—	813	—	319,284
Deferred income taxes and other non-current liabilities	28,530	—	30,558	3,468	—	62,556
Derivative liabilities	38,271	—	—	—	—	38,271
Total liabilities	101,476	320,037	88,858	117,560	459	628,390
Mezzanine equity	74,987	—	—	—	—	74,987
Stockholders’ equity	65,469	158,376	382,196	55,466	(639,720)	21,787
Total liabilities, mezzanine and stockholders’ equity	$241,932	$478,413	$471,054	$173,026	$(639,261)	$725,164

	STATEMENT OF OPERATIONS Three Months Ended September 30, 2011 (Unaudited)
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$—	$101,153	$129,443	$(24,544)	$206,052
Equity in earnings of subsidiaries	(55,235)	—	(13,824)	(7,604)	76,663	—
Expenses:
Direct operating expenses	4,616	—	38,164	129,575	(24,544)	147,811
Depreciation and amortization	1,654	—	45,059	2,309	—	49,022
General and administrative	2,139	—	7,813	11,192	177	21,321
Goodwill impairment	—	—	40,000	—	—	40,000
Total expenses	8,409	—	131,036	143,076	(24,367)	258,154
Loss from operations	(63,644)	—	(43,707)	(21,237)	76,486	(52,102)
Interest income (expense), net	(1,151)	(9,820)	156	(136)	—	(10,951)
Other income (expense), net	22,690	—	8,933	(8,793)	—	22,830
Income (loss) before income taxes	(42,105)	(9,820)	(34,618)	(30,166)	76,486	(40,223)
Provision for income taxes	—	—	1,225	657	—	1,882
Net Income (Loss)	$(42,105)	$(9,820)	$(35,843)	$(30,823)	$76,486	$(42,105)

	STATEMENT OF OPERATIONS Nine Months Ended September 30, 2011 (Unaudited)
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$—	$260,092	$348,654	$(69,509)	$539,237
Equity in earnings of subsidiaries	(122,212)	—	(59,345)	(23,646)	205,203	—
Expenses:
Direct operating expenses	18,456	—	100,110	369,941	(69,509)	418,998
Depreciation and amortization	5,013	—	114,720	6,618	—	126,351
General and administrative	(10,139)	—	22,136	43,250	177	55,424
Goodwill impairment	—	—	40,000	—	—	40,000
Total expenses	13,330	—	276,966	419,809	(69,332)	640,773
Loss from operations	(135,542)	—	(76,219)	(94,801)	205,026	(101,536)
Interest income (expense), net	(5,929)	(29,407)	501	(206)	—	(35,041)
Other income (expense), net	31,159	(1,121)	6,504	(5,567)	—	30,975
Loss before income taxes	(110,312)	(30,528)	(69,214)	(100,574)	205,026	(105,602)
Provision for income taxes	—	—	2,655	2,055	—	4,710
Net Loss	$(110,312)	$(30,528)	$(71,869)	$(102,629)	$205,026	$(110,312)

	STATEMENT OF CASH FLOWS Nine Months Ended September 30, 2011 (Unaudited)
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(3,242)	$(24,624)	$67,004	$20,446	$—	$59,584
Net cash provided (used in) investing activities	—	—	(62,248)	(9,699)	—	(71,947)
Net cash (used in) financing activities	—	24,624	—	(1,459)	—	23,165
Net increase (decrease) in cash	$(3,242)	$—	$4,756	$9,288	$—	$10,802

	STATEMENT OF OPERATIONS Three Months Ended September 30, 2010 (Unaudited)
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$—	$53,547	$82,086	$(1,613)	$134,020
Equity in earnings of subsidiaries	(28,583)	—	(5,749)	(448)	34,780	—
Expenses:
Seismic acquisition and data processing	2,443	—	36,753	75,587	(1,612)	113,171
Depreciation and amortization	1,154	—	23,588	1,618	—	26,360
General and administrative	4,327	—	5,631	10,134	—	20,092
Total expenses	7,924	—	65,972	87,339	(1,612)	159,623
Loss from operations	(36,507)	—	(18,174)	(5,701)	34,779	(25,603)
Interest expense, net of interest income	(1,115)	(8,840)	220	175	—	(9,560)
Other income (expense), net	(3,623)	—	528	1,718	602	(775)
Loss before income taxes	(41,245)	(8,840)	(17,426)	(3,808)	35,381	(35,938)
Provision for income taxes	100	—	113	98	—	311
Net Loss	$(41,345)	$(8,840)	$(17,539)	$(3,906)	$35,381	$(36,249)

	STATEMENT OF OPERATIONS Nine Months Ended September 30, 2010 (Unaudited)
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$—	$150,992	$232,912	$(24,588)	$359,316
Equity in earnings of subsidiaries	(77,550)	—	(6,414)	(15,068)	99,032	—
Expenses:
Seismic acquisition and data processing	7,667	—	92,463	224,902	(24,588)	300,444
Depreciation and amortization	3,285	—	62,615	4,662	—	70,562
General and administrative	26,029	1,565	8,735	24,833	—	61,162
Total expenses	36,981	1,565	163,813	254,397	(24,588)	432,168
Loss from operations	(114,531)	(1,565)	(19,235)	(36,553)	99,032	(72,852)
Interest expense, net of interest income	(4,114)	(25,553)	(16)	1,105	—	(28,578)
Other income (expense), net	(1,191)	200	(751)	3,271	(271)	1,258
Loss before income taxes	(119,836)	(26,918)	(20,002)	(32,177)	98,761	(100,172)
Provision for income taxes	100	14	1,404	1,107	—	2,625
Net Loss	$(119,936)	$(26,932)	$(21,406)	$(33,284)	$98,761	$(102,797)

	STATEMENT OF CASH FLOWS Nine Months Ended September 30, 2010 (Unaudited)
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$7,852	$—	$(45,014)	$(26,374)	$102,526	$38,990
Net cash provided (used in) investing activities	(3,505)	122,971	(49,000)	(21,216)	—	49,250
Net cash used in financing activities	(46,450)	—	1,806	—	—	(44,644)
Net increase (decrease) in cash	$(42,103)	$122,971	$(92,208)	$(47,590)	$102,526	$43,596

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

Safe Harbor Forward Looking Statements

We have made in this report, and may from time to time otherwise make in other public filings, press releases and discussions with our management, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning our operations, economic performance and financial condition.  These forward-looking statements are often accompanied by words such as “believe,” “should,” “anticipate,” “plan,” “continue,” “expect,” “potential,” “scheduled,” “estimate,” “project,” “intend,” “seek,” “goal,” “may” and similar expressions.  These statements include, without limitation, statements about our ability to meet our short-term liquidity needs, our market opportunity, status of litigation, insurance coverage of contingent liabilities, our growth strategy, competition, expected activities, future acquisitions and investments, and the adequacy of our available cash resources.  We urge you to read these statements carefully and caution you that matters subject to forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business.  For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements; our actual results in future periods may differ materially from those projected or contemplated within the forward-looking statements as a result of, but not limited to, the following factors:

•                  our ability to raise capital, sell assets or implement operational efficiencies to meet our short-term liquidity needs;

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

•                  cost and other effects of uncertainties inherent in legal proceedings, settlements, investigations and claims, including liabilities which may not be covered by indemnity or insurance;

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

Overview

We are a full-service, global provider of seismic data acquisition, processing and integrated reservoir geoscience services to the oil and natural gas industry.  We also provide clients access, via licenses, to our multi-client seismic data library.  As an acknowledged industry leader in land, transition zone and shallow water (down to 500 feet water depths) OBC environments, we have the capacity to operate up to 28 seismic crews with approximately 196,500 channels of seismic data acquisition equipment worldwide and the ability to process seismic data collected throughout the world.  Crew count, configuration and location can change depending upon industry demand and requirements.

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

Recent Developments and Liquidity Concerns

Recent developments related to our business include the following:

•                  In May 2011, the RBC Revolving Credit Facility was assigned to the Lenders and on August 12, 2011, we entered into a $50.0 million amended and restated credit agreement with the Lenders.  See note 4 to our interim condensed consolidated financial statements.  Because borrowings under the Whitebox Revolving Credit Facility bear interest at a rate of 11.125% and amounts in excess of the total amount outstanding and the total amount available of $50.0 million are subject to an unused commitment fee of 11.125%, we will incur interest costs of approximately $5.6 million per year in connection with the Whitebox Revolving Credit Facility regardless of our borrowing level.

•                  On September 1, 2011, we sold a subsidiary that held a royalty interest in a Colombian oil and gas property for $6.3 million plus applicable adjustments for net working capital.  We received net proceeds of $5.9 million.  The transaction resulted in a pre-tax gain of $5.6 million which is included in other income (expense) in the consolidated statement of operations.

•                  On September 8, 2011, a liftboat which we had contracted to support an ocean-bottom-cable project in the Bay of Campeche, Mexico, was disabled due to high winds and unusually high seas generated by Tropical Storm Nate which resulted in the crew abandoning the vessel.  While we and local authorities conducted an immediate search and rescue operation, there were fatalities to two of our employees and two contractors.  As a result, operations on the project were suspended pending an investigation and evaluation of the incident.  The suspension of the operation has resulted in lost revenues from the contract while we continued to incur costs to maintain the crew and equipment and otherwise in connection with the incident.  We are currently working with our customer in an effort to restart the project before the end of November 2011.  Failure to resume operations on the project on a timely basis will have a negative effect on our cash flows and results of operations and would cause a further deterioration of our liquidity.

•                  On September 30, 2011, we were notified by two credit rating agencies that they had downgraded Geokinetics’ credit rating because of litigation uncertainty related to the Mexico liftboat incident, low margins in international markets, tight liquidity and weak financial metrics in an improved oil and gas operating environment.

•                  During the third quarter of 2011, we performed an interim goodwill assessment in light of the recent events and circumstances adversely impacting the Company and recorded a preliminary goodwill impairment charge of $40.0 million.  See below.

While revenues, backlog and operating cash flows have increased this quarter as well as year to date compared with 2010, we continue to incur operating losses due to delays in project commencements, low international asset utilization and the Mexico liftboat incident, resulting in serious concerns about our liquidity, especially in the fourth quarter of 2011 (when an interest payment of $14.6 million on our Notes is due) and the first quarter of 2012.  Management has instituted a number of steps, discussed below under “Liquidity and Industry Conditions”, which we believe would improve the Company’s liquidity position if successfully implemented.  If these steps are unsuccessful or we experience a further deterioration of our business or another adverse event occurs with respect us or our operations, we may not have sufficient liquidity to meet our ongoing operating expenses and debt service obligations under the Whitebox Revolving Credit Facility or the Notes, all of which would have a material adverse effect.  This may force us to further curtail existing operations, reduce or delay capital expenditures or sell assets to meet our operating and debt service obligations and we could be forced to take other actions, including a restructuring of our existing indebtedness and capital structure to address our ongoing liquidity issues.  See our discussion under “— Liquidity and Capital Resources — Liquidity and Industry Conditions” below.

Goodwill Impairment Assessment

Accounting guidance requires intangible assets with indefinite lives, including goodwill, be evaluated on an annual basis for impairment or more frequently if an event occurs or circumstances change which could potentially result in an impairment.  We perform our annual impairment assessment as of December 31.  For purposes of this impairment assessment, we have concluded that we have only one reporting unit.  As required by applicable accounting guidance, we perform a two-step impairment test for goodwill.

Given certain recent events, including the Mexico liftboat incident, a sustained decline our market capitalization and the credit rating downgrades, we concluded that there were sufficient indicators to require an interim goodwill impairment analysis during the third quarter of 2011.  As of the date of this filing, we have not fully completed step two of the impairment analysis of goodwill but, through the analysis performed to date, we determined that the collective impact of these events and circumstances would more likely than not reduce the fair value of its reporting unit below its carrying value and result in an impairment loss which can be reasonably estimated.  As of September 30, 2011, we recorded a goodwill impairment charge of $40.0 million, representing the best estimate within the range of the estimated impairment loss.  However, we expect to finalize our goodwill impairment analysis during the fourth quarter of 2011, which could result in an upward adjustment to the impairment charge already recorded.  See note 1 to our interim condensed consolidated financial statements for our discussion on the most significant estimates and assumptions used in the interim goodwill impairment analysis.

The estimates and assumptions used to estimate the impairment charge recorded as of September 30, 2011 are subject to a high degree of bias and uncertainty and different assumptions as to our future revenues and cost structure, growth rate and discount rate would result in estimated future cash flows that could be materially different than those considered in the impairment assessment performed.  Any future fair value estimate for our reporting unit that is greater than the fair value estimate as of September 30, 2011 will not result in a reversal of the impairment charge.

Backlog

We grew our backlog from $557.6 million at December 31, 2010 and $741.0 million at June 30, 2011 to $760.6 million at September 30, 2011.  Backlog at September 30, 2011 included $575.1 million or approximately 76% from international projects (excluding Canada), and $185.5 million or approximately 24% from North American projects (excluding Mexico), of which $52.8 million or approximately 7% is attributable to our multi-client business in the United States.  Of the total international backlog, $340.1 million or approximately 59% is with NOCs or partnerships including NOCs.  Furthermore, $254.9 million or approximately 44% of the international backlog is in shallow water transition zones and OBC environments.  We anticipate that approximately 29% of the backlog at September 30, 2011 will be completed during the remainder of 2011 and approximately 50% will be completed in 2012, with the rest to be completed in 2013 and 2014.  This backlog consists of written orders or commitments believed to be firm.  Contracts for services are occasionally modified by mutual consent and in many instances can be cancelled by the customer on short notice without penalty, as such, our backlog at any particular date may not be indicative of our actual operating results for any succeeding fiscal period.

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

The following table presents unaudited condensed consolidated income statement information for the nine months ended September 30, 2011 and unaudited pro forma consolidated income statement information for the nine months ended September 30, 2010, as if the acquisition of PGS Onshore had occurred at the beginning of the period (in thousands):

	Nine Months Ended September 30,
	2011	2010
	Actual	Pro Forma
	(Unaudited)
Total revenue	$539,237	$379,939
Loss from operations	$(101,536)	$(78,088)
Net loss	$(110,312)	$(110,018)
Preferred dividends and accretion of discount on preferred stock	$(6,807)	$(6,525)
Loss applicable to common stockholders	$(117,119)	$(116,543)
Basic and diluted net loss per common share	$(6.52)	$(6.59)

Results of Operations

Our core operating business segments are seismic data acquisition and data processing and integrated reservoir geoscience.  Our corporate activities include our corporate general and administrative functions.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Operating Revenues.   Consolidated revenues for the three months ended September 30, 2011 totaled $206.0 million compared to $134.0 million for the same period in 2010, an increase of 54%.  The increase was primarily attributable to increased contribution from the multi-client data library business in the United States and higher asset utilization in certain international regions.

For the three months ended September 30, 2011, seismic data acquisition revenue totaled $203.8 million compared to $132.1 million for the same period in 2010, an increase of 54%.  This increase in seismic data acquisition revenue was a result of an increase of $49.0 million in our international operations and an increase of $22.7 million in our North America operations.

North America seismic data acquisition and multi-client data library sales revenues for the three months ended September 30, 2011 totaled $80.3 million or 39% of consolidated seismic data acquisition revenue compared to $57.6 million or 44% of seismic consolidated data acquisition revenue for the same period in 2010.  The dollar increase was primarily the result of increased contribution from our multi-client data library business in the United States.  Multi-client data library licensing revenues totaled $38.8 million and $15.4 million for the three months ended September 30, 2011 and 2010, respectively, representing an increase of $23.4 million or 152%.

International seismic data acquisition revenues for the three months ended September 30, 2011 totaled $123.5 million or 61% of consolidated seismic data acquisition revenue compared to $74.5 million or 56% of consolidated seismic data acquisition revenue for the same period in 2010.  The dollar increase in revenues was primarily attributed to increased activity due to improved market conditions or changes in the types of surveys performed in Malaysia, Brunei, Australia, Angola, Brazil, Bolivia and Mexico partially offset by a decrease in activity or changes in the types of surveys performed in Indonesia, Libya, Gabon, Cameroon, Colombia, Peru and Trinidad.

Data processing and integrated reservoir geoscience revenues increased to $4.1 million for the three months ended September 30, 2011, from $2.5 million for the same period in 2010, primarily as a result of improved pricing and increased volume.

Operating Expenses.  Consolidated direct operating costs totaled $147.8 million for the three months ended September 30, 2011, compared to $113.2 million for the same period in 2010, an increase of 31%.  The increase in costs was primarily a reflection of increased activity.

Seismic data acquisition operating expenses totaled $146.6 million for the three months ended September 30, 2011, compared to $111.3 million for the same period in 2010, an increase of 32%.  Seismic acquisition operating expenses as a percentage of seismic data acquisition revenue were 72% for the three months ended September 30, 2011, as compared to 84% for the same period in 2010.

North America seismic data acquisition operating expenses for the three months ended September 30, 2011 totaled $34.8 million, or 43% of North America seismic data acquisition revenue, compared to $39.2 million, or 68% of North America seismic data acquisition revenue for the same period in 2010.  The costs as a percentage of revenue decreased primarily as a result of increased contribution from our multi-client data library business in 2011 as we capitalize all costs directly associated with acquiring and processing multi-client data and amortize them based on a specific formula driven by actual sales and expected late sales.

International seismic acquisition operating expenses for the three months ended September 30, 2011 totaled $111.8 million, or 91% of international seismic data acquisition revenue, compared to $72.1 million, or 97% of international seismic data acquisition revenue for the same period in 2010.  The dollar increase in operating expenses was primarily the result of increased activity or changes in the types of surveys performed in Malaysia, Brunei, Australia, Angola, Brazil, Mexico and Bolivia.  Additionally, operating expenses increased in Australia and Algeria due to higher than anticipated increased idle time and in Mexico due to an incident that occurred on a liftboat that was supporting an OBC project.

Data processing and integrated reservoir geoscience operating expenses increased to $3.1 million for the three months ended September 30, 2011, from $2.4 million for the same period in 2010.  The increase was primarily the result of higher volume of work.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the three months ended September 30, 2011 totaled $49.0 million, compared to $26.4 million for the same period in 2010, an increase of $22.6 million or 86%.  The increase was primarily the result of the expansion of our multi-client data library.  Amortization of multi-client data for the three months ended September 30, 2011 and 2010 totaled $32.0 million and $7.0 million, respectively.

General and Administrative Expense.  General and administrative expense for the three months ended September 30, 2011 totaled $21.3 million, or 10% of revenues, compared to $20.1 million, or 15% of revenues for the same period of 2010.  The dollar increase was primarily the result of higher salary expenses partially offset by a decrease in contract services costs and certain professional fees.

Goodwill impairment.  We recorded a preliminary goodwill impairment charge of $40.0 million during the three months ended September 30, 2011.  See “Goodwill Impairment Assessment” above and note 1 to our interim condensed consolidated financial statements.

Interest Expense, net.  Interest expense, net of interest income, for the three months ended September 30, 2011 totaled $11.0 million, compared to $9.6 million for the same period in 2010.  The increase was primarily the result of interest expense associated with our Series D Preferred Stock issued in December 2010 and additional interest expense associated with the RBC Revolving Credit Facility and the Whitebox Revolving Credit Facility.  Interest expense includes dividends on mandatorily redeemable preferred stock.  See notes 4 and 5 to our interim condensed consolidated financial statements.

Change in Fair Value of Derivative Liabilities.  The gain in the fair value of our derivative liabilities for the three months ended September 30, 2011 totaled $22.4 million, compared to a loss of $3.5 million for the same period in 2010.  The fair values of our derivatives liabilities are subject to material changes primarily associated with fluctuations in the market value of our common stock, which declined from $7.88 per share at June 30, 2011 to $2.42 per share at September 30, 2011.  Additionally, the change in fair value in our derivatives liabilities during the three months ended September 30, 2011 reflects the adjustments to the conversion price of the Series B-1 Preferred Stock and the exercise prices of the 2008 and 2010 Warrants associated with the issuance of the Advisory Shares on August 29, 2011.  See notes 5, 6 and 7 to our interim condensed consolidated financial statements.

Foreign Exchange Gains/Losses.  Foreign exchange losses for the three months ended September 30, 2011 totaled $5.3 million, compared to gains of $0.4 million for the same period in 2010.  The losses in 2011 are primarily the result of exchange rate fluctuations in the Latin America region.

Other Income, Net.  Other income, net for the three months ended September 30, 2011 totaled $5.7 million, compared to $2.3 million for the same period in 2010.  The increase was primarily the result of the $5.6 million gain on the sale of a subsidiary recorded in the third quarter of 2011.  See note 1 to our interim condensed consolidated financial statements.

Income Tax Expense.  Income tax expense totaled $1.9 million for the three months ended September 30, 2011, compared to $0.3 million for the same period in 2010.  While the Company had pretax losses during the three months ended September 30, 2011 and 2010, the income tax provision for these periods relate primarily to taxes due in countries with deemed profit tax regimes, withholding taxes and the release of valuation allowance in certain foreign jurisdictions with current year operating profits based on the Company’s reevaluation of the realizability of these future tax benefits.

Adjusted EBITDA and Net Loss.  Adjusted EBITDA (as defined below) totaled $36.9 million for the three months ended September 30, 2011, compared to $0.8 million for the same period in 2010.  The increase was primarily the result of increased contribution from our multi-client data library business in the United States, and increased activity or changes in the types of surveys in Malaysia, Brunei, Australia, Angola, Brazil, Bolivia and Mexico due to improved market conditions partially offset by a decrease in activity or changes in the types of surveys performed in Indonesia, Libya, Gabon, Cameroon, Colombia, Peru and Trinidad.  Additionally, general and administrative expenses increased primarily due to an increase in salary expenses.  We had a loss applicable to common stockholders of $44.4 million, or ($2.44) per share, for the three months ended September 30, 2011, compared to a loss applicable to common stockholders of $38.6 million, or ($2.18) per share, for the same period in 2010.

We define Adjusted EBITDA as Net Income (Loss) (the most directly generally accepted accounting principle or “GAAP” financial measure) before Interest, Taxes, Other Income (Expense) (including foreign exchange gains/losses, loss on early redemption of debt, gains/losses from changes in fair value of derivative liabilities and other income/expense), Goodwill Impairment and Depreciation and Amortization.  “Adjusted EBITDA”, as used and defined by us, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with GAAP.  Adjusted EBITDA should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by or used in operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP.  However, we believe Adjusted EBITDA is useful to an investor in evaluating our operating performance because this measure: (1) is widely used by investors in the energy industry to measure a company’s operating performance without regard to items excluded from the calculation of such term, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired, among other factors; (2) helps investors to more meaningfully evaluate and compare the results of our operations from period to period by removing the effect of our capital structure and asset base from its operating structure; and (3) is used by our management for various purposes, including as a measure of operating performance, in presentations to our board of directors, as a basis for strategic planning and forecasting, and as a component for setting incentive compensation.  There are significant limitations to using Adjusted EBITDA as a measure of performance, including the inability to analyze the effect of certain recurring and non-recurring items that materially affect our net income or loss, and the lack of comparability of results of operations of different companies.

The reconciliation from net loss applicable to common stockholders to Adjusted EBITDA is as follows (in thousands):

	Three months ended September 30,
	2011	2010
	(Unaudited)
Loss applicable to common stockholders	$(44,438)	$(38,566)
Preferred stock dividends and accretion costs	2,333	2,317
Net loss	(42,105)	(36,249)
Provision for income taxes	1,882	311
Interest expense, net of interest income	10,951	9,560
Other (income) expense, net (as defined above)	(22,830)	775
Goodwill impairment	40,000	—
Depreciation and amortization (1)	49,022	26,360
Adjusted EBITDA	$36,920	$757

(1) Includes $32.0 million and $7.0 million, respectively, in amortization expense related to our multi-client data library.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Operating Revenues.   Consolidated revenues for the nine months ended September 30, 2011 totaled $539.2 million compared to $359.3 million for the same period in 2010, an increase of 50%.  The increase was attributable to increased activity due to improved market fundamentals in North America, increased contribution from the multi-client data library business in the United States and higher asset utilization in certain international regions.

For the nine months ended September 30, 2011, seismic data acquisition revenue totaled $532.8 million compared to $352.6 million for the same period in 2010, an increase of 51%.  This increase in seismic data acquisition revenue was a result of an increase of $108.7 million in our international operations and an increase of $71.5 million in our North America operations.

North America seismic data acquisition and multi-client data library sales revenues for the nine months ended September 30, 2011 totaled $207.5 million or 39% of consolidated seismic data acquisition revenue compared to $136.0 million or 39% of consolidated seismic data acquisition revenue for the same period in 2010.  The dollar increase was primarily the result of improved market conditions and increased contribution from our multi-client data library business.  Multi-client data library licensing revenues were $89.4 million and $34.2 million for the nine months ended September 30, 2011 and 2010, respectively, representing an increase of $55.1 million or 160%.

International seismic data acquisition revenues for the nine months ended September 30, 2011 totaled $325.3 million or 61% of consolidated seismic data acquisition revenue, compared to $216.6 million or 61% of consolidated seismic data acquisition revenue for the same period in 2010.  The increase in revenues was attributed to increased activity due to improved market conditions or changes in the types of surveys performed in Indonesia, Brunei, Australia, Angola, Algeria, UAE, Brazil, Bolivia, Mexico, and Peru

partially offset by a decrease in activity or changes in the types of surveys performed in Bangladesh, Malaysia, Egypt, Libya, Gabon, and Cameroon.

Data processing and integrated reservoir geoscience revenues increased to $10.5 million for the nine months ended September 30, 2011, from $8.8 million for the same period in 2010.  The increase was primarily the result of improved pricing and increased volume.

Operating Expenses.  Consolidated direct operating costs totaled $419.0 million for the nine months ended September 30, 2011, compared to $300.4 million for the same period in 2010, an increase of 40%.  The increase was primarily a reflection of increased activity.

Seismic data acquisition operating expenses totaled $414.1 million for the nine months ended September 30, 2011, compared to $293.8 million for the same period in 2010, an increase of 41%.  Seismic acquisition operating expenses as a percentage of seismic data acquisition revenue were 78% for the nine months ended September 30, 2011, as compared to 83% for the same period in 2010.

North American seismic data acquisition operating expenses for the nine months ended September 30, 2011 totaled $94.2 million, or 45% of North America seismic data acquisition revenue, compared to $95.9 million, or 70% of North America seismic data acquisition revenue for the same period in 2010.  The costs as a percentage of revenue decreased primarily as a result of increased contribution from our multi-client data library as we capitalize all costs directly associated with acquiring and processing multi-client data and amortize them based on a specific formula driven by actual sales and expected late sales.  During the second quarter of 2011, we experienced a loss of certain equipment as a result of a wild fire in Colorado, in the United States.  See note 1 to our interim condensed consolidated financial statements.  During the nine months ended September 30, 2011, we recorded a net gain of $0.2 million related to the write-off of the net book value of this equipment of $1.3 million and insurance proceeds received of $1.5 million.

International seismic data acquisition operating expenses for the nine months ended September 30, 2011 totaled $319.9 million, or 98% of international seismic data acquisition revenue, compared to $197.7 million, or 91% of international seismic data acquisition revenue for the same period in 2010.  The dollar increase in operating expenses was primarily the result of increased activity or changes in the types of surveys performed in Indonesia, Brunei, Australia, Angola, Algeria, UAE, Brazil, Bolivia, Mexico and Peru.  Operating expenses in Australia were also affected by delays caused by inclement weather, which led to postponement in obtaining necessary environmental permits and client requests.  Additionally, operating expenses were impacted by increased idle time due to civil unrest in North Africa and weather downtime in Mexico and Brazil during the first six months of 2011.

Data processing and integrated reservoir geoscience operating expenses increased to $9.0 million for the nine months ended September 30, 2011, from $8.9 million for the same period of 2010.  The increase is primarily the result of a higher volume of work.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the nine months ended September 30, 2011 totaled $126.4 million, compared to $70.6 million for the same period of 2010, an increase of $55.8 million or 79%.  The increase was primarily the result of the expansion of our multi-client data library.  Amortization of multi-client data for the nine months ended September 30, 2011 and 2010 totaled $71.4 million and $17.4 million, respectively.

General and Administrative Expense.  General and administrative expense for the nine months ended September 30, 2011 totaled $55.4 million, or 10% of revenues, compared to $61.2 million, or 17% of revenues for the same period of 2010.  The dollar decrease was primarily the result of a decrease in contract services and certain professional fees as well as the absence of integration costs incurred in the first nine months of 2010 related to the acquisition of PGS Onshore, which amounted to $5.0 million.  The decrease in expenses was partially offset by increased salary expense.

Goodwill impairment.  We recorded a preliminary goodwill impairment charge of $40.0 million during the nine months ended September 30, 2011.  See “Goodwill Impairment Assessment” above and note 1 to our interim condensed consolidated financial statements.

Interest Expense, Net.  Interest expense, net of interest income, for the nine months ended September 30, 2011 totaled $35.0 million, compared to $28.6 million for the same period in 2010.  The increase was primarily the result of interest expense associated with our Series D Preferred Stock issued in December 2010 and additional interest expense associated with the RBC Revolving Credit Facility and the Whitebox Revolving Credit Facility.  Interest expense includes dividends on mandatorily redeemable preferred stock.  See notes 4 and 5 to our interim condensed consolidated financial statements.

Change in Fair Value of Derivative Liabilities.  The gain in the fair value of our derivative liabilities for the nine months ended September 30, 2011 totaled $31.4 million, compared to a gain of $1.4 million for the same period in 2010.  The fair values of our derivatives liabilities are subject to material changes primarily associated with fluctuations in the market value of our common stock which declined from $9.29 per share at December 31, 2010 to $2.42 per share at September 30, 2011.  Additionally, the change in fair value in our derivatives liabilities during the nine months ended September 30, 2011 reflects the adjustments to the conversion price of the Series B-1 Preferred Stock and the exercise prices of the 2008 and 2010 Warrants associated with the issuance of the Advisory Shares on August 29, 2011.  See notes 5, 6 and 7 to our interim condensed consolidated financial statements.

Foreign Exchange Gains/Losses.  Foreign exchange losses for the nine months ended September 30, 2011 totaled $5.4 million, compared to losses of $0.4 million for the same period in 2010.  The losses in 2011 are primarily the result of exchange rate fluctuations in the Latin America region.

Other, Income Net.  Other income, net for the nine months ended September 30, 2011 totaled $6.2 million, compared to $2.8 million for the same period in 2010.  The increase was primarily the result of the $5.6 million gain on the sale of a subsidiary recorded in the third quarter of 2011.  See note 1 to our interim condensed consolidated financial statements.

Income Tax Expense.  Income tax expense totaled $4.7 million for the nine months ended September 30, 2011, compared to $2.6 million for the same period in 2010.  While the Company had pretax losses during the nine months ended September 30, 2011 and 2010, the income tax provision for these periods relate primarily to taxes due in countries with deemed profit tax regimes, withholding taxes and the release of valuation allowance in certain foreign jurisdictions with current year operating profits based on the Company’s reevaluation of the realizability of these future tax benefits.

Adjusted EBITDA and Net Loss.  Adjusted EBITDA (as defined above) totaled $64.8 million for the nine months ended September 30, 2011, compared to ($2.3) million for the same period in 2010.  The increase was primarily the result of higher activity in the United States, including increased contribution from our multi-client data library and increased activity in Brunei, Australia, Algeria, UAE, Brazil, Mexico, Peru and Trinidad combined with increased activity and higher than expected operating expenses in Indonesia and Angola.  Additionally, general and administrative expenses decreased primarily due to the absence of integration costs incurred in the first and second quarters of 2010 related to the acquisition of PGS Onshore, which totaled $5.0 million for the nine months ended September 30, 2010.  We had a loss applicable to common stockholders of $117.1 million, or ($6.52) per share, for the nine months ended September 30, 2011, compared to a loss applicable to common stockholders of $109.3 million, or ($6.31) per share, for the same period in 2010.

The reconciliation from net loss applicable to common stockholders to Adjusted EBITDA is as follows (in thousands):

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)
Loss applicable to common stockholders	$(117,119)	$(109,322)
Preferred stock dividends and accretion costs	6,807	6,525
Net loss	(110,312)	(102,797)
Provision for income taxes	4,710	2,625
Interest expense, net of interest income	35,041	28,578
Other (income) expense, net (as defined above)	(30,975)	(1,258)
Goodwill impairment	40,000	—
Depreciation and amortization (1)	126,351	70,562
Adjusted EBITDA	$64,815	$(2,290)

(1) Includes $71.4 million and $17.4 million, respectively, in amortization expense related to our multi-client data library.

Liquidity and Capital Resources

Liquidity and Industry Concerns

While revenues, backlog and operating cash flows have increased this quarter as well as year to date compared with 2010, we have continued to incur operating losses primarily due to delays in project commencements, low international asset utilization and the suspension of one of our seismic acquisition contracts in Mexico due to the liftboat incident.  These events have caused a reduction in our available liquidity.  In addition, the terms of our Notes and the Whitebox Revolving Credit Facility limit our ability to incur additional indebtedness, and the depressed market for our stock and the terms of our preferred stock limits our ability to access the equity capital markets.

In response to these events, we are in the process of evaluating our strategic alternatives and are initiating actions designed to improve our liquidity position by giving priority to generating cash flows while we maintain our long-term commitment to providing high quality seismic data acquisition services.  These actions include:

•                  A focus on cost reductions,

•                  The rationalization of operating locations resulting in the decision to close some of our Africa and Middle East regional offices and operations,

•                  The identification of non-core assets for potential sale,

•                  The centralization of our bidding and management services processes to provide a higher level of control over costs,

•                  A focus on bidding for seismic acquisition services that do not require capital expenditures for additional equipment or the posting of performance or bid bonds, and

•                  An emphasis on reactivating our Mexico contract before the end of November.

Management believes that liquidity will be improved by reactivation of the Mexico contract which we currently expect to occur by the end of November, the closing of some of our Africa and Middle East regional offices and operations and the execution of further cost reductions resulting from the implementation of the other actions described above.  However, any delay in the reactivation of the Mexico contract or other adverse development could have a material adverse effect on our liquidity and financial condition.  If we are unable to reactivate the Mexico contract by the end of November or successfully implement some or all of the actions described above prior to December 31, 2011, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness.   These alternatives may not be successful, and we could face a substantial liquidity shortfall and might be required to dispose of material assets or operations or take other actions, to meet our operating and debt service obligations.  The failure to meet our debt service obligations would constitute an event of default under the Whitebox Revolving Credit Facility and the Notes, and the Lenders or Notes holders could declare all amounts outstanding under the Whitebox Revolving Credit Facility or Notes to be immediately due and payable.  In such event, we would likely be forced to pursue a restructuring of our indebtedness and capital structure.   For additional discussion of the risks associated with our high levels of indebtedness and current liquidity issues, please see the discussion under “Risk Factors” in our 2010 Form 10-K and in Item 1A of this Form 10-Q.

Liquidity

Our primary sources of cash flow are cash flow generated by our seismic data acquisition and seismic data processing segments, issuances of debt and equity securities, equipment financing and trade credit.  Most recently we have added bank borrowings under the Whitebox Revolving Credit Facility to the cash from the above sources.  Our primary uses of cash are operating expenses associated with our seismic data acquisition and seismic data processing segments, capital expenditures associated with upgrading and expanding our capital asset base and debt service.

At September 30, 2011, we had available liquidity as follows (in millions):

Available cash:
Cash and cash equivalents	$53.7
Undrawn borrowing capacity under the Whitebox Revolving Credit Facility	—
Net available liquidity at September 30, 2011 (1)	$53.7

(1) Includes approximately $19.5 million designated for multi-client expenses.

We have certain foreign overdraft facilities in the amount of $3.2 million of which $0.2 million was drawn at September 30, 2011.  Due to the limitations on our ability to remit funds to the United States, amounts under these facilities have been excluded in the available liquidity table above.

The following table summarizes certain measures of liquidity at September 30, 2011 and 2010, as well as our sources/uses of capital for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)
Cash and cash equivalents (end of period)	$53,653	$53,772
Working capital (end of period)	$25,232	$11,387
Cash provided by (used in) operating activities	$59,584	$38,990
Cash provided by (used in) investing activities	$(71,947)	$49,250
Cash provided by (used in) financing activities	$23,165	$(44,644)
Capital expenditures (including capital leases)	$(20,774)	$(40,999)
Investment in multi-client data library	$(63,888)	$(30,637)
Cash paid for interest	$18,499	$15,355
Cash paid for taxes	$4,144	$11,386

Cash provided by (used in) operating activities

Net cash provided by operating activities totaled $59.6 million for the nine months ended September 30, 2011, compared to net cash provided by operating activities of $39.0 million for the same period during 2010.  The increase in operational cash flow was primarily the result of improved operating results in our multi-client business and changes in working capital for the 2011 period compared to the same period in 2010, partially offset by a $13.8 million customer deposit return in 2011.

Cash provided by (used in) investing activities

Net cash used in investing activities totaled $71.9 million for the nine months ended September 30, 2011, compared to net cash provided by investing activities of $49.3 million for the same period during 2010.  The cash outflow during 2011 primarily resulted from our investments in our multi-client data library and capital expenditures (excluding capital leases) which totaled $77.9 million, partially offset by $5.9 million in net proceeds received related to the sale of an interest in a Colombian investment.  The inflow during the 2010 period primarily resulted from changes in restricted cash of $303.8 million, offset by cash used for the acquisition of PGS Onshore of $180.8 million and investments in our multi-client data library and capital expenditures which totaled $71.6 million.

Cash provided by (used in) financing activities

Net cash provided by financing activities totaled $23.2 million for the nine months ended September 30, 2011, as compared to net cash used in financing activities of $44.6 million for the same period during 2010.  The cash inflow during the 2011 period represents primarily borrowings on the RBC Revolving Credit Facility during the first quarter and borrowings on the Whitebox Revolving Credit Facility during the second quarter offset by the extinguishment of the RBC Revolving Credit Facility on May 24, 2011.  The cash outflow during the 2010 period primarily represents amounts used for repayment of substantially all of our pre-acquisition debt, except for the Notes, on the date of the acquisition of PGS Onshore.

Capital Resources

See notes 4, 5 and 6 to our interim condensed consolidated financial statements for additional discussion on our debt, our mandatorily redeemable preferred stock and our preferred stock, respectively.

Whitebox Revolving Credit Facility

On May 24, 2011, the RBC Revolving Credit Facility was assigned to the Lenders.  Upon the assignment of the RBC Revolving Credit Facility to the Lenders, we borrowed $48.3 million under the credit facility, used to repay the RBC Revolving Credit Facility and for general working capital purposes.

We entered into a $50.0 million amended and restated credit agreement for the Whitebox Revolving Credit Facility with the Lenders on August 12, 2011.  In connection with this agreement, we paid a closing fee of $1.7 million in cash.  In addition, we paid a $4.0 million advisory fee by issuing 1,041,668 shares of Geokinetics common stock valued at $3.84 per share, or 95% of the volume weighted average price of the common stock over the trailing 10-day period following the execution of the amended and restated credit agreement.  The stock was issued on August 29, 2011.  The issuance of the Advisory Shares impacted the conversion and exercise prices of the Series B-1 Preferred Stock, the 2008 Warrants and the 2010 Warrants, which are subject to an anti-dilution adjustment in the event the Company issues shares of common stock for a consideration less than the applicable conversion or exercise price. The conversion price of the Series B-1 Preferred Stock and the exercise price of the 2008 Warrants were reduced to $15.95 per share and $9.05 per share, respectively, in accordance with an anti-dilution formula and the exercise price of the 2010 Warrants was reduced to $3.84 per share, or the issue price of the Advisory Shares.  See notes 5 and 6 to our interim condensed consolidated financial statements.  The closing fee and the advisory fee were recorded as deferred financing costs and will be amortized through the maturity date of this agreement.

Borrowings outstanding under the facility bear interest at 11.125%; amounts in excess of the amount outstanding and the total amount available of $50.0 million are subject to an unused commitment fee of 11.125%.  Accordingly, we will incur interest costs of approximately $5.6 million per year in connection with the Whitebox Revolving Credit Facility regardless of our borrowing level.  The facility does not provide for the issuance of letters of credit and will mature on September 1, 2014.  Borrowings under the facility are secured by certain of ours and our subsidiaries’ US assets and the pledge of a portion of the stock of certain of our foreign subsidiaries.  There are no scheduled amortization or commitment reductions prior to maturity but we are required to prepay the facility with proceeds from certain asset sales.  We have the option to prepay the facility upon the issuance of certain equity securities or after the first year, subject to a reduction fee schedule.  The facility has no financial maintenance covenants.

Until August 12, 2011, when the amended and restated credit agreement was executed, we incurred interest and fees on the Whitebox Revolving Credit Facility based on the terms of the RBC Revolving Credit Facility, as amended.  Accordingly, we incurred a ticking fee of 1% per quarter based on the maximum availability under the facility, a 1.5% fee for unused commitments and borrowings bore interest at a floating rate based on a specific formula.  The interest rate based on this formula was 8.75% during the period between May 24, 2011 and August 12, 2011.

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

On May 24, 2011, RBC and the other lenders assigned their rights and obligations under the RBC Revolving Credit Facility to the Lenders and received full payment of the $29.8 million outstanding under the facility plus unpaid accrued interest and fees for a total payment of $30.5 million.  We did not incur any pre-payment fees or penalties related to the retirement of the RBC Revolving Credit Facility.  We wrote off $1.1 million of deferred financing costs associated with the early extinguishment of the RBC Revolving Credit Facility, which is included in other income (expense) in our consolidated statement of operations.

Capital Lease Obligations and Vendor Financing

From time to time we enter into capital leases and vendor financing arrangements to purchase certain equipment.  During the nine months ended September 30, 2011, we entered into various capital leases, due in 2014, for certain transportation equipment for a total amount of $6.7 million.  See note 4 to our interim condensed consolidated financial statements.

Future Capital Expenditures

We currently expect our capital expenditures for 2011 to be approximately $30.0 million, which is a decrease of approximately 35% compared to 2010.  Most of the capital we expect to spend in the remainder of 2011 will be directed toward extending the useful life of our equipment.  In addition, all approved multi-client data library investments for 2011 have pre-funding levels in excess of 90% of their anticipated cash costs.

Off-Balance Sheet Arrangements

At September 30, 2011, we had no off-balance sheet arrangements.

New Accounting Pronouncements

See note 1 to our interim condensed consolidated financial statements.

Significant Accounting Policies

See note 1 to our interim condensed consolidated financial statements and note 2 to our consolidated financial statements in our 2010 Form 10-K.

Critical Accounting Policies

See note 1 to our interim condensed consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Accounting Estimates — New Accounting Pronouncements, Significant Accounting Policies and Critical Accounting Estimates — Critical Accounting Estimates” in Item 7 and note 2 to our consolidated financial statements in our 2010 Form 10-K.

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

We typically provide services to a relatively small group of key customers that account for a significant percentage of our accounts receivable at any given time.  If any of our key clients were to terminate their contracts or fail to contract for our services in the future because they are acquired, alter their exploration or development strategy, or for any other reason, our results of operations could be affected.  However, key customers change from year to year and the largest customers in any year may not be indicative of the largest customers in any subsequent year.  For the nine months ended September 30, 2011, our top 10 customers represented 52% of our consolidated revenue for this period.  Our two largest customers accounted for 17% and 10%, respectively, of our consolidated revenue for the nine months ended September 30, 2011.

We utilize the specific identification method for establishing and maintaining allowances for possible losses.  Our allowance for doubtful accounts increased by $0.3 million during the nine months ended September 30, 2011 to $2.8 million, primarily as a result of specific agreement disputes with a customer in the Asia-Pacific region.  During the third quarter of 2011, we resolved a dispute with a customer in the Africa region which resulted in a $1.0 million reduction to our bad debt expense and a $1.5 million write-off of our allowance for doubtful accounts.

We have cash and restricted cash balances which, at times, may exceed federally insured limits. Restricted cash includes cash held to collateralize standby letters of credit and performance guarantees.  Volatility in financial markets may impact our credit risk on cash and short-term investments.  At September 30, 2011, cash and cash equivalents and restricted cash totaled $55.8 million.

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

Subsequent to entering into the amended and restated credit agreement with the Lenders on August 12, 2011, we are no longer exposed to the impact of interest rate changes on the outstanding indebtedness under the Whitebox Revolving Credit Facility, which has an 11.125% fixed interest rate.  See note 4 to our interim condensed consolidated financial statements.

The fair market value of fixed-rate long-term debt increases as prevailing interest rates decrease and decreases as prevailing interest rates increase.  Increases in the fair value of our fixed-rate debt affect our results of operations and cash flows only if we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value.  The estimated fair value of our fixed-rate long-term debt was $293.3 million at September 30, 2011 and $299.4 million at December 31, 2010.

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

We have designated the U.S. dollar as the functional currency for our operations in international locations because we contract with customers, purchase equipment and finance capital primarily using the U.S. dollar.  Accordingly, certain assets and liabilities of foreign operations are translated at historical exchange rates, revenues and expenses are translated at the average rate of exchange for the period, and all translation gains or losses are reflected in the period’s results of operations.  Our net foreign exchange loss attributable to our international operations for the three and nine months ended September 30, 2011 was $5.3 million and $5.4 million, respectively.  The loss was primarily attributable to exchange rate fluctuations in the Latin America region.  During the three and nine months ended September 30, 2011, we derived $123.5 million (or 60%) and $325.3 million (or 60%) of our total consolidated revenues from international operations.  It is not possible for us to predict the extent to which we may be affected by future changes in exchange rates and exchange controls.

Equity Risk

Under the terms of our Series B-1 Preferred Stock and existing warrants and options to purchase our common stock, the holders of these instruments are given an opportunity to profit from a rise in the market price of our common stock that, upon the conversion of our Series B-1 Preferred Stock and the exercise of the warrants and/or options, could result in dilution in the interests of our other stockholders.  See note 6 to our interim condensed consolidated financial statements.  The holders of our preferred stock have the preemptive right to acquire shares of our common stock that we may offer for cash in the future, other than shares sold in a public offering.  In addition, the conversion price of the Series B-1 Preferred Stock, and the exercise price of the 2008 Warrants and the 2010 Warrants are subject to anti-dilution adjustments if we issue common stock at a price less than the applicable conversion or exercise price. The terms on which we may obtain additional financing may be adversely affected by the existence and potentially dilutive impact of our Series B-1 Preferred Stock, and common stock options and warrants.

In connection with the execution of the amended and restated credit agreement for the Whitebox Revolving Credit Facility on August 12, 2011, the Company paid a $4.0 million advisory fee by issuing 1,041,668 shares of common stock on August 29, 2011.  The issuance of the Advisory Shares triggered the anti-dilution provisions of the Series B-1 Preferred Stock, the 2008 Warrants and the 2010 Warrants.  See notes 4, 5 and 6 to our interim condensed consolidated financial statements.  Accordingly, when the common stock was issued in payment of the advisory fee, the conversion price of our Series B-1 Preferred Stock and the exercise price of the 2008 Warrants were reduced from $16.40 to $15.95 per share and from $9.25 to $9.05 per share, respectively, in accordance with an anti-dilution formula, and the exercise price of the 2010 Warrants was reduced from $9.64 to $3.84 per share, or the issue price of the Advisory Shares.  The anti-dilution formula for the preferred stock reduced the conversion price by multiplying the conversion price by a fraction, the numerator or which is (i) the number of fully diluted shares of common stock outstanding prior to issuance plus the number of shares of common stock that $4.0 million would purchase at such conversion price and (ii) the denominator of which is the sum of the number of fully diluted shares outstanding prior to the issuance plus the number of shares issued in payment of the advisory fee.  The anti-dilution adjustment to the 2008 Warrants was similar, substituting the exercise price for the conversion price.

Fair Value Measurements

As a result of certain anti-dilution provisions in the Series B-1 Preferred Stock conversion feature and the 2008 Warrants and 2010 Warrants, these instruments are recorded at fair value on a recurring basis as derivative liabilities in our consolidated balance sheet.  See notes 5 and 6 to our interim condensed consolidated financial statements.  Changes in the fair value of these derivative liabilities are recorded in other income (expense) as unrealized gains and losses.  The fair values of these instruments are subject to material changes primarily associated with fluctuations in the market value of our common stock.  Generally, as the market value of our stock increases/decreases, the fair values of our derivative liabilities increase/decrease and a corresponding loss/gain is recorded.  In addition, our estimate of the fair value of these instruments includes key assumptions for volatility and a risk-free discount rate.   We recorded unrealized gains of $22.4 million and $31.4 million for the three and nine months ended September 30, 2011, respectively.  These unrealized gains are primarily the result of the significant decrease in the price of our common stock from $7.88 per share at June 30, 2011 and $9.29 per share at December 31, 2010 to $2.42 per share at September 30, 2011.  Additionally, the gains include the impact of adjustments to the conversion price of the Series B-1 Preferred Stock and the exercise prices of the 2008 and 2010 Warrants as a result of the issuance of the Advisory Shares on August 29, 2011, described above.

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

In connection with the preparation of our 2010 Form 10-K, our management, under the supervision and with the participation of our principal executive officer, principal financial officer and principal accounting officer, conducted an evaluation of the design, operation and effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) at December 31, 2010 based on the framework and criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, our principal executive officer, principal financial officer and principal accounting officer concluded that such disclosure controls and procedures were not effective as of December 31, 2010.  A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weaknesses

The following material weaknesses were present at December 31, 2010:

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

These material weaknesses resulted in the recording of a number of post-closing adjustments to our 2010 consolidated financial statements and our March 31, 2011 interim condensed consolidated financial statements.  The adjustments primarily affected revenue recognition in North America, non-routine accruals and deferred cost accounts related to our international operations, including, as applicable, the corresponding income statement accounts.  These material weaknesses continue to exist at September 30, 2011and could result in a material misstatement to our annual or interim condensed consolidated financial statements that would not be prevented or detected.

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of the principal executive officer, principal financial officer and principal accounting officer, conducted an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as of September 30, 2011.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2011.  This conclusion was reached primarily because many of the remediation plans and actions have been implemented relatively recently and management believes it will be better able to assess whether the material weaknesses have been remediated at the completion of the 2011 year-end financial reporting process.

Remediation

To remediate the material weaknesses mentioned above, management is actively engaged in the implementation of aggressive remediation efforts to address the material weaknesses, as well as other areas of risk.  The remediation efforts include the re-rationalization of the key control activities over financial reporting to distribute the control points at a more appropriate organizational level and to enhance our overall financial control environment.  Key components of our comprehensive remediation program include the following:

•                  Control Environment. We have hired experienced personnel in key positions in its control environment.  These include a Chief Financial Officer (30 years of experience), a Chief Accounting Officer (25 years of experience), a Chief Information Officer (31 years of experience), a Corporate Tax Manager (28 years of experience), a Vice President and Treasurer (16 years of experience), a Director of Internal Audit (40 years of experience) and a Corporate Controller (20 years of experience).  These personnel have extensive experience in the design, implementation and enforcement of an effective control environment.

•                  Financial Reporting Process. During 2011, we reorganized and began to upgrade the skill sets of the global accounting team.  Additionally, we began implementing uniform global accounting policies and procedures and have improved the transparency of our financial reporting process through enhancements to our financial reporting system.  During the second and third quarters of 2011, we have built on the implementation of these policies and procedures, including improved month-end close processes and improved reporting requirements from our global accounting organization.  Additionally, we have continued to make further improvements to our financial reporting system.

We believe the measures described above have enhanced the remediation of the control deficiencies we have identified and strengthen our internal control over financial reporting.  We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting control and procedures.  As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Changes in Internal Control

Other than the measures described above there have not been any other changes in our internal control over financial reporting (as defined in the Exchange Act Rule 13a-15(f) of the Securities Exchange Act) during the three months ending September 30, 2011, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not aware of any legal proceedings that are contemplated by governmental authorities with respect to the Company, any of its subsidiaries, or any of their respective properties. The Company is involved in various claims and legal actions arising in the ordinary course of business.  See note 12 to our interim condensed consolidated financial statements.

Item 1A.  Risk Factors

As of the date of this filing, we are no longer subject to financial maintenance covenants under our debt agreements.  We are still subject to the risk factors previously disclosed in our 2010 Form 10-K, provided that the risk factors as included in our 2010 Form 10-K are updated by additional risk factors as described below:

We have substantial working capital and other liquidity needs, including for payments of interest on our Whitebox Revolving Credit Facility and the Notes, that we may be unable to satisfy.  Any strategies we may pursue to address our working capital and other liquidity needs may be unsuccessful or may not permit us to meet scheduled debt service or other obligations, which could cause us to default on our obligations and further impair our liquidity.

We have continued to incur operating losses in our business units primarily due to delays in project commencements, low international asset utilization and the suspension of one of our seismic contracts in Mexico due to the lift boat incident.  These events have caused a reduction in our available liquidity and we may not have the ability to generate sufficient cash flows from operations and, therefore, sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs, especially in the fourth quarter of 2011 when an interest payment of $14.6 million on our Notes is due and the first quarter of 2012.  We are currently evaluating strategic alternatives to address our liquidity issues and high debt levels.  These efforts include, among others, a focus on cost reductions, the suspension of certain activities in Africa and the Middle East where we have been operating at a loss, the identification of non-core assets for potential sale, centralization of certain processes to provide a higher level of control over costs, a focus on bidding for services that do not require capital expenditures for additional equipment or the posting of performance or bid bonds and an emphasis on reactivating our Mexico contract by the end of November.  We cannot assure you that any of these efforts will be successful or will result in cost reductions or additional cash flows or the timing of any such cost reductions or additional cash flows.  We are currently reviewing our alternatives and may adopt other strategies that may include actions such as a refinancing or restructuring of our indebtedness or capital structure, reducing or delaying capital investments, delaying bids on new sales or seeking to raise additional capital through debt or equity financing. We cannot assure you that any refinancing or debt or equity restructuring would be possible or that additional equity or debt financing could be obtained on acceptable terms, if at all.  Furthermore, we cannot assure you that any of our strategies will yield sufficient funds to meet our working capital or other liquidity needs, including for payments of interest and principal on our debt in the future (including the Notes), and any such alternative measures may be unsuccessful or may not permit us to meet scheduled debt service obligations, which could cause us to default on our obligations.

The dividend and liquidation rights of the holders of our preferred stock and anti-dilution provisions of our preferred stock and warrants may adversely affect the rights of the holders of our common stock.  Because we are seeking to preserve cash to meet our liquidity needs, we anticipate that we will continue to accrue or pay in kind dividends on our preferred stock and in the event we were to issue additional equity to meet our liquidity needs such issuance may trigger the anti-dilution provisions of our preferred stock and outstanding warrants which would further dilute the interests of our common stockholders.

Our outstanding shares of our Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock are entitled to cumulative dividends of 9.75%, 11.75% and 11.50% (10.50% if timely paid in cash), respectively, per annum, compounded quarterly, of the original issue price of $250.  We may pay quarterly dividends on the Series B Preferred Stock in cash or in kind, at our election, until December 16, 2015 (after which dividends are required to be paid in cash), and dividends on the Series C Preferred Stock and Series D Preferred Stock cumulate unless paid quarterly in cash (which cash payments are required after December 16, 2015 with respect to the Series C Preferred Stock).  The Series B Preferred Stock is convertible into a number of shares of common stock determined by dividing the then-current conversion price into the $250 per share liquidation preference plus any accrued and unpaid dividends, and votes on an as-converted basis with our common stockholders.  In past quarters we have either accrued dividends on our preferred stock or, in the case of the Series B Preferred Stock, elected to pay the dividend in kind.  As we either accrue dividends or pay dividends on the Series B Preferred Stock in kind, the outstanding shares of our Series B Preferred Stock will continue to dilute the ownership interest of our common stockholders as (i) the number of outstanding shares of Series B Preferred Stock increases, if the dividend is paid in land, or (ii) the number of shares of common stock into which the Series B Preferred Stock is convertible increases, if the dividend is accrued but not paid.  Furthermore, accrual of dividends on our preferred stock or the payment of in kind dividends of our Series B Preferred Stock increases the aggregate liquidation preference of our preferred stock, which must be paid first before our common stockholders are entitled to receive any amounts in a liquidation or similar event.  As of September 30, 2011, the total amount of this liquidation preference was approximately $85.8 million.  Because we are seeking to preserve cash to meet our liquidity needs, we anticipate that will continue to accrue or pay in kind dividends on our preferred stock, which will further dilute the interests of our common stockholders.  In addition, our Notes and the Whitebox Revolving Credit Facility generally restrict our ability to pay cash dividends on our preferred stock, subject to limited exceptions.  Our outstanding preferred stock and warrants also contain certain anti-dilution provisions which are triggered when we issue equity for consideration which is below certain specified thresholds.  As a result and given the depressed market value of our common stock, in the event we were to issue additional equity to meet our liquidity needs, it is likely that such issuance would trigger the anti-dilution provisions of our preferred stock and warrants, which would result in the preferred stock and warrants becoming convertible into more shares of common stock, thereby potentially further diluting our common stockholders.

We recorded a goodwill impairment charge of $40.0 million as of September 30, 2011 as a result of a preliminary goodwill impairment analysis.  This impairment charge could be adjusted upwards when our analysis is completed, which would result in our goodwill being written down further and an additional non-cash charge against net income.

All of our goodwill is related to our seismic data acquisition segment, including approximately $59.0 million of goodwill recognized as a result of our acquisition of PGS Onshore.  Given the recent events impacting the Company, including the Mexico liftboat incident, a sustained decline in our market capitalization and the credit rating downgrades, we concluded that there were sufficient indicators to require an interim goodwill impairment analysis during the third quarter of 2011.  As of the date of this filing, we have not fully completed this impairment analysis but, as a result of the analysis performed to date, we recorded a goodwill impairment charge of $40.0 million as of September 30, 2011, representing the best estimate within the range of the estimated impairment loss.  We expect to finalize our goodwill impairment analysis during the fourth quarter of 2011, which could result in an upward adjustment to the impairment charge we have recorded.  If there is an upward adjustment to this impairment charge, our goodwill would be further written down and result in an additional non-cash charge against net income.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description

10.1

Amended and Restated Credit Agreement, dated as of August 12, 2011, by and among Geokinetics Holdings USA, Inc., Geokinetics Inc., Whitebox Advisors LLC as administrative agent and collateral agent, and the certain lenders named therein (incorporated by reference from Exhibit 10.1 to Form 8-K filed on August 16, 2011 (file no. 001-33460)).

10.2	Acknowledgment and Agreement of Guarantors and Grantors dated as of August 12, 2011 (incorporated by reference from Exhibit 10.2 to Form 8-K filed on August 16, 2011 (file no. 001-33460)).

10.3

Registration Rights Agreement, dated as of August 12, 2011, by and among Geokinetics Holdings USA, Inc., Geokinetics Inc. and the investors named therein (incorporated by reference from Exhibit 10.3 to Form 8-K filed on August 16, 2011 (file no. 001-33460)).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive Data Files.

*                 Filed herewith.

**          Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOKINETICS INC.

Date: November 14, 2011	/s/ Richard F. Miles
Richard F. Miles
President and Chief Executive Officer
(Authorized Officer)

Date: November 14, 2011	/s/ Gary L. Pittman
Gary L. Pittman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 14, 2011	/s/ Diana S. Moore
Diana S. Moore
Vice President and Chief Accounting Officer
(Principal Accounting Officer)