Form 10-K
period 2011-12-31
GEOKINETICS INC
filed 2012-03-23
CIK 314606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2011, computed by reference to the closing sale price of the registrant’s common stock on the NYSE AMEX on such date: $87.5 million.  For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates.  Such a determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

Common Stock, par value $0.01 per share. Shares outstanding on March 16, 2012: 18,990,290 shares

Documents Incorporated by Reference

Portions of the definitive proxy statement for the Registrant’s Annual Meeting of Stockholders to be held on June 14, 2012, which the Registrant expects to file with the Securities and Exchange Commission within 120 days after December 31, 2011, are incorporated by reference into Part III of this report.

GEOKINETICS INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

Glossary of Certain Defined Terms

Cautionary Statement Regarding Forward-Looking Statements

Glossary of Certain Defined Terms:

2002 Plan	2002 Stock Awards Plan
2007 Plan	2007 Stock Awards Plan
2010 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2010
2010 Plan	2010 Stock Awards Plan
May 242D	Two-dimensional
3D	Three-dimensional
4D	Four-dimensional
Amendment No. 1	Amendment to the RBC Revolving Credit Facility entered into on June 30, 2010
Amendment No. 2	Amendment to the RBC Revolving Credit Facility entered into on October 1, 2010
Amendment No. 3	Amendment to the RBC Revolving Credit Facility entered into on December 13, 2010
Amendment No. 4	Amendment to the RBC Revolving Credit Facility entered into on April 1, 2011
ASC	Accounting Standards Codification
ASU	Accounting Standard Update
Avista	Avista Capital Partners
CIT	CIT Group Equipment Financing, Inc.
Company	Geokinetics Inc., collectively with its subsidiaries
EBITDA	Earnings before interest, taxes, depreciation and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Forbearance Agreement and Amendment No. 5	Agreement / Amendment entered into with the Whitebox Revolving Credit Facility lenders on May 24, 2011
GAAP	United States generally accepted accounting principles
Geokinetics	Geokinetics Inc., collectively with its subsidiaries
Grant Acquisition	Acquisition of Grant Geophysical, Inc. in September 2006
Holdings	Geokinetics Holdings USA, Inc.
IASB	International Accounting Standards Board
Lenders

Lenders party to the Whitebox Revolving Credit Facility, from time to time, and their respective successors, as permitted thereunder. References to “Lenders” include the original lenders party to the Forbearance Agreement and Amendment No. 5, as applicable

Levant	Levant America, S.A.
LIBOR	London InterBank Offered Rate
Multi-client	Multi-client seismic data acquisition and seismic data library business
NOCs	National oil companies
NYSE Amex	New York Stock Exchange Amex
Notes	9.75% Senior Secured Notes issued in December 2009, due December 2014
OBC	Ocean bottom cable
PGS	Petroleum Geo-Services ASA
PGS Onshore	Certain entities and assets formerly comprising PGS’s worldwide onshore seismic data acquisition and multi-client seismic data acquisition business
PNC	PNC Bank, National Association
PNC Credit Facility	Revolving Credit, Term Loan and Security Agreement with PNC
RBC	Royal Bank of Canada
RBC Revolving Credit Facility	Revolving credit and letters of credit facility entered into on February 10, 2010 with a group of lenders led by RBC
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Trace Acquisition	Acquisition of Trace Energy Services, Ltd. in December 2005
Whitebox Advisors	Whitebox Advisors LLC, as administrative agent for the lenders under the Whitebox Revolving Credit Facility
Whitebox Revolving Credit Facility

Revolving credit facility entered into with the Lenders and Whitebox Advisors as the administrative agent initially via the assignment, on May 24, 2011, of the RBC Revolving Credit Facility rights and obligations. An amended and restated credit agreement was entered into with the Lenders on August 12, 2011

Cautionary Statement Regarding Forward-Looking Statements

Unless the context otherwise requires, references in this annual report to “the Company,” “our company,” “the registrant,” “we,” “our,” “us,” and “Geokinetics” shall mean Geokinetics Inc. and its consolidated subsidiaries.

We have made in this report, and may from time to time otherwise make in other public filings, press releases and discussions with our management, forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act concerning our operations, economic performance and financial condition.  These forward-looking statements are often accompanied by words such as “believe,” “should,” “anticipate,” “plan,” “continue,” “expect,” “potential,” “scheduled,” “estimate,” “project,” “intend,” “seek,” “goal,” “may” and similar expressions.  These statements include, without limitation, statements about our ability to meet our short-term liquidity needs, our market opportunity, our growth strategy, competition, expected activities, future acquisitions and investments, and the adequacy of our available cash resources.  We urge you to read these statements carefully and caution you that matters subject to forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business.  For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.  Our actual results in future periods may differ materially from those projected or contemplated within the forward-looking statements as a result of, but not limited to, the following factors:

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

•                  the effects of weather or other events that delay our operations;

•                  cost and other effects of uncertainties inherent in legal proceedings, settlements, investigations and claims, including liabilities which may not be covered by indemnity or insurance;

•                  governmental regulation; and

•                  the political and economic climate in the foreign or domestic jurisdictions in which we conduct business, including civil unrest, wars, regime changes, strikes, etc.

We have also discussed the risks to our business under the caption “Risk Factors” disclosed under Item 1A.  Given these risks and uncertainties, we can give no assurances that results projected in any forward-looking statements will in fact occur and therefore caution investors not to place undue reliance on them.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report and the documents incorporated by reference herein might not occur.

Available Information

All of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed with or furnished to the SEC are available free of charge through our Internet Website, http://www.geokinetics.com, as soon as reasonably practical after we have electronically filed such material with, or furnished it to, the SEC.  Other information contained on our Internet Website is available for informational purposes only and should not be relied upon for investment purposes nor is it incorporated by reference in this Annual Report on Form 10-K.  In addition, the SEC maintains an Internet Website containing reports, proxy and information statements, and other information filed electronically at www.sec.gov.  You may also read and copy this information, for a copying fee, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  Please call the SEC at 1-800-SEC-0330 to obtain information on the operation of the Public Reference Room.

PART I

Item 1.  Business

Our Business

Our Company is a Delaware corporation incorporated on January 31, 1980.  We are a full-service, global provider of seismic data acquisition, processing and integrated reservoir geosciences services to the oil and natural gas industry.  We also provide clients access, via licenses, to our multi-client seismic data library.  As an industry leader in land, transition zone and shallow water (down to 500 feet water depths) OBC environments, we have the capacity to operate up to 25 seismic crews with approximately 200,000 channels of seismic data acquisition equipment worldwide and the ability to process seismic data collected throughout the world.  Crew count, configuration and location can change depending upon industry demand and requirements.

We provide a suite of geophysical services including acquisition of 2D, 3D, time-lapse 4D and multi-component seismic data surveys, data processing and integrated reservoir geosciences services for customers in the oil and natural gas industry, which include national oil companies, major international oil companies and independent oil and gas exploration and production companies worldwide.  Seismic data is used by our customers to identify and analyze drilling prospects, maximize drilling success, optimize field development and enhance production economics.  We also own a multi-client seismic data library whereby we maintain full or partial ownership of data acquired; client access is provided via licensing agreements.  Our multi-client data library consists of data covering various areas in the United States, Canada and Brazil.

For the years ended December 31, 2011, 2010 and 2009, we generated total revenues of $763.7 million, $558.1 million and $511.0 million, respectively.

Business Segments

We are currently organized into two reportable segments: seismic data acquisition and seismic data processing and integrated reservoir geosciences services.  We further break down our seismic data acquisition segment into three reporting units: North America proprietary seismic data acquisition, international proprietary seismic data acquisition and our multi-client seismic data acquisition business.  For the fiscal years ending December 31, 2011, 2010 and 2009, our North America proprietary seismic data acquisition services represented 22%, 23% and 14%, international proprietary seismic data acquisition services represented 60%, 62% and 81%, our multi-client seismic data acquisition business represented 16%, 13% and 2% and our seismic data processing and integrated reservoir geosciences services represented 2%, 2% and 3% of total revenues, respectively.  For 2012, while we intend to concentrate our efforts in selective international land markets, we continue to expect international proprietary seismic data acquisition revenues to provide the majority of total revenues.

Seismic Data Acquisition Services

We engage in seismic data acquisition services in land, transition zone and shallow water environments on a contract basis.  We acquire and process data under two basic business models: proprietary and multi-client.  Under the proprietary model, customers will typically bid or tender an acquisition and processing project and then award it based on factors such as price, safety record and crew availability.  When contracting proprietary services, clients are ultimately responsible to choose or approve the parameters of the project such as survey design and processing sequence and we act on behalf and at the direction of our customer.  Under the proprietary acquisition and processing services, our customers own the field and the data processing products we deliver.  Under the multi-client model, we perform the acquisition, processing and interpretation services based on our own parameters.  We own the product and we license the data to our customers under the terms and conditions of a data use agreement.  In most circumstances, prior to collecting and processing such data, we sell the rights on a non-exclusive basis to one or more customers, also known as pre-funding.  We then license the same data to other companies to generate additional revenues, referred to as “late sales”.  Multi-client projects have pre-funding levels of generally 80% to 100% of the estimated cash expenses.

Our equipment is capable of collecting 2D, 3D, time-lapse 4D and multi-component seismic data.  We own approximately 200,000 channels of seismic data acquisition equipment that can be configured to operate up to 25 crews worldwide.  Most of our seismic data acquisition services involve 3D surveys.  The crews are scalable and specially configured for each project; the number of individuals on each crew is dependent upon the size and nature of the seismic survey requested by the customer.

On a typical land seismic survey, the seismic recording crew is supported by a surveying crew and a drilling crew. The surveying crew lays out the line locations to be recorded and identifies the sites for shot-hole placement.  The drilling crew creates the holes for the explosive charges that produce the necessary acoustical impulse.  A mechanical vibrating unit is used in areas where explosives are not utilized.  The seismic crew lays out the geophones and recording instruments, directs shooting operations and records the acoustical signal reflected from subsurface strata.  In the United States and Canada, the survey crew and drill crew are typically provided by third parties and supervised by our personnel.  Outside the United States and Canada, we perform our own surveying and drilling.  A fully staffed seismic land crew typically consists of at least one party manager, an observer, a head linesman and crew laborers.  The number of individuals on each crew is dependent upon the size and nature of the seismic survey and can be extensive in certain parts of the world.  We use helicopters to assist the crews in seismic data acquisition services in circumstances where such use will reduce overall costs and improve productivity.  A typical transition zone or OBC crew utilizes numerous support vessels and air guns as the energy source that produces the acoustical impulse needed to record seismic data.

Proprietary seismic data acquisition services contracts, whether bid or negotiated, provide for payment on either a turnkey or term (also referred to as “day-rate”) basis, or on a combination of both methods.  A turnkey contract provides for a fixed fee to be paid for data acquired.  Such a contract causes us to bear varying degrees of business interruption risk caused by weather delays and other hazards.  Our seismic data acquisition services are performed outdoors and are therefore subject to weather and seasonality.  Term contracts provide for payments based on agreed rates per units of time, which may be expressed in periods ranging from days to months.  This type of contract causes the customer to bear the majority of the business interruption risks.  When a combination of both turnkey and term methods is used, the risk of business interruption is shared by us and the customer.  In either case, progress payments are usually required unless it is expected the job can be accomplished in two weeks or less.  Our contracts for proprietary seismic data acquisition services are predominantly turnkey contracts.

For the years ended December 31, 2011, 2010 and 2009, seismic data acquisition services generated revenues of $755.1 million, $549.1 million and $500.3 million, respectively.  Of these revenues, for the year ended December 31, 2011, international proprietary seismic data acquisition operations accounted for 61% , North America proprietary seismic data acquisition operations accounted for 23% and multi-client seismic data acquisition operations accounted for 16%.  See note 13 to our consolidated financial statements for additional information on our segments.

Seismic Data Processing and Integrated Reservoir Geosciences Services

We provide a full suite of onshore and offshore proprietary seismic data processing and integrated reservoir geosciences solutions to complement our seismic data acquisition services.  Seismic data are processed to produce an accurate image of the earth’s subsurface using proprietary computer software and internally developed technologies.  Our seismic data processing and integrated reservoir geosciences activities are primarily undertaken at our centers in Houston, Texas, London, England and Calgary, Canada, with operations at satellite in-field processing locations in Mexico and Angola in support of our acquisition activities.  Advanced signal processing of 2D, 3D, time-lapse 4D and multi-component seismic data acquired by us, other industry contractors, as well as reprocessing of previously acquired legacy data, provides oil and gas industry clients with detailed subsurface information essential to reducing risk in their exploration and production activities.  We also offer our clients integrated reservoir services where our experts can combine the power of seismic, geologic, well and petrophysical information to provide detailed information of rock lithologies and fluid content at the reservoir level.  This integration of all sources of subsurface information has become particularly critical with the emergence of so-called resource, or shale, plays in North America and internationally since, in these plays, gross structural information is much less important than understanding physical rock properties such as fracture characterization and stress relationships at the reservoir formation level.

Projects are sourced worldwide with emphasis on 3D onshore and near-shore programs where our technology leverage is most effectively exercised.  North America resource plays and programs where multi-component data are acquired are particularly targeted so that both compressional and shear wave data components can be processed and integrated with complementary well and geologic data to extract extended subsurface information not available from compressional seismic data alone.  To provide information meaningful to engineers this information must, in the future, be delivered in depth (as opposed to travel-time domain).  We maintain an active program to provide accurate depth solutions. A strong bond exists between our multi-client and processing businesses to assure that our clients receive both quality acquisition and processing that maximizes the utility of our programs in the exploitation efforts.

The seismic data processing sector relies on rapid technology development and implementation to provide the increasing resolution and detail demanded by today’s complex hydrocarbon reservoirs.  We maintain a strong team of geoscientists to continually extend our technical solutions for these difficult subsurface problems and are particularly active in development of customized solutions for improved signal-noise data content, 3D subsurface velocity modeling and 3D imaging in time and depth, as well as extending our solutions for resource plays including multi-component processing, fracture characterization, fluid and rock property estimation.  As well as providing clients with effective solutions customized to their processing needs, we actively market our seismic data processing and integrated reservoir geosciences services in conjunction with our seismic data acquisition services to enhance total value provided to our customers.

Our Strengths

Leading provider with a balanced global market presence.  Our global diversity and exposure to both oil and natural gas exploration opportunities provide us with a balanced market presence, which increases new contract opportunities while reducing our sensitivity to individual markets and commodity price volatility.  We have the equipment and trained personnel to deploy up to 25 seismic crews throughout the world.  Our size and operating capability allow for improved crew and equipment utilization and the ability to service our customers across the globe.  Our long operating history and reputation for quality service encourages customers to continue to select us as their provider of seismic data acquisition services.

Specialized expertise in difficult environments and key high-growth markets.  We specialize in seismic data acquisition services in transition zones, shallow water (down to 500 feet water depth) OBC and complex land environments, which we believe to be underserved and one of the fastest growing segments of the overall seismic services industry.  We believe that our extensive experience operating in such complex and challenging areas, including our expertise in designing and utilizing special equipment customized for these environments, provides us a significant competitive advantage.  We also have experience operating in local markets within key high growth regions around the world, such as the United States, Latin America, and Australia.  In addition, we possess the expertise required to operate in challenging environments around the world, which positions us to potentially realize higher operating margins than we realize on more traditional land seismic projects.

Strong relationships with a globally diversified customer base.  We have strong, long-standing relationships with a diverse customer base and have experience working in over 30 countries.  We have been providing seismic data acquisition services to the petroleum industry for over 60 years.  Our global operating capability and sizable crew count allow us to leverage relationships with our customers and increase revenues by providing services throughout the world and tailoring crew size, count, configuration and location to meet industry demands and requirements.  Our customer base is diversified and it is not dependent on any one customer.  For the year ended December 31, 2011, one customer accounted for 15% of our total revenues. No other customers accounted for more than 10% of our total revenues.

Strong backlog that provides significant revenue visibility.  Our estimated backlog revenue increased 6% annually to $590.6 million at December 31, 2011 from $557.6 million at December 31, 2010.  The size of our backlog is due in part to our strong relationships with NOCs whose capital budgets are less dependent on commodity prices than many of the independent exploration and production companies. Our backlog at December 31, 2011 included $446.2 million, or approximately 76%, from international (excluding Canada) proprietary seismic data acquisition projects, $106.2 million, or approximately 18%, from North America (excluding Mexico) proprietary seismic data acquisition projects, $29.3 million, or approximately 5%, from our multi-client seismic data acquisition business in the United States, and $8.9 million, or approximately 1%, from our seismic data processing and integrated reservoir geosciences business.

Multi-client seismic data library.  As of December 31, 2011, the library consists of approximately 10,000 square miles of 3D data and 2,800 linear miles of 2D data.  We have commitments for approximately 1,150 square miles of 3D data and additional forecasted program which we expect to record during 2012.  We believe there continue to be significant opportunities in North America, specifically in liquids rich unconventional resource plays, for the continued expansion of our multi-client seismic data library business.  As we grow our multi-client seismic data library, we plan to continue to secure a significant portion of prefunded sales prior to commencing any multi-client project.

Highly experienced management team and strategic equity investors.  We draw on the global experience of our management team to maintain our market position and strong customer relationships.  Our senior executive management team has an average of over 25 years of relevant industry experience in the seismic services sector as well as in oil and gas exploration, with a demonstrated track record.  Our largest stockholder is Avista and its respective affiliates, which initially invested in us at the time of our merger with Grant Geophysical in 2006.  Avista brings significant experience as an investor in the oilfield service sector.  Our second largest stockholder is PGS, a leading geophysical services provider with deep industry knowledge.  PGS became our second largest stockholder as a result of the acquisition of PGS Onshore in 2010.

Our Strategy

Enhance asset utilization and operating efficiency.  During 2011 and the first quarter of 2012, we have more narrowly focused our land acquisition assets in countries with mature hydrocarbon basins which we believe will provide long term stable work with improved margins.  Within these concentrated land markets we can operate multiple crews with higher utilization of resources and improved overall returns.  We continue to market and operate our more mobile transition zone and shallow water OBC assets in a larger market as this sub-sector has less competition than the land market.

Maintain focus and specialization in profitable, high-potential markets.  To maximize profitability, we will continue to target our margin growth in areas in which we believe we have a competitive advantage, such as transition zones, shallow water (down to 500 feet water depths) OBC and complex land environments

Make strategic investments in our multi-client seismic data library.  We believe that opportunities exist for us to continue to build and expand our multi-client seismic data library in areas that will provide a high likelihood for future revenues.  We will continue to acquire multi-client seismic data by either using a joint venture partner when deemed prudent or on our own, with a particular near-term focus on the unconventional resource plays in the United States.

Provide a broad range of services.  We believe there are significant global opportunities in providing customers a broad range of seismic data services, from acquisition and processing to interpretation and management and partnering with E&P Companies for multi-client projects.  Customers are increasingly seeking integrated solutions to better evaluate known oil and gas deposits and improve the amount of recoverable hydrocarbons.  Given our size and technological capabilities, we believe we have the infrastructure to expand on these multiple service offerings that add value and efficiency for our customers.

Seasonal Seismic Recording Channel Demand and Overcapacity.  To complement our owned channel capacity for seasonal and project overcapacity demand we lease up to 10% to 30% of additional channels or seismic data acquisition equipment on a short term basis.

Industry Overview

Seismic surveys enable oil and gas companies to determine whether subsurface conditions are favorable for finding oil and natural gas accumulations and to determine the size and structure of previously identified oil and natural gas deposits.  Seismic surveys consist of the acquisition and processing of 2D, 3D, time-lapse 4D and multi-component seismic data, which is used to produce computer-generated, graphic cross-sections, maps and 3D images of the subsurface.  These resulting images are then analyzed and interpreted by geophysicists and used by oil and gas companies to assist in acquiring prospective oil and natural gas drilling rights, select drilling locations on exploratory prospects and to manage and develop producing reservoirs.

Seismic data is acquired by crews operating on land and in transition zone and marine environments.  Seismic data is generated by the propagation of sound waves near the earth’s surface by controlled energy sources, such as dynamite or vibration equipment.  The waves radiate into the earth and are reflected back to the surface and collected by data collection devices known in the industry as “geophones”.  Multiple geophones are strategically positioned, according to client requirements, and connected as a single recording channel or as multi-component recording channels to acquire data.  For OBC operations, an assembly of vertically oriented geophones and hydrophones connected by electrical wires typically is deployed on the sea floor to record and relay data to a seismic recording vessel.  Such systems were originally introduced to enable surveying in areas of obstructions (such as production platforms) or shallow water inaccessible to ships towing seismic streamers (submerged cables).  The data is subsequently processed by experienced and highly technically skilled geoscientists using advanced computing systems running proprietary software designed specifically to enhance the recorded signal by attenuating, to improve resolution and to produce an accurate image of the subsurface geological features.  3D seismic surveys collect far more information and generate significantly greater detail of the underlying reservoirs than 2D surveys.

The overall demand for seismic data and related seismic services is dependent upon spending by oil and gas companies for exploration, production, development and field management activities, which, in turn, is driven largely by present and expected future prices for oil and natural gas and the need to replenish drilling prospects and reserves.  This is impacted by supply and demand, global and local events, as well as political, economic and environmental considerations.  Demand for seismic data acquisition in North America is particularly driven by natural gas prices, with international demand typically driven by oil prices.  The overall demand for seismic data and related seismic services is dependent upon spending by oil and gas companies for exploration, production, development and field management activities, which, in turn, is driven largely by present and expected future prices for oil and natural gas and the need to replenish drilling prospects and reserves.  This is impacted by supply and demand, global and local events, as well as political, economic and environmental considerations.  Demand for seismic data acquisition in North America has been primarily driven by natural gas prices, with international demand typically driven by oil prices. Natural gas prices declined throughout 2010 and 2011.  The spot price for

Henry Hub natural gas was $4.23 at December 31, 2010 and $2.98 at December 31, 2011. At March 9, 2012, the spot price for Henry Hub natural gas was $2.21 per MMBtu, and the twelve month strip, or the average of the next twelve months’ futures contract, was $2.86 per MMBtu at March 9, 2012.  Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices.  Further, a relatively mild winter in the U.S. and higher inventory surplus has kept natural gas prices at lower levels.  These factors, together with weather, will likely remain key drivers in the natural gas market, with prices remaining at lower levels for the foreseeable future.  Oil prices have recovered from their lows in mid-2008 to early 2009.  The price of West Texas intermediate crude (“WTI”) increased from $89.84 at December 30, 2010, to $98.83 at December 30, 2011, reaching a high of $113.55 in May 2011. Prices since December 30, 2011 have since increased to $107.40 at March 9, 2012, primarily due to geo-political uncertainty in the Middle-East as well as improving U.S. economic data raising optimism that fuel demand will continue to grow.  Expectations are for oil prices to remain elevated for the foreseeable future.

Global energy demand growth.  We believe that long-term, overall global demand for energy will increase which will result in increased demand from oil and gas companies for seismic services.

Recent civil unrest in several of our markets.  During 2011, several governments in oil producing regions in North Africa and the Middle East experienced civil unrest.  Prior to the fourth quarter of 2011, we actively conducted business and had, or still have, equipment in several of these countries, including Libya, Tunisia, Algeria and Egypt.  This civil unrest, and the imposition of sanctions on some of these regimes by the United States in connection with the civil unrest, made the conduct of our business in these locations more difficult, and in some cases impossible, and led to the inability to utilize our equipment and the loss of business opportunities.

E&P capital spending.  The need to replace depleting reserves should encourage capital expenditures by oil and gas companies, which we expect will benefit the seismic services industry.  We believe that these companies, including many NOCs, remain under pressure to increase or replenish reserves and are looking to unconventional resource plays, transition zones, international locations and the optimization of current reserves with new technology to achieve these results.  Seismic data acquisition services are a key component of oil and gas capital expenditure programs.

Technological development.  The application and utilization of seismic services have considerably increased over the last several years as a result of significant technological advancements, such as the move from 2D to 3D and single-component to multi-component seismic data recording and processing.  Seismic services can now be applied to the entire sequence of exploration, development and production, as opposed to exploration only, allowing for a greater range of use for our services.  Additionally, surveys previously shot in 2D or single-component are often being reshot with newer techniques to give greater clarity to the subsurface.

Seasonality.  Weather patterns worldwide, such as hurricane and monsoon seasons, and certain environmental restrictions, such as those aimed at protecting endangered species, have an impact on asset utilization for seismic data acquisition services.

Regulatory environment.  In response to the oil spill in the Gulf of Mexico during 2010 and in connection with concerns raised related to the hydraulic fracturing (“fracking”) of unconventional resource plays, the United States Congress continues to consider a number of legislative proposals relating to the upstream oil and gas industry both onshore and offshore that could result in significant additional laws or regulations governing operations in the United States.  Additionally, governments around the world have become increasingly focused on similar regulatory matters which may result in significant changes in laws or regulations elsewhere.  While we do not provide seismic services in deepwater areas, our customers include national and international oil companies involved in deepwater drilling projects.  In the past we have conducted transition zone and OBC seismic acquisition surveys in the Gulf of Mexico, and may do so in the future.  Although it is not possible at this time to predict whether proposed legislation or regulations will be adopted, or how legislation or new regulation that may be adopted would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions for our customers.  Additional costs or operating restrictions associated with legislation or regulations could have a material adverse effect on our customer’s operating results and cash flows, which could also negatively impact the demand for our services.  Conversely, capital that would have been previously dedicated to the Gulf of Mexico may be redirected onshore, which could positively impact demand for our services.

Marketing

Our seismic data acquisition services and seismic data processing and integrated reservoir geosciences services are marketed from various offices around the world.  We currently maintain offices in North America, Latin America, Europe, and Asia Pacific, including our corporate headquarters in Houston, Texas, from which we market and/or perform services.

Seismic data acquisition services and seismic data processing and integrated reservoir geosciences services contracts are obtained either through competitive bidding in response to invitations to bid, or by direct negotiation with a prospective customer.  A significant portion of our contracts result from competitive bidding.  Contracts are awarded primarily on the basis of price, experience, availability, technological expertise and reputation for dependability and safety.

Our regional personnel communicate directly with existing and target customers during the bid preparation process.  With the involvement and review of senior management, bids are prepared by knowledgeable regional operations managers who understand their respective markets, customers and operating conditions.  Furthermore, the regional personnel are able to convey the superior technical services we provide and communicate the advantages of providing seismic data processing and interpretive services in conjunction with seismic data acquisition.  Most of our revenue is generated through repeat customer sales and new sales to customers referred by our existing and past clients.

Customers

For the year ended December 31, 2011, our top ten customers represented 54% of our consolidated revenue for the period.  Our largest customer in 2011 accounted for 15% of total revenue.  No other customers accounted for more than 10% of our total revenues. Because of the nature of our contracts and customers’ projects, our largest customers can change from year to year and the largest customers in any year may not be indicative of the largest customers in any subsequent year.

Backlog

We grew our estimated backlog revenue from $557.6 million at December 31, 2010 to $590.6 million at December 31, 2011.  Our backlog at December 31, 2011 included $446.2 million, or approximately 76%, from international (excluding Canada) proprietary seismic data acquisition projects, $106.2 million, or approximately 18%, from North America (excluding Mexico) proprietary seismic data acquisition projects, $29.3 million, or approximately 5%, from our multi-client seismic data acquisition business in the United States, and $8.9 million, or approximately 1%, from our seismic data processing and integrated reservoir geosciences business.  Of the total international proprietary seismic data acquisition backlog, $377.5 million, or approximately 85%, is with NOCs or partnerships including NOCs.  Furthermore, $132.2 million, or approximately 30%, of the international backlog is in shallow water transition zones and OBC environments.  We anticipate that approximately 81% of the backlog at December 31, 2011 will be completed during 2012 and approximately 14% will be completed in 2013, with the remainder to be completed in 2014.  This backlog consists of written orders or commitments believed to be firm.  Contracts for services are occasionally modified by mutual consent and in many instances can be cancelled by the customer on short notice without penalty.  As such, our backlog at any particular date may not be indicative of our actual operating results for any succeeding fiscal period.

Competition

The acquisition and processing of seismic data for the oil and natural gas industry are highly competitive businesses.  With low barriers to entry, we compete with various smaller local competitors in the various markets in which we operate.  Competition is based on the type and capability of equipment used to conduct seismic surveys and the availability of such equipment.  In addition to these factors, price, experience, availability, technological expertise and reputation for dependability and safety of a crew significantly affect a potential customer’s decision to award a contract to us or one of our competitors.  In addition, in the international markets in which we operate, we compete with various smaller local competitors.

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

Our Quality, Health, Safety and Environmental (“QHSE”) department is generally responsible for our meeting and remaining in compliance with certain regulatory requirements.  We have QHSE Advisors who maintain and administer these programs for our field personnel.  The costs of acquiring permits and remaining in compliance with environmental laws and regulations, title research, environmental studies, archeological surveys and cultured resource surveys are generally borne by our customers.

Although our direct costs of complying with applicable laws and regulations have historically not been material, the changing nature of such laws and regulations makes it impossible to predict the cost or impact of such laws and regulations on our future operations.  Additional United States or foreign government laws or regulations would likely increase the compliance and insurance costs associated with our customers’ operations.  Significant increases in compliance expenses for our customers could have a material adverse effect on our customers’ operating results and cash flows, which could also negatively impact the demand for our services.

Research and Development

We rely on certain proprietary information, proprietary software, trade secrets and confidentiality and licensing agreements to conduct our current operations.  We are continuously working to improve our technology and operating techniques, through internal development activities and working with our vendors to develop new technologies to maintain pace with industry innovation.  Our future success will be partly dependent on our ability to maintain and extend our technology base and preserve our intellectual property without infringing on the rights of any third parties.

Employees

At December 31, 2011, we had approximately 7,000 full time equivalent employees.  Some of our employees are a party to collective bargaining agreements in certain international locations.  We consider relations with our employees to be satisfactory.

Capital Expenditures

Our Board of Directors has approved a capital expenditure budget for 2012 of approximately $27.0 million, which is an increase of 9% from our capital expenditures in 2011. Subject to our liquidity limitations, we plan investments in 2012 to be primarily on expenditures to extend the useful life of equipment and facilities for our seismic data acquisition segment with a smaller portion targeted towards acquiring new equipment for our seismic data processing and integrated reservoir geosciences segment.

In addition, our Board of Directors has approved multi-client cash investments for 2012 of approximately $75.0 million subject to certain minimum pre-funding levels.  We expect our investments in 2012 to be primarily focused on the expansion of our existing multi-client data library interests in the Marcellus formation in Pennsylvania, the Woodford formation in Oklahoma, and in the Niobrara formation in Colorado and Wyoming.

Financial Information about Geographic Areas

For certain financial information about our significant geographic areas, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and notes 13 and 18 to our consolidated financial statements.

Item 1A.  Risk Factors

The following risk factors, which are not all-inclusive, should be carefully considered, together with the other information in this Form 10-K, in evaluating us.  If any of the following risks were to actually occur, our business, financial condition and results of operations could be materially affected.

Risks Related to our Business

We may be unable to maintain sufficient liquidity to meet our working capital, debt service, and other liquidity needs.

We are currently experiencing significant liquidity constraints, and we may not have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs.  Although we have implemented certain strategic alternatives to address our liquidity issues, there can be no assurance that these efforts will be successful.  We are currently reviewing our alternatives and may adopt other strategies, such as refinancing or restructuring our indebtedness or capital structure.  For more information, see “Risks Related to our Indebtedness.”

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

•                  the ability of oil and gas companies to generate funds or otherwise obtain external capital for exploration, development, construction and production operations;

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

Although we maintain what we believe is prudent insurance protection, our insurance contains certain coverage exclusions and policy limits and we cannot assure that our insurance will be sufficient or adequate to cover all losses or liabilities or that insurance will continue to be available to us or available to us on acceptable terms.  Further, we may experience difficulties in collecting from insurers as such insurers may deny all or a portion of our claims for insurance coverage.  A successful claim for which we are not fully insured, or which is excluded from coverage or exceeds the policy limits of our applicable insurance could have a material adverse effect on our financial condition.  Moreover, we do not carry business interruption insurance with respect to our operations.

Historically, we have been dependent on a few customers operating in a single industry; the loss of one or more customers could adversely affect our financial condition and results of operations.

Our customers are engaged in the oil and natural gas drilling business throughout the world.  Historically, we have been dependent upon a few customers for a significant portion of our revenue.  For the years ended December 31, 2011, 2010 and 2009, our top ten customers collectively represented approximately 54%, 50%, and 70% of total revenues, respectively.  Our three largest customers in 2011, 2010 and 2009 accounted for approximately 29%, 25%, and 45% of total revenues, respectively.  This concentration of customers may increase our overall exposure to credit risk, and customers will likely be similarly affected by changes in economic and industry conditions.  If any of these significant clients were to terminate their contracts or fail to contract for our services in the future because they are acquired, alter their exploration or development strategy, or for any other reason, our results of operations could be adversely affected.

We have invested, and expect to continue to invest in acquiring and processing seismic data for multi-client surveys and for our seismic data library without knowing precisely how much of this seismic data we will be able to sell or when and at what price we will be able to sell such data.

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

•                  Regulatory changes that affect the ability of oil and gas companies to drill, either generally or in a specific location where we have acquired seismic data, could materially adversely affect the value of the seismic data contained in our library. Technology changes could also make existing data sets obsolete. Additionally, each of our individual surveys has a limited book life based on its location and interest of oil and gas companies to explore in prospecting for reserves in such location, so a particular survey may be subject to a significant decline in value beyond our initial estimates.

•                  The value of our multi-client seismic data library could be significantly adversely affected if any material adverse change occurs in the general prospects for oil and gas exploration, development and production activities.

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

Any reduction in the market value of such data will require us to write down its recorded value, which could have a material adverse effect on our results of operations.

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

We are subject to high fixed costs which primarily consist of depreciation, maintenance expenses associated with our seismic data acquisition, processing and interpretation equipment and certain crew costs.  Extended periods of significant downtime or low productivity caused by reduced demand, weather interruptions, equipment failures, permit delays or other causes could negatively affect our results and have a material adverse effect on our financial condition and results of operations because we will not be able to reduce our fixed costs as fast as revenues decline.

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

Our revenue is determined, in part, by the price we receive for our services, the productivity of our crew and the accuracy of our cost estimates.  Our crew’s productivity is partly a function of external factors, such as weather and third party delays, over which we have no control.  In addition, cost estimates for our projects may be inadequate due to unknown factors associated with the work to be performed and market conditions, resulting in cost over-runs.  If our crew encounters operational difficulties or delays, or if we have not correctly priced our services, our results of operation may vary, and in some cases, may be adversely affected.

Many of our projects are performed on a turnkey basis where a defined amount and scope of work is provided by us for a fixed price and additional work, which is subject to client approval, is billed separately.  The revenue, cost and gross profit realized on a turnkey contract can vary from our estimated amount because of changes in job conditions, variations in labor and equipment productivity from the original estimates, and the performance of subcontractors.  Turnkey contracts may also cause us to bear substantially all of the risks of business interruption caused by weather delays and other hazards.  These variations, delays and risks inherent in billing clients at a fixed price may result in us experiencing reduced profitability or losses on projects.

Our clients could delay, reduce or cancel their commitments or service contracts with us on short notice, which may lead to lower than expected demand and revenues.

Our estimated backlog revenue consists of written orders or commitments for our services that we believe to be firm.  We estimate our total seismic data acquisition and seismic data processing and integrated reservoir geosciences services revenue backlog to be $590.6 million at December 31, 2011.  Our backlog at December 31, 2011 included $446.2 million, or approximately 76%, from international proprietary seismic data acquisition projects, $106.2 million, or approximately 18%, from North America proprietary seismic data acquisition projects, $29.3 million, or approximately 5%, from multi-client seismic data acquisition projects in the United States, and $8.9 million, or approximately 1%, from our seismic data processing and integrated reservoir geosciences business.  It is anticipated that approximately 81% of the backlog at December 31, 2011 will be completed in 2012, approximately 14% to be completed in 2013, with the remainder to be completed in 2014.  Backlog levels vary during the year depending on the timing of the completion of certain projects and when new projects are awarded and contracts are signed.  Because of potential changes in the scope or schedule of our clients’ projects, we cannot predict with certainty when or if our backlog will be realized.  In addition, the contracts in our backlog are cancelable by the client.  Material delays, payment defaults or cancellations could reduce the amount of backlog currently reported, and, consequently, could inhibit the conversion of that backlog into revenue which may materially affect our financial condition, results of operations and cash flows.

Our agreements with our clients may not adequately protect us from unforeseen events or address all issues that could arise with our clients.  The occurrence of unforeseen events, or disputes with clients not adequately addressed in the contracts could result in increased liability, costs and expenses associated with any given project.

We enter into master service agreements with many of our clients which allocate certain operational risks.  For example, we seek to minimize the risk of delays through the inclusion of “standby rate” provisions which provide for payment to us of a reduced rate for a limited amount of time if the weather conditions or certain other factors outside of our control prevent us from recording data.  Despite the inclusion of risk allocation provisions in our agreements, our operations may be affected by a number of events that are unforeseen or not within our control.  We cannot assure you that our agreements will adequately protect us from each possible event. If an event occurs which we have not contemplated or otherwise addressed in our agreement, we, and not our client, will likely bear the increased cost or liability.  To the extent our agreements do not adequately address these and other issues, or we are not able to successfully resolve resulting disputes, we may incur increased liability, costs and expenses.

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

Our operations outside of the United States are subject to additional political, economic, and other uncertainties that could adversely affect our business, financial condition, or results of operations, or cash flows, and our exposure to such risks will increase as we expand our international operations.

Our international proprietary operations are a significant part of our total operations.  For the years ended December 31, 2011, 2010 and 2009, 60%, 62%, and 81%, respectively, of our total revenues were derived outside of the U.S. and Canada.  Our operations outside of the United States are subject to risks inherent in foreign operations, including but not limited to:

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

•                  compliance with tax, employment, immigration and labor laws for employees living abroad or traveling abroad;

•                  foreign taxes, including withholding of payroll taxes; and

•                  terrorist attacks, including personal harm to our personnel.

As an example of the operational risks associated with our international operations, as a result of the civil unrest in Libya, we have been unable to operate our business or utilize our equipment in Libya since the first quarter of 2011.  As an example of certain international compliance risks, we have recorded a provision at December 31, 2011 for the potential liability for employee related taxes for third country nationals performing work for the Company in certain countries in which it operated.

As a company subject to compliance with the Foreign Corrupt Practices Act (the “FCPA”) and the UK Bribery Act of 2010 (the “UK Bribery Act”), our business may suffer because our efforts to comply with these laws could restrict our ability to do business in foreign markets relative to our competitors who are not subject to them.  Any determination that we or our foreign agents or joint venture partners have violated the FCPA or the UK Bribery Act may adversely affect our business and operations.

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

The UK Bribery Act, which became effective in 2011, is broader in scope than the FCPA and applies to public and private sector corruption and contains no facilitating payments exception.

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

Numerous governmental authorities, such as the U.S. Environmental Protection Agency (“EPA”) and analogous state agencies in the United States and governmental bodies with control over environmental matters in foreign jurisdictions, have the power to enforce compliance with these laws and regulations and any permits issued under them, oftentimes requiring difficult and costly actions.  Failure to comply with these laws, regulations and permits may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of injunctions limiting or preventing some or all of our operations.

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

Some of our customers are experiencing, or may experience in the future, severe financial problems that have had or may have a significant impact on their creditworthiness.  Although we perform ongoing credit evaluations of our customers’ financial conditions, we generally require no collateral from our customers.  We cannot provide assurance that one or more of our financially distressed customers will not default on their obligations to us or that such a default or defaults will not have a material adverse effect on our business, financial position, results of operations, or cash flows.  Furthermore, the bankruptcy of one or more of our customers, or some other similar proceeding or liquidity constraint, might make it unlikely that we would be able to collect all or a significant portion of amounts owed.  In addition, such events might force such customers to reduce or curtail their future use of our products and services, which could have a material adverse effect on our results of operations and financial condition.

Our seismic data acquisition services revenues are subject to seasonal conditions.

Our seismic data acquisition services are performed outdoors and are therefore subject to seasonality.  Shorter winter days and adverse weather negatively impact our ability to provide services in certain regions.  Additionally, while we plan for our international operations to take place during favorable seasons, we have limited control over the actual timing of these operations due to the extensive planning, preparation and permits required to perform a seismic survey in certain areas, which may cause our operations to be delayed and result in additional costs.

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

We rely on certain proprietary information, proprietary software, trade secrets and confidentiality and licensing agreements to conduct our current operations.  We are continuously working to improve our technology and operating techniques, through internal development activities and working with our vendors to develop new technologies to maintain pace with industry innovation.  Our future success will be partly dependent on our ability to maintain and extend our technology base and preserve our intellectual property without infringing on the rights of any third parties.  There can be no assurance that we will be successful in protecting our intellectual property or that our competitors will not develop technologies that are substantially equivalent or superior to our technologies.

Our operating results from seismic data acquisition services can be significantly impacted from period to period due to a change in the timing of a few large jobs occurring at any one time.

We have the capacity to field up to 25 seismic data acquisition crews.  However, in any given period, we could have idle crews which result in a significant portion of our revenues, cash flows and earnings coming from a relatively small number of crews.  Additionally, due to location, service line or particular job, some of our individual crews may achieve results that are a significant percentage of consolidated operating results.  Should one or more of these crews experience significant changes in timing, our financial results are subject to significant variations from period to period.  Factors that may result in these changes in timing include, but are not limited to, weather, permits, customer requirements and political unrest.

Our operations are subject to delays related to obtaining land access rights from third parties which could affect our results of operations.

Our seismic data acquisition operations could be adversely affected by our inability to timely obtain access to both public and private land included within a seismic survey.  We cannot begin surveys on property without obtaining permits from certain governmental entities as well as the permission of the parties who have rights to the land being surveyed.  In recent years, it has become more difficult, costly and time-consuming to obtain access rights as drilling activities have expanded into more populated and protected areas.  Additionally, while land owners generally are cooperative in granting access rights, some have become more resistant to seismic and drilling activities occurring on their property and stall or refuse to grant these rights for various reasons.  In our multi-client services business, we acquire data sets pertaining to large areas of land.  Consequently, if we do not obtain land access rights from a specific land owner, we may not be able to provide a complete survey for that area.  The failure to redact or remove the seismic information relating to mineral interests held by non-consenting third parties could result in claims against us for seismic trespass.  In addition, governmental entities do not always grant permits within the time periods expected.  Delays associated with obtaining such permits and significant omissions from a survey as a result of the failure to obtain consents could have a material adverse effect on our financial condition and results of operations.

Our results of operations could be adversely affected by asset impairments.

We periodically review our portfolio of equipment and intangible assets, including our multi-client seismic data library, for impairment.  If the future cash flows anticipated to be generated from these assets falls below net book value we may be required to write down their value.  If we are forced to write down the value of our intangible assets or equipment, these non-cash asset impairments could negatively affect our results of operations in the period in which they are recorded.

The cyclical nature of, or a prolonged downturn in, our industry, can affect the carrying value of our long-lived assets and negatively impact our results of operations.

We are required to annually assess whether the carrying value of long-lived assets has been impaired, or more frequently if an event occurs or circumstances change which could indicate the carrying amount of an asset may not be recoverable.  Recoverability is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If management determines that the carrying value of our long-lived assets may not be recoverable, our results of operations could be impacted by non-cash impairment charges.  As a result of our September 30, 2011, goodwill impairment analysis, we recorded goodwill impairment charges totaling $132.4 million for the year ended December 31, 2011, which are included in asset impairments in our consolidated statement of operations.  At December 31, 2011, we had no goodwill.

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

We have identified material weaknesses in our internal controls.  Material weaknesses in our internal controls affect our ability to ensure timely and reliable financial reports and our ability to attest to the effectiveness of our internal controls.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  During management’s review of our internal controls as of December 31, 2011, control deficiencies that constituted a material weakness related to the following was identified:

•      Financial Close Process:  Controls over our financial close process were deficient in areas related to accrued liabilities, goodwill impairment  and accounting for multi-client seismic data library.  These deficiencies resulted from difficulties in accumulating complete and accurate information to estimate certain  liabilities, inadequate review of work performed by third parties and material post-closing adjustments related to accounting for multi-client seismic data library resulting from difficulties in remediating deficiencies in time to allow us to assess the effectiveness of the controls  as of December 31, 2011 due to the timing in which we formalized our controls and procedures related to this area.

As of December 31, 2010, management identified material weaknesses in our entity level controls (control environment) and our corporate financial reporting process.  Throughout 2011, management was actively engaged in the implementation of aggressive remediation efforts to address the material weaknesses, as well as other areas of risk.  Key components of the comprehensive remediation program included the following:

•      Control Environment. We hired experienced personnel in key positions in our control environment.  These included a Chief Financial Officer (30 years of experience), a Chief Accounting Officer (26 years of experience), a Chief Information Officer (31 years of experience), a Vice President of Finance and Treasurer (16 years of experience), a Vice President of Tax (16 years of experience), a Corporate Controller (20 years of experience), a Director of Internal Audit (40 years of experience) and a Corporate Tax Manager (28 years of experience).  These personnel have extensive experience in the design, implementation and enforcement of an effective control environment.

•      Financial Reporting Process.  We reorganized and began to upgrade the skill sets of the global accounting team.  Additionally, we implemented uniform global accounting policies and procedures and improved the transparency of our financial reporting process through enhancements to our financial reporting system.  During the third and fourth quarters of 2011, we built on the implementation of these policies and procedures, including improved month-end close processes and improved reporting requirements from our global accounting organization.  Finally, we continued to make further improvements to our financial reporting system.

Management believes that the actions taken throughout 2011 and the resulting improvement in controls remedied the material weakness associated with our control environment identified as of December 31, 2010.

We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting control and procedures.  As we continue to evaluate and work to improve our internal control over financial reporting, we may decide to take additional measures to address our control environment.  However, we cannot be certain that the measures undertaken will be sufficient to address any deficiencies identified or ensure that our internal control over financial reporting is effective.  If we are unable to provide reliable and timely internal and external financial reports, our business and prospects could suffer material adverse effects.  In addition, we may in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting.

Climate change legislation or regulations could result in increased operating costs and reduced demand for the oil and gas our clients intend to produce and so adversely affect the demand of our services.

On December 15, 2009, the EPA officially published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes.  These findings open the door for the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act.  On June 3, 2010, the EPA published its so-called GHG tailoring rule that begins the phase in of federal prevention of significant deterioration (PSD) permit requirements, for new sources and modifications, and Title V operating permits, for all sources that have the potential to emit specific quantities of GHGs.  On October 30, 2009, the EPA published a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the United States beginning in 2011 for emissions occurring in 2010.  On November 30, 2010, the EPA published its amendments to the GHG reporting rule to include onshore and offshore oil and natural gas production facilities and onshore oil and natural gas processing, transmission, storage and distribution facilities, which may include facilities our clients operate.  Reporting of GHG emissions from such facilities will be required on an annual basis beginning in 2012 for emissions occurring in 2011.

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

The adoption and implementation of legislation or regulatory programs imposing reporting obligations on, or limiting emissions of GHGs from, our customers’ equipment and operations could curtail their activities, including the services we provide.

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

Hydraulic fracturing is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations.  The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production.  The process is typically regulated by state oil and gas commissions but is not currently subject to regulation at the federal level.  The EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, with results of the study anticipated to be available by late 2012, and a committee of the U.S. House of Representatives is also conducting an investigation of hydraulic fracturing practices.  Legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In addition, some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances.  For example, in December 2010, New York imposed a de facto moratorium on the issuance of permits for high-volume, horizontal hydraulic fracturing until state-administered environmental studies are finalized.  The New York Department of Environmental Conservation, or NYDEC, issued a Revised Supplemental Generic Environmental Impact Statement in September 2011, as well as proposed regulations for high-volume hydraulic fracturing.  NYDEC accepted public comment on both, with the comment period ending January 11, 2012.  The final environmental study and regulations are expected in late 2012.  Further, Pennsylvania has adopted a variety of regulations limiting how and where fracturing can be performed.  Effective February 5, 2011, Pennsylvania requires operators to disclose all additives used in hydraulic fracturing fluids and the names and concentrations of chemicals subject to Occupational Safety and Health Administration, or OSHA, Hazard Communication requirements.

On August 23, 2011, the EPA published in the Federal Register a proposed rule to establish new air emission controls for oil and natural gas production and natural gas processing operations.  The new emission standards seek to reduce volatile organic compound, or VOC, emissions, including a 95 percent reduction in VOCs emitted during the construction or modification of hydraulically-fractured wells.  The EPA received public comment and conducted public hearings regarding the proposed rules and must take final action on them by April 3, 2012.  In addition, on October 20, 2011, the EPA announced its intention to develop federal pre-treatment standards for wastewater discharges associated with hydraulic fracturing activities.  If adopted, the new pretreatment rules will require coalbed methane and shale gas operations to pretreat wastewater before transferring it to treatment facilities.  Proposed rules are expected in 2013 for coalbed methane and 2014 for shale gas.

A portion of our seismic operations relate to the development of wells that will be subject to hydraulic fracturing.  If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such legal requirements the demand for our services will be reduced.

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

During 2011, we continued to incur operating losses in our business units primarily due to delays in project commencements, low international asset utilization and the suspension at the end of the third quarter of one of our seismic contracts in Mexico due to a lift boat incident, which has since resumed operations.  These events have caused a reduction in our available liquidity and we may not have the ability to generate sufficient cash flows from operations and, therefore, sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs.  Since the fourth quarter of 2011, we have implemented certain strategic alternatives to address our liquidity issues and high debt levels.  These efforts include, among others, a focus on cost reductions, the suspension of certain activities around the world where we had operating losses, the identification of additional assets for potential sale, centralization of certain processes to provide a higher level of control over costs and a focus on bidding for services that do not require capital expenditures for additional equipment or the posting of performance or bid bonds. Restrictions under the indenture governing the Notes and the Whitebox Revolving Credit Facility may impair or limit our ability to pursue certain strategies without the consent of our lenders. Further, our ability to raise cash through assets sales may be impacted by our ability to locate potential buyers in a timely fashion, or at all, and obtain a reasonable price, and by any competing asset sale programs initiated by our competitors.  It is also possible that any asset sales could be below our current book value for such assets, which could result in recorded losses that could be substantial. Given our significant liquidity constraints, even a small deviation from the assumptions used to prepare the forecasts for these strategic alternatives could impair our ability to meet our liquidity needs.  We cannot assure you that any of these efforts will be successful or will result in cost reductions or additional cash flows or the timing of any such cost reductions or additional cash flows.

We engaged a financial advisor to assist us in evaluating capital structure alternatives.  We are currently reviewing our alternatives, and we may adopt other strategies that may include actions such as a refinancing or restructuring of our indebtedness or capital structure, reducing or delaying capital investments, delaying bids on new sales or seeking to raise additional capital through debt or equity financing.  However, our current credit rating limits our ability to access the debt capital markets.  In addition, the recent low trading price of our common stock severely limits our ability to raise substantial capital in the equity capital markets.  Our ability to timely raise sufficient capital may also be limited by NYSE AMEX stockholder approval requirements for certain transactions involving the issuance of our common stock or securities convertible into our common stock.

We cannot assure you that any refinancing or debt or equity restructuring would be possible or that additional equity or debt financing could be obtained on acceptable terms, if at all.  Furthermore, we cannot assure you that any of our strategies will yield sufficient funds to meet our working capital or other liquidity needs, including for payments of interest and principal on our debt in the future, and any such alternative measures may be unsuccessful or may not permit us to meet scheduled debt service obligations, which could cause us to default on our obligations and could further materially and adversely affect our liquidity or financial position.

Our substantial debt could adversely affect our financial health and adversely affect our liquidity and results of operations.

We have a significant amount of debt and may incur substantial additional debt (including secured debt) in the future.  As of December 31, 2011, we had total indebtedness of $354.7 million, net of discount (excluding mandatorily redeemable preferred stock of $53.2 million, net of discount).  We cannot assure you that we will be able to generate sufficient cash to service our debt or sufficient earnings to cover fixed charges in future years.  If new debt is added to our current debt levels, the related risks for us could intensify.

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

•                  repurchase stock;

•                  make certain investments or acquisitions of substantially all or a portion of another entity’s business assets; and

•                  merge with another entity or dispose of our assets.

In addition, one of our debt agreements requires us to maintain certain financial covenants at one of our international subsidiaries.  The requirement that we comply with these provisions may have a materially adverse effect on our ability to react to changes in market conditions, take advantage of business opportunities we believe to be desirable, obtain future financing, fund needed capital expenditures or withstand a continuing or future downturn in our business.

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

Risks Related to our Common and Preferred Stock

Our stock price may be volatile and may decrease in response to various factors, which could adversely affect our business and cause our stockholders to suffer significant losses.

Although we are listed on a national exchange, our common stock is relatively illiquid and its price has been and may continue to be volatile in the future.  The market price of our common stock may be influenced by many factors, many of which are beyond our control, including the risks described in this “Risk Factors” section and the following:

•                  decreases in prices for oil and natural gas resulting in decreased demand for our services;

•                  variations in our operating results and failure to meet expectations of investors and analysts;

•                  the public’s reaction to our press releases, other public announcements and filings with the SEC;

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

Our outstanding shares of Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock are entitled to cumulative dividends of 9.75%, 11.75% and 11.50% (10.50% if timely paid in cash), respectively, per annum, compounded quarterly, of the original issue price of $250.  We may pay quarterly dividends on the Series B Preferred Stock in cash or in kind, at our election, until December 16, 2015 (after which dividends are required to be paid in cash), and dividends on the Series C Preferred Stock and Series D Preferred Stock accumulate unless paid quarterly in cash (which cash payments are required after December 16, 2015 with respect to the Series C Preferred Stock).  The Series B Preferred Stock is convertible into a number of shares of common stock determined by dividing the then-current conversion price into the $250 per share liquidation preference plus any accrued and unpaid dividends, and votes on an as-converted basis with our common stockholders.  In past quarters we have either accrued dividends on our preferred stock or, in the case of the Series B Preferred Stock, elected to pay the dividend in kind.  As we either accrue dividends or pay dividends on the Series B Preferred Stock in kind, the outstanding shares of our Series B Preferred Stock will continue to dilute the ownership interest of our common stockholders as (i) the number of outstanding shares of Series B Preferred Stock increases, if the dividend is paid in kind, or (ii) the number of shares of common stock into which the Series B Preferred Stock is convertible increases, if the dividend is accrued but not paid.  Furthermore, accrual of dividends on our preferred stock or the payment of in kind dividends of our Series B Preferred Stock increases the aggregate liquidation preference of our preferred stock, which must be paid first before our common stockholders are entitled to receive any amounts in a liquidation or similar event.  As of December 31, 2011, the total amount of this liquidation preference was approximately $87.9 million.  Because we are seeking to preserve cash to meet our liquidity needs, we anticipate that we will continue to accrue or pay in kind dividends on our preferred stock, which will further dilute the interests of our common stockholders.  In addition, our Notes and the Whitebox Revolving Credit Facility generally restrict our ability to pay cash dividends on our preferred stock, subject to limited exceptions.  Our outstanding preferred stock and warrants also contain certain anti-dilution provisions which are triggered when we issue equity for consideration which is below certain specified thresholds.  As a result and given the depressed market value of our common stock, in the event we were to issue additional equity to meet our liquidity needs, it is likely that such issuance would trigger the anti-dilution provisions of our preferred stock and warrants, which would result in the preferred stock and warrants becoming convertible into more shares of common stock, thereby potentially further diluting our common stockholders.

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

Holders of our preferred stock vote as a class with our common stock and have the ability to cast approximately 35% of the votes on matters submitted to a vote of our stockholders, and so will have significant influence on matters submitted to a vote of our stockholders.  Holders of our preferred stock also have the right to consent to certain corporate actions, which will prevent us from undertaking those actions without the consent of the holders of our preferred stock.

Approximately 91% of our outstanding convertible preferred stock is held by Avista and its affiliates, and Avista owns an additional 2,863,954 shares of our common stock at December 31, 2011.  The preferred stock votes as a class with our common stock on an as converted basis, and represents approximately 35% of the outstanding voting power of Geokinetics.  In addition, the terms of the preferred stock provide that while the preferred stock is outstanding, the holders of preferred stock voting together as a class are entitled to elect one director of Geokinetics.  Accordingly, Avista and the holders of our preferred stock are able to substantially influence matters submitted to a vote of our stockholders, including the election of directors.  Currently, two members of our Board of Directors are affiliates of Avista.

In addition, the holders of a majority of the outstanding shares of preferred stock are required to approve each of the following transactions:

•                  any amendment to our certificate of incorporation or by-laws;

•                  any payment of a dividend to holders of our common stock or any repurchase of our common stock;

•                  any sale of all or substantially all of our assets and the assets of our subsidiaries, or any merger or consolidation with another entity if our stockholders immediately prior to the merger own less than 50% of the entity resulting from the merger;

•                  any reclassification or reorganization of our common stock;

•                  the issuance of any securities on parity with or having preference to the preferred stock;

•                  certain transaction with our management, related parties or affiliates, unless unaffiliated members of our Board of Directors approve the transaction; or

•                  any increase or decrease in the number of directors on our Board of Directors.

The holders of our Series B Preferred Stock have the preemptive right to acquire shares of our common stock that we may offer for cash in the future, other than shares sold in a public offering.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We own or lease administrative offices, operations centers, data processing centers, and warehouses throughout the world.  No significant lease is scheduled to terminate in the near future, and we believe comparable space is readily obtainable should any lease expire without renewal.  We believe our properties are generally well maintained and adequate for their intended use.  As of December 31, 2011, we leased properties worldwide totaling approximately 5,522,000 square feet.  Of this total, 338,000 square feet were located in North America and 5,184,000 square feet were located internationally.

At December 31, 2011, our owned or leased facilities were as follows:

•            Located in Houston, Texas in the United States, in Old Woking, Surrey in the United Kingdom and in Calgary in Canada for seismic data processing.

•            Located in Houston and Stafford, Texas; in Canonsburg, Pennsylvania; in Anchorage, Alaska; and in Calgary, Canada for North America seismic data acquisition.

•            Our multi-client seismic data acquisition business also uses the facility in Canonsburg, Pennsylvania.

•            Located in Rio de Janeiro, Brazil; Santa Cruz, Bolivia; Bogota, Colombia; Poza Rica, Miguel Hidalgo, Mexico City and General Bravo, Mexico; Lima, Peru; Paramaribo, Suriname; Brisbane, Australia; Singapore; Cairo, Egypt; Alger, Algeria; Luanda, Soyo, and Viana, Angola; Tripoli, Libya; Glasgow, Scotland; Tunis, Tunisia; and Dubai, United Arab Emirates, for international seismic data acquisition.  We also own three warehouse facilities in Yopal and Bogota, Colombia totaling approximately 78,000 square feet.

Item 3.  Legal Proceedings

For a discussion of material legal proceedings affecting us, see note 16 to our consolidated financial statements.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, $0.01 par value per share, is listed on the NYSE AMEX (formerly the American Stock Exchange) under the trading symbol “GOK.” As of March 16, 2012, we had 73 stockholders of record; however, since many shares may be held by investors in nominee names such as the name of their broker or their broker’s nominee, the number of record holders often bears little relationship to the number of beneficial owners of the common stock.

The following table sets forth the high and low closing prices for the common stock of Geokinetics Inc. during the most recent two fiscal years, as reported by the NYSE AMEX. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low
March 31, 2010	$10.76	$7.21
June 30, 2010	9.55	3.83
September 30, 2010	6.80	3.62
December 31, 2010	9.29	5.70
March 31, 2011	10.74	8.03
June 30, 2011	9.71	7.62
September 30, 2011	7.80	2.42
December 31, 2011	3.46	1.75

The closing market price of our common stock on March 16, 2012 was $1.55 per share.

We have never paid cash dividends on our common stock and the Board of Directors intends to retain all of our earnings, if any, to finance the development and expansion of our business.  There can be no assurance that our operations will prove profitable to the extent necessary to pay cash dividends.  Moreover, even if such profits are achieved, the future dividend policy will depend upon our earnings, capital requirements, financial condition, debt covenants and other factors considered relevant by our Board of Directors.  For example, the indenture governing the Notes and the Whitebox Revolving Credit Facility contractually limit our ability to pay dividends on our common stock.

Stock Performance Graph

The information included under the caption “Stock Performance Graph” in this Item 5 of this annual report is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filings we make under the Securities Act or the Exchange Act, except to the extent Geokinetics specifically incorporates it by reference into such a filing.

The following graph depicts the five-year cumulative total return of our common stock as compared with the S&P 500 Stock Index and the PHLX Oil Services Index (“OSX”). The PHLX Index consists of larger companies that perform a variety of services as compared to land based acquisition and processing of seismic data performed by us.

Comparison of 5-year Cumulative Total Return*

Among Geokinetics Inc., the S&P 500 Index and the PHLX Oil Service Sector Index

*                                         $100 invested on 12/31/06 in stock or index—including reinvestment of dividends

	12/06	12/07	12/08	12/09	12/10	12/11
Geokinetics	100.0	59.9	7.6	29.6	28.6	6.6
PHLX Oil Service Index	100.0	150.9	60.7	97.5	122.6	108.2
S&P 500	100.0	103.5	63.7	78.6	88.7	88.7

Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with Item 7. “—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and with our consolidated financial statements and related notes included in Item 8. “—Financial Statements and Supplementary Data.”

Selected Financial Data

	As of and for the Year Ended December 31,
	2011	2010(1)	2009	2008	2007
	(In thousands, except per share data)
Total revenue	$763,729	$558,134	$510,966	$474,598	$357,677
Income (loss) before income taxes	(220,013)	(133,874)	10,917	10,254	(13,684)
Income taxes	2,040	4,810	23,252	9,268	2,252
Net income (loss)	(222,053)	(138,684)	(12,335)	986	(15,936)
Loss applicable to common stockholders	(231,251)	(147,534)	(34,125)	(5,339)	(20,802)
Loss per common share, basic and diluted	(12.70)	(8.46)	(3.14)	(0.51)	(2.44)
Total assets	514,172	725,164	771,690	439,716	354,321
Long-term debt and capital leases, net of current portion(2)	350,183	319,284	296,601	57,850	60,352
Current portion of long-term debt and capital lease obligations(3)	4,543	1,634	68,256	33,096	19,560
Derivative liabilities(4)	5,778	38,271	9,317	—	—
Mezzanine equity(5)	83,313	74,987	66,976	94,862	60,926
Total stockholders’ equity (deficit) (excluding preferred stock)	(202,819)	21,787	145,330	129,680	130,965

(1)          Includes operating results of PGS Onshore since February 12, 2010.

(2)          Excludes mandatorily redeemable preferred stock and includes $300.0 million of Senior Secured Notes (net of debt discount) at December 31, 2011, 2010 and 2009.  Long-term debt increased in 2011 as compared to 2010 primarily due to borrowings on the Whitebox Revolving Credit Facility.  Long-term debt increased in 2010 as compared to 2009 due to borrowings on the RBC Revolving Credit Facility.

(3)          Current portion of long-term debt and capital leases increased in 2011 from 2010 primarily due to short-term project financing at one of our Latin American subsidiaries and decreased in 2010 from 2009 as we paid off existing amounts upon the closing of the acquisition of PGS Onshore.

(4)          Represents the fair value of derivative liabilities related to 2010 and 2008 Warrants and the Series B-1 Preferred Stock conversion feature.

(5)          Represents Series B Preferred Stock.  Decrease during 2009 was driven by the exchange of the Series B-2 Preferred Stock for Series C Preferred Stock, which is classified as mandatorily redeemable preferred stock.  Increase during 2010 and 2011 is due to stock dividends and accretion of initial discount.

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

Overview

We are a full-service, global provider of seismic data acquisition, processing and integrated reservoir geosciences services to the oil and natural gas industry.  We also provide clients access, via licenses, to our multi-client seismic data library.  As an acknowledged industry leader in land, transition zone and shallow water (down to 500 feet water depths) OBC environments, we have the capacity to operate up to 25 seismic crews with approximately 200,000 channels of seismic data acquisition equipment worldwide and the ability to process seismic data collected throughout the world.  Crew count, configuration and location can change depending upon industry demand and requirements.

We provide a suite of geophysical services including acquisition of 2D, 3D, time-lapse 4D and multi-component seismic data surveys, data processing and integrated reservoir geosciences services for customers in the oil and natural gas industry, which include national oil companies, major international oil companies and independent oil and gas exploration and production companies worldwide.  Seismic data is used by these companies to identify and analyze drilling prospects, maximize drilling success, optimize field development and enhance production economics.  We also own a multi-client seismic data library whereby we maintain full or partial ownership of data acquired for future licensing, consisting of data covering various areas in the United States, Canada and Brazil.

Recent Developments and Liquidity Concerns

Significant developments during 2011 and early 2012 related to our business include the following:

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

•                  On September 8, 2011, a liftboat which we had contracted to support an OBC project in the Bay of Campeche, Mexico, was disabled due to high winds and unusually high seas generated by Tropical Storm Nate which resulted in the crew abandoning the vessel.  While we and local authorities conducted an immediate search and rescue operation, there were fatalities to two of our employees and two contractors.  As a result, operations on the project were suspended by the client during the investigation and evaluation of the incident.  The suspension of the operation resulted in lost revenues from the contract while we continued to incur costs to maintain the crew and equipment and otherwise in connection with the incident.  The suspension of the project was lifted at the end of November 2011.

•                  On September 30, 2011, we were notified by Moody’s Investor Services, Inc. (“Moody’s”) and Standard and Poor’s (“S&P”) that they had downgraded Geokinetics’ credit rating to Caa2 and CCC+, respectively, because of litigation uncertainty related to the Mexico liftboat incident, low margins in international markets, tight liquidity and weak financial metrics in an improved oil and gas operating environment.

•                  During the third quarter of 2011, we performed an interim goodwill assessment in light of events and circumstances adversely impacting the Company at that time.  While we had not fully completed step two of the impairment analysis, we recorded a preliminary goodwill impairment charge of $40.0 million.  During the fourth quarter of 2011, we finalized the goodwill impairment analysis, which resulted in an additional goodwill impairment charge of $92.4 million.  Accordingly, at December 31, 2011, we had no goodwill.  These charges are included in asset impairments in our consolidated statement of operations.  See discussion under “— Goodwill Impairment Assessment” below.

•                  On November 22, 2011, one of our subsidiaries in Latin America entered into a short-term project financing agreement secured by the cash flows generated by the underlying project contract.  The maximum credit available under this agreement is $7.6 million of which $2.1 million was outstanding at December 31, 2011.

•                  On December 16, 2011, we were notified that S&P had further downgraded Geokinetics’ credit rating to CCC-, citing its expectations of weaker operating measures compared to our peers and reduced liquidity in the near future.

•                  We engaged a financial advisor to assist us with evaluating capital structure alternatives, including recapitalization opportunities that may include a restructuring of our outstanding debt or equity securities.

•                  On March 15, 2012, we entered into a purchase and sale agreement with Seismic Exchange, Inc. (“SEI”) pursuant to which we agreed to sell to SEI certain North American seismic data in exchange for $10.0 million in cash.  Under the agreement, the Company will retain specified percentages of the net revenues generated and collected on the seismic data to be sold to SEI for a period of five years.  The closing of the transaction is subject to the satisfaction of certain conditions to closing. See “— Liquidity and Capital Resources — Liquidity and Industry Concerns.”

•                  On March 16, 2012, we entered into a commitment letter with Avista and an affiliate of Avista to provide up to an additional $10.0 million in debt financing until January 1, 2013.  Avista’s obligations under the commitment letter are subject to the execution and delivery of definitive documents and other closing conditions. See “— Liquidity and Capital Resources — Liquidity and Industry Concerns.”

During 2010 and the beginning of 2011, we kept our crews in ready mode and operating decisions and job functions were decentralized into our various operating regions.  These two factors, along with unfavorable circumstances on one particular job towards the end of 2010, caused significant losses and a cash drain which impacted us through the second quarter of 2011.  Subsequently, we revised our strategy and returned to our method of immediately shutting down our crew, eliminating any excess personnel and returning equipment to a strategic base ready for the next opportunity when they were not being utilized on projects.  We also centralized our management services which we believe provided a higher level of service at a lower cost.  However, during the third quarter of 2011, a liftboat which we had contracted to support an OBC project in the Bay of Campeche, Mexico, was disabled due to inclement weather resulting in the crew abandoning the vessel.  There were fatalities to two of our employees and two contractors and operations on the project were suspended by the client during the investigation and evaluation of the incident.  While the suspension of the OBC project in the Bay of Campeche, Mexico, was lifted at the end of November 2011, the suspension resulted in lost revenues from the contract and increased costs in connection with the incident, as well as costs to maintain the crew and equipment in place.

In light of the circumstances mentioned above, our main focus during 2011 was cash management and we believed we could best achieve this goal by limiting our exposure to countries and regions that do not offer long term and/or continuous new job opportunities.  As a result, during the fourth quarter of 2011, we made the decision to close some of our regional offices and exit certain operations around the world, primarily in Africa and the Middle East, where our long-term prospects for profitability were not in line with our business goals.  If conditions change, we will reassess opportunities as they arise.  Cash management will continue to be our focus in 2012 and we are executing on actions designed to improve our liquidity position while maintaining our long-term commitment to providing high quality seismic data acquisition services.  These actions include cost reductions, potential sales of additional assets, further centralization of bidding and management services to provide a higher level of control over costs and bidding on seismic acquisition services under careful consideration of required capital expenditures for additional equipment or restrictions in cash required for bid or performance bonds.

While revenues, backlog and operating cash flows increased during 2011 compared to 2010, we continued to incur operating losses due to delays in project commencements, low international asset utilization and the Mexico liftboat incident, resulting in serious concerns about our liquidity at the end of 2011 and continuing into 2012.  To address these liquidity concerns, management has instituted a number of steps, discussed below under “Liquidity and Industry Concerns”, which we believe will improve the Company’s liquidity position if successfully implemented in the near term as well as long term.  If these steps are unsuccessful in the future or we experience a further deterioration of our business or another adverse event occurs with respect us or our operations, we may not have sufficient liquidity to meet our ongoing operating expenses and debt service obligations under the Whitebox Revolving Credit Facility or the Notes, all of which would have a material adverse effect.  This may force us to further curtail existing operations, reduce or delay capital expenditures or sell assets to meet our operating and debt service obligations and we could be forced to take other actions, including a restructuring of our existing indebtedness and capital structure to address our ongoing liquidity issues.  See our discussion under “— Liquidity and Capital Resources — Liquidity and Industry Concerns” below.

Goodwill Impairment Assessment

Accounting guidance requires intangible assets with indefinite lives, including goodwill, be evaluated on an annual basis for impairment or more frequently if an event occurs or circumstances change which could potentially result in an impairment.  We historically performed our annual impairment assessment as of December 31.  As required by applicable accounting guidance, we performed a two-step impairment test for goodwill.

Given certain events taking place primarily during the third quarter of 2011, including the Mexico liftboat incident, a sustained decline in our market capitalization and the credit rating downgrades, we concluded that there were sufficient indicators to require an interim goodwill impairment analysis.  While we had not fully completed step two of the interim impairment analysis of goodwill prior to the filing of our September 30, 2011 Form 10-Q, we recorded at that time a preliminary goodwill impairment charge of $40.0 million, representing the best estimate within the range of the estimated impairment loss at that time.  We finalized step two of the goodwill impairment analysis during the fourth quarter of 2011, which resulted in the recognition of an additional impairment charge of $92.4 million.  Accordingly, at December 31, 2011 we had no goodwill.  These charges are included in asset impairments in our consolidated statement of operations.  See note 4(d) to our consolidated financial statements for our discussion of the most significant estimates and assumptions used in this analysis.

Acquisition of PGS Onshore

In February 2010, we closed the acquisition of PGS Onshore for a purchase price of $202.8 million, consisting of $183.4 million of cash and 2.15 million shares of our common stock.  See note 3 to our interim condensed consolidated financial statements.  To finance this acquisition, in December 2009, we issued 4.0 million shares of common stock for net cash proceeds of $34.0 million and $300.0 million of Notes for net cash proceeds of $294.3 million.  See note 6 to our consolidated financial statements.

The following table presents consolidated income statement information for the year ended December 31, 2011 and pro forma consolidated income statement information for the year ended December 31, 2010, as if the acquisition of PGS Onshore had occurred at the beginning of the period (in thousands):

	2011	2010
	Actual	Pro Forma
		(Unaudited)
Total revenue	$763,729	$578,757
Loss from operations	$(208,298)	$(97,292)
Net loss	$(222,053)	$(145,905)
Preferred dividends and accretion of discount on preferred stock	$(9,198)	$(8,850)
Loss applicable to common stockholders	$(231,251)	$(154,755)
Basic and diluted net loss per common share	$(12.70)	$(8.87)

Liquidity and Capital Resources

Liquidity and Industry Concerns

While revenues, backlog and operating cash flows increased during 2011 compared to 2010, we continued to incur operating losses primarily due to delays in project commencements, low international asset utilization and the temporary suspension by the client of one of our seismic acquisition contracts in Mexico due to the liftboat incident.  These events caused a reduction in our available liquidity.  In addition, the terms of our Notes and the Whitebox Revolving Credit Facility limit our ability to incur additional indebtedness, and the depressed market for our stock and the terms of our preferred stock limit our ability to access the equity capital markets.

In response to these events, we are evaluating our strategic alternatives and have initiated actions designed to improve our liquidity position by giving priority to generating cash flows while maintaining our long-term commitment to providing high quality seismic data acquisition services.  These actions have included:

•                  A focus on cost reductions,

•                  The rationalization of operating locations resulting in the decision to close some of our Africa and Middle East regional offices and operations,

•                  The identification of additional assets for potential sale,

•                  The centralization of our bidding and management services processes to provide a higher level of control over costs, and

•                  A focus on bidding for seismic acquisition services under careful consideration of required capital expenditures for additional equipment or the restrictions in cash required for bid or posting of performance or bid bonds.

The suspension of the OBC project in the Bay of Campeche, Mexico, was lifted at the end of November 2011, with recording recommencing thereafter.

On March 15, 2012, we entered into a purchase and sale agreement pursuant to which we agreed to sell to SEI certain North American seismic data in exchange for $10.0 million in cash.  Under the agreement, we will retain specified percentages of the net revenues generated and collected on the seismic data to be sold to SEI for a period of five years.  The closing of the transaction is subject to the satisfaction of certain conditions to closing.

On March 16, 2012, we entered into a commitment letter (the “Commitment Letter”) with Avista and an affiliate of Avista (collectively, the “Avista Financing Parties”) to obtain debt financing from the Avista Financing Parties until January 1, 2013.  Pursuant to the terms of the Commitment Letter, at our election from time to time, the Avista Financing parties agreed to (i) purchase up to an additional $10 million in aggregate principal amount of Notes (the “U.S. Notes”) and (ii) enter into foreign loan facilities (the “Foreign Notes” and, collectively with the U.S. Notes, the “Additional Avista Notes”) to be secured by the assets of certain of our non-U.S. subsidiaries that would be drawn down from time to time concurrently with the purchase by the Avista Financing Parties of any U.S. Notes (the “Commitment”).  In the event that we elect to exercise our right to have the Avista Financing Parties purchase any Additional Avista Notes, we will be obligated to deliver U.S. Notes with a principal amount equal to the amount of the purchase price and Foreign Notes in an aggregate principal amount equal to 80% of such purchase price, allocated among the Foreign Notes as directed by the Avista Financing Parties.

The obligations of the Avista Financing Parties under the Commitment Letter are subject to the execution and delivery of definitive documents and other closing conditions.  In consideration for their obligations under the Commitment Letter, we paid the Avista Financing Parties a fee of $0.3 million at the time the Commitment Letter was executed and are obligated to deliver either warrants to purchase 190,000 shares of the Company’s common stock or its cash equivalent value at the earlier of a purchase of any Additional Avista Notes or June 30, 2012 (unless the Commitment is terminated earlier than June 30, 2012 and prior to any such purchase).  We will also be obligated to deliver warrants to purchase an additional 190,000 shares of the Company’s common stock or its cash equivalent value, at our election, at each of June 30, 2012, September 30, 2012 and December 31, 2012 if the Commitment or any Notes remain outstanding as of the applicable foregoing dates.  Certain of the financing transactions under the Commitment Letter are subject to a right of first refusal in favor of certain of our existing senior lenders, the exercise of which right would cause the Commitment Letter to terminate and require that we issue to Avista warrants to purchase 190,000 shares of common stock or its cash equivalent value, at our election.

In accordance with the terms of the Commitment Letter, the warrants issued in connection with the transactions contemplated under the Commitment will have an exercise price of $0.01 per share of common stock and otherwise will be issued with terms substantially similar to the warrants we issued to the Avista Financing Parties in 2010.

Management believes that liquidity will be further improved throughout 2012 by the closing of some of our offices and operations around the world where we had incurred losses, as well as the continued execution of further cost reductions resulting from the implementation of the other actions described above.  However, any other adverse development could have a material adverse effect on our liquidity and financial condition.  If we are unable to successfully continue to implement some or all of the actions described above in the foreseeable future we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness.  These alternatives may not be successful, and we could face a substantial liquidity shortfall and might be required to dispose of certain assets or operations or take other actions to meet our operating and debt service obligations.  The failure to meet our debt service obligations would constitute an event of default under the Whitebox Revolving Credit Facility and the Notes, and the Lenders or Notes holders could declare all amounts outstanding under the Whitebox Revolving Credit Facility or Notes to be immediately due and payable.  In such event, we would likely be forced to pursue a restructuring of our indebtedness and capital structure.  For additional discussion of the risks associated with our high levels of indebtedness and current liquidity issues, please see the discussion under “Risk Factors” in Item 1A of this Form 10-K.

Liquidity

Our primary sources of cash flows are those generated by our seismic data acquisition and seismic data processing and integrated reservoir geosciences segments, issuances of debt and equity securities, equipment financing and trade credit.  Our primary uses of cash are operating expenses associated with our seismic data acquisition and seismic data processing and integrated reservoir geosciences segments, capital expenditures associated with upgrading and expanding our capital asset base and debt service.

At December 31, 2011, we had available liquidity as follows (in thousands):

Available cash:
Cash and cash equivalents	$44,647
Undrawn borrowing capacity under the Whitebox Revolving Credit Facility	—
Undrawn borrowing capacity under short-term project financing agreement	5,553
Net available liquidity at December 31, 2011 (1)	$50,200

(1) Includes approximately $10.5 million designated for multi-client investments, which is not fully available for current obligations.

We have certain foreign overdraft facilities in the amount of $2.4 million of which $0 million was drawn at December 31, 2011.  Due to the limitations on our ability to remit funds to the United States, amounts under these facilities have been excluded in the available liquidity table above.

The following table summarizes certain measures of liquidity at December 31, 2011 and 2010, as well as our sources/uses of capital for the years ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2011	2010
Cash and cash equivalents (end of period)	$44,647	$42,851
Working capital (end of period)	$23,077	$44,406
Cash provided by (used in) operating activities	$59,474	$31,536
Cash provided by (used in) investing activities	$(82,003)	$20,703
Cash provided by (used in) financing activities	$24,325	$(19,564)
Capital expenditures (including capital leases, if applicable)	$(25,042)	$(47,673)
Investment in multi-client data library	$(70,115)	$(51,035)
Cash paid for interest	$34,946	$31,356
Cash paid for taxes	$6,721	$11,464

Cash provided by (used in) operating activities

Net cash provided by operating activities totaled $59.5 million for year ended December 31, 2011, compared to net cash provided by operating activities of $31.5 million for the same period during 2010.  The increase in operational cash flow was primarily the result of improved operating results in our multi-client seismic data acquisition business and changes in working capital for the 2011 period compared to the same period in 2010.

Cash provided by (used in) investing activities

Net cash used in investing activities totaled $82.0 million for the year ended December 31, 2011, compared to net cash provided by investing activities of $20.7 million for the same period during 2010.  The cash outflow during 2011 primarily resulted from our investments in our multi-client seismic data library and capital expenditures (excluding capital leases) which totaled $88.7 million, partially offset by $5.9 million in net proceeds received related to the sale of an interest in a Colombian investment.  The inflow during the 2010 period primarily resulted from changes in restricted cash of $303.8 million, offset by net cash used for the acquisition of PGS Onshore of $180.8 million and investments in our multi-client seismic data library and capital expenditures (excluding capital leases) which totaled $98.7 million.

Cash provided by (used in) financing activities

Net cash provided by financing activities totaled $24.3 million for the year ended December 31, 2011, as compared to net cash used in financing activities of $19.6 million for the same period during 2010.  The cash inflow during the 2011 period represents primarily borrowings on the RBC Revolving Credit Facility during the first quarter and borrowings on the Whitebox Revolving Credit Facility during the second quarter offset by the extinguishment of the RBC Revolving Credit Facility on May 24, 2011.  The cash outflow during the 2010 period primarily represents amounts used for repayment of substantially all of our pre-acquisition debt, except for the Notes, on the date of the acquisition of PGS Onshore.

Other

During 2011, we had an operating loss of $208.3 million, while our cash flow from operating activities was $59.5 million.  The difference of $267.8 million is primarily due to non-cash depreciation and amortization charges and asset impairment charges of $158.4 million and $134.8 million, respectively. The cash generated by our operations, the proceeds from the Whitebox Revolving Credit Facility and the proceeds from the sale of certain non-core assets provided the liquidity needed to meet our investing and financing needs during 2011.

Capital Resources

See notes 6, 7 and 9 to our consolidated financial statements for additional discussion on our debt, our mandatorily redeemable preferred stock and our preferred stock, respectively.

Financing Provided by Related Parties

On March 16, 2012, we entered into the Commitment Letter with the Avista Financing Parties to obtain debt financing until January 1, 2013.  Pursuant to the terms of the Commitment Letter, at our election from time to time, the Avista Financing parties agreed to (i) purchase up to an additional $10 million in aggregate principal amount of U.S. Notes and (ii) enter into Foreign Notes to be secured by the assets of certain of our non-U.S. subsidiaries that would be drawn down from time to time concurrently with the purchase by the Avista Financing Parties of any U.S. Notes.  In the event that we elect to exercise our right to have the Avista Financing Parties purchase any Additional Avista Notes, we will be obligated to deliver U.S. Notes with a principal amount equal to the amount of the purchase price and Foreign Notes in an aggregate principal amount equal to 80% of such purchase price, allocated among the Foreign Notes as directed by the Avista Financing Parties.

The obligations of the Avista Financing Parties under the Commitment Letter are subject to the execution and delivery of definitive documents and other closing conditions.  In consideration for their obligations under the Commitment Letter, we paid the Avista Financing Parties a fee of $0.3 million at the time the Commitment Letter was executed and are obligated to deliver either warrants to purchase 190,000 shares of the Company’s common stock or its cash equivalent value, at our election, at the earlier of a purchase of any Additional Avista Notes or June 30, 2012 (unless the Commitment is terminated earlier than June 30, 2012 and prior to any such purchase).  We will also be obligated to deliver warrants to purchase an additional 190,000 shares of the Company’s common stock or its cash equivalent value, at our election, at each of June 30, 2012, September 30, 2012 and December 31, 2012 if the Commitment or any Notes remain outstanding as of the applicable foregoing dates.  Certain of the financing transactions under the Commitment Letter are subject to a right of first refusal in favor of certain of our existing senior lenders, the exercise of which right would cause the Commitment Letter to terminate and require that we issue to Avista warrants to purchase 190,000 shares of common stock or its cash equivalent value, at our election.

In accordance with the terms of the Commitment Letter, the warrants issued in connection with the transactions contemplated under the Commitment will have an exercise price of $0.01 per share of common stock and otherwise will be issued with terms substantially similar to the warrants we issued to the Avista Financing Parties in 2010.

Whitebox Revolving Credit Facility

On May 24, 2011, the RBC Revolving Credit Facility was assigned to the Lenders.  Upon the assignment of the RBC Revolving Credit Facility to the Lenders, we borrowed $48.3 million under the credit facility, used to repay the RBC Revolving Credit Facility and for general working capital purposes.

We entered into a $50.0 million amended and restated credit agreement for the Whitebox Revolving Credit Facility with the Lenders on August 12, 2011.  In connection with this agreement, we paid a closing fee of $1.7 million in cash.  In addition, we paid a $4.0 million advisory fee by issuing 1,041,668 shares of our common stock (“Advisory Shares”) valued at $3.84 per share, or 95% of the volume weighted average price of the common stock over the trailing 10-day period following the execution of the amended and restated credit agreement.  The stock was issued on August 29, 2011.  The issuance of the Advisory Shares impacted the conversion and exercise prices of the Series B Preferred Stock, the 2008 Warrants and the 2010 Warrants, which are subject to an anti-dilution adjustment in the event the Company issues shares of common stock for a consideration less than the applicable conversion or exercise price.  The conversion price of the Series B Preferred Stock and the exercise price of the 2008 Warrants were reduced to $15.95 per share and $9.05 per share, respectively, in accordance with an anti-dilution formula and the exercise price of the 2010 Warrants was reduced to $3.84 per share, or the issue price of the Advisory Shares.  The closing fee and the advisory fee were recorded as deferred financing costs and will be amortized through the maturity date of this agreement.

Borrowings outstanding under the facility bear interest at 11.125%; amounts in excess of the amount outstanding and the total amount available of $50.0 million are subject to an unused commitment fee of 11.125%.  Accordingly, we will incur interest costs of approximately $5.6 million per year in connection with the Whitebox Revolving Credit Facility regardless of our borrowing level.  The facility does not provide for the issuance of letters of credit and will mature on September 1, 2014.  Borrowings under the facility are secured by certain of our and our subsidiaries’ U.S. assets and the pledge of a portion of the stock of certain of our foreign subsidiaries.  There are no scheduled amortization or commitment reductions prior to maturity but we are required to prepay the facility with proceeds from certain asset sales.  We have the option to prepay the facility upon the issuance of certain equity securities or after the first year, subject to a reduction fee schedule.  The facility has no financial maintenance covenants.

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

Short-term Project Financing — Line of Credit Agreement

On November 22, 2011, one of our subsidiaries in Latin America entered into a short-term project financing agreement secured by the cash flows generated by the underlying project contract.  The cash inflows and outflows associated with this agreement and the underlying project contract are managed through a trust specifically set up for this purpose and required by the agreement.  The trust’s financial statements as of December 31, 2011 have been fully consolidated with those of our subsidiary and reflected accordingly.  The trust’s cash balance at December 31, 2011 of $0.2 million is classified as restricted cash in our consolidated balance sheet.  The maximum credit available under this agreement is $7.6 million of which $2.1 million was outstanding at December 31, 2011.

Disbursements under the line of credit agreement are subject to a fee of 3.0% plus VAT and borrowings outstanding under this agreement bear interest at 8.0% plus one-month LIBOR rate, which was 8.45% at December 31, 2011.  The agreement matures on December 17, 2012 and certain financial covenants apply as long as amounts remain outstanding under the agreement.  The Company’s subsidiary was not in compliance with these covenants at December 31, 2011 and subsequently secured a waiver through December 31, 2012.

Capital Lease Obligations and Vendor Financing

From time to time we enter into capital leases and vendor financing arrangements to purchase certain equipment.  During the year ended December 31, 2011, we entered into various capital leases, all due in 2014, for certain transportation equipment for a total purchase amount of $6.5 million.  See note 6 to our consolidated financial statements.

Future Capital Expenditures

As discussed above, we have made, and expect to continue to make, investments in capital expenditures.  In 2011, we made $25.0 million in capital expenditures (including capital leases), primarily for expenditures to extend the useful life of equipment and facilities.  For 2012, we expect our capital expenditures to be approximately $27.0 million, plus approved multi-client investments, the majority of which are pre-funded.  Subject to our liquidity limitations, we plan these investments in 2012 to be primarily on expenditures to extend the useful life of other equipment and facilities for our seismic data acquisition segment with a smaller portion targeted towards acquiring new equipment for our seismic data processing and integrated reservoir geosciences segment.

Meeting Our Liquidity Needs

We anticipate that our current cash balances and cash flows from operations in 2012, combined with potential additional asset sales and the impact from management’s other actions discussed above under “— Liquidity and Capital Resources — Liquidity and Industry Concerns”,  improvement of international assets utilization and improvement from profit margins from operations will be adequate to meet our liquidity needs during 2012.  This expectation, however, is subject to risks that the assumptions used to prepare our forecasts will not be achieved and that we obtain any necessary consents or approvals and even a small deviation from these assumptions could impair our ability to meet our liquidity needs given our already tight liquidity conditions.  Certain of these risks are described under “—Item 1A. Risk Factors”.

Inflation and Competitive Pricing

We do not believe that inflation has had a significant effect on our business, financial condition, or results of operations during the most recent three years.

In times of decreased demand, our business is subject to increased price competition.  Increased competition could result in downward pricing pressure and the loss of market share.

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

Results of Operations

We primarily segregate our business into two reportable segments: seismic data acquisition and seismic data processing and integrated reservoir geosciences.  We further break down our seismic data acquisition segment into three reporting units: North America proprietary seismic data acquisition, international proprietary seismic data acquisition and multi-client data acquisition business.  The North America and international proprietary seismic data acquisition reporting units acquire data for customers by conducting specific seismic shooting operations for customers worldwide.  The multi-client seismic data acquisition business licenses fully or jointly owned seismic data, covering areas in the United States, Canada and Brazil.  The seismic data processing and integrated reservoir geosciences segment operates processing centers in Houston, Texas and London, United Kingdom to process seismic data for oil and gas exploration companies worldwide.

Summary of Overall Performance for 2011

Our revenues for 2011 increased significantly from 2010, reflecting an increase in seismic data acquisition work.  We believe this increase in seismic acquisition activity reflects higher demand for oil and gas as well as improved market conditions, primarily in the United States and Canada.  While our operating expenses grew to reflect the increased level of activity during 2011, we also experienced higher operating costs due to a variety of reasons as explained below, causing our operating results to be well below expectations and increasing our net loss.

Results of Operations for Year Ended December 31, 2011 compared to 2010

Operating Revenues.  Consolidated revenues for the year ended December 31, 2011 totaled $763.7 million compared to $558.1 million for the same period in 2010, an increase of 37%.  The increase was attributable to increased activity due to improved market fundamentals in North America, increased contribution from the multi-client data acquisition business in the United States, higher asset utilization in certain international regions and the addition of PGS Onshore assets.

For the year ended December 31, 2011, seismic data acquisition revenue totaled $755.1 million compared to $549.1 million for the same period in 2010, an increase of 38%.  This increase in seismic data acquisition revenue was a result of an increase of $113.7 million in our international proprietary seismic data acquisition operations, an increase of $43.9 million in our North America proprietary seismic data acquisition operations and an increase of $48.4 million in our multi-client seismic data acquisition business.

North America proprietary seismic data acquisition revenues for the year ended December 31, 2011 totaled $172.7 million, or 23% of consolidated seismic data acquisition revenue, compared to $128.8 million, or 23% of consolidated seismic data acquisition revenue, for the same period in 2010.  The dollar increase was primarily the result of improved market conditions in the United States, increased activity in our Canadian operations and an overall increase in third-party reimbursable charges primarily resulting from variations in the usage mix of specialized survey technologies versus dynamite energy sources as compared to 2010.

International proprietary seismic data acquisition revenues for the year ended December 31, 2011 totaled $462.9 million, or 61% of consolidated seismic data acquisition revenue, compared to $349.2 million, or 64% of consolidated seismic data acquisition revenue, for the same period in 2010.  The increase in revenues was attributed to increased activity due to improved market conditions or changes in the types of surveys performed in Brunei, Australia, Malaysia, Angola, Algeria, UAE, Brazil, Bolivia, Mexico and Peru partially offset by a decrease in activity or changes in the types of surveys performed in Bangladesh, Indonesia, Egypt, Libya, Gabon, Cameroon, Colombia and Trinidad.

Multi-client seismic data acquisition revenues for the year ended December 31, 2011 totaled $119.5 million, or 16% of consolidated seismic data acquisition revenue, compared to $71.1 million or 13% of consolidated seismic data acquisition revenue, for the same period in 2010.  The dollar increase was primarily the result of increased pre-funding activity in the Midwestern U.S. during 2011, partially offset by a decrease in data library late sales driven primarily by the decline in natural gas prices during 2011 which has impacted our customers’ interest in certain regions.

Seismic data processing and integrated reservoir geosciences revenues increased to $14.1 million for the year ended December 31, 2011, from $11.8 million for the same period in 2010.  The increase was primarily the result of increased volume, improved pricing and business mix factors.

The revenue information above includes inter-segment revenues between seismic data processing and integrated reservoir geosciences and other segments totaling $5.5 million and $2.8 million for the years ended December 31, 2011 and 2010, respectively.

Operating Expenses.  Consolidated direct operating costs totaled $603.3 million for the year ended December 31, 2011, compared to $455.9 million for the same period in 2010, an increase of 32%.  The increase was primarily a reflection of increased activity across all areas.

Seismic data acquisition operating expenses totaled $596.9 million for the year ended December 31, 2011, compared to $447.0 million for the same period in 2010, an increase of 34%.  Seismic data acquisition operating expenses as a percentage of seismic data acquisition revenue were 79% for the year ended December 31, 2011, as compared to 81% for the same period in 2010.

North America proprietary seismic data acquisition operating expenses for the year ended December 31, 2011 totaled $141.0 million, or 82% of North America proprietary seismic data acquisition revenue, compared to $118.9 million, or 92% of North America proprietary seismic data acquisition revenue, for the same period in 2010.  The decrease in expenses as a percentage of revenues is a reflection of improved pricing and improved crew utilization and productivity.  The dollar increase is primarily the result of increased sales volume and an overall increase in third-party reimbursable charges resulting from variations in the usage mix of specialized survey technologies versus dynamite energy sources as compared to 2010.

International proprietary seismic data acquisition operating expenses for the year ended December 31, 2011 totaled $455.4 million, or 98% of international seismic data acquisition revenue, compared to $326.4 million, or 93% of international seismic data acquisition revenue, for the same period in 2010.  The dollar increase in operating expenses was primarily the result of increased activity or changes in the types of surveys performed in Brunei, Australia, Angola, Algeria, UAE, Brazil, Bolivia, Mexico and Peru.  Operating expenses in Australia were also affected by delays caused by inclement weather, which led to postponement in obtaining necessary environmental permits and client requests.  Additionally, operating expenses were impacted by increased idle time due to civil unrest in North Africa, weather downtime in Mexico and Brazil during the first six months of 2011, weather downtime in Peru during the fourth quarter of 2011, additional operating costs in Mexico following the liftboat incident and a provision related to certain employment taxes for third country nationals performing work in certain countries.

We capitalize the majority of operating costs directly associated with acquiring and processing multi-client data and amortize them based on a specific formula driven by actual sales and expected late sales.  Costs that are not capitalized generally represent costs incurred to deliver the projects’ data and certain expenses reimbursed by our clients.  These costs totaled $0.5 million and $1.7 million for the years ended December 31, 2011 and 2010, respectively.  See Depreciation and Amortization below for discussion on our multi-client seismic data acquisition business amortization expense.

Seismic data processing and integrated reservoir geosciences operating expenses totaled $11.9 million, or 84% of seismic data processing and integrated reservoir geosciences revenue for the year ended December 31, 2011, compared to $11.7 million, or 99% of seismic data processing and integrated reservoir geosciences revenue for the same period in 2010.  With improved business mix and productivity factors during 2011, expenses were stable while revenue grew 19%.

The expense information above includes inter-segment expense between seismic data processing and integrated reservoir geosciences and other segments totaling $5.5 million and $2.8 million for the years ended December 31, 2011 and 2010, respectively.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the year ended December 31, 2011 totaled $158.4 million, compared to $112.9 million for the same period in 2010, an increase of $45.5 million, or 40%.  The increase was primarily the result of the expansion and increased sales of our multi-client data library.  Amortization of multi-client data for the year ended December 31, 2011 totaled $85.0 million, or approximately 71% of multi-client revenues, compared to $38.0 million, or approximately 53% of multi-client revenues for the same period in 2010.  The increase as a percentage of multi-client revenues is primarily the result of a higher volume of pre-funded projects which had higher amortization rates and lower late sales during 2011 as compared to 2010.

General and Administrative Expense.  General and administrative expense for the year ended December 31, 2011 totaled $75.6 million, or 10% of revenues, compared to $81.4 million, or 15% of revenues for the same period in 2010.  The dollar decrease was primarily the result of a decrease in contract services and certain professional fees as well as the absence of integration costs incurred in 2010 related to the acquisition of PGS Onshore, which amounted to $5.2 million.  The decrease in expenses was partially offset by increased salary expense.

Asset Impairments.  During the year ended December 31, 2011, we recorded an impairment charge related to our multi-client seismic data library of $2.4 million and goodwill impairment charges totaling $132.4 million.  See “Goodwill Impairment Assessment” above and note 4(d) to our consolidated financial statements.

Interest Expense, Net.  Interest expense, net of interest income, for the year ended December 31, 2011 totaled $47.5 million, compared to $37.8 million for the same period in 2010.  The increase was primarily the result of interest expense associated with our Series D Preferred Stock issued in December 2010 and additional interest expense associated with the RBC Revolving Credit Facility and the Whitebox Revolving Credit Facility.  Interest expense includes dividends on mandatorily redeemable preferred stock.

Change in Fair Value of Derivative Liabilities.  The gain in the fair value of our derivative liabilities for the year ended December 31, 2011 totaled $33.3 million, compared to a loss of $6.4 million for the same period in 2010.  The fair values of our derivatives liabilities are subject to material changes primarily associated with fluctuations in the market value of our common stock which declined from $9.29 per share at December 31, 2010 to $2.15 per share at December 31, 2011.  When the value of our stock increases, so does the value of the derivative liabilities.  Additionally, the change in fair value of our derivative liabilities during the year ended December 31, 2011 reflects the adjustments to the conversion price of the Series B-1 Preferred Stock and the exercise prices of the 2008 and 2010 Warrants associated with the issuance of the Advisory Shares on August 29, 2011.

Foreign Exchange Gains/Losses.  Foreign exchange net loss for the year ended December 31, 2011 totaled $2.3 million, compared to a net gain of $0.4 million for the same period in 2010.  The net loss in 2011 was primarily the result of exchange rates weakening in the Latin America region, where local currency denominated monetary assets exceeded our local currency denominated monetary liabilities.

Other, Income Net.  Other income, net for the year ended December 31, 2011 totaled $4.9 million, compared to $2.1 million for the same period in 2010.  The increase was primarily the result of the $5.6 million gain on the sale of a Colombian subsidiary recorded in the third quarter of 2011 partially offset by a $1.1 million of deferred financing costs written off in connection with the early extinguishment of the RBC Revolving Credit Facility.  During the second quarter of 2011, we experienced a loss of certain equipment as a result of a wild fire in Colorado, in the United States.  During the year ended December 31, 2011, we recorded a net loss of $0.2 million related to this event, which includes insurance proceeds received of $1.5 million.  We received additional insurance proceeds of $2.1 million during the first quarter of 2012 related to this event.  All insurance proceeds will be used to replace the lost equipment.

Income Tax Expense.  Income tax expense totaled $2.0 million for the year ended December 31, 2011, compared to $4.8 million for the same period in 2010.  The change was primarily due to decreases in foreign withholding and deemed profits taxes.

Adjusted EBITDA and Net Loss.  Consolidated Adjusted EBITDA (as defined below) totaled $84.8 million for the year ended December 31, 2011, compared to $20.8 million for the same period in 2010.  The increase was primarily the result of higher activity in the United States, including increased contribution from our multi-client seismic data acquisition business and increased activity in Brunei, Australia, Algeria, UAE, Brazil, Mexico, Peru and Trinidad combined with increased activity and higher than expected operating expenses in Indonesia and Angola.  Additionally, general and administrative expenses decreased primarily due to the absence of integration costs incurred in 2010 related to the acquisition of PGS Onshore, which totaled $5.2 million.

North America proprietary seismic data acquisition Adjusted EBITDA for the year ended December 31, 2011 totaled $24.3 million compared to $4.1 million for the same period in 2010.  The increase was primarily the result of improved pricing and improved crew productivity in 2011 as compared to 2010.

International proprietary seismic data acquisition Adjusted EBITDA for the year ended December 31, 2011 totaled $(20.8) million compared to $(4.1) million for the same period in 2010.  The loss increase was primarily the result of changes in the types of surveys performed in 2011 which had lower margins coupled with the impact of additional costs incurred as a result of weather delays and constraints in Australia and Peru, civil unrest in North Africa, costs incurred following the liftboat incident in Mexico and a provision related to the potential liability for employment taxes for third country nationals performing work in certain countries.

Multi-client seismic data acquisition Adjusted EBITDA for the year ended December 31, 2011 totaled $117.0 million compared to $68.3 million for the same period in 2010.  The increase was primarily the result of increased pre-funding activity in 2011 as compared to 2010.

Seismic data processing and integrated reservoir geosciences Adjusted EBITDA for the year ended December 31, 2011 totaled $2.1 million compared to $0 million for the same period in 2010.  The increase was primarily the result of improved business mix, pricing and productivity factors.

The corporate components of our operations are not considered a separate operating segment.

We had a loss applicable to common stockholders of $231.3 million, or ($12.70) per common share, for the year ended December 31, 2011, compared to a loss applicable to common stockholders of $147.5 million, or ($8.46) per common share, for the same period in 2010.  The increase in our net loss applicable to common stock holders resulted primarily from the same variables impacting Adjusted EBITDA, the increase in multi-client amortization expense, the increase in interest expense and the goodwill and multi-client data library impairment charges offset by gains in the fair value of our derivative liabilities and gains on the sale of certain non-core assets, all described above.

We define Adjusted EBITDA as Net Income (Loss) (the most directly generally accepted accounting principle or “GAAP” financial measure) before Interest, Taxes, Other Income (Expense) (including foreign exchange gains/losses, loss on early redemption of debt, gains/losses from changes in fair value of derivative liabilities and other income/expense), Asset Impairments and Depreciation and Amortization.  “Adjusted EBITDA”, as used and defined by us, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with GAAP.  Adjusted EBITDA should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by or used in operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP.  However, we believe Adjusted EBITDA is useful to an investor in evaluating our operating performance because this measure: (1) is widely used by investors in the energy industry to measure a company’s operating performance without regard to items excluded from the calculation of such term, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired, among other factors; (2) helps investors to more meaningfully evaluate and compare the results of our operations from period to period by removing the effect of our capital structure and asset base from its operating structure; and (3) is used by our management for various purposes, including as a measure of operating performance, in presentations to our Board of Directors, as a basis for strategic planning and forecasting, and as a component for setting incentive compensation.  There are significant limitations to using Adjusted EBITDA as a measure of performance, including the inability to analyze the effect of certain recurring and non-recurring items that materially affect our net income or loss, and the lack of comparability of results of operations of different companies.

The reconciliation from net loss applicable to common stockholders to Adjusted EBITDA is as follows (in thousands):

	Year Ended December 31,
	2011	2010
Loss applicable to common stockholders	$(231,251)	$(147,534)
Preferred stock dividends and accretion costs	9,198	8,850
Net loss	(222,053)	(138,684)
Provision for income taxes	2,040	4,810
Interest expense, net of interest income	47,540	37,827
Other (income) expense, net (as defined above)	(35,825)	3,991
Asset impairments	134,756	—
Depreciation and amortization (1)	158,388	112,897
Adjusted EBITDA	$84,846	$20,841

(1) Includes $85.0 million and $38.0 million, respectively, in amortization expense related to our multi-client seismic data acquisition business.

Results of Operations for Year Ended December 31, 2010 compared to 2009

Operating Revenues.  Consolidated revenues for the year ended December 31, 2010 totaled $558.1 million as compared to $511.0 million for the same period in 2009, an increase of 9%.  The increase in revenues was primarily driven by the addition of the PGS Onshore operations and the contribution from the multi-client seismic data acquisition business in the U.S.

For the year ended December 31, 2010, seismic data acquisition revenue totaled $549.1 million compared to $500.3 million for the same period in 2009, an increase of 10%.  This increase in seismic data acquisition revenue was a result of an increase of $55.9 million in our North America proprietary seismic data acquisition international operations, a decrease of $67.9 million in our international proprietary seismic data acquisition operations and an increase of $60.8 million in our multi-client seismic data acquisition business.

North America proprietary seismic data acquisition revenues totaled $128.8 million, or 23% of consolidated seismic data acquisition revenue, compared to $72.9 million, or 15% of consolidated seismic data acquisition revenue, for the same period in 2009.  The increase was primarily a result of higher crew utilization.

International seismic data acquisition revenues were negatively impacted by lower utilization rates from a job mix that included less shallow water work, project commencement delays and weather downtime.  International proprietary seismic data acquisition revenues for the year ended December 31, 2010 totaled $349.2 million, or 64% of total seismic data acquisition revenue, compared to $417.1 million, or 83% of total seismic data acquisition related revenue, for the same period in 2009.

Multi-client seismic data acquisition revenues for the year ended December 31, 2010 totaled $71.1 million, or 13% of consolidated seismic data acquisition revenue, compared to $10.3 million, or 2% of consolidated seismic data acquisition revenue, for the same period in 2009.  The increase was primarily the result of increased pre-funding activity as well as increased late sales.

Seismic data processing and integrated reservoir geosciences revenues for the year ended December 31, 2010 totaled $11.8 million compared to $13.2 million for the same period in 2009, a decrease of 11%.  The decline in revenue was the result of depressed pricing in North America and internationally.  Additionally, the revenue generated from proprietary seismic data processing work declined slightly due to our increased focus on multi-client work in the United States.

The revenue information above includes inter-segment revenues between seismic data processing and integrated reservoir geosciences and other segments totaling $2.8 million and $2.5 million for the years ended December 31, 2010 and 2009, respectively.

Operating Expenses.  Consolidated direct operating costs totaled $455.9 million for the year ended December 31, 2010 compared to $372.8 million for the same period in 2009, an increase of 22%.  The increase in operating expense was related to overall increased costs related to operating additional PGS Onshore crews in North America and internationally.

Seismic data acquisition operating expenses totaled $447.0 million for the year ended December 31, 2010 compared to $364.2 million for the same period in 2009, an increase of 23%.  Seismic data acquisition operating expenses as a percentage of revenue were 81% for the year ended December 31, 2010 as compared to 73% for the same period in 2009.  This increase in operating expenses as a percentage of revenue was the result of higher idle costs in international operations coupled with a change in our job mix globally.

North America proprietary seismic data acquisition operating expenses for the year ended December 31, 2010 totaled $118.9 million, or 92% of total North America seismic data acquisition revenue, compared to $66.2 million, or 91% of total North America seismic data acquisition revenue, for the same period in 2009.  The costs as a percentage of revenue increased due to increased operating costs as a result of the PGS Onshore acquisition.

International proprietary seismic data acquisition operating expenses for the year ended December 31, 2010 totaled $326.4 million, or 93% of total international seismic data acquisition revenue, compared to $298.0 million, or 71% of total international seismic data acquisition revenue, for the same period in 2009.  International operating expenses were higher as a result of decreased activity levels due to delays in project awards and project commencements and higher as a percentage of revenue due to certain fixed costs for idle crews and vessels.

We capitalize the majority of operating costs directly associated with acquiring and processing multi-client data and amortize them based on a specific formula driven by actual sales and expected late sales.  Costs that are not capitalized generally represent costs incurred to deliver the projects’ data and certain expenses reimbursed by our clients. These costs totaled $1.7 million and $0.0 million for the years ended December 31, 2010 and 2009, respectively.  See Depreciation and Amortization Expense below for discussion on our multi-client seismic data acquisition business amortization expense.

Seismic data processing and integrated reservoir geosciences operating expenses were slightly higher at $11.7 million for the year ended December 31, 2010 compared to $11.1 million for the same period in 2009.  To remain competitive, we accepted lower margin jobs while processing a higher volume of data during 2010.

The expense information above includes inter-segment expense between seismic data processing and integrated reservoir geosciences and other segments totaling $2.8 million and $2.5 million for the years ended December 31, 2010 and 2009, respectively.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the year ended December 31, 2010 totaled $112.9 million as compared to $56.9 million for the same period in 2009, an increase of $56.0 million or 98%.  This increase was primarily attributable to continued capital expenditures to support international crews along with the amortization of the multi-client data library and the purchase of $104.1 million of PGS Onshore’s fixed assets.  Amortization of multi-client data library for the year ended December 31, 2010 totaled $38.0 million, or approximately 53% of multi-client revenues, compared to $6.6 million, or approximately 64% of multi-client revenues, for the same period in 2009.  The decrease as a percentage of multi-client revenues is primarily the result of a lower rate of amortization on the pre-funded work and higher late sales during 2010 as compared to 2009.

General and Administrative Expenses.  General and administrative expenses for the year ended December 31, 2010 were $81.4 million as compared to $54.9 million for the same period in 2009, an increase of $26.5 million, or 48%.  This increase was primarily due to the costs associated with the integration of the PGS Onshore acquisition including severance costs and higher salary expense associated with increased personnel levels.

Interest Expense.  Interest expense (net of interest income) for the year ended December 31, 2010 increased by $31.9 million, or 541%, to $37.8 million as compared to approximately $5.9 million for the same period in 2009.  This increase was primarily due to interest expense of $32.0 million related to the Notes and respective deferred issue costs and discount accretion.  Interest expense also included a $4.9 million charge related to the mandatorily redeemable preferred stock.

Change in Derivative Liabilities.  The loss in the fair value of our derivative liabilities for the year ended December 31, 2010 was $6.4 million compared to a loss of $7.3 million for the same period in 2009.  The fair values of our derivative liabilities are subject to material changes primarily associated with fluctuations in the market value of our common stock.  When the value of our stock increases, so does the value of the derivative liabilities.

Income Tax Expense.  Provision for income taxes for the year ended December 31, 2010 was $4.8 million, as compared to $23.3 million for the same period in 2009, a decrease of $18.5 million, or 79%.  The decrease was mainly due to losses in foreign jurisdictions.  In addition, we recorded a $0.8 million interest charge during 2010 on the amounts accrued for uncertain tax positions.

Adjusted EBITDA and Net Loss.  Adjusted EBITDA (as defined above) decreased 75% to $20.8 million for 2010 compared to $83.3 million for 2009.  This decrease was due primarily to decreased international revenues combined with decreased activity levels due to delays in project awards and project commencements.  In addition, we had increased expenses from the PGS Onshore acquisition.

North America seismic data acquisition Adjusted EBITDA for the year ended December 31, 2010 totaled $4.1million compared to $(0.2) million for the same period in 2009.  The increase was primarily the result of higher crew utilization.

International seismic data acquisition Adjusted EBITDA for the year ended December 31, 2010 totaled $(4.1) million compared to $98.4 million for the same period in 2009.  The decrease was primarily due to higher operating expenses resulting from delays in project awards and project commencements and higher costs as a percentage of revenue due to certain fixed costs for idle crews and vessels.

Multi-client Adjusted EBITDA for the year ended December 31, 2010 totaled $68.3 million compared to $10.3 million for the same period in 2009.  The increase was primarily the result of increased pre-funding activity as well as increased late sales during 2010.

Seismic data processing and integrated reservoir geosciences Adjusted EBITDA for the year ended December 31, 2010 totaled $0 million compared to $1.9 million for the same period in 2009.  The decrease was primarily the result of depressed pricing in North America and internationally.

The corporate components of our operations are not considered a separate operating segment.

We had a loss applicable to common stockholders of $147.5 million, or ($8.46) per common share, for the year ended December 31, 2010, as compared to a loss applicable to common stockholders of $34.1 million, or ($3.14) per common share, for the same period in 2009.  The increase in our net loss applicable to stockholders resulted primarily from the same variables impacting Adjusted EBITDA as well as the increase in interest expense related to the Notes and the mandatorily redeemable preferred stock (described above).

The reconciliation from net loss applicable to common stockholders to Adjusted EBITDA is as follows (in thousands):

	Year Ended December 31,
	2010	2009
Loss applicable to common stockholders	$(147,534)	$(34,125)
Inducements paid to preferred stockholders	—	9,059
Preferred stock dividends and accretion costs	8,850	12,731
Net loss	(138,684)	(12,335)
Provision for income taxes	4,810	23,252
Interest expense, net of interest income	37,827	5,971
Other (income) expense, net (as defined above)	3,991	9,441
Depreciation and amortization (1)	112,897	56,921
Adjusted EBITDA	$20,841	$83,250

(1) Includes $38.0 million and $6.6 million, respectively, in amortization expense related to our multi-client seismic data acquisition business.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the year ended December 31, 2011 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Contractual Obligations

The following table summarizes our obligations and commitments to make future payments of principal and interest under its long-term debt, capital leases, notes payable, mandatorily redeemable preferred stock and operating leases for the periods specified as of December 31, 2011 (in thousands):

Contractual Obligations Table

	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Long-Term Debt and Capital Lease Obligations	$358,111	$4,543	$353,568	$—	$—
Interest on Long-Term Debt	104,438	34,813	69,625	—	—
Mandatorily Redeemable Preferred Stock(1)	76,186	—	—	76,186	—
Operational Leases(2)	43,790	32,790	8,323	2,242	435
Total	$582,525	$72,146	$431,516	$78,428	$435
Discount on Long-Term Debt and Mandatory Redeemable Preferred Stock	(26,361)
Total, Net of Discount	$556,164

(1)                                  Includes accrued interest.

(2)                                  Includes minimum obligation for marine vessels on renewable 12 month time-charter.  Also includes impact of escalation clauses, as applicable.

Amount of Commitment Expiration Per Period

	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	Over 5 years
Foreign Overdraft Facilities	$2,361	$2,361	$—	$—	$—

During 2011, we entered into various financing activities as further described in “— Liquidity and Capital Resources.”

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

Revenue Recognition

Our services are provided under cancelable service contracts.  Customer contracts for services vary in terms and conditions. Contracts are either “turnkey” or “term” agreements or a combination of the two.  Under turnkey agreements or the turnkey portions thereof, we recognize revenue based upon output measures as work is performed.  This method requires that we recognize revenue based upon quantifiable measures of progress, such as square miles or linear kilometers acquired.  With respect to those contracts where the customer pays separately for the mobilization of equipment, we recognize such mobilization fees as revenue during the performance of the seismic data acquisition, using the same performance method as for the acquisition work.  We also receive revenue for certain third party charges under the terms of the service contracts.  We record amounts billed to customers in revenue as the gross amount including third party charges, if applicable, that are paid by the customer.  Our turnkey or term contracts generally do not contain cancellation provisions that would prevent us from being compensated for work performed prior to cancellation due to work not being met or work not being performed within a particular timeframe.  In some instances, customers are billed in advance of work performed and we recognize the advance billing as deferred revenue.  Taxes collected from customers and remitted to governmental authorities are excluded from our revenues.

We account for multi-client sales as follows:

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

(b)           Late sales—When we grant a license to a customer, the customer is entitled to have access to a specifically defined portion of the multi-client seismic data library.  Our customer’s license payment is fixed and determinable and typically is required at the time that the license is granted.  We recognize revenue for late sales when our customer executes a valid license agreement, has received the underlying data or has the right to access the licensed portion of the data and collection is reasonably assured.

(c)           Sales of data jointly owned by us and partner—We have jointly acquired surveys with a partner whereby we share the costs of acquisition and earn license revenues.  These revenues are recognized as the services are performed on a proportional performance basis provided that all other revenue recognition criteria are satisfied.

Deferred revenue consists primarily of customer payments made in advance of work done, progress billings and mobilization revenue, amortized over the term of the related contract.

Multi-Client Seismic Data Library

We capitalize all costs directly associated with acquiring and processing the seismic data, including the depreciation of the assets used during production of the surveys.  We refer to these costs as our gross multi-client investment.  The capitalized cost of the multi-client data is charged to depreciation and amortization expense in the period the sales occur based on the greater of the percentage of total estimated costs to the total estimated sales in the first five years multiplied by actual sales, known as the sales forecast method, or the straight-line amortization method over five years.  This minimum straight-line amortization is recorded only if minimum amortization exceeds the amortization expense calculated using the sales forecast method.

We periodically review the carrying value of the multi-client seismic data library.  If during any such review, we determine that the future revenue for a multi-client survey is expected to be more or less than the original estimate of total revenue, we decrease or increase (as the case may be) the amortization rate attributable to the future revenue from the multi-client survey.  Furthermore, in connection with the review, we evaluate the recoverability of the multi-client seismic data library, and if required under applicable accounting guidance, we record an impairment charge with respect to the multi-client survey.  During the fourth quarter of 2011, we performed our impairment review of the carrying value of the multi-client seismic data library and determined that a specific multi-client survey was fully impaired.  Accordingly, we recorded an impairment charge of $2.4 million as of December 31, 2011, which is included in asset impairments in our consolidated statement of operations.  There were no impairment charges determined for 2010 or 2009.

Fair Value of Derivative Liabilities and Other Financial Instruments

Accounting guidance defines fair value, establishes a framework for measuring fair value under GAAP and requires certain disclosures about fair value measurements.

We have convertible preferred stock issued and outstanding and common stock warrants issued in connection with a preferred stock issuance in July 2008 and December 2010.  Both the convertible preferred stock conversion feature and the warrants contain a price protection provision (or down-round provision) which reduces their price in the event we issue additional shares at a more favorable price than the strike price.  The fair value of the conversion feature is bifurcated from the host instrument and recognized as a derivative liability on our consolidated balance sheet.  The warrants are also recognized at fair value as a derivative liability on our consolidated balance sheet.  The fair value of the conversion feature, the warrants and other issuance costs of the preferred stock financing transaction, are recognized as a discount to the preferred stock host.  The discount embedded in Series B Preferred Stock is accreted to the preferred stock host from our paid in capital, treated as a deemed dividend, over the period from the issuance date through the earliest redemption date of the preferred stock.  The discount embedded in Series C Preferred Stock and Series D Preferred Stock is accreted to the preferred stock from the period from issuance date through the redemption date and is recorded in interest expense.

We are not a party to any hedge arrangements, commodity swap agreement or other derivative financial instruments.

Goodwill

During 2011, as a result of an interim impairment test as of September 30, 2011, we recorded goodwill impairment charges totaling $132.4 million, which are included in asset impairments in our consolidated statement of operations.  Accordingly, at December 31, 2011, we have no goodwill.  See note 4(d) to our consolidated financial statements.

We historically performed impairment tests on the carrying value of our goodwill on an annual basis as of December 31, or more frequently if events occur or circumstances changed that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Goodwill is tested for impairment at the reporting unit level.  In accordance with the applicable accounting guidance, we performed a two-step impairment test for goodwill.  In the first step of the impairment test the fair value of a reporting unit is compared to its carrying amount, including goodwill, to determine if a potential impairment exists.  If the carrying amount of the reporting unit exceeds its fair value, the second step is performed to measure the amount of impairment by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  Significant judgment is involved in performing these fair value estimates since the results are based on forecasted assumptions.

For the goodwill impairment tests, we used a combination of the discounted cash flow method (income approach) and the subject company market approach.  The discounted cash flow method focuses on expected cash flows.  In applying this approach, the expected cash flow were projected based on assumptions regarding revenues, direct costs, general and administrative expenses, depreciation, applicable income taxes, capital expenditures and working capital requirements for a finite period of years, which was five years in our tests.  The projected cash flows and the terminal value, which was an estimate of the value at the end of the finite period and assumed a long-term growth rate, were then discounted to present value to derive an indication of the value of the reporting unit.  The discount rate used represented the estimated weighted average cost of capital consistent with the risk inherent in our future cash flows.  A higher discount rate decreases the net present value of cash flows.  We also utilized the subject company market approach which made a comparison of our projections to reasonably similar publicly traded companies.  In weighting the results of the different valuation approaches, we placed more emphasis on the income approach.

An estimate of the sensitivity to net income resulting from goodwill impairment calculations is not practicable, given the numerous assumptions that can materially affect the estimates within.

Long-Lived Assets

Estimated useful lives are the mechanism by which we allocate the cost of long-lived assets over the asset’s service period.  The estimated useful lives of our long-lived assets are used to compute depreciation expense and estimate expected future cash flows attributable to an asset for the purposes of impairment testing.  Estimated useful lives are based, in part, on the assumption that we provide an appropriate level of required maintenance expenditures while the assets are still in operation.  Without these continued expenditures, the useful lives of these assets could decrease significantly.

The Company reviews long-lived assets for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds either the fair value or the estimated discounted cash flows of the assets, whichever is more readily measurable.

Contingent Liabilities

We record loss contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated.  We consider loss contingency estimates to be critical accounting estimates because they entail significant judgment regarding probabilities and ranges of exposure, and the ultimate outcome of the proceedings is unknown and could have a material adverse effect on our results of operations, financial condition and cash flows.  We record our best estimate of a loss, or the low end of our range if no estimate is better than another estimate within a range of estimates, when the loss is considered probable.  As additional information becomes available, we reassess the potential liability related to the contingency and revise our estimates.  In our evaluation of legal matters, management holds discussions with applicable legal counsel and relies on analysis of case law and legal precedents.  We currently have loss contingencies related to litigation and tax matters.  See notes 14 and 16 to our consolidated financial statements.

Litigation

We are currently involved in various legal proceedings.  We estimate the range of liability through discussions with applicable legal counsel and analysis of case law and legal precedents.  We record our best estimate of a loss, or the low end of our range if no estimate is better than another estimate within a range of estimates, when the loss is considered probable and can be reasonably estimated.  As additional information becomes available, we reassess the potential liability related to our pending litigation and revise our estimates.  Revisions in our estimates of the potential liability could materially affect our results of operations and the ultimate resolution may be materially different from the estimates that we make.  See note 16 to our consolidated financial statements.

Recent Accounting Pronouncements

See note 2 to our consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from the use of financial instruments in the ordinary course of business.  These risks arise primarily as a result of potential changes to operating concentration and credit risk and foreign currency exchange rate risks.  Additionally, we are exposed to market risk with respect to our own equity securities.  These risks are further discussed below.

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

We typically provide services to a relatively small group of key customers that account for a significant percentage of our accounts receivable at any given time.  If any of our key clients were to terminate their contracts or fail to contract for our services in the future because they are acquired, alter their exploration or development strategy, or for any other reason, our results of operations could be affected.  However, key customers change from year to year and the largest customers in any year may not be indicative of the largest customers in any subsequent year.  For the year ended December 31, 2011, our top 10 customers represented 54% of our consolidated revenue for the period.  Our largest customer accounted for 15% of our consolidated revenue for the year ended December 31, 2011. One customer accounted for 13% of our consolidated accounts receivable as of December 31, 2011, and 4% of consolidated revenue for the year then ended.

We utilize the specific identification method for establishing and maintaining allowances for possible losses.  Our allowance for doubtful accounts at December 31, 2011 was $2.8 million, primarily reflecting specific agreement disputes with a customer in the Asia-Pacific region.  Our bad debt expense for the year ended December 31, 2011 was $1.9 million.  During the first and second quarters of 2011, we recorded a reserve totaling $2.5 million related to a dispute with a customer in the Africa region.  During the third quarter of 2011, we resolved this dispute, resulting in a $1.0 million collection and $1.5 million write-off of our allowance for doubtful accounts.

We have cash and restricted cash balances which, at times, may exceed federally insured limits. Restricted cash includes cash held to collateralize standby letters of credit and performance guarantees.  At December 31, 2011, restricted cash also includes cash held in trust in connection with a short-term project financing agreement entered into in November 2011.  Volatility in financial markets may impact our credit risk on cash and short-term investments.  At December 31, 2011, cash and cash equivalents and restricted cash totaled $47.8 million.

Interest Rate Risk

Through August 12, 2011, we remained exposed to the impact of interest rate changes on the outstanding indebtedness under our Whitebox Revolving Credit Facility as amounts drawn under the facility continued to bear interest at a floating rate based on a specific formula as per the RBC Revolving Credit Facility, as amended.  Subsequent to entering into the amended and restated credit agreement with the Lenders on August 12, 2011, we are no longer exposed to the impact of interest rate changes on the outstanding indebtedness under the Whitebox Revolving Credit Facility, which has an 11.125% fixed interest rate.  See note 6 to our consolidated financial statements.

We are exposed to the impact of interest rate changes on the outstanding indebtedness under our short-term project financing agreement.  Amounts drawn under this line of credit bear interest at 8.0% plus one-month LIBOR rate.  The impact from a hypothetical 100 basis points increase in interest rates based on the average outstanding balance of this variable debt rate would be insignificant to our consolidated financial statements.

The fair market value of fixed-rate long-term debt increases as prevailing interest rates decrease and decreases as prevailing interest rates increase.  Increases in the fair value of our fixed-rate debt affect our results of operations and cash flows only if we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value.  The estimated fair value of our fixed-rate long-term debt was $218.5 million and $299.4 million at December 31, 2011 and 2010, respectively.

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

We have designated the U.S. dollar as the functional currency for our operations in international locations because the majority of our contracts with customers are denominated in U.S. dollars and we purchase equipment and finance capital primarily using the U.S. dollar.  Accordingly, certain assets and liabilities of foreign operations are translated at historical exchange rates, revenues and expenses are translated at the average rate of exchange for the period, and all translation gains or losses are reflected in the period’s results of operations.  Our net foreign exchange loss attributable to our international operations for the year ended December 31, 2011 was $2.3 million, which was primarily attributable to exchange rates weakening in the Latin America region, where local currency denominated monetary assets exceeded our local currency denominated monetary liabilities.  A 10% change in the U.S. dollar as compared to the currencies of Brazil, Mexico, Australia and Canada, would cause approximately a $2.5 million increase or decrease in our foreign exchange gains (losses) in the consolidated statement of operations.

Equity Risk

Under the terms of our Series B Preferred Stock and existing warrants and options to purchase our common stock, the holders of these instruments are given an opportunity to profit from a rise in the market price of our common stock that, upon the conversion of our Series B Preferred Stock and the exercise of the warrants and/or options, could result in dilution in the interests of our other stockholders.  See our discussion in Item 1A. “Risks Related to Our Common and Preferred Stock” and note 9 to our consolidated financial statements.  The holders of our Series B Preferred Stock have the preemptive right to acquire shares of our common stock that we may offer for cash in the future, other than shares sold in a public offering.  In addition, the conversion price of the Series B Preferred Stock, and the exercise price of the 2008 Warrants and the 2010 Warrants are subject to anti-dilution adjustments if we issue common stock at a price less than the applicable conversion or exercise price. The terms on which we may obtain additional financing may be adversely affected by the existence and potentially dilutive impact of our Series B Preferred Stock, and common stock options and warrants.

In connection with the execution of the amended and restated credit agreement for the Whitebox Revolving Credit Facility on August 12, 2011, the Company paid a $4.0 million advisory fee by issuing 1,041,668 shares of common stock (the Advisory Shares) on August 29, 2011.  The issuance of the Advisory Shares triggered the anti-dilution provisions of the Series B Preferred Stock, the 2008 Warrants and the 2010 Warrants.  See notes 7 and 9 to our consolidated financial statements.  Accordingly, when the common stock was issued in payment of the advisory fee, the conversion price of our Series B Preferred Stock and the exercise price of the 2008 Warrants were reduced from $16.40 to $15.95 per share and from $9.25 to $9.05 per share, respectively, in accordance with an anti-dilution formula, and the exercise price of the 2010 Warrants was reduced from $9.64 to $3.84 per share, or the issue price of the Advisory Shares.  The anti-dilution formula for the preferred stock reduced the conversion price by multiplying the conversion price by a fraction, the numerator or which is (i) the number of fully diluted shares of common stock outstanding prior to issuance plus the number of shares of common stock that $4.0 million would purchase at such conversion price and (ii) the denominator of which is the sum of the number of fully diluted shares outstanding prior to the issuance plus the number of shares issued in payment of the advisory fee.  The anti-dilution adjustment to the 2008 Warrants was similar, substituting the exercise price for the conversion price.

In connection with the Commitment Letter entered into on March 16. 2012 with the Avista Financing Parties, we are obligated to deliver either warrants to purchase 190,000 shares of the Company’s common stock or its cash equivalent value, at our election, at the earlier of a purchase of any Additional Avista Notes or June 30, 2012 (unless the Commitment is terminated earlier than June 30, 2012 and prior to any such purchase).  We will also be obligated to deliver warrants to purchase an additional 190,000 shares of the Company’s common stock or its cash equivalent value, at our election, at each of June 30, 2012, September 30, 2012 and December 31, 2012 if the Commitment or any Notes remain outstanding as of the applicable foregoing dates.  Certain of the financing transactions under the Commitment Letter are subject to a right of first refusal in favor of certain of our existing senior lenders, the exercise of which right would cause the Commitment Letter to terminate and require that we issue to Avista warrants to purchase 190,000 shares of common stock or its cash equivalent value, at our election.

In accordance with the terms of the Commitment Letter, the warrants issued in connection with the transactions contemplated under the Commitment will have an exercise price of $0.01 per share of common stock and otherwise will be issued with terms substantially similar to the warrants we issued to the Avista Financing Parties in 2010.

Fair Value Measurements

As a result of certain anti-dilution provisions in the Series B Preferred Stock conversion feature and the 2008 Warrants and 2010 Warrants, these instruments are recorded at fair value on a recurring basis as derivative liabilities in our consolidated balance sheet.  See notes 7 and 9 to our consolidated financial statements.  Changes in the fair value of these derivative liabilities are recorded in other income (expense) as unrealized gains and losses.  The fair values of these instruments are subject to material changes primarily associated with fluctuations in the market value of our common stock.  Generally, as the market value of our stock increases/decreases, the fair values of our derivative liabilities increase/decrease and a corresponding loss/gain is recorded.  In addition, our estimate of the fair value of these instruments includes key assumptions for volatility and a risk-free discount rate.  We recorded unrealized gains of $33.3 million, and unrealized losses of $6.4 million and $7.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.  These unrealized gains and losses are primarily the result of changes in the price of our common stock at the valuation dates.  When the value of our stock increases/decreases, so does the value of the derivatives.  During 2011, the gain in the fair value of our derivative liabilities also includes the impact of adjustments to the conversion price of the Series B Preferred Stock and the exercise prices of the 2008 and 2010 Warrants as a result of the issuance of the Advisory Shares on August 29, 2011, described above.

Due to the degree of estimation involved, our derivative liabilities are classified as Level 3 in the fair value hierarchy.  See note 8 to our consolidated financial statements.

Item 8.  Financial Statements and Supplementary Data

Our Annual Consolidated Financial Statements, Notes to Consolidated Financial Statements and the reports of UHY LLP (“UHY”), our independent registered public accounting firm, with respect thereto, referred to in the Table of Contents to Consolidated Financial Statements, appear beginning on Page F-1 of this document and are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the years ended December 31, 2011, 2010 and 2009, there were no disagreements with UHY on any significant accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of UHY, would have caused it to make reference thereto in connection with their respective reports on our financial statements for such years.  No reportable event as described in paragraph (a)(1)(v) of item 304 of Regulation S-K occurred during the years ended December 31, 2011, 2010, and 2009.

Item 9A.  Controls and Procedures

(a)  Effectiveness of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures that are designed to ensure information required to be disclosed in our reports under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Our management, including the CEO and CFO, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K.  As described below under Management’s Annual Report on Internal Control over Financial Reporting, we have identified a material weakness as of December 31, 2011.  As a result of this material weakness, our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective.

(b)  Management’s Annual Report on Internal Control over Financial Reporting.  Our management including our CEO and CFO are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•      pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

•      provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and

•      provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our consolidated financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risks controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, and in making this assessment, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Based on this assessment, management identified the following material weakness as of December 31, 2011:

•      Financial Close Process:  Controls over our financial close process were deficient in areas related to accrued liabilities, goodwill impairment  and accounting for multi-client seismic data library.  These deficiencies resulted from difficulties in accumulating complete and accurate information to estimate certain  liabilities, inadequate review of work performed by third parties and material post-closing adjustments related to accounting for multi-client seismic data library resulting from difficulties in remediating deficiencies in time to allow us to assess the effectiveness of the controls  as of December 31, 2011 due to the timing in which we formalized our controls and procedures related to this area.

Our independent registered public accounting firm, UHY LLP, has issued a report on our internal control over financial reporting. UHY LLP’s report can be found on page F-3.

(c)  Changes in Internal Controls Over Financial Reporting.  We significantly upgraded the accounting and finance staff by hiring professionals with experience in designing, implementing and managing global accounting and finance organizations with effective policies, procedures and processes including required global systems design and integration. We issued and implemented a complete set of accounting policies and procedures.  Additionally, we designed and implemented a global financial close process, including the enhancement of our systems and related standard reporting, including a global accounting package.  Finally, we performed a full review of key internal controls to ensure independent management and review over accounts and disclosures in our consolidated financial statements.  These improvements were implemented beginning primarily in the third quarter of 2011.

(d)  Remediation of the Material Weaknesses in Internal Control over Financial Reporting.  Our management, including the CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures for the fiscal year ended December 31, 2011 and concluded that our disclosure controls and procedures were not effective as material weaknesses were identified in our financial reporting process.

To remediate this material weakness, in 2012, management will continue executing the remediation program that began in mid-2010 and includes the following:

•      Financial Close Process.  We will assess the adequacy of processes and procedures underlying these specific areas, expand and strengthen our controls surrounding the multi-client process and strengthen our policies, procedures and controls surrounding accrued expenses ensuring cooperation and coordination with departments outside of the accounting department.

As of December 31, 2010, management identified material weaknesses in our entity level controls (control environment) and our corporate financial reporting process.  During the fourth quarter of 2010 and throughout 2011, management was actively engaged in the implementation of aggressive remediation efforts to address the material weaknesses, as well as other areas of risk.

Key components of the comprehensive remediation program included the following:

•      Control Environment. We hired experienced personnel in key positions in our control environment.  These included a Chief Financial Officer (30 years of experience), a Chief Accounting Officer (26 years of experience), a Chief Information Officer (31 years of experience), a Vice President of Finance and Treasurer (16 years of experience), a Vice President of Tax (16 years of experience), a Corporate Controller (20 years of experience), a Director of Internal Audit (40 years of experience) and a Corporate Tax Manager (28 years of experience).  These personnel have extensive experience in the design, implementation and enforcement of an effective control environment.

•      Financial Reporting Process. We reorganized and began to upgrade the skill sets of the global accounting team.  Additionally, we implemented uniform global accounting policies and procedures and improved the transparency of our financial reporting process through enhancements to our financial reporting system.  During the third and fourth quarters of 2011, we built on the implementation of these policies and procedures, including improved month-end close processes and improved reporting requirements from our global accounting organization.  Finally, we continued to make further improvements to our financial reporting system.

Management believes the actions taken throughout 2011 and the resulting improvement in controls remedied the material weaknesses associated with our control environment identified as of December 31, 2010.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on June 14, 2012, which we expect to file with the SEC within 120 days after December 31, 2011.

Our Code of Business Conduct and Ethics was adopted by the Board of Directors on December 28, 2006, and applies to our directors, officers and employees, including the principal executive officer and principal financial officer. Our Code of Business Conduct and Ethics is available on our website and www.geokinetics.com under “Investor Relations” and “Corporate Governance.”

The certifications of our chief executive officer and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are attached as Exhibits 31.1 and 31.2 to this report.

Item 11.  Executive Compensation

The information required by Item 11 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on June 14, 2012, which we expect to file with the SEC within 120 days after December 31, 2011.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2011, we had three active equity compensation plans approved by security holders: the 2002 Stock Awards Plan, the 2007 Stock Awards Plan and the 2010 Stock Awards Plan.  Adopted in March 2003 and amended in November 2006, the 2002 Plan has 800,000 shares of common stock authorized for issuance; the 2007 Plan, adopted on May 23, 2007, has 750,000 shares of common stock authorized for issuance; and the 2010 Plan, adopted on April 1, 2010, has 1,600,000 shares of common stock authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	709,550	9.82	1,154,218
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	709,550	9.82	1,154,218

The information required by Item 12 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on June 14, 2012, which we expect to file with the SEC within 120 days after December 31, 2011.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on June 14, 2012, which we expect to file with the SEC within 120 days after December 31, 2011.

Item 14.  Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on June 14, 2012, which we expect to file with the SEC within 120 days after December 31, 2011.

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

(3)                                 Exhibits

3.1	Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-3 filed on June 26, 2009 (file no. 333-160268)).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Company’s Registration Statement on Form S-3 filed on June 26, 2009 (file no. 333-160268)).

3.3	Amendment to the Bylaws of the Company (incorporated by reference from Exhibit 3.1 to Form 8-K filed on May 17, 2007 (file no. 001-33460)).

4.1	First Amended Certificate of Designation of Series C Senior Preferred Stock (incorporated by reference from Exhibit 4.4 to Form 8-K filed on February 16, 2010 (file no. 001-33460)).

4.2	Fourth Amended Certificate of Designation of Series B Senior Convertible Preferred Stock (incorporated by reference from Exhibit 4.5 to Form 8-K filed on February 16, 2010 (file no. 001-33460)).

4.3	Certificate of Designation of Series D Junior Preferred Stock (incorporated by reference from Exhibit 4.2 to Form 8-K filed on December 15, 2010 (file no. 001-33460)).

4.4	Warrant, dated July 28, 2008, issued by Geokinetics Inc. to Avista Capital Partners, L.P. (incorporated by reference from Exhibit 10.4 to Form 8-K filed on July 30, 2008 (file no. 001-33460)).

4.5

Warrant, dated July 28, 2008, issued by Geokinetics Inc. to Avista Capital Partners (Offshore), L.P. (incorporated by reference from Exhibit 10.6 to Form 8-K filed on July 30, 2008 (file no. 001-33460)).

4.6

Indenture, dated as of December 23, 2009 by and among Geokinetics Holdings USA, Inc., Geokinetics Inc. and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to Form 8-K filed December 28, 2009 (file no. 001-33460)).

4.7

Registration Rights Agreement, dated as of December 23, 2009, by and among Geokinetics Holdings USA, Inc., Geokinetics Inc., the subsidiary guarantors party thereto and RBC Capital Markets Corporation and Banc of America Securities LLC, as representatives of the several initial purchasers. (incorporated by reference from Exhibit 4.3 to Form 8-K filed December 28, 2009 (file no. 001-33460)).

4.8

Supplemental Indenture No. 1, dated as of February 12, 2010, by and among Geokinetics Holdings USA, Inc., Geokinetics Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.2 to Form 8-K filed on February 16, 2010 (file no. 001-33460)).

4.9

Second Amended and Restated Registration Rights Agreement, dated February 12, 2010, by and among Geokinetics Inc. and the holders named therein (incorporated by reference from Exhibit 4.3 to Form 8-K filed on February 16, 2010 (file no. 001-33460)).

4.10	Form of 2010 Warrants (incorporated by reference from Exhibit 4.3 to Form 8-K filed on December 15, 2010 (file no. 001-33460)).

4.11

First Amendment, to Second Amended and Restated Registration Rights Agreement, by and among Geokinetics Inc. and the holders named therein (incorporated by reference from Exhibit 4.4 to Form 8-K filed on December 15, 2010 (file no. 001-33460)).

10.1†	2007 Geokinetics Inc. Stock Awards Plan (incorporated by reference from Exhibit 4.1 to Form S-8 filed on July 20, 2007 (file no. 333-144763))

10.2

Series B-2 and Warrant Purchase Agreement, dated July 28, 2008, by and among Geokinetics Inc. and the purchasers named therein. (incorporated by reference from Exhibit 10.3 to Form 8-K filed on July 30, 2008 (file no. 001-33460)).

10.3†

Employment Agreement by and between Geokinetics Inc. and Richard F. Miles dated October 21, 2008 (incorporated by reference from Exhibit 10.1 to Form 8-K filed on October 27, 2008 (file no. 001-33460)).

10.4

Amendment and Exchange Agreement dated December 2, 2009, by and among Geokinetics Inc., Avista Capital Partners, L.P., Avista Capital Partners (Offshore), L.P., and Levant America S.A. (incorporated by reference from Exhibit 10.2 to Form 8-K filed December 4, 2009 (file no. 001-33460)).

10.5

Purchase Agreement, dated December 3, 2009, by and among Geokinetics Inc. and certain of its direct and indirect wholly owned subsidiaries, and Petroleum Geo-Services ASA and certain of its direct and indirect wholly owned subsidiaries (incorporated by reference from Exhibit 10.1 to Form 8-K filed December 4, 2009 (file no. 001-33460)).

10.6

Underwriting Agreement, dated as of December 14, 2009, among Geokinetics Inc. and RBC Capital Markets Corporation, as representative of the several underwriters named therein (incorporated by reference from Exhibit 1.1 to Form 8-K filed December 16, 2009 (file no. 001-33460)).

10.7

Purchase Agreement, dated December 18, 2009, by and among Geokinetics Holdings USA, Inc., Geokinetics Inc. and RBC Capital Markets Corporation and Banc of America Securities LLC, as representatives of the several initial purchasers (incorporated by reference from Exhibit 10.1 to Form 8-K filed December 22, 2009 (file no. 001-33460)).

10.8

Collateral Trust and Intercreditor Agreement, dated as of December 23, 2009, by and among Geokinetics Inc., Geokinetics Holdings USA, Inc., the guarantors party thereto, the priority debt representatives party thereto and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.2 to Form 8-K filed December 28, 2009 (file no. 001-33460)).

10.9

Credit Agreement, dated as of February 12, 2010 by and among Geokinetics Holdings USA, Inc. and Royal Bank of Canada as administrative and collateral agent to the certain lenders named therein (incorporated by reference from Exhibit 10.1 to Form 8-K filed on February 16, 2010 (file no. 001-33460)).

10.10

Guaranty, dated as of February 12, 2010, by and among Geokinetics Inc., the signatures party thereto and the additional guarantors party thereto (incorporated by reference from Exhibit 10.2 to Form 8-K filed on February 16, 2010 (file no. 001-33460)).

10.11†	Employment Agreement by and between Geokinetics Inc. and Lee Parker dated March 22, 2010 (incorporated by reference from Exhibit 10.5 to Form 10-Q filed on May 7, 2010 (file no. 001-33460)).

10.12†	Geokinetics Inc. 2010 Stock Awards Plan (incorporated by reference to Exhibit A of our Proxy Statement on Schedule 14A filed on March 29, 2010 (file no. 001-33460)).

10.13

Amendment No. 1 to the Credit Agreement, dated as of June 30, 2010, by and among Geokinetics Holdings USA, Inc. and Royal Bank of Canada as agent to the certain lenders named therein (incorporated by reference from Exhibit 10.1 to Form 8-K filed on July 2, 2010 (file no. 001-33460)).

10.14

Waiver and Amendment No. 2 to the Credit Agreement, dated as of October 1, 2010, by and among Geokinetics Holdings USA, Inc. and Royal Bank of Canada as agent to the certain lenders named therein (incorporated by reference from Exhibit 10.1 to Form 8-K filed on October 5, 2010 (file no. 001-33460)).

10.15†

Employment Agreement by and between Geokinetics Inc. and Gary L. Pittman dated October 13, 2010 (incorporated by reference from Exhibit 10.1 to Form 8-K filed on October 14, 2010 (file no. 001-33460)).

10.16

Waiver and Amendment No. 3 to the Credit Agreement, dated as of December 13, 2010, by and among Geokinetics Holdings USA, Inc. and Royal Bank of Canada as agent to the certain lenders named therein (incorporated by reference from Exhibit 10.1 to Form 8-K filed on December 15, 2010 (file no. 001-33460)).

10.17

Series D Preferred Stock and Warrant Purchase Agreement dated December 14, 2010, among Geokinetics Inc. and the purchasers party thereto (incorporated by reference from Exhibit 4.1 to Form 8-K filed on December 15, 2010 (file no. 001-33460)).

10.18

Form of Indemnification Agreement by and between Geokinetics Inc. and directors and executive officers (incorporated by reference from Exhibit 10.1 to Form 8-K filed on January 28, 2011 (file no. 001-33460)).

10.19†	Employment Agreement by and between Geokinetics Inc. and Diana Moore dated February 10, 2011 (incorporated by reference from Exhibit 10.1 to Form 8-K filed on February 10, 2011 (file no. 001-33460)).

10.20*	Confidential Release and Settlement Agreement by and between Geokinetics Inc. and Gerald Gilbert dated December 31, 2011.

12.1*	Statement Regarding the Computation of Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of the Company.

23.1*	Consent of UHY LLP.

24.2*	Power of Attorney (incorporated by reference).

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive Data Files.

*                 Filed herewith.

**          Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.

†     Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOKINETICS INC.

Date: March 23, 2012	By:	/s/ Richard F. Miles
Richard F. Miles
President and Chief Executive Officer
(Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 23, 2012	By:	/s/ Richard F. Miles
Richard F. Miles
President and Chief Executive Officer
(Principal Executive officer)

Date: March 23, 2012		/s/ Gary L. Pittman
Gary L. Pittman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: March 23, 2012		/s/ Diana S. Moore
Diana S. Moore
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: March 23, 2012		/s/ William R. Ziegler
William R. Ziegler
Director (Non-executive Chairman)

Date: March 23, 2012		/s/ Steven A. Webster
Steven A. Webster
Director

Date: March 23, 2012		/s/ Christopher M. Harte
Christopher M. Harte
Director

Date: March 23, 2012		/s/ Gary M. Pittman
Gary M. Pittman
Director

Date: March 23, 2012		/s/ Robert L. Cabes, Jr.
Robert L. Cabes, Jr.
Director

Date: March 23, 2012		/s/ Christopher D. Strong
Christopher D. Strong
Director

Date: March 23, 2012		/s/ Anthony Tripodo
Anthony Tripodo
Director

Date: March 23, 2012		/s/ Gottfred Langseth
Gottfred Langseth
Director

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Geokinetics Inc.:

We have audited the accompanying consolidated balance sheets of Geokinetics Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Geokinetics Inc. and Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of Public Company Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 23, 2012 expressed an adverse opinion.

/s/ UHY LLP

Houston, Texas
March 23, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Geokinetics Inc.:

We have audited Geokinetics Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Controls over the financial close process were deficient in areas related to accrued liabilities, goodwill impairment and accounting for multi-client seismic data library.  These deficiencies resulted from difficulties in accumulating complete and accurate information to estimate certain  liabilities, inadequate review of work performed by third parties and material post-closing adjustments related to accounting for multi-client seismic data library resulting from difficulties in remediating deficiencies in time to assess the effectiveness of the controls  as of December 31, 2011 due to the timing in which the Company formalized the controls and procedures related to this area.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 consolidated financial statements, and this report does not affect our report dated March 23, 2012 on those consolidated financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Geokinetics Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 23, 2012 expressed an unqualified opinion.

/s/ UHY LLP

Houston, Texas

March 23, 2012

GEOKINETICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share amounts)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$44,647	$42,851
Restricted cash	3,060	2,455
Accounts receivable, net	160,736	165,323
Deferred costs	13,941	22,766
Prepaid expenses	12,747	12,722
Other current assets	3,269	6,568
Total current assets	238,400	252,685
Property and equipment, net	212,636	266,404
Goodwill	—	131,299
Multi-client seismic data library, net	41,512	53,212
Deferred financing costs, net	12,987	11,794
Other assets, net	8,637	9,770
Total assets	$514,172	$725,164
LIABILITIES, MEZZANINE AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt and current portion of long-term debt and capital lease obligations	$4,543	$1,634
Accounts payable	79,300	65,417
Accrued liabilities	79,836	75,694
Deferred revenue	32,675	49,537
Income taxes payable	18,969	15,997
Total current liabilities	215,323	208,279
Long-term debt and capital lease obligations, net of current portion	350,183	319,284
Deferred income taxes	8,062	16,169
Derivative liabilities	5,778	38,271
Mandatorily redeemable preferred stock	53,210	45,265
Other liabilities	1,122	1,122
Total liabilities	633,678	628,390

Commitments and contingencies

Mezzanine equity:
Preferred stock, Series B Senior Convertible, $10.00 par value; 2,500,000 shares authorized, 351,444 shares issued and outstanding as of December 31, 2011 and 319,174 shares issued and outstanding as of December 31, 2010	83,313	74,987
Stockholders’ equity (deficit):
Common stock, $.01 par value; 100,000,000 shares authorized, 19,289,489 shares issued and 18,990,290 shares outstanding as of December 31, 2011 and 18,118,290 shares issued and 17,804,459 shares outstanding as of December 31, 2010	193	179
Additional paid-in capital	228,410	230,977
Accumulated deficit	(431,442)	(209,389)
Accumulated other comprehensive income	20	20
Total stockholders’ equity (deficit)	(202,819)	21,787
Total liabilities, mezzanine and stockholders’ equity (deficit)	$514,172	$725,164

See accompanying notes to the consolidated financial statements.

GEOKINETICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009

Revenue	$763,729	$558,134	$510,966
Expenses:
Direct operating	603,275	455,899	372,814
Depreciation and amortization	158,388	112,897	56,921
General and administrative	75,608	81,394	54,902
Asset impairments	134,756	—	—
Total expenses	972,027	650,190	484,637
Income (loss) from operations	(208,298)	(92,056)	26,329
Other income (expense):
Interest income	658	1,767	242
Interest expense	(48,198)	(39,594)	(6,213)
Gain (loss) from change in fair value of derivative liabilities	33,300	(6,415)	(7,324)
Bridge loan commitment fees	—	—	(2,910)
Foreign exchange gain (loss)	(2,333)	365	680
Other, net	4,858	2,059	113
Total other expense, net	(11,715)	(41,818)	(15,412)
Income (loss) before income taxes	(220,013)	(133,874)	10,917
Provision for income taxes:
Current expense	10,147	13,986	30,374
Deferred benefit	(8,107)	(9,176)	(7,122)
Total provision for income taxes	2,040	4,810	23,252
Net loss	(222,053)	(138,684)	(12,335)
Inducements paid to preferred stockholders	—	—	(9,059)
Dividend and accretion costs	(9,198)	(8,850)	(12,731)
Loss applicable to common stockholders	$(231,251)	$(147,534)	$(34,125)
For Basic and Diluted Shares:
Loss per common share	$(12.70)	$(8.46)	$(3.14)
Weighted average common shares outstanding	18,211	17,441	10,875

See accompanying notes to the consolidated financial statements.

GEOKINETICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

AND OTHER COMPREHENSIVE INCOME

(In Thousands, except share amounts)

	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2008	10,580,601	$106	$188,940	$(59,386)	$20	$129,680
Cumulative effect of change in accounting principle	—	—	(3,413)	10,075	—	6,662
Stock-based compensation	—	—	2,174	—	—	2,174
Restricted stock issued, net	247,927	2	—	—	—	2
Issuance of common stock, net of costs	4,000,000	40	33,959	—	—	33,999
Issuance of common stock and cash paid as inducement for conversion of preferred stock	750,000	8	6,930	(9,059)	—	(2,121)
Accretion of preferred issuance costs and discounts	—	—	(1,674)	—	—	(1,674)
Accrual of preferred dividend	—	—	(11,057)	—	—	(11,057)
Net loss	—	—	—	(12,335)	—	(12,335)
Balance at December 31, 2009	15,578,528	$156	$215,859	$(70,705)	$20	$145,330
Stock-based compensation	—	—	2,888	—	—	2,888
Restricted stock issued, net	178,946	—	—	—	—	—
Accretion of preferred issuance costs and discounts	—	—	(1,596)	—	—	(1,596)
Accrual of preferred dividends	—	—	(7,254)	—	—	(7,254)
Issuance of common stock to underwriters under overallotment option	207,200	2	1,804	—	—	1,806
Issuance of common stock for PGS Onshore Acquisition	2,153,616	21	19,404	—	—	19,425
Cost of issuance of securities	—	—	(128)	—	—	(128)
Net loss	—	—	—	(138,684)	—	(138,684)
Balance at December 31, 2010	18,118,290	$179	$230,977	$(209,389)	$20	$21,787
Stock-based compensation	—	—	2,665	—	—	2,665
Restricted stock issued, net	129,531	3	(3)	—	—	—
Accretion of preferred issuance costs and discounts	—	—	(1,065)	—	—	(1,065)
Accrual of preferred dividends	—	—	(8,133)	—	—	(8,133)
Issuance of common stock to the Lenders	1,041,668	11	3,969	—	—	3,980
Net loss	—	—	—	(222,053)	—	(222,053)
Balance at December 31, 2011	19,289,489	$193	$228,410	$(431,442)	$20	$(202,819)

See accompanying notes to the consolidated financial statements.

GEOKINETICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, unless otherwise noted)

	Year Ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES
Net loss	$(222,053)	$(138,684)	$(12,335)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	158,388	112,897	56,921
Asset impairments	134,756	—	—
Bad debt expense	1,921	1,549	1,110
Loss on prepayment of debt, amortization of deferred financing costs, and accretion of debt discount	6,060	6,725	560
Stock-based compensation	2,665	2,888	2,174
(Gain) loss on disposal/sale of assets	(5,254)	1,910	3,759
Deferred income taxes	(8,107)	(9,176)	(7,122)
Change in fair value of derivative liabilities	(33,300)	6,415	7,324
Changes in operating assets and liabilities:
Restricted cash, net of financing portion	(605)	(501)	7,967
Accounts receivable	2,033	40,915	(53,301)
Prepaid expenses and other assets	2,315	(978)	(808)
Deferred costs	8,825	(8,402)	11,008
Accounts payable	13,574	(7,697)	6,334
Deferred revenues	(16,862)	35,456	2
Accrued liabilities and other liabilities	15,118	(11,781)	29,666
Net cash provided by operating activities	59,474	31,536	53,259
INVESTING ACTIVITIES
Investment in multi-client	(70,115)	(51,035)	(10,716)
Acquisition, net of cash acquired	—	(180,832)	—
Proceeds from disposal of equipment and insurance claims	2,919	426	1,320
Proceeds from sale of other assets	5,948	—	—
Purchase of other assets	(2,204)	(3,986)	—
Purchases and acquisition of property and equipment	(18,551)	(47,673)	(35,816)
Change in restricted cash	—	303,803	(303,803)
Net cash provided by (used in) investing activities	(82,003)	20,703	(349,015)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	60,000	51,994	207,259
Proceeds from issuance of mandatorily redeemable preferred stock	—	30,000	—
Proceeds from issuance of Senior Secured Notes, net of discount	—	—	294,279
Net change in short-term debt	2,194	—	—
Cash inducement of preferred stock conversion	—	—	(2,121)
Proceeds from common stock issuance, net	—	1,678	33,985
Payments on capital lease obligations and vendor financing	(2,427)	(25,025)	(25,889)
Payments on long-term debt	(33,000)	(73,641)	(204,737)
Payments of debt issuance costs	(2,442)	(4,570)	(10,185)
Net cash provided by (used in) financing activities	24,325	(19,564)	292,591
Net increase (decrease) in cash	1,796	32,675	(3,165)
Cash at the beginning of period	42,851	10,176	13,341
Cash at the end of period	$44,647	$42,851	$10,176
Supplemental disclosures of cash flow information (in thousands):
Cash disclosures:
Interest paid	$34,946	$31,356	$10,728
Income taxes paid	$6,721	11,464	16,640
Non-cash disclosures:
Capitalized depreciation to multi-client seismic data library	5,586	2,729	1,715
Issuance of 750,000 common shares for inducement on preferred stock conversion	—	—	6,938
Purchases of property and equipment under capital lease obligations and vendor financings, net of down payments	6,491	—	2,999
Deferred financing costs paid in common stock	3,980	—	—

See accompanying notes to the consolidated financial statements.

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Organization

Geokinetics Inc., a Delaware corporation founded in 1980, is based in Houston, Texas.  The Company is a global provider of seismic data acquisition, processing and integrated reservoir geosciences services, and a leader in providing land, transition zone and shallow water OBC environment geophysical services.  These geophysical services including acquisition of 2D, 3D, time-lapse 4D and multi-component seismic data surveys, data processing and integrated reservoir geosciences services for customers in the oil and natural gas industry, which include national oil companies, major international oil companies and independent oil and gas exploration and production companies worldwide.  Seismic data is used by these companies to identify and analyze drilling prospects and maximize successful drilling.  The Company also owns a multi-client seismic data library whereby it maintains full or partial ownership of data acquired; client access is provided via licensing agreements.  The Company’s multi-client seismic data library consists of data covering various areas in the United States, Canada and Brazil.

Liquidity and 2011 Developments

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

On September 8, 2011, a liftboat which the Company had contracted to support an OBC project in the Bay of Campeche, Mexico, was disabled due to high winds and unusually high seas generated by Tropical Storm Nate which resulted in the crew abandoning the vessel.  While the Company and local authorities conducted an immediate search and rescue operation, there were fatalities to two Company employees and two contractors.  As a result, operations on the project were suspended by the client during the investigation and evaluation of the incident.  The suspension of the operation resulted in lost revenues from the contract while we continued to incur costs to maintain the crew and equipment and otherwise in connection with the incident.  The suspension of the project was lifted at the end of November 2011.

On September 30, 2011, the Company was notified that Moody’s and S&P had downgraded the Company’s credit rating to Caa2 and CCC+, respectively, because of litigation uncertainty from the Mexico liftboat incident, the Company’s low margins in international markets, tight liquidity and weak financial metrics in an improved oil and gas operating environment.

During the third quarter of 2011, the Company performed an interim goodwill assessment in light of the events and circumstances adversely impacting the Company at that time.  While step two of the impairment analysis had not been fully completed prior to the filing of the Company’s September 30, 2011 Form 10-Q, a preliminary goodwill impairment charge of $40.0 million was recorded as of September 30, 2011.  The Company finalized its impairment analysis during the fourth quarter of 2011, which resulted in an additional impairment charge of $92.4 million.  Accordingly, at December 31, 2011, the Company had no goodwill.  These charges are included in asset impairments in the Company’s consolidated statement of operations.

On November 22, 2011, one of the Company’s subsidiaries in Latin America entered into a short-term project financing agreement secured by the cash flows generated by the underlying project contract.  Borrowings outstanding under this agreement were $2.1 million at December 31, 2011.

On December 16, 2011, the Company was notified that S&P had further downgraded Geokinetics’ credit rating to CCC- citing its expectations of weaker operating measures compared to our peers and reduced liquidity in the near future.

The Company engaged a financial advisor to assist with evaluating capital structure alternatives, including recapitalization opportunities that may include a restructuring of the Company’s outstanding debt or equity securities.

On March 15, 2012, the Company entered into a purchase and sale agreement pursuant to which the Company agreed to sell certain North American seismic data in exchange for $10.0 million in cash.  See note 22.

On March 16, 2012, the Company entered into a commitment letter with Avista and an affiliate of Avista to provide up to an additional $10.0 million in debt financing until January 1, 2013.  Avista’s obligations under the commitment letter are subject to the execution and delivery of definitive documents and other closing conditions.  See note 22.

While revenues, estimated backlog and operating cash flows increased during 2011 compared to 2010, the Company continued to incur operating losses primarily due to delays in project commencements, low international asset utilization and the Mexico liftboat incident, which resulted in serious concerns about the Company’s liquidity at the end of 2011 and continuing into 2012.  To address these liquidity concerns, the Company’s management instituted a number of steps, including the decision to close some of its regional offices and exit certain operations around the world, where the long-term prospects for profitability were not in line with the Company’s business goals.  Additionally, the Company’s managements is focusing on cost reductions, potential additional sales of assets, further centralization of bidding and management services to provide a higher level of control over costs and bidding on seismic acquisition services under careful consideration of required capital expenditures for additional equipment or restrictions in cash required for bid or performance bonds.

Management believes that liquidity will be further improved throughout 2012 as a result of the implementation of the actions described above.  However, any other adverse development could have a material adverse effect on the Company’s liquidity and financial condition.  If the Company is unable to successfully continue to implement some or all of the actions described above in the foreseeable future, the Company may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance its indebtedness.   These alternatives may not be successful, and the Company could face a substantial liquidity shortfall and might be required to dispose of certain assets or operations or take other actions to meet its operating and debt service obligations.  The failure to meet its debt service obligations would constitute an event of default under the Whitebox Revolving Credit Facility and the Notes, and the Lenders or Notes holders could declare all amounts outstanding under the Whitebox Revolving Credit Facility or Notes to be immediately due and payable.  In such event, the Company would likely be forced to pursue a restructuring of its indebtedness and capital structure.

NOTE 2: Basis of Presentation and Significant Accounting Policies

Principles of Consolidation, Basis of Accounting and Presentation

The consolidated financial statements include the accounts of Geokinetics Inc. and its wholly-owned subsidiaries.  All significant intercompany transactions have been eliminated upon consolidation.  The consolidated financial statements of the Company have been prepared on the accrual basis of accounting in accordance with U.S. GAAP.

Certain reclassifications of previously reported information have been made to conform to the current year presentation.

Use of Estimates

Management uses estimates and assumptions in preparing consolidated financial statements.  Those estimates and assumptions are included in the Company’s consolidated financial statements and accompanying notes.  The more significant areas requiring the use of management estimates relate to accounting for contracts in process, evaluating the outcome of uncertainties involving claims against or on behalf of the Company, determining useful lives for depreciation and amortization purposes, cash flow projections and fair values used in the determination of asset impairment, fair value measurements of derivative liabilities and calculation of stock-based compensation expense.  While management believes current estimates are reasonable and appropriate, actual results could differ materially from current estimates.

Revenue Recognition

The Company’s services are provided under cancelable service contracts.  Customer contracts for services vary in terms and conditions.  Contracts are either “turnkey” or “term” agreements or a combination of the two.  Under turnkey agreements or the turnkey portions thereof, the Company recognizes revenue based upon output measures as work is performed.  This method requires that the Company recognize revenue based upon quantifiable measures of progress, such as square miles or linear kilometers acquired.  With respect to those contracts where the customer pays separately for the mobilization of equipment, the Company recognizes such mobilization fees as revenue during the performance of the seismic data acquisition, using the same performance method as for the acquisition work.  The Company also receives revenue for certain third party charges under the terms of the service contracts.  The Company records amounts billed to customers in revenue as the gross amount including third party charges, if applicable, that are paid by the customer.  The Company’s turnkey or term contracts do not contain cancellation provisions, which would prevent the Company from being compensated for work performed prior to cancellation due to work not being met or work not being performed within a particular timeframe.  In some instances, customers are billed in advance of work performed and the Company recognizes the liability as deferred revenue.  Taxes collected from customers and remitted to governmental authorities are excluded from revenues.

The Company accounts for multi-client sales as follows:

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

(b)           Late sales—The Company grants a license to a customer, which entitles the customer to have access to a specifically defined portion of the multi-client seismic data library.  The customer’s license payment is fixed and determinable and typically is required at the time that the license is granted.  The Company recognizes revenue for late sales when the customer executes a valid license agreement, has received the underlying data or has the right to access the licensed portion of the data and collection is reasonably assured.

(c)           Sales of data jointly owned by us and partner—The Company has jointly acquired surveys with a partner whereby the Company shares the costs of acquisition and earn license revenues.  These revenues are recognized as the services are performed on a proportional performance basis provided that all other revenue recognition criteria are satisfied.

Deferred revenue consists primarily of customer payments made in advance of work done, progress billings and mobilization revenue amortized over the term of the related contract.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

Restricted Cash

Total restricted cash consists of short-term investments, primarily certificates of deposit, carried at cost.  In the normal course of business, this amount is primarily cash collateral for letters of credit and performance guarantees.  At December 31, 2011, it also includes cash held in trust in connection with a short-term project financing agreement entered into in November 2011 by one of our subsidiaries in Latin America.

Fair Value of Financial Instruments

Applicable accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company categorizes the fair value measurements of its financial assets and liabilities into a three level fair value hierarchy based on the inputs used in determining fair value.  The categories in the fair value hierarchy are as follows:

Level 1— Financial assets and liabilities whose values are based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.  The Company had no assets or liabilities in this category at December 31, 2011 and 2010.

Level 2— Financial assets and liabilities whose values are based on quoted market prices for similar assets and liabilities, quoted market prices in markets that are not active or other inputs that can be corroborated by observable market data.  The Company had no assets or liabilities in this category at December 31, 2011 and 2010.

Level 3— Financial assets and liabilities whose values are based on inputs that are both significant to the fair value measurement and unobservable.  Internally developed valuations reflect the Company’s judgment about assumptions market participants would use in pricing the asset or liability estimated impact to quoted market prices.  The Company records derivative liabilities on its balance sheet related to the 2008 and the 2010 Warrants and the conversion feature embedded in the Series B Preferred Stock in this category.  At December 31, 2011, the fair value of these liabilities was determined using a binomial valuation model.  At December 31, 2010 and 2009, the fair value of these liabilities was determined using a Monte Carlo valuation model.  In selecting the binomial tree model to value the Company’s derivative liabilities at the end of 2011, management evaluated the model’s capability to incorporate certain provisions present in these financial instruments and believes that the model is consistent with the fair value measurement objectives and requirements under the applicable accounting guidance and that it has the ability to more easily assess the potential impact to the fair value measurements of changes in the underlying assumptions.  Changes in the fair value of these derivative liabilities are recognized in earnings.

The accounting guidance related to the disclosure about fair value of financial instruments requires the disclosure of the fair value of all financial instruments that are not otherwise recorded at fair value in the financial statements.  At December 31, 2011 and 2010, financial instruments recorded at contractual amounts that approximate fair value include cash and cash equivalents, restricted cash, accounts receivable and accounts payable.  The fair values of such items are not materially sensitive to shifts in market interest rates because of the short term to maturity of these instruments.  The fair value of the Company’s long-term debt is estimated using quoted market prices when available.  The fair value of the mandatorily redeemable preferred stock is calculated using the discounted cash flow method of the income approach.  See note 8.

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

The Company utilizes the specific identification method for establishing and maintaining the allowances for doubtful accounts. The Company reviews accounts receivable on a quarterly basis to determine the reasonableness of the allowance.

Property and Equipment

Property and equipment is recorded at cost.  Property and equipment acquired in a business combination is recorded at fair value at the date of acquisition.  Costs related to the development of internal use software and software developed for license for our customers are capitalized and amortized over the estimated useful life of the software.  Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets or the lesser of the lease term, as applicable.  Repairs and maintenance, which are not considered betterments and do not extend the useful life of property, are charged to expense as incurred.  When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation or amortization are removed from the accounts and the resulting gain or loss is reflected in depreciation expense.

Impairment Analysis of Long-Lived Assets, Goodwill and Other Acquired Intangible Assets

The Company reviews long-lived assets, including intangible assets, for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds either the fair value or the estimated discounted cash flows of the assets, whichever is more readily measurable.  At December 31, 2011 and 2010, the Company determined no such assets were impaired.

Goodwill represents the excess of the purchase price over the estimated fair value of the assets acquired net of the fair value of liabilities assumed.  Overall accounting guidance for goodwill requires intangible assets with indefinite lives, including goodwill, be evaluated on an annual basis for impairment or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The Company performed its annual impairment tests on the carrying value of its goodwill as of December 31.  The impairment test requires the allocation of goodwill and all other assets and liabilities to reporting units.  If the fair value of a reporting unit is less than the book value (including goodwill), then goodwill is reduced to its implied fair value and the amount of any write-down is reflected in operations.  All of the Company’s goodwill was related to its seismic data acquisition reportable segment.  The Company used the discounted cash flow method (income approach), which focused on expected cash flows as well as the subject company valuation method.  In applying the discounted cash flow method, the expected cash flow was projected based on assumptions regarding revenues, direct costs, general and administrative expenses, depreciation, applicable income taxes, capital expenditures and working capital requirements for a finite period of years, which was five years in the Company’s test.  The projected cash flows and the terminal value, which was an estimate of the value at the end of the finite period and assumed a long-term growth rate, were then discounted to present value to derive an indication of the value of the reporting unit.  The subject company valuation method made a comparison of the Company’s projections to reasonably similar publicly traded companies.  In weighting the results of the different valuation approaches, the Company placed more emphasis on the income approach.  See note 4(d) for information on goodwill impairment charges recorded during the year ended December 31, 2011.  At December 31, 2011, the Company had no goodwill.  There were no goodwill impairment charges recorded during the years ended December 31, 2010 and 2009.

Multi-Client Seismic Data Library

The multi-client seismic data library consists of seismic surveys that are licensed to customers on a non-exclusive basis.  The Company capitalizes the majority of the costs directly associated with acquiring and processing the data, including the depreciation of the assets used in production of the surveys.  The capitalized cost of the multi-client seismic data is charged to depreciation and amortization in the period the sales occur based on the greater of the percentage of total estimated costs to the total estimated sales multiplied by actual sales, known as the sales forecast method, or the straight-line amortization method over five years.  This minimum straight-line amortization is recorded only if minimum amortization exceeds the amortization expense calculated using the sales forecast method.

The Company periodically reviews the carrying value of the multi-client seismic data library.  If during any such review, the company determines that the future revenue for a multi-client survey is expected to be more or less than the original estimate of total revenue, the company decreases or increases (as the case may be) the amortization rate attributable to the future revenue from the multi-client survey.  Furthermore, in connection with the review, the Company evaluates the recoverability of the multi-client seismic data library, and if required under applicable accounting guidance, records an impairment charge with respect to the multi-client survey.  During the fourth quarter of 2011, the Company performed its impairment review of such assets and determined that a specific multi-client survey was fully impaired.  Accordingly, the Company recorded an impairment charge of $2.4 million as of December 31, 2011.  There were no impairment charges required for 2010 or 2009.

Other Assets

Certain investments accounted for under the cost method are included in other assets.  They are recorded at cost and reviewed periodically if there are events or changes in circumstances that may have a significant adverse effect on the fair value of the investments.

Income Taxes

In accordance with applicable guidance, deferred tax assets and liabilities are computed using the liability method based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

Derivative Liabilities

The Company has convertible preferred stock issued and outstanding and common stock warrants issued in connection with preferred stock issuances.  Both the convertible preferred stock conversion feature and warrants contain price protection provisions (or down-round provisions) which reduces their price in the event the Company issues additional shares at a more favorable price than the strike price of the instruments.  In accordance with applicable accounting guidance, the fair value of the conversion feature is bifurcated from the host instrument and recognized at fair value as a derivative liability on the Company’s consolidated balance sheet.  The warrants are also recognized at fair value as a derivative liability on the Company’s consolidated balance sheet.  At December 31, 2011, the fair value for both of these instruments is determined using a binomial tree valuation model.  At December 31, 2010 and 2009, the fair value of these instruments was determined using a Monte Carlo valuation model.  In selecting the binomial tree model to value the Company’s derivative liabilities at the end of 2011, management evaluated the model’s capability to incorporate certain provisions present in these financial instruments and believes that the model is consistent with the fair value measurement objectives and requirements under the applicable accounting guidance and that it has the ability to more easily assess the potential impact to the fair value measurements of changes in the underlying assumptions.

The fair value of the conversion feature, the warrants and other issuance costs of the preferred stock financing transaction, are recognized as a discount to the preferred stock host.  The discount is accreted to the preferred stock host from the Company’s paid in capital, treated as a deemed dividend, over the period from the issuance date through the earliest redemption date of the preferred stock.

Foreign Exchange Gains and Losses

The Company’s operations around the world are largely financed in U.S. dollars and there are significant intra-entity transactions between its international operations and the parent entity, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency.  In accordance with applicable guidance, those foreign entities translate property and equipment (and related depreciation) into U.S. dollars at the exchange rate in effect at the time of their acquisition, while other assets and liabilities are translated at year-end rates.  Operating results (other than depreciation) are translated at the average rates of exchange prevailing during the year.  Transaction gains and losses are included in the determination of net income (loss) and are reflected in “Other income (expenses)” in the accompanying consolidated statements of operations.

The foreign exchange net gain (loss) was $(2.3) million, $0.4 million and $0.7 million during the years ended December 31, 2011, 2010 and 2009, respectively.  The impact of changes in foreign exchange rates during 2011 was originated primarily in Latin America, where local currencies weakened and our denominated monetary assets exceeded our local currency denominated monetary liabilities.

Leases

In accordance with applicable guidance, the Company classifies leases as capital if they meet certain specified criteria.  A capital lease is recorded as an asset and an obligation, at an amount equal to the present value at the beginning of the lease term of minimum lease payments during the lease term, and amortized in a manner consistent with the Company’s normal depreciation policy.  All other leases are accounted for as operating leases where the cost of the rental of the property is expensed throughout the term of the lease.

Stock-Based Compensation

The Company accounts for stock-based compensation by recognizing all share-based payments to employees, including grants of employee stock options, in the financial statements based on their grant date fair values.  Compensation cost related to share-based payments to employees is recognized as expense over the requisite service period, reduced by expected forfeitures.  Compensation cost for awards granted prior to, but not vested, as of January 1, 2006, would be based on the grant date attributes originally used to value those awards for pro forma purposes.  The Company uses the modified prospective transition method, utilizing the Black-Scholes option pricing model for the calculation of the fair value of employee stock options.  Under the modified prospective method, the Company would record compensation cost related to unvested stock awards at December 31, 2005, by recognizing the unamortized grant date fair value of these awards over the remaining vesting periods of those awards with no change in historical reported earnings.

Contingent Liabilities

The Company accrues contingent liabilities for when such contingencies are probable and reasonably estimable.  The Company generally records losses related to these types of contingencies as direct operating expenses or general and administrative expenses in the consolidated statements of operations.

Legal Costs Incurred in Connection with a Loss Contingency

The Company expenses legal costs in the period in which they are incurred.  These types of costs are generally recorded as general and administrative expenses in the consolidated statements of operations.

Recent Accounting Pronouncements

In December 2011, the FASB issued an update to ASC 220, Presentation of Comprehensive Income.  This ASU defers a specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income.  The amendment will be temporary to allow the FASB time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income.

In December 2011, the FASB and the IASB issued an update to ASC 210, Balance Sheet — Disclosures about Offsetting Assets and Liabilities.  This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The guidance is effective for annual and interim reporting periods beginning on or after January 1, 2013.  The disclosures required by this ASU should be presented retrospectively for all comparative periods presented.  The Company is currently evaluating the provisions of this ASU.

In September 2011, the FASB issued an update to ASC 350, Intangibles — Goodwill and Other.  This ASU allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Therefore, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The ASU includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning January 1, 2012.  Early adoption is permitted.  The Company evaluated the provisions of this ASU for its goodwill impairment test performed as of September 30, 2011 and concluded to bypass the qualitative assessment for its reporting unit and proceed directly to performing the first step of the two-step goodwill impairment test.

In June 2011, the FASB issued an update to ASC 220, Presentation of Comprehensive Income.  This ASU provides an entity with the option to present comprehensive income in either (i) a single statement that presents the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income; or (ii) a two-statement approach which presents the components of net income and total net income in a first statement, immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  The presentation of other comprehensive income in the statement of changes in equity was eliminated.  The guidance is applied retrospectively and is effective for the Company for interim and annual periods beginning on January 1, 2012.  The Company adopted the provisions of this ASU on January 1, 2012, with the exception of those amendments relating to the presentation of reclassification adjustments out of accumulated other comprehensive income, which have been deferred as mentioned above.  The Company elected the option to present comprehensive income in a single statement.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued an update to ASC 820, Fair Value Measurements.  This ASU clarifies the application of certain fair value measurement requirements and requires, among other things, expanded disclosures for Level 3 fair value measurements and the categorization by level for items for which fair value is required to be disclosed in accordance with ASC 825, Financial Instruments.  The guidance is applied prospectively and is effective for the Company for interim and annual periods beginning on January 1, 2012.  Early adoption is not permitted.  The Company adopted the provisions of this ASU on January 1, 2012.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued an update to ASC 805, Business Combinations. This ASU addresses the disclosure of comparative financial statements and expands on the supplementary pro forma information for business combinations.  The Company adopted the provisions of this ASU prospectively for business combinations occurring on or after December 15, 2010.

In January 2010, the FASB issued new accounting guidance to require additional fair value related disclosures including transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements.  It also clarified existing fair value disclosure guidance about the level of disaggregation and about inputs and valuation techniques.  The new guidance was effective for the first reporting period beginning after December 15, 2009 except for the requirement to separately disclose purchases, sales, issuances and settlements relating to Level 3 measurements, which was effective for the first reporting period beginning after December 15, 2010.  The Company adopted the provisions of this ASU as required.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued an update to ASC 605, Revenue Recognition.  This ASU addressed the accounting for multiple deliverables contained in a single sales arrangement.  The Company adopted this new guidance on January 1, 2011.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

NOTE 3: Acquisition

In February 2010, the Company acquired PGS Onshore for cash and stock consideration valued at $202.8 million.  The acquisition of PGS Onshore provided the Company with a significant business expansion of its seismic data acquisition segment into Mexico, North Africa, the Far East, and in the United States, including Alaska.  In addition, the acquisition substantially increased the Company’s multi-client seismic data library with data covering approximately 5,500 square miles of 3D data located primarily in Texas, Oklahoma, Wyoming and Alaska.

The operations of PGS Onshore have been combined with those of the Company since February 12, 2010.  Disclosure of earnings of PGS Onshore since the acquisition is not practicable as it is not being operated as a standalone subsidiary.

The acquisition date fair value of the total consideration transferred consisted of the following (in thousands):

Purchase price:
Cash	$183,411
Issuance of 2,153,616 shares of the Company’s common stock at market value of $9.02 per share	19,426
Total consideration	$202,837

The following table summarizes the final fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Cash	$2,579
Accounts receivable	63,843
Prepaid expenses and other current assets	7,487
Current assets	73,909
Property and equipment	103,023
Multi-client seismic data library	26,700
Other intangible assets	6,200
Other long-term assets	1,429
Goodwill	58,962
Total assets acquired	270,223
Current liabilities	47,404
Other long-term liabilities	1,122
Deferred income taxes	18,860
Total liabilities assumed	67,386
Net assets acquired	$202,837

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

The allocation of the purchase price included the acquisition of a multi-client seismic data library, which consisted of data surveys covering portions of the United States and Canada.  Other intangible assets consisted of order backlog and a marine vibrator patented technology license.  The Company determined the fair values for the multi-client seismic data library and other intangibles using the income approach.  Under this method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life.  To calculate fair value, the Company used probability-weighted cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset.  The Company believes that the level and timing of cash flows appropriately reflect market participant assumptions.

The valuation of the intangible assets acquired and related amortization periods at the acquisition date are as follows

(in thousands):

	Useful Life	Fair Value
Order backlog	2 years	$5,700
License agreement	10 years	500
Total other intangible assets		$6,200

The Company provided deferred taxes and other tax liabilities as part of the acquisition accounting related to the fair market value adjustments for acquired multi-client seismic data library, property and equipment, intangible assets, and other deferred items as well as for uncertain tax positions taken in prior year tax returns.  The fair value of the deferred taxes and other tax liabilities was $18.9 million at the acquisition date.  As part of the purchase agreement, PGS retained the liability for taxes related to prior years and up to the purchase date and agreed to indemnify the Company for taxes imposed.  Accordingly, the Company included compensating amounts in receivables for amounts known at the acquisition date.

Goodwill of approximately $59.0 million was recognized for this acquisition and was calculated as the excess of the consideration transferred over the net assets recognized, representing the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.  It specifically included the anticipated synergies and other benefits from combining the operations of PGS Onshore with the operations of the Company.  The Company allocated the goodwill to the seismic data acquisition reportable segment.  The entire amount of goodwill of $59.0 million was not deductible for tax purposes.  See note 4 for further discussion on goodwill.

Costs associated with the acquisition of PGS Onshore totaled $5.2 million during the year ended December 31, 2010.

The following table presents consolidated income statement information for the year ended December 31, 2011 and unaudited pro forma consolidated income statement information for the year ended December 31, 2010 which assumes that the acquisition of PGS Onshore occurred at the beginning of the period.  The Company prepared the unaudited pro forma financial results for comparative purposes only.  The unaudited pro forma financial results may not be indicative of the results that would have occurred if Geokinetics had completed the acquisition at the beginning of the period presented or the results that may be attained in the future.  Amounts presented below are in thousands, except for the per share amounts:

	Year ended December 30,
	2011	2010
	Actual	Pro Forma
		(Unaudited)
Total revenue	$763,729	$578,757
Loss from operations	$(208,298)	$(97,292)
Net loss	$(222,053)	$(145,905)
Preferred dividends and accretion of discount on preferred stock	$(9,198)	$(8,850)
Loss applicable to common stockholders	$(231,251)	$(154,755)
Basic and diluted loss per common share	$(12.70)	$(8.87)

NOTE 4: Assets

(a)         Restricted Cash

As of December 31, 2011 and 2010, restricted cash was approximately $3.1 million and $2.5 million, respectively. At both periods, restricted cash included cash held to collateralize standby letters of credit and performance guarantees. Additionally, December 31, 2011 includes $0.2 million held in trust in connection with a short-term project financing agreement entered into in November 2011 by one of our subsidiaries in Latin America.  See note 6.

(b)         Accounts Receivable

A summary of accounts receivable is as follows (in thousands):

	December 31,
	2011	2010
Trade	$113,382	$103,778
Unbilled	32,557	48,297
Other	17,554	15,767
Total accounts receivable	163,493	167,842
Less allowance for doubtful accounts	(2,757)	(2,519)
	$160,736	$165,323

The Company utilizes the specific identification method for establishing and maintaining its allowance for doubtful accounts.  The activity in the allowance for doubtful accounts is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Balance at beginning of period	$2,519	$1,167	$3,944
Bad debt expense	1,921	1,549	1,110
Write-offs, net of recoveries	(1,683)	(197)	(3,887)
Balance at the end of the period	2,757	$2,519	$1,167

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

At the time of sale, the related accounts receivable are removed from the balance sheet and the proceeds and cost are recorded.  Accounts receivable sold under this arrangement totaled $59.9 million and $3.0 million during the years ended December 31, 2011 and 2010, respectively.  The loss on the sale of these accounts receivable during the years ended December 31, 2011 and 2010 was $0.3 million and $0.0 million, respectively, and is included in operating expenses in the Company’s consolidated statement of operations.  There were no sales of trade accounts receivable during 2009.

(c)          Property and Equipment

Property and equipment is comprised of the following (in thousands):

	Estimated	December 31,
	Useful Life	2011	2010
Field operating equipment	3-10 years	$318,530	$311,187
Vehicles	3-10 years	76,849	66,709
Buildings and improvements	6-39 years	10,948	14,819
Software	3-5 years	25,554	25,561
Data processing equipment	3-5 years	9,765	10,136
Furniture and equipment	3-5 years	3,994	3,253
		445,640	431,665
Less: accumulated depreciation and amortization		(235,281)	(176,549)
		210,359	255,116
Assets under construction		2,277	11,288
		$212,636	$266,404

The Company reviews the useful life and residual values of property and equipment on an ongoing basis considering the effect of events or changes in circumstances.

Depreciation expense was $69.9 million, $68.9 million, and $49.5 million during the years ended December 31, 2011, 2010, and 2009, respectively.

If appropriate, the Company capitalizes interest cost incurred on funds used to construct property and equipment.  The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life.  The Company did not capitalized interest during 2011 or 2009.  Interest cost capitalized was $1.1 million for the year ended December 31, 2010.

In April 2011, the Company experienced a loss of certain equipment as a result of a wild fire in Colorado, in the United States, which reached the Company’s staging area.  The lost assets were fully insured.  During the year ended December 31, 2011, the Company recorded a net loss of $0.2 million in connection with this event, which includes insurance proceeds received of $1.5 million.  The claims process was finalized during the first quarter of 2012 and the Company received additional insurance proceeds of $2.1 million.  All insurance proceeds will be used to replace the lost equipment.

The Company stores and maintains property and equipment in the countries in which it does business.  In connection with the acquisition of PGS Onshore in February 2010, the Company acquired certain property and equipment in Libya and entered into an agreement with PGS to operate the business there on the Company’s behalf.  The Company subsequently completed the formation of a subsidiary and acquired certain required licenses to operate its seismic acquisition business.  However, as a result of the civil unrest in Libya, the Company has been unable to operate its business or utilize its equipment in Libya since the first quarter of 2011 and is currently evaluating options regarding transfer of this equipment out of the area.  At December 31, 2011, the net book value of the equipment in Libya was $9.7 million.  While the Company maintains insurance coverage on these assets, including political risk coverage, this coverage is limited only to certain defined loss events.  To date, these defined events have not occurred.

(d)         Goodwill

All of the Company’s goodwill was related to its seismic data acquisition reportable segment.  The changes in the carrying amounts of goodwill were as follows (in thousands):

	2011	2010
Balance at the beginning of the period	$131,299	$73,414
Changes to goodwill relating to the acquisition of PGS Onshore (see note 3)	1,077	57,885
Goodwill impairment (see below)	(132,376)	—
Balance at the end of the period	$—	$131,299

Goodwill Impairment Assessment

Accounting guidance requires intangible assets with indefinite lives, including goodwill, be evaluated on an annual basis for impairment or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The Company historically performed its annual impairment assessment as of December 31.

Given the events impacting the Company during the third quarter of 2011, including the Mexico liftboat incident, a sustained decline in the Company’s market capitalization and the credit rating downgrades, the Company concluded that there were sufficient indicators to require an interim goodwill impairment analysis during the third quarter of 2011.  In accordance with the applicable accounting guidance, the Company performed a two-step impairment test.  In the first step of the impairment test the fair value of the Company’s reporting unit was compared to their carrying amount, including goodwill, to determine if a potential impairment existed.  As the carrying amount of the reporting unit exceeded its fair value, the second step was performed to measure the amount of impairment by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  Due to the complexities inherent in the analysis required, the Company did not fully complete step two of the impairment analysis of goodwill at that time; however, it determined that an impairment loss could be reasonably estimated.  As of September 30, 2011, the Company recorded a preliminary goodwill impairment charge of $40.0 million, representing the best estimate within the range of the estimated impairment loss at that time.  During the fourth quarter of 2011, the Company finalized step two of the impairment analysis which resulted in the recognition of an additional impairment charge of $92.4 million.  Accordingly, at December 31, 2011, the Company had no goodwill.  These charges are included in asset impairments in the Company’s consolidated statement of operations.

The following summarizes the most significant estimates and assumptions used by the Company in the goodwill impairment analysis:

•                  The fair value estimate in step one was determined using a combination of the income approach and the market-based approach.  In weighting the results of these valuation approaches, the Company placed a greater emphasis on the income approach.

•                  Income approach.

•                  Estimated cash flows were projected based on certain assumptions regarding revenues, direct costs, general and administrative expenses, depreciation, income taxes, capital expenditures and working capital requirements for the next five years.

•                  The terminal value assumed a long-term growth rate of 3%.

•                  The projected cash flows and the terminal value were discounted to present value using a discount rate of 16.2%.  The discount rate reflected the Company’s current credit rating.

•                  Market approach.

•                  The Company primarily considered the guideline publicly traded company method.  However, the Company utilized the guideline company transaction method as a reasonableness test for selected multiples from the guideline publicly traded company method and implied multiples from its valuation conclusions.

•                  The Company selected six publicly traded companies in the oil and gas equipment and services industry and focused on their enterprise value to last twelve month (“LTM”) and enterprise value to next twelve month (“NTM”) EBITDA multiples.

•                  The Company applied an unlevered control premium of 13% to the LTM EBITDA indication.

•                  The calculation of the implied fair value of the goodwill of the Company’s reporting unit required by step two included a full valuation of all the Company’s recognized assets and liabilities and any of its unrecognized intangible assets.  In estimating the fair value for the subject assets, the Company utilized a combination of the market approach, cost approach, and the income approach.   For the fixed assets, the Company relied on the market and cost approaches.   The relief from royalty rate method, which considers both the market approach and the income approach, was used to  value the trade name, marine vibrator technology license, and certain technology under development.  The income  approach, specifically the multi-period excess earnings method, was used to value the backlog and the multi-client seismic data library.

The estimates and assumptions described above used to estimate the goodwill impairment charges recorded during 2011 are subject to a high degree of bias and uncertainty.  Different assumptions as to the Company’s future revenues and cost structure, growth rate and discount rate would result in estimated future cash flows that could be materially different than those considered in the impairment assessment performed.  Any future fair value estimates for the Company’s reporting unit that are greater than the fair value estimate as of September 30, 2011, will not result in a reversal of the impairment charges.

Certain disclosures are required about nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.  This applies to our reporting unit for which the Company estimated its fair value under step two of the impairment test. A fair value hierarchy exists for inputs used in measuring fair value.  See note 8 for further discussion about the fair value levels.

	September 30, 2011
	(in thousands)
	(Level 1)	(Level 2)	(Level 3)	Total Impairment Charge
Reporting unit’s fair value	$—	$—	$296,543	$132,376
Total	$—	$—	$296,543	$132,376

(e)          Multi-client Seismic Data Library

At December 31, 2011 and 2010, multi-client seismic data library costs and accumulated amortization consisted of the following (in thousands):

	December 31,
	2011	2010
Acquisition and processing costs	$169,881	$97,904
Less accumulated amortization	(128,369)	(44,692)
Multi-client data library, net	$41,512	$53,212

During the fourth quarter of 2011, the Company performed its impairment review of the carrying value of the multi-

client seismic data library and determined that a specific multi-client survey was fully impaired.  Accordingly, the Company recorded an impairment charge of $2.4 million as of December 31, 2011, which is included in asset impairments in the Company’s consolidated statement of operations.

Multi-client seismic data library amortization expense for the years ended December 31, 2011, 2010 and 2009, were $85.0 million, $38.0 million and $6.6 million, respectively.

Multi-client seismic data library revenues for the years ended December 31, 2011, 2010 and 2009, were $119.5 million, $71.1 million and $10.3 million, respectively.

On March 15, 2012, the Company entered into a purchase and sale agreement pursuant to which the Company agreed to sell certain North America seismic data in exchange for $10.0 million in cash.  See note 22.

(f)            Deferred Financing Costs

The Company had deferred financing costs of $13.0 million and $11.8 million at December 31, 2011 and 2010, respectively.

Changes in deferred financing costs are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Balance at the beginning of the period	$11,794	$10,819	$1,038
Capitalized (1)	6,422	4,570	10,341
Amortized (2)	(4,108)	(2,784)	(560)
Write-offs associated with early extinguishment of debt (3)	(1,121)	(811)	—
Balance at the end of the period	$12,987	$11,794	$10,819

(1)                                  In 2011, the Company recorded $5.9 million in deferred financing costs in connection with the amended and restated credit agreement for the Whitebox Revolving Credit Facility. In 2010, the Company recorded $1.1 million, $2.4 million and $1.1 million in deferred financing costs in connection with the Notes, the RBC Revolving Credit Facility and the Series D Preferred Stock, respectively. In 2009, the Company recorded $0.2 million and $7.8 million in deferred financing costs in connection with the PNC Credit Facility and the Notes, respectively.

(2)                                  In April 2011, the Company wrote off $1.1 million of deferred financing costs in connection with Amendment No. 4 to the RBC Revolving Credit Facility which modified the final maturity date.  This amount is included in interest expense in the consolidated statement of operations.

(3)                              In May 2011, the Company wrote off $1.1 million of deferred financing costs in connection with the early extinguishment of the RBC Revolving Credit Facility which is included in other income (expense) in the Company’s consolidated statement of operations.  In February 2010, in connection with the closing of the acquisition of PGS Onshore, the Company wrote off $0.8 million of deferred financing costs related to the early extinguishment of certain debt which is included in other income (expense) in the Company’s consolidated statement of operations.

(g)         Other Assets

At December 31, 2011 and 2010, other assets, net consisted of the following (in thousands):

	December 31,
	2011			2010
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Intangible assets:
Customer lists(1)	$3,609	$(3,609)	$—	$3,609	$(3,276)	$333
Order backlog(2)	5,700	(5,629)	71	5,700	(2,629)	3,071
License agreement(2)	500	(94)	406	500	(44)	456
Total other intangible assets	$9,809	$(9,332)	$477	$9,809	$(5,949)	$3,860
Other:
Cost method investments(3)			6,713			4,810
Indemnification receivable from PGS and other			1,447			1,100
Total other			8,160			5,910
Total other assets, net			$8,637			$9,770

(1)                                  Customer lists were acquired in the acquisitions of Trace in December 2005 and Grant in September 2006.  Trace’s customer list was originally valued at $1.2 million with a fully depreciated net book value as of December 31, 2010.  Grant’s customer list was originally valued at $2.4 million with a fully depreciated net book value as of December 31, 2011.  Amortization expense for customer lists was $0.4 million, $0.7 million and $0.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(2)                                  Order backlog and license agreement were acquired though the acquisition of PGS Onshore.  See note 3.  The scheduled amortization for these assets is $0.1 million in 2012 and each year thereafter through 2015.  Amortization expense for order backlog and license agreement was $3.1 million and $2.7 million for the years ended December 31, 2011 and 2010, respectively.

(3)                                  The increase during 2011 is related to additional investments in these assets, which are capitalized in accordance with applicable accounting guidance.  At December 31, 2011 and 2010, these investments were evaluated for impairment and there were no identified events or circumstances that had a significant adverse effect on their fair value.

NOTE 5: Accrued Liabilities

Accrued liabilities include the following (in thousands):

	December 31,
	2011	2010
Accrued operating expenses	$29,188	$24,433
Accrued payroll, bonuses and employee benefits	41,964	22,599
Taxes payable, other than income	6,317	12,610
Accrued interest payable	1,381	1,381
Preferred dividends	411	346
Customer deposits	345	14,036
Other	230	289
	$79,836	$75,694

NOTE 6: Debt and Capital Lease Obligations

Long-term debt and capital lease obligations were as follows (in thousands):

	December 31, 2011	December 31, 2010

RBC Revolving Credit Facility —7.50% to 8.75%	$—	$23,000
Whitebox Revolving Credit Facility —11.125%	50,000	—
Senior Secured Notes, net of discount—9.75%	296,615	295,471
Capital lease obligations	5,873	1,696
Notes payable from vendor financing arrangements	166	751
Other (1)	2,072	—
Total	354,726	320,918
Less: current portion	(4,543)	(1,634)
Total, net(2)	$350,183	$319,284

(1)          Relates to the short-term project financing described below.

(2)          Excludes $53.2 million related to the mandatorily redeemable preferred stock.  See note 7.

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

The amended and restated credit agreement facility was entered into among the Company and the Lenders on August 12, 2011.  In connection with this agreement, the Company paid a closing fee of $1.7 million in cash.  In addition, the Company paid a $4.0 million advisory fee by issuing shares of Geokinetics common stock, valued at 95% of the volume weighted average price over the trailing 10-day trading period following the execution of the amended and restated credit agreement.  On August 29, 2011, Geokinetics issued an aggregate of 1,041,668 shares of common stock (the “Advisory Shares”) to the Lenders.  The issuance of the Advisory Shares triggered the anti-dilution provisions of (i) Geokinetics’ Series B Preferred Stock, (ii) warrants issued on July 28, 2008 to purchase up to 240,000 shares of Common Stock (the “2008 Warrants”), and (iii) warrants issued on December 14, 2010 to purchase up to 3,495,000 shares of Common Stock (the “2010 Warrants”).  The issue price of the Advisory Shares was $3.84, which was less than the conversion price of the Series B Preferred Stock and the exercise prices of the 2008 and 2010 Warrants.  Accordingly, the conversion price of the Series B Preferred Stock and the exercise price of the 2008 Warrants were reduced in accordance with an anti-dilution formula, and the exercise price of the 2010 Warrants was reduced to the issue price of the Advisory Shares, or $3.84 per share.  The anti-dilution formula for the Series B Preferred stock reduced the conversion price by multiplying the conversion price by a fraction, the numerator of which was (i) the number of fully diluted shares of Common Stock outstanding prior to issuance plus the number of shares of Common Stock that $4.0 million would purchase at such conversion price and (ii) the denominator of which was the sum of the number of fully diluted shares outstanding prior to the issuance plus the number of shares issued in payment of the fee, which resulted in an adjusted conversion price of $15.95 per share.  The anti-dilution adjustment to the 2008 Warrants was similar, resulting in an adjusted exercise price of $9.05 per share.  See notes 7 and 9.  The closing fee and the advisory fee were recorded as deferred financing costs and will be amortized through the maturity date of this agreement.

Borrowings outstanding under the facility bear interest at 11.125%; amounts in excess of the amount outstanding and the total amount available of $50.0 million are subject to an unused commitment fee of 11.125%.  The facility does not provide for the issuance of letters of credit and will mature on September 1, 2014.  Borrowings under the facility are secured by certain of Geokinetics’ and its subsidiaries’ U.S. assets and the pledge of a portion of the stock of certain of its foreign subsidiaries.  There are no scheduled amortization or commitment reductions prior to maturity but the Company is required to prepay the facility with proceeds from certain asset sales.  The Company has the option to prepay the facility upon the issuance of certain equity securities or after the first year, subject to a reduction fee schedule.  The facility has no financial maintenance covenants.

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

Senior Secured Notes Due 2014

On December 23, 2009, Holdings issued $300.0 million of Notes in a private placement to institutional buyers at an issue price of $294.3 million, or 98.093% of the principal amount.  The discount is accreted as an increase to interest expense over the term of the Notes.  At December 31, 2011 and 2010, the effective interest rate on the Notes was 11.1%, which includes the effect of the discount accretion and deferred financing costs amortization.  The stated interest rate on the Notes is 9.75% and is payable semi-annually in arrears on June 15 and December 15 of each year.  The Notes are fully and unconditionally guaranteed by Geokinetics and by each of Geokinetics’ current and future domestic subsidiaries (other than Holdings, which is the issuer of the Notes).  Pursuant to the terms of an inter-creditor agreement, the Notes are junior to the Whitebox Revolving Credit Facility as to receipt of collateral and/or collateral proceeds securing both the Whitebox Revolving Credit Facility and the Notes.  The Company may redeem up to 10% of the original principal amount of the Notes during each 12-month period at 103% of the principal amount plus accrued interest until the second anniversary following their issuance.  Thereafter, the Company may redeem all or part of the Notes at a prepayment premium which will decline over time.  In the event of a change of control, the Company will be required to make an offer to repurchase the Notes at 101% of the principal amount plus accrued interest.  The indenture governing the Notes contains customary covenants for non-investment grade indebtedness, including restrictions on the Company’s ability to incur indebtedness, to declare or pay dividends and repurchase its capital stock, to invest the proceeds of asset sales, and to engage in transactions with affiliates.

Capital Lease and Vendor Financing Obligations

From time to time, the Company enters into capital leases and vendor financing arrangements to purchase certain equipment.  The equipment acquired from these vendors is paid over a specified period of time based on the terms agreed upon.  During 2011, the Company entered into various capital leases, due in 2014, for certain transportation equipment for a total purchase amount of $6.5 million.

The amount due under all capital leases and vendor financing arrangements at December 30, 2011 and December 31, 2010 was approximately $6.0 million and $2.4 million, respectively.  The net book value of the property and equipment acquired under these capital leases and vendor financing agreements at December 31, 2011 and December 31, 2010 was approximately $7.9 million and $2.8 million, respectively.

Foreign Revolving Credit Lines

The Company maintains various foreign bank overdraft facilities used to fund short-term working capital needs.  At December 31, 2011, and December 31, 2010, the Company had approximately $2.4 million and $3.9 million, respectively, of available credit of which $0.0 million and $0.0 million, respectively, were outstanding under these facilities.  The available credit and amount outstanding at December 31, 2011 excludes borrowings outstanding under the short-term project financing agreement discussed below.

Short-term Project Financing — Line of Credit Agreement

On November 22, 2011, one of the Company’s subsidiaries in Latin America entered into a short-term project financing line of credit agreement secured primarily by the cash flows generated by the underlying project contract.  The cash inflows and outflows associated with this agreement and the underlying project contract are managed through a trust specifically set up for this purpose and required by the agreement.  The trust’s financial statements have been fully consolidated with the Company’s Latin American subsidiary and reflected accordingly.  The maximum credit available under this agreement is $7.6 million of which $2.1 million was outstanding at December 31, 2011.

Disbursements under the line of credit agreement are subject to a fee of 3.0% plus VAT and borrowings outstanding under this agreement bear interest at 8.0% plus one-month LIBOR rate, which was 8.45% at December 31, 2011.  The agreement matures on December 17, 2012 and certain financial covenants apply as long as amounts remain outstanding under the agreement.  The Company’s subsidiary was not in compliance with these covenants at December 31, 2011 and subsequently secured a waiver through December 31, 2012.

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

Other

Borrowings and Obligations Extinguished in Conjunction with the acquisition of PGS Onshore

On February 12, 2010, in conjunction with the closing of the acquisition of PGS Onshore, the Company fully extinguished certain borrowings and obligations as follows:

(a) PNC Credit Facility.  Until February 12, 2010, the Company had a Revolving Credit, Term Loan and Security Agreement with PNC, as lead lender, which provided the Company with a $70.0 million revolving credit facility maturing in May 2012.  On February 12, 2010, the outstanding balance of $45.8 million was repaid and the revolving credit facility was terminated.  The Company recorded a loss of $1.0 million on the redemption of the revolving credit facility which consisted of $0.8 million related to the acceleration of costs that were being amortized over the expected life of the facility, and approximately $0.2 million related to prepayment penalties.  The loss is included in other income (expense) in the Company’s consolidated statement of operations.

(b) CIT Group Equipment Financing.  The Company had several equipment lease agreements with CIT on seismic and other transportation equipment.  The outstanding balance at December 31, 2009 was approximately $12.1 million.  The Company recorded a loss of approximately $0.3 million on the redemption of these obligations related to prepayment penalties.  The loss is included in other income (expense) in the Company’s consolidated statement of operations.

(c) Other Equipment Financing.  The Company had several other vendor financing arrangements for purchase of equipment.  At December 31, 2009, these obligations totaled approximately $9.9 million.  The Company recorded a loss of $1.0 million related to prepayment penalties to fully extinguish certain equipment financing agreements outstanding on February 12, 2010.  The loss is included in other income (expense) in the Company’s consolidated statement of operations.

Bridge Loan Commitment

In 2009, the Company had a commitment from RBC to make a bridge loan in the amount of $275.0 million.  The proceeds from this loan would have been used to finance the acquisition of PGS Onshore and repay the Company’s existing indebtedness if the Notes offering was not completed.  The Company did not borrow amounts under the bridge loan but paid a commitment fee of approximately $2.9 million, which is included in other income (expense) in the Company’s consolidated statement of operations for the year ended December 31, 2009.

Future Maturities

At December 31, 2011, future maturities (principal only) of long-term debt, capital lease obligations, notes payable and mandatorily redeemable preferred stock are as follows (in thousands):

For the Years Ending December 31,
2012	$4,543
2013	2,305
2014	351,263
2015	76,186
2016 and thereafter	—
	$434,297	(1)

(1)          Excludes unamortized discount of $3.4 million on long-term debt and $23.0 million on mandatorily redeemable preferred stock.  See note 7.

NOTE 7: Mandatorily Redeemable Preferred Stock

The Company classifies its Series C and Series D Preferred Stock, which is not convertible or exchangeable for the Company’s common stock, as a long-term liability as they are considered mandatorily redeemable financial instruments.  Dividends paid or accrued are reflected as interest expense in the Company’s consolidated statement of operations.

Mandatorily redeemable preferred stock consisted of (in thousands, expect share amounts):

	December 31, 2011		December 31, 2010
	Shares	$	Shares	$

Series C Mandatorily Redeemable Preferred:
Issued	133,982	$33,495	133,982	$33,495
Discount, net of accretion	—	(927)	—	(1,159)
Accrued interest	35,637	8,909	17,089	4,272
Series C Mandatorily Redeemable Preferred, net	169,619	$41,477	151,071	$36,608

Series D Mandatorily Redeemable Preferred:
Issued	120,000	$30,000	120,000	$30,000
Discount, net of accretion	—	(22,049)	—	(21,504)
Accrued interest	15,127	3,782	643	161
Series D Mandatorily Redeemable Preferred, net	135,127	$11,733	120,643	$8,657
Total		$53,210		$45,265

Series C Mandatorily Redeemable Preferred Stock and 2008 Warrants

On July 28, 2008, the Company issued 120,000 shares of its Series B Preferred Stock, $10.00 par value (“Series B-2 Preferred Stock”) and warrants to purchase 240,000 shares of Geokinetics common stock to Avista and an affiliate of Avista for net proceeds of $29.1 million.  In December 2009, in conjunction with the financing of the acquisition of PGS Onshore, the Company agreed to exchange its Series B-2 Preferred Stock for 133,982 shares of new Series C redeemable preferred stock (“Series C Preferred Stock”) plus 750,000 shares of Geokinetics common stock.  The fair value of the Series C Preferred Stock at the date of exchange was $32.1 million.  The shares of Series C Preferred Stock were issued to Avista and have an aggregate liquidation preference equal to the liquidation preference of the Series B-2 Preferred Stock.  The liquidation value of the Series C Preferred Stock was $42.4 million at December 31, 2011.  The Company is required to redeem the Series C Preferred Stock on December 16, 2015.  The Series C Preferred Stock accrues dividends at a rate of 11.75%.  Dividends accrue until December 16, 2015.  The Series C Preferred Stock is not convertible or exchangeable for Geokinetics’ common stock.  The Series C Preferred Stock has liquidation preference over the Series D preferred stock (see below).

For the years ended December 31, 2011, 2010 and 2009, the Company recognized interest expense of $4.8 million $4.1 million and $0.1 million, respectively, related to the Series C Preferred Stock, which includes accretion of discount of $0.2 million, $0.2 million and $0 million, respectively.

The 2008 Warrants had an initial exercise price of $20.00 per share; however, pursuant to the anti-dilution provisions described below, the exercise price of the 2008 Warrants was reduced to $9.25 per share as a result of the common stock issuance in December 2009.  Additionally, the exercise price of the 2008 Warrants was further reduced to $9.05 per share as a result of the issuance of the Advisory Shares on August 29, 2011, associated with the advisory fee for the Whitebox Revolving Credit Facility.  See note 6.

The 2008 Warrants expire on July 28, 2013 and contain anti-dilution provisions substantially identical to the Series B Preferred Stock such that if the Company issues certain equity securities for a price that is lower than the warrant exercise price, the exercise price of the warrants will be adjusted downward pursuant to a specific formula.  As a result of the anti-dilution provisions, the 2008 Warrants are accounted for at fair value and recorded as derivative liabilities in the Company’s consolidated balance sheets at December 31, 2011 and 2010.

Series D Mandatorily Redeemable Junior Preferred Stock and 2010 Warrants

In December 2010, the Company completed a $30.0 million private placement of 120,000 shares of a new series of junior preferred stock (“Series D Preferred Stock”) and warrants to purchase 3,495,000 shares of Geokinetics common stock.  The Series D Preferred Stock was issued to related parties including Avista and its affiliates, PGS, Levant and certain directors of the Company.  Dividends on the Series D Preferred Stock accrue from the date of issuance and are paid in cash or accrued at the election of Geokinetics at a rate of 10.5% per annum and compounded quarterly if paid in cash and 11.5% per annum and compounded quarterly if accrued but not paid.  The Series D Preferred Stock is subject to mandatory redemption on December 15, 2016 and subject to redemption at the option of Geokinetics at the liquidation preference.  The preferred stock was issued at a value of $8.3 million.  The original discount of $21.7 million will be accreted through December 15, 2016 as additional interest expense using the effective interest rate method.  The liquidation value of the Series D Preferred Stock was $33.8 million at December 31, 2011.  The Series D Preferred Stock is not convertible or exchangeable for Geokinetics’ common stock.

For the years ended December 31, 2011 and 2010, the Company recognized total interest expense of $3.1 million and $0.2 million, respectively, related to the Series D Preferred Stock, which includes accretion of discount of $(0.5) million and $0 million, respectively.

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

The 2010 Warrants expire on December 15, 2016 and contain price protection provisions such that if the Company issues certain equity securities for a price that is lower than the warrant conversion price during the two-year period following the issuance date of the 2010 Warrants, the exercise price of the warrants will be adjusted to the price of the newly issued equity securities.  After the two-year period, the exercise price adjusts in accordance with a similar formula as the Series B Preferred Stock.  See note 9.  As a result of the anti-dilution provisions, the 2010 Warrants are accounted for at fair value and recorded as derivative liabilities in the consolidated balance sheets at December 31, 2011 and 2010.

NOTE 8: Fair Value

Fair Value Measurements

The Company categorizes the fair value measurements of its financial assets and liabilities into a three level fair value hierarchy based on the inputs used in determining fair value.  The categories in the fair value hierarchy are as follows:

Level 1— Financial assets and liabilities whose values are based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.  The Company had no assets or liabilities in this category at December 31, 2011 or 2010.

Level 2— Financial assets and liabilities whose values are based on quoted market prices for similar assets and liabilities, quoted market prices in markets that are not active or other inputs that can be corroborated by observable market data.  The Company had no assets or liabilities in this category at December 31, 2011 or 2010.

Level 3— Financial assets and liabilities whose values are based on inputs that are both significant to the fair value measurement and unobservable.  Internally developed valuations reflect the Company’s judgment about assumptions market participants would use in pricing the asset or liability estimated impact to quoted market prices.  The Company records derivative liabilities on its balance sheet related to the 2008 and the 2010 Warrants and the conversion feature embedded in the Series B Preferred Stock in this category.  At December 31, 2011, the fair value of these liabilities was determined using a binomial tree valuation model.  At December 31, 2010 and 2009, the fair value of these liabilities was determined using a Monte Carlo valuation model.

In selecting the binomial tree model to value the Company’s derivative liabilities at the end of 2011, management evaluated the model’s capability to incorporate certain provisions present in these financial instruments and believes that the model is consistent with the fair value measurement objectives and requirements under the applicable accounting guidance and that it has the ability to more easily assess the potential impact to the fair value measurements of changes in the underlying assumptions.

The assumptions used in the valuation models to determine the fair value of the Company’s derivative liabilities are as follows:

	At December 31,
	2011	2010
2008 Warrants exercise price (1)	$9.05	$9.25
2010 Warrants exercise price (1)	$3.84	$9.64
Series B Preferred Stock conversion price (1)	$15.95	$16.40
Stock price	$2.15	$9.29
Volatility	78.43%	83.64%
Risk-free discount rate (2) — 2008 Warrants	0.19%	0.84%
Risk-free discount rate (2) — 2010 Warrants	0.83%	2.38%
Risk-free discount rate (2) — Series B Preferred Stock embedded conversion feature	0.59%	1.99%

(1)          Anti-dilution provisions for these financial instruments were triggered as a result of the issuance of the Advisory Shares on August 29, 2011, associated with the Whitebox Revolving Credit Facility.  See notes 6, 7 and 9.

(2)          Based on the remaining life of the instruments.

The Company’s derivative liabilities measured at fair value on a recurring basis were as follows (in thousands):

	December 31, 2011
	Total	(Level 1)	(Level 2)	(Level 3)
Conversion feature embedded in Preferred Stock	$1,835	$—	$—	$1,835
2008 Warrants	29	—	—	29
2010 Warrants	3,914	—	—	3,914
Total derivative liabilities	$5,778	$—	$—	$5,778

	December 31, 2010
	Total	(Level 1)	(Level 2)	(Level 3)
Conversion feature embedded in Preferred Stock	$14,142	$—	$—	$14,142
2008 Warrants	1,097	—	—	1,097
2010 Warrants	23,032	—	—	23,032
Total derivative liabilities	$38,271	$—	$—	$38,271

A reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

	2011	2010

Balance at the beginning of the period	$38,271	$9,317
Total unrealized (gains) losses
Included in earnings	(33,300)	6,415
Included in other comprehensive income	—	—
Issuances	807	22,539
Transfers in and/or out of Level 3	—	—
Balance at the end of the period	$5,778	$38,271

The Company is not a party to any hedging arrangements, commodity swap agreements or any other derivative financial instruments.

See note 4(d) for discussion of the Company’s fair value measurements for non-financial assets.

Estimated Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair value due to the short maturity of those instruments, and therefore, have been excluded from the table below.  The fair value of debt was determined using quoted market prices, when available.  The fair value of the mandatorily redeemable preferred stock is calculated by using the discounted cash flow method of the income approach.

The following table sets forth the fair value of the Company’s remaining financial assets and liabilities (in thousands):

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial liabilities:
Long-term debt	$354,726	$226,637	$320,918	$324,862
Mandatorily redeemable preferred stock:
Series C	$41,477	$25,767	$36,608	$44,950
Series D	$11,733	$14,229	$8,657	$28,168

NOTE 9: Preferred Stock

On December 15, 2006, in connection with the repayment of a $55.0 million subordinated loan, the Company issued 228,683 shares of its Series B-1 Preferred Stock, $10.00 par value, pursuant to the terms of the Securities Purchase Agreement dated September 8, 2006, with Avista, an affiliate of Avista and another institutional investor.  Effective December 18, 2009, in connection with the exchange of the Series B-2 Preferred Stock for Series C Preferred Stock, the

holders of the Series B-1 Preferred Stock and the Company agreed to revised terms including (i) an extension of the redemption date to December 16, 2015; (ii) a reduction of the conversion rate to $17.436; (iii) an option to pay dividends in kind until December 15, 2015; and (iv) an increase in the dividend rate to 9.75%.  As a result, the Series B-1 Preferred Stock was redesignated as Series B Preferred Stock and the Series B-2 Preferred Stock was cancelled.

The Series B Preferred Stock contains certain anti-dilution provisions.  Under these provisions, if the Company issues certain equity securities at a price lower than the conversion price of the Series B Preferred Stock, initially the conversion price is adjusted to the price per share of the newly issued equity securities.  However, if prior to the issuance of new equity securities, the Company has issued certain equity securities valued at over $50.0 million, the conversion price is adjusted downward pursuant to a specific formula.  In connection with the issuance of the Series D Preferred Stock on December 14, 2010, the conversion price of the Series B Preferred Stock was reset to $16.40.  In connection with the issuance of the Advisory Shares on August 29, 2011, associated with the Whitebox Revolving Credit Facility, the conversion price of the Series B Preferred Stock was reset to $15.95.

Each holder of Series B Preferred Stock is entitled to receive cumulative dividends at the rate of 9.75% per annum on the liquidation preference of $250 per share, compounded quarterly.  At the Company’s option through December 16, 2015, dividends may be paid in additional shares of Series B Preferred Stock.  After such date, dividends are required to be paid in cash if declared.  Dividends on the Series B Preferred Stock have been accrued or paid in kind exclusively to date.  At December 31, 2011 and December 31, 2010, the Series B Preferred Stock is presented as mezzanine equity.

At each issuance of the Series B Preferred Stock, including accrued share dividends, the fair value of the Series B Preferred Stock conversion feature is bifurcated and recorded as a derivative liability.  The fair value of the Series B Preferred Stock conversion feature which was bifurcated and recorded as a derivative liability during the year ended December 31, 2011 was $0.8 million.  The difference between the fair value of the conversion feature and the liquidation preference amount is recorded as additional discount of the Series B Preferred Stock.  The accretion of the additional discount to the preferred stock resulting from bifurcating the Series B conversion feature for the years ended December 31, 2011 and 2010 was $1.0 million and $0.9 million, respectively.

The following table sets forth the changes in the carrying value of the Company’s Series B Preferred Stock for the year ended December 31, 2011:

	Shares	$ (thousands)

Balance at December 31, 2008	391,629	$94,862
Cumulative effect of change in accounting principle (1)	—	(8,173)
Accrued dividends	32,550	8,068
Fair value of bifurcated conversion feature	—	(467)
Accretion of issuance costs and additional discount	—	1,674
Exchange for Series C Preferred Shares	(133,982)	(28,988	) (2)
Balance at December 31, 2009	290,197	66,976
Accrued dividends	28,977	7,286
Fair value of bifurcated conversion feature	—	(871)
Accretion of issuance costs and additional discount	—	1,596
Balance at December 31, 2010	319,174	74,987
Accrued dividends	32,270	8,068
Fair value of bifurcated conversion feature	—	(807)
Accretion of issuance costs and additional discount	—	1,065
Balance at December 31, 2011	351,444	$83,313

(1)   ASC 815, Derivatives and Hedging

(2)          Includes write-off of $3.0 million related to the remaining unamortized discount on beneficial conversion derivative in Series B-2 Preferred Stock.

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

In addition, as long as any shares of the Series B, Series C or Series D Preferred Stock discussed above are outstanding, the Company may not pay or declare any dividends on common stock (other than dividends payable in common stock) unless the Company has paid, or at the same time pays or provides for the payment of, all accrued and unpaid dividends on the Series B, Series C and Series D Preferred Stock.  In addition, the terms of the Company’s preferred stock and the Company’s debt agreements further restrict the Company’s ability to pay dividends on common stock.  No dividends on common stock have been declared for any periods presented.

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

On August 29, 2011, the Company issued 1,041,668 shares of its common stock to the Lenders as payment of the advisory fee associated with the Whitebox Revolving Credit Facility.

Common Stock Warrants

As part of the Trace Acquisition in December 2005, the Company issued 274,105 warrants at an exercise price of $20.00, which expired on December 1, 2010.

As part of the issuance of Series B-2 Preferred Stock on July 28, 2008, the Company issued the 2008 Warrants to purchase 240,000 shares of common stock which expire on July 28, 2013.  The current exercise price of the 2008 Warrants is $9.05 per share.  At December 31, 2011 and 2010, the 2008 Warrants are recorded as derivative liabilities on the Company’s consolidated balance sheets.

In connection with the issuance of Series D Preferred Stock in December 2010, the Company issued the 2010 Warrants to purchase 3,495,000 shares of common stock which expire on December 15, 2016.  The current exercise price of the 2010 Warrants is $3.84 per share.  At December 31, 2011 and 2010, the 2010 Warrants are recorded as derivative liabilities on the Company’s consolidated balance sheets.

At December 31, 2011 and 2010, there were outstanding warrants to purchase 3,735,000 shares of common stock.

NOTE 11: Employee Benefits

Stock-Based Compensation

Stock-based compensation costs is measured at the date of the grant, based on the calculated fair value of the award, and is recognized as expense over the employee’s service period, which is generally the vesting period of the equity grant.

The Company adopted the 2010 Stock Awards Plan (“2010 Plan”) effective April 1, 2010, the 2007 Stock Awards Plan (“2007 Plan”) during May 2007 and the 2002 Stock Awards Plan (“2002 Plan”) during March 2002.  All Plans provide for granting of (i) incentive stock options, (ii) nonqualified stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) phantom stock awards or (vi) any combination of the foregoing to directors, officers and select employees.  The Company is authorized to grant a total of 3,150,000 shares of common stock under these three plans: 1,600,000 shares under the 2010 Plan, 750,000 shares under the 2007 Plan and 800,000 shares under the 2002 Plan.  At December 31, 2011, 1,017,250 shares remained available for grant under the 2010 Plan, 20,127 shares under the 2007 Plan, and 116,841 shares under the 2002 Plan.  Stock option exercises and restricted stock are funded through the issuance of authorized but unissued shares of common stock.

Stock Options

The Company granted both incentive stock options and non-qualified stock options to employees and non-employee directors.

On June 26, 2009, the Company announced the commencement of a voluntary stock option exchange program (“Exchange Offer”).  Eligible employees were provided the opportunity to surrender certain outstanding underwater incentive stock options granted in December 2007 with an exercise price of $28.00 in exchange for a lesser amount of replacement incentive stock options with a lower exercise price.  The Exchange Offer expired on July 27, 2009.  Pursuant to the Exchange Offer, 238,850 eligible stock options were tendered, representing 99.3% of the total stock options eligible for exchange in the Exchange Offer.  On July 27, 2009, the Company granted an aggregate of 218,178 new stock options in exchange for eligible stock options surrendered in the Exchange Offer.  The exercise price of the new stock option was $14.73, which was the closing price of Geokinetics common stock on July 27, 2009.  The incremental change to the Company’s unrecognized stock option expense related to these options was not material to the Company’s financial results.

Total compensation expense related to stock options recognized during the years ended December 31, 2011, 2010 and 2009 totaled $1.2 million, $1.0 million and $0.5 million, respectively.

The fair value of each option is estimated on the date of grant using the Black-Scholes pricing model.  The following weighted-average assumptions were made in estimating fair value:

	2011	2010	2009 (1)

Dividend Yield	0.00%	0.00%	—%
Risk-Free Interest Rate	1.49%	1.40%	—%
Expected Life (Years)	6.0	6.0	—
Expected Volatility	75.99%	80.13%	—%

(1)          Except for the new stock options granted in connection with the Exchange Offer described above, there were no new grants of stock options in 2009 that required fair value measurements.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model. Expected volatilities are based on a number of factors, including historical volatility of the Company’s stock.  The Company uses historical data to estimate option exercise and employee termination for determining the estimated forfeitures.  The Company uses the simplified method for determining the expected life used in the valuation model.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  As the Company has not declared dividends since it became a public entity, no dividend yield is used in the calculation.

A summary of the status of our common stock options awards is presented in the table below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance at December 31, 2010	506,463	$12.16	4.41
Granted	289,100	5.04	—
Exercised	—	—	—
Forfeited	(61,579)	6.67	—
Cancelled	(24,434)	10.60	—
Expired	—	—	—
Balance at December 31, 2011	709,550	$9.82	4.28
Exercisable at December 31, 2011	303,114	$15.50	2.75

During the years ended December 31, 2011, 2010, and 2009, no options were exercised.

The weighted-average grant-date fair value per share of stock options granted during the years ended December 31, 2011, 2010 and 2009 was $3.26, $4.55, and $12.34, respectively.

Options outstanding at December 31, 2011, expire between December 2013 and November 2017, and have exercise prices ranging from $3.39 to $28.00.

A summary of the status of our non-vested stock options as of December 31, 2011, and changes during the year ended December 31, 2011 are presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Non-vested at December 31, 2010	337,169	$6.49
Granted	289,100	3.26
Vested	(158,254)	8.42
Forfeited	(61,579)	4.75
Expired	—	—
Non-vested at December 31, 2011	406,436	$3.70

As of December 31, 2011, there was approximately $1.3 million of total unrecognized compensation expense related to stock options outstanding.  That cost is expected to be recognized over the next three years.

Restricted Stock

In addition to stock options, employees and non-employee directors may be granted restricted stock awards (“RSA”), which are awards of common stock with no exercise price. RSA expense is calculated by multiplying the stock price on the date of award by the number of shares awarded and amortizing this amount over the vesting period of the stock.

The Company recorded compensation expense related to restricted stock of approximately $1.4 million, or $0.07 per common share, $1.9 million, or $0.10 per common share, and $1.7 million, or $0.15 per common share for the years ended December 31, 2011, 2010 and 2009, respectively.

Restricted stock awards activity for 2011 is summarized below:

	Number of Shares of Restricted Stock	Weighted Average Grant-Date Fair Value per Share
Total non-vested at December 31, 2010	313,831	$9.98
Granted	164,730	6.95
Vested	(125,895)	10.49
Forfeited	(53,467)	8.04
Total non-vested at December 31, 2011	299,199	$8.44

The weighted average grant date fair value per share for RSA granted in 2011, 2010 and 2009 was $6.95, $6.72 and $14.02, respectively. The total fair value of RSA vested in 2011, 2010 and 2009 was $1.32 million, $2.0 million and $0.5 million, respectively.

Because the Company maintained a full valuation allowance on its U.S. deferred tax assets, the Company did not recognize any tax benefit related to stock-based compensation expense for the years ended December 31, 2011, 2010 and 2009.

As of December 31, 2011, there was approximately $1.9 million of total unrecognized compensation related to restricted stock outstanding.  That cost is expected to be recognized over the next three years.

Employee Retirement Plans

At December 31, 2011, the Company maintained two retirement plans in which the Company’s employees were eligible to participate.

U.S. domestic employees participated in a 401(k) plan in which the Company made matching contributions of approximately $1.5 million, $1.3 million, and $0.9 million for the years ended December 31, 2011, 2010 and 2009, respectively, whereby the Company matched 100% on the first 3% of the employee’s contribution and 50% on the second 3% of the employee’s contribution.

International employees participated in an international defined contribution plan in which the Company made matching contributions of approximately $0.7 million, $0.5 million, and $0.3 million for the years ended December 31, 2011, 2010 and 2009, respectively, whereby the Company matched 100% on the first 3% of the employee’s contribution and 50% on the second 3% of the employee’s contribution.

All employees of the Company paid out of the United States, both domestically and internationally, are eligible to participate effective the first of the month following three months from their hire date.

The Company does not offer any pension or other retirement benefits.

NOTE 12: Loss Per Common Share

The following table sets forth the computation of basic and diluted loss per common share (in thousands except per share data):

	Year Ended December 31,
	2011	2010	2009
Numerator:
Loss applicable to common stockholders	$(231,251)	$(147,534)	$(34,125)
Denominator:
Denominator for basic loss per common share	18,211	17,441	10,875
Effect of dilutive securities:
Stock options	—	—	—
Warrants	—	—	—
Restricted stock	—	—	—
Convertible preferred stock	—	—	—
Denominator for diluted loss per common share	18,211	17,441	10,875

Loss per common share:
Basic and diluted	$(12.70)	$(8.46)	$(3.14)

The calculation of diluted loss per common share for the years ended December 31, 2011, 2010 and 2009, excludes options to purchase 324,653 shares, 427,804 shares and 208,673 shares of common stock, respectively; warrants to purchase 2,129,400 shares, 0 shares, and 210,856 shares of common stock, respectively; 299,199 shares, 313,831 shares, and 281,689 shares of restricted stock, respectively; and preferred stock convertible into 5,508,527 shares, 4,865,457 shares, and 4,159,934 shares of common stock for the years ended December 31, 2011, 2010 and 2009, respectively, because the effect would be anti-dilutive.

At December 31, 2011, 2010 and 2009, there were outstanding warrants to purchase 3,735,000 shares, 3,735,000 shares and 514,105 shares, respectively.

NOTE 13: Segment Information

The Company’s reportable segments are strategic business units that offer different services to customers.  The Company has two reportable segments: seismic data acquisition and seismic data processing and integrated reservoir geosciences.  The Company further breaks down its seismic data acquisition reportable segment into three reporting units: North America proprietary seismic data acquisition, international proprietary seismic data acquisition and multi-client seismic data acquisition.  The North America and international proprietary seismic data acquisition reporting units acquire data for customers by conducting specific seismic shooting operations for customers in North America (excluding Mexico) and worldwide.  The multi-client seismic data acquisition business unit licenses fully or partially owned seismic data, covering areas in the United States, Canada and Brazil.  The processing and integrated reservoir geosciences segment operates processing centers in Houston, Texas and London, United Kingdom to process seismic data for oil and gas exploration companies worldwide.

The accounting policies of the Company’s segments are the same as those described in note 2: “Basis of Presentation and Significant Accounting Policies.”  The Company evaluates the performance of each segment based on Adjusted EBITDA, defined below.

The following table sets forth financial information with respect to our reportable segments (in thousands) (1):

	Year Ended December 31,
	2011	2010	2009
Revenue:
Data Acquisition
North America proprietary	172,649	128,833	72,917
International proprietary	462,919	349,201	417,106
Multi-Client	119,516	71,082	10,260
Subtotal Data Acquisition	755,084	549,116	500,283
Data Processing and Integrated Reservoir Geosciences	14,192	11,787	13,178
Eliminations	(5,547)	(2,769)	(2,495)
Total	763,729	558,134	510,966
Direct Operating Expenses:
Data Acquisition
North America proprietary	140,979	118,912	66,185
International proprietary	455,422	326,424	297,986
Multi-Client	470	1,670	2
Subtotal Data Acquisition	596,871	447,006	364,173
Data Processing and Integrated Reservoir Geosciences	11,951	11,662	11,136
Eliminations	(5,547)	(2,769)	(2,495)
Total	603,275	455,899	372,814
Depreciation and Amortization:
Data Acquisition
North America proprietary	13,609	21,089	15,912
International proprietary	55,645	46,061	29,293
Multi-Client	85,021	37,999	6,630
Subtotal Data Acquisition	154,275	105,149	51,835
Data Processing and Integrated Reservoir Geosciences	1,466	1,492	1,574
Corporate	2,647	6,256	3,512
Total	158,388	112,897	56,921
Adjusted EBITDA (2):
Data Acquisition
North America proprietary	24,310	4,143	(189)
International proprietary	(20,781)	(4,093)	98,385
Multi-Client	117,049	68,272	10,258
Subtotal Data Acquisition	120,578	68,322	108,454
Data Processing and Integrated Reservoir Geosciences	2,100	28	1,923
Corporate	(37,832)	(47,509)	(27,127)
Total	84,846	20,841	83,250
Reconciliation of Adjusted EBITDA to Net Loss
Adjusted EBITDA	84,846	20,841	83,250
Provision for income taxes	(2,040)	(4,810)	(23,252)
Interest expense, net of interest income	(47,540)	(37,827)	(5,971)
Other (income) expense (as defined below)	35,825	(3,991)	(9,441)
Asset impairments	(134,756)	—	—
Depreciation and amortization	(158,388)	(112,897)	(56,921)
Net loss	(222,053)	(138,684)	(12,335)
Identifiable Assets (at end of year):
Data Acquisition
North America proprietary	95,350	130,912
International proprietary	304,656	447,190
Multi-Client (3)	71,494	82,197
Subtotal Data Acquisition	471,500	660,299
Data Processing and Integrated Reservoir Geosciences	8,113	8,789
Corporate	34,559	56,076
Total(4)	514,172	725,164

(1)          During the fourth quarter of 2011, the Company re-assessed its operating segments and concluded that its multi-client data library business is a separate operating segment.  Accordingly, prior periods have been restated.

(2)          The Company defines Adjusted EBITDA as net income (loss) (the most directly generally accepted accounting principle or “GAAP” financial measure) before Interest, Taxes, Other Income (Expense) (including foreign exchange gains/losses, loss on early redemption of debt, gains/losses from changes in fair value of derivative liabilities and other income/expense), Asset Impairments and Depreciation and Amortization.  The Chief Operating Decision Maker (“CODM”) primarily evaluates operating segment profitability through the use of this measure.  However, as the majority of operating costs directly associated with acquiring and processing multi-client data are capitalized and amortized based on a specific formula, the CODM also considers the impact of amortization expense when specifically evaluating multi-client’s segment profitability.

(3)          The North America proprietary segment shares certain productive assets used in its operations with the multi-client segment.  Those productive assets are presented as part of the North America segment.  Multi-client assets presented in the table above only include those assets specifically identified with the multi-client seismic data acquisition business such as cash, accounts receivable and the multi-client seismic data library.

(4)          During 2011, capital expenditures, including capitalized leases and capitalized depreciation to multi-client, totaled $1.7 million, $21.2 million, $75.7 million and $1.0 million for North America proprietary, international proprietary, multi-client and data processing and integrated reservoir geosciences, respectively.

NOTE 14: Income Taxes

Income (loss) before income taxes attributable to U.S. and foreign operations are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
U.S.	$(138,839)	$(72,773)	$(14,494)
Foreign	(81,174)	$(61,101)	$25,411
Total	$(220,013)	$(133,874)	$10,917

The provision for income taxes shown in the consolidated statements of operations consists of current and deferred expense (benefit) as follows:

	Year Ended December 31,
	2011	2010	2009
Current:
U.S.—federal and state	$32	$(150)	$200
Foreign	10,115	14,136	30,174
Total current	10,147	13,986	30,374
Deferred:
U.S.—federal and state	(2,973)	(6,494)	(5,919)
Foreign	(5,134)	(2,682)	(1,203)
Total deferred	(8,107)	(9,176)	(7,122)
Total provision for income taxes	2,040	$4,810	$23,252

The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory rate to the income/loss before income taxes for the years ended December 31, 2011, 2010 and 2009 as follows:

	Year Ended December 31,
	2011	2010	2009
U.S. statutory rate	$(77,004)	$(46,856)	$3,821
Non-deductible expenses	50,160	1,312	386
State taxes, net of benefit	21	—	130
Effect of foreign tax rate differential	11,014	9,581	(2,467)
Foreign withholding taxes	4,746	4,184	4,527
Foreign tax credit	(13,245)	—	—
Non-taxable/non-deductible derivative (gains) losses	(11,655)	2,245	2,563
Unrecognized tax benefits	1,773	764	7,233
Return to accrual items	(4,287)	4,760	(4,494)
Change in valuation allowance	40,517	28,820	11,553
Total provision for income taxes	$2,040	$4,810	$23,252

	December 31
	2011	2010
Current deferred tax assets:
Allowance for doubtful accounts	$832	$730
Other	291	464
Total current deferred tax assets	1,123	1,194
Noncurrent deferred tax assets:
Stock-based compensation	1,856	1,066
Loss carryforwards—U.S	97,232	85,401
Loss carryforwards—foreign	41,639	30,922
Debt on foreign subsidiary leases	—	75
Multi-client seismic data library	12,906	9,716
Foreign tax credit	13,244	—
Total noncurrent deferred tax assets	166,877	127,180
Total deferred tax assets	168,000	128,374
Valuation allowance	(144,538)	(104,021)
Net deferred tax assets	23,462	24,353
Current deferred tax liabilities
Deferred revenue	2,639	—
Other	178	—
Total current deferred tax liabilities	2,817	—
Noncurrent deferred tax liabilities:
Property and equipment—foreign	(390)	(418)
Property and equipment—U.S	4,969	8,830
Property—equipment—acquisitions	20,476	24,249
Other	3,652	7,861
Total noncurrent deferred tax liabilities	28,707	40,522
Total deferred tax liabilities	31,524	40,522
Net deferred income tax liability	$8,062	$16,169

The valuation allowance for deferred tax assets increased by approximately $40.5 million and $39.2 million in 2011 and 2010, respectively.  The increase in this allowance was primarily due to an increase of U.S. and foreign net operating losses.

At December 31, 2011, the Company had U.S. tax loss carryforwards of approximately $259.3 million and non-U.S. tax loss carryforwards of approximately $156.8 million which expire in various amounts beginning in 2012 and ending in 2031.  The non-U.S. loss carryforwards expiring in 2012, 2013, 2014, 2015 and 2016 are $3.8 million, $3.5 million, $14.7 million, $17.9 million, and $10 million, respectively.  There are no U.S. loss carryforwards expiring before 2019.  Section 382 imposes limitations on a corporation’s ability to utilize net operating loss carryforwards (“NOLs”) if the Company experiences an “ownership change.”  In general terms, an ownership change may result from transactions increasing the ownership percentage of certain stockholders in the stock of the corporation by more than 50 percent over a three year period.  In the event of an ownership change, utilization of NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of the Company at the time of the ownership change by the applicable long-term tax-exempt rate.  Any unused annual limitation may be carried over to later years.  The amount of the limitation may, under certain circumstances, be increased by built-in gains held by the Company at the time of the ownership change that are recognized in the five year period after the ownership change.  The Company has not experienced an ownership change.

As of December 31, 2011, a portion of the Company’s cash and cash equivalents and restricted cash was held by foreign subsidiaries and based in U.S. dollar denominated holdings.  Additionally, the Company has undistributed earnings of its foreign subsidiaries.  Those amounts are considered to be indefinitely reinvested; accordingly, no provision for U.S. federal and state income tax or for any potential foreign withholding taxes has been provided.  Upon repatriation of those amounts, the Company would be subject to both U.S. income taxes and withholding tax payable to the various foreign countries.  Determination of the amount of the unrecognized deferred tax liability is not practicable; however, unrecognized foreign tax credits may be available to reduce the U.S. liability.

The Company operated under a tax holiday in certain parts of Egypt through 2010.

In conjunction with the acquisition of PGS Onshore, PGS agreed to indemnify Geokinetics for taxes related to prior years and up to the purchase date.  An indemnification receivable has been reflected in the Company’s accounts receivable, which may be adjusted as the respective tax liabilities are settled.

Uncertainty in Income Taxes

A reconciliation of the change in the unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Balance at beginning of period	$7,997	$7,233	$—
Increase for tax positions related to current year	1,773	764	7,233
Lapses in statues of limitations	—	—	—
Balance at the end of the period	$9,770	$7,997	$7,233

All additions or reductions to the above liability affect the Company’s effective tax rate in the respective period of change.  The Company accounts for any applicable interest and penalties on uncertain tax positions as a component of income tax expense which was $1.5 million and $0.8 million for the years ended December 31, 2011 and 2010, respectively.  At December 31, 2011 and 2010, the Company had $3.0 million and $2.3 million, respectively, of accrued interest related to unrealized tax benefits.  The tax years that remain subject to examination by major tax jurisdictions are from 2005 to 2011.

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

Transition Services Agreement.  In the transition services agreement, PGS agreed to provide the Company with office facilities, accounting, information, payroll and human resources services following the closing of the acquisition.  During 2010, the Company incurred fees of $3.4 million related to this agreement.  The services were provided by PGS through July 30, 2010.

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

Other

On August 12, 2011 the Company entered into an amended and restated credit agreement with the Lenders for the Whitebox Revolving Credit Facility.  Mr. Gary L. Pittman, the Company’s Executive Vice President and Chief Financial Officer, is a passive investor in, and holds less than approximately 0.2% of the total assets of ECF Value Fund, L.P. and approximately 0.3% of the total assets of ECF Value Fund International, Ltd. which are two of the Lenders participating in the amended and restated credit agreement at December 31, 2011.

During the years ended December 31, 2011 and 2010, the Company paid fees of approximately $0.3 million and $0.5 million, respectively, for freight broker services provided by Total Connection, a company owned and operated by the spouse of an employee of the Company.  Additionally, during the years ended December 31, 2011 and 2010, the Company paid fees of approximately $1.2 million and $1.0 million, respectively, for permitting services provided by Complete Geo Land Services, LLC, a company owned and operated by the spouse of an employee of the Company.

During the years ended December 31, 2011, 2010 and 2009, the Company recorded revenue of approximately $0.4 million, $0.1 million and $0.1 million, respectively, for seismic data processing services provided to Carmot Seismic AS, a Norwegian company partially owned by the spouse of an employee of the Company and where the Company employee is a Director.

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

NOTE 16: Commitments and Contingencies

Contingencies

Mexico Liftboat Incident

The Company is a defendant in lawsuits arising out of the September 8, 2011 liftboat incident in the Bay of Campeche, Gulf of Mexico filed by two surviving crewmembers of the liftboat who were employees of the liftboat owner/operator and the heirs of two deceased crewmembers of the liftboat who were employed by the liftboat owner/operator and the heirs of two decedents who were employees of a Geokinetics operating company.  The current lawsuits are:  Randal Reed v. Trinity Lifeboat Services, LLC, Trinity Lifeboat Services No. 2 LLC.; United States District Court, Western District of Louisiana, Lafayette Division, C.A. No. 6:11-cv-01868; and Ted Derise, Jr., et al. v. Advanced Seismic Technology, Inc.; 11th Judicial District Court of Harris County, Texas; C.A. No. 2012-12812; These matters are at an early stage in the litigation process; accordingly, the Company currently cannot assess the probability of losses, or reasonably estimate a range of any potential losses related thereto.  The Company intends to vigorously defend itself in these proceedings.

California Labor Class Action

On July 13, 2011, the Company was named as a defendant in a lawsuit styled Moncada, et al. v. Petroleum Geo-Services, et al. filed in the Superior Court of California in Kern County.  This is a wage-and-hour class action lawsuit where the plaintiffs claim that they were not properly compensated from June 2009 to April 2010 for meal and rest breaks, in addition to overtime pay.  The Company intends to vigorously defend itself in this proceeding.

Taxes Related to International Operations

Historically, the Company did not adequately monitor the time in country for its third country nationals performing work for the Company in certain countries in which it operated and thus may have under reported the taxes due for these employees.  The Company has made an assessment of the potential liability related to these taxes and has recorded a provision at December 31, 2011.

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

With respect to the Company’s various contingencies, the Company had a provision of $12.7 million and $2.3 million, included in accrued expenses at December 31, 2011 and 2010, respectively, for estimated costs related to these claims.

Commitments

At December 31, 2011, the Company has non-cancelable operating leases for office, warehouse space and equipment with remaining terms ranging from approximately one to six years.  Aggregate future minimum lease payments under the various non-cancelable operating leases are as follows (includes impact of escalation clauses, as applicable) (in thousands):

For the Years Ending December 31,
2012	$32,790
2013	4,828
2014	3,495
2015	1,495
2016	747
Thereafter	435
$43,790

Rental expense in the consolidated financial statements amounted to approximately $119.1 million, $69.5 million and $76.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 17: Significant Risks and Management’s Plans

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

There can be no assurance that manufacturers of seismic equipment will not develop new systems that have competitive advantages over systems now in use that either render the Company’s current equipment obsolete or require the Company to make significant capital expenditures to maintain its competitive position.  There can be no assurance that the Company will have the capital necessary to upgrade its equipment to maintain its competitive position or that any required financing therefore will be available on favorable terms.  If the Company is unable to raise the capital necessary to update its seismic data acquisition systems to the extent necessary, it may be materially and adversely affected.

NOTE 18: Major Customers

The Company’s largest customer in 2011 and 2010, located in Latin America, accounted for 15% and 10% of total revenue, respectively.  The Company’s three largest customers in 2009, located in Africa and Latin America accounted for 20%, 14% and 10% of total revenue, respectively. The revenues from these customers are primarily reported in the international seismic data acquisition operating segment for each of the years ended December 31, 2011, 2010 and 2009.  For the years ended December 31, 2011, 2010, 2009 and 2008, revenue from the top three customers was approximately $223.1 million, $138.0 million, and $230.0 million, respectively, representing approximately 29%, 25%, and 45% of total revenue, respectively.

In addition, at December 31, 2011, one customer, who accounted for 4% of the Company’s revenues, accounted for 13% of total accounts receivable in aggregate, and one customer, who accounted for 15% of the Company’s revenues, accounted for 9% of total accounts receivable in aggregate.  At December 31, 2010, one customer, who accounted for 10% of the Company’s revenues, accounted for 7% of total accounts receivable in aggregate.  At December 31, 2009, two customers, each of who accounted for more than 10% of the Company’s accounts receivable, accounted for 73% of total accounts receivable in aggregate.

NOTE 19: Concentration of Credit Risk

The Company’s primary market risks include fluctuations in commodity prices which affect demand and pricing of services.  All of the Company’s customers are involved in the oil and natural gas industry, which exposes the Company to credit risk because our customers may be similarly affected by changes in economic and industry conditions.  Further, the Company generally provides services and extends credit to a relatively small group of key customers that account for a significant percentage of accounts receivable of the Company at any given time.  Due to the nature of the Company’s contracts and customers’ projects, the largest customers can change from year to year and the largest customers in any year may not be indicative of the largest customers in any subsequent year.  If any key customers were to terminate their contracts or fail to contract for future services due to changes in ownership or business strategy or for any other reason, the Company’s results of operations could be affected.

Accordingly, the Company performs ongoing customer credit evaluations and maintains allowances for possible losses.  Write offs charged against the allowance for bad debt have not exceeded 1.0% of total sales for 2011, 2010, and 2009.  Management believes the unreserved accounts receivables at December 31, 2011, of $160.7 million are collectible and the allowance for doubtful accounts of $2.8 million is adequate.

The Company has cash in banks and short-term investments, including restricted cash, which, at times, may exceed federally insured limits, established in the United States and foreign countries.  The Company has not experienced any losses in such accounts and management believes it is not exposed to any significant credit risk on cash and short-term investments.

The Company conducts operations outside the United States in both its seismic data acquisition and seismic data processing and integrated reservoir geosciences reportable segments.  These operations expose the Company to market risks from changes in foreign exchange rates.  However, to date, the level of activity has not been of a material nature.

NOTE 20: Unaudited Quarterly Financial Data

Summarized quarterly financial data for 2011 and 2010 are as follows (in thousands, except per share data):

	Quarter Ended
2011	March 31	June 30	September 30	December 31
Total revenue	$187,637	$145,548	$206,052	$224,492
Loss from operations	$(21,484)	$(27,950)	$(52,102)	$(106,762)
Change in fair value of derivative liabilities	$4,443	$4,529	$22,409	$1,919
Interest expense, net of interest income	$(11,149)	$(12,941)	$(10,951)	$(12,499)
Net loss	$(28,771)	$(39,436)	$(42,105)	$(111,741)
Loss applicable to common stockholders	$(30,974)	$(41,707)	$(44,438)	$(114,132)
Loss per common share:
Basic and diluted	$(1.74)	$(2.34)	(2.44)	(6.03)
Weighted average common shares outstanding:
Basic and diluted	17,824	17,838	18,225	18,943

	Quarter Ended
2010	March 31	June 30	September 30	December 31
Total revenue	$105,748	$119,548	$134,020	$198,818
Loss from operations	$(18,208)	$(29,039)	$(25,603)	$(19,206)
Change in fair value of derivative liabilities	$1,107	$3,715	$(3,452)	$(7,785)
Interest expense, net of interest income	$(10,005)	$(9,014)	$(9,560)	$(9,248)
Net loss	$(28,759)	$(37,789)	$(36,249)	$(35,887)
Loss applicable to common stockholders	$(31,151)	$(39,605)	$(38,566)	$(38,212)
Loss per common share:
Basic and diluted	$(1.84)	$(2.24)	$(2.18)	$(2.15)
Weighted average common shares outstanding:
Basic and diluted	16,915	17,679	17,698	17,746

NOTE 21: Condensed Consolidating Financial Information

The Notes are fully and unconditionally guaranteed, jointly and severally, by the Company, and by each of the Company’s current and future domestic subsidiaries (other than Geokinetics Holdings, USA, Inc., which is the issuer of the Notes).  The non-guarantor subsidiaries consist of all subsidiaries and branches outside of the United States.  Separate condensed consolidating financial statement information for the parent, guarantor subsidiaries and non-guarantor subsidiaries as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	BALANCE SHEET December 31, 2011
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$971	$—	$134,119	$103,310	$—	$238,400
Property and equipment, net	16,666	—	174,564	21,406	—	212,636
Investment in subsidiaries	197,931	377,362	44,118	14,206	(633,617)	—
Intercompany accounts	23,454	80,834	12,845	(117,133)	—	—
Other non-current assets	1,079	11,908	42,572	7,754	(177)	63,136
Total assets	$240,101	$470,104	$408,218	$29,543	$(633,794)	$514,172
Liabilities, Mezzanine and Stockholders’ Equity (Deficit)
Current liabilities	$48,482	$1,565	$78,914	$86,362	$—	$215,323
Long-term debt and capital lease obligations, net of current portion	—	346,615	—	3,568	—	350,183
Deferred Income tax and other non-current liabilities	30,458	—	30,798	1,138	—	62,394
Derivative liabilities	5,778	—	—	—	—	5,778
Total liabilities	84,718	348,180	109,712	91,068	—	633,678
Mezzanine equity	83,313	—	—	—	—	83,313
Stockholders’ equity (deficit)	72,070	121,924	298,506	(61,525)	(633,794)	(202,819)
Total liabilities, mezzanine and stockholders’ equity (deficit)	$240,101	$470,104	$408,218	$29,543	$(633,794)	$514,172

	STATEMENT OF OPERATIONS Year Ended December 31, 2011
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$518	$—	$414,837	$433,840	$(85,466)	$763,729
Equity in earnings of subsidiaries	(216,304)	—	(4,758)	(58,177)	279,239	—
Expenses:
Direct operating	25,398	—	216,813	441,400	(80,336)	603,275
Depreciation and amortization	6,564	—	126,071	25,753	—	158,388
General and administrative	(982)	—	39,789	41,754	(4,953)	75,608
Asset impairments	—	—	132,376	2,380	—	134,756
Total expenses	30,980	—	515,049	511,287	(85,289)	972,027
Loss from operations	(246,766)	—	(104,970)	(135,624)	279,062	(208,298)
Interest income (expense), net	(8,176)	(39,323)	607	(648)	—	(47,540)
Other income (expenses), net	32,889	(1,121)	6,322	(2,265)	—	35,825
Loss before income taxes	(222,053)	(40,444)	(98,041)	(138,537)	279,062	(220,013)
Provision for income taxes	—	—	2,037	3	—	2,040
Net loss	$(222,053)	$(40,444)	$(100,078)	$(138,540)	$279,062	$(222,053)

	STATEMENT OF CASH FLOWS Year Ended December 31, 2011
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(4,740)	$(24,558)	$62,558	$26,214	$—	$59,474
Net cash provided (used in) investing activities	—	—	(67,196)	(14,807)	—	(82,003)
Net cash used in financing activities	—	24,558	—	(233)	—	24,325
Net increase (decrease) in cash	$(4,740)	$	$(4,638)	$11,174	$	$1,796

	BALANCE SHEET December 31, 2010
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$10,819	$—	$71,935	$169,931	$—	$252,685
Property and equipment, net	23,408	—	220,817	22,179	—	266,404
Investment in subsidiaries	174,526	377,363	48,185	370	(600,444)	—
Intercompany accounts	32,710	90,479	(76,348)	(53,108)	6,267	—
Other non-current assets	469	10,571	206,465	33,654	(45,084)	206,075
Total assets	$241,932	$478,413	$471,054	$173,026	$(639,261)	$725,164

Liabilities, Mezzanine and Stockholders’ Equity
Current liabilities	$34,675	$1,566	$58,300	$113,279	$459	$208,279
Long-term debt and capital lease obligations, net of current portion	—	318,471	—	813	—	319,284
Deferred income taxes and other non-current liabilities	28,530	—	30,558	3,468	—	62,556
Derivative liabilities	38,271	—	—	—	—	38,271
Total liabilities	101,476	320,037	88,858	117,560	459	628,390
Mezzanine equity	74,987	—	—	—	—	74,987
Stockholders’ equity	65,469	158,376	382,196	55,466	(639,720)	21,787
Total liabilities, mezzanine and stockholders’ equity	$241,932	$478,413	$471,054	$173,026	$(639,261)	$725,164

	STATEMENT OF OPERATIONS Year Ended December 31, 2010
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$328	$—	$236,697	$374,214	$(53,105)	$558,134
Equity in earnings of subsidiaries	(120,228)	—	(46,478)	(17,221)	183,927	—
Expenses:
Direct operating	(2,000)	—	134,458	376,546	(53,105)	455,899
Depreciation and amortization	4,908	—	98,900	9,089	—	112,897
General and administrative	5,893	1,565	21,314	52,622	—	81,394
Total expenses	8,801	1,565	254,672	438,257	(53,105)	650,190
Loss from operations	(128,701)	(1,565)	(64,453)	(81,264)	183,927	(92,056)
Interest income (expense), net	(6,033)	(33,494)	188	1,512	—	(37,827)
Other income (expenses), net	(9,043)	208	1,852	2,992	—	(3,991)
Loss before income taxes	(143,777)	(34,851)	(62,413)	(76,760)	183,927	(133,874)
Provision for income taxes	(5,093)	14	145	9,744	—	4,810
Net loss	$(138,684)	$(34,865)	$(62,558)	$(86,504)	$183,927	$(138,684)

	STATEMENT OF CASH FLOWS Year Ended December 31, 2010
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(12,630)	$(15,513)	$53,564	$6,115	$—	$31,536
Net cash provided (used in) investing activities	(184,818)	122,971	(78,166)	(20,116)	180,832	20,703
Net cash used in financing activities	(19,497)	—	—	(67)	—	(19,564)
Net increase (decrease) in cash	$(216,945)	$107,458	$(24,602)	$(14,068)	$180,832	$32,675

	STATEMENT OF OPERATIONS Year Ended December 31, 2009
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$—	$120,367	$445,945	$(55,346)	$510,966
Equity in earnings of subsidiaries	22,673	—	38,087	—	(60,760)	—
Expenses:
Direct operating	9,940	—	61,209	367,938	(66,273)	372,814
Depreciation and amortization	3,038	—	41,983	11,900	—	56,921
General and administrative	10,736	—	9,445	34,721	—	54,902
Total expenses	23,714	—	112,637	414,559	(66,273)	484,637
Income (loss) from operations	(1,041)	—	45,817	31,386	(49,833)	26,329
Interest income (expense), net	(5,201)	(717)	(179)	126	—	(5,971)
Other income (expense), net	(10,310)	—	(3,034)	3,903	—	(9,441)
Income (loss) before income taxes	(16,552)	(717)	42,604	35,415	(49,833)	10,917
Provision for income taxes	(12,149)	4	—	35,397	—	23,252
Net income (loss)	$(4,403)	$(721)	$42,604	$18	$(49,833)	$(12,335)

	STATEMENT OF CASH FLOWS Year Ended December 31, 2009
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$73,813	$8,556	$7,479	$(36,589)	$—	$53,259
Net cash provided (used in) investing activities	(12,218)	(303,803)	(35,129)	2,135	—	(349,015)
Net cash provided (used in) financing activities	297,661	—	(9,002)	3,932	—	292,591
Net increase (decrease) in cash	$359,256	$(295,247)	$(36,652)	$(30,522)	$—	$(3,165)

NOTE 22: Subsequent Events

Sale of Assets

On March 15, 2012, the Company entered into a purchase and sale agreement with SEI pursuant to which the Company agreed to sell to SEI certain North American seismic data in exchange for $10.0 million in cash.  The closing of the transaction is subject to the satisfaction of certain conditions to closing.  The Company expects to close the transaction at the end of March 2012, which will result in a loss of $5.1 million.  Under the agreement, the Company will retain specified percentages of the net revenues generated and collected on the seismic data to be sold to SEI for a period of five years.   The Company will use the proceeds from the sale for reinvestment in long-term assets.

Financing Provided by Related Parties

On March 16, 2012, the Company entered into a commitment letter (the “Commitment Letter”) with Avista and an affiliate of Avista (collectively, the “Avista Financing Parties”) to obtain debt financing from the Avista Financing Parties until January 1, 2013.  Pursuant to the terms of the Commitment Letter, at the election of the Company from time to time, the Avista Financing parties agreed to (i) purchase up to an additional $10 million in aggregate principal amount of Notes (the “U.S. Notes”) and (ii) enter into foreign loan facilities (the “Foreign Notes” and, collectively with the U.S. Notes, the “Additional Avista Notes”) to be secured by the assets of certain of the Company’s non-U.S. subsidiaries that would be drawn down from time to time concurrently with the purchase by the Avista Financing Parties of any U.S. Notes (the “Commitment”).  In the event that the Company elects to exercise its right to have the Avista Financing Parties purchase any Additional Avista Notes, the Company will be obligated to deliver U.S. Notes with a principal amount equal to the amount of the purchase price and Foreign Notes in an aggregate principal amount equal to 80% of such purchase price, allocated among the Foreign Notes as directed by the Avista Financing Parties.

The obligations of the Avista Financing Parties under the Commitment Letter are subject to the execution and delivery of definitive documents and other closing conditions.  In consideration for their obligations under the Commitment Letter, the Company paid the Avista Financing Parties a fee of $300,000 at the time the Commitment Letter was executed and is obligated to deliver either warrants to purchase 190,000 shares of the Company’s common stock or its cash equivalent value, at the Company’s election, at the earlier of a purchase of any Additional Avista Notes or June 30, 2012 (unless the Commitment is terminated earlier than June 30, 2012 and prior to any such purchase).  The Company will also be obligated to deliver warrants to purchase an additional 190,000 shares of the Company’s common stock or its cash equivalent value, at the Company’s election, at each of June 30, 2012, September 30, 2012 and December 31, 2012 if the Commitment or any Notes remain outstanding as of the applicable foregoing dates.  Certain of the financing transactions under the Commitment Letter are subject to a right of first refusal in favor of certain of the Company’s existing senior lenders, the exercise of which right would cause the Commitment Letter to terminate and require that the Company issue to Avista warrants to purchase 190,000 shares of common stock or its cash equivalent value.

In accordance with the terms of the Commitment Letter, the warrants issued in connection with the transactions contemplated under the Commitment will have an exercise price of $0.01 per share of common stock and otherwise will be issued with terms substantially similar to the warrants the Company issued to the Avista Financing Parties in 2010.