Form 10-K/A
period 2011-12-31
GEOKINETICS INC
filed 2012-04-30
CIK 314606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Common Stock, par value $0.01 per share. Shares outstanding on March 16, 2012: 18,990,290 shares

Documents Incorporated by Reference

None.

GEOKINETICS INC.

AMENDMENT NO. 1 TO FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

i

EXPLANATORY NOTE

Unless the context otherwise requires, references in this annual report to “the Company,” “our company,” “the registrant,” “we,” “our,” “us,” and “Geokinetics” shall mean Geokinetics Inc. and its consolidated subsidiaries.

This Amendment No. 1 (the “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Original Form 10-K”) as filed with the SEC on March 23, 2012.  We are filing this Amendment solely to include the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K, which we expected to be incorporated by reference from our definitive proxy statement for the 2012 Annual Meeting of Stockholders.  As we no longer anticipate filing our definitive proxy statement within 120 days of the fiscal year ended December 31, 2011, Part III of the Original Form 10-K is hereby amended. We are also amending Item 15 of Part V solely to file new certifications by our principal executive officer and principal financial officer as exhibits.

Except as expressly noted, this Amendment does not reflect events, results, or developments that have occurred or facts that have become known to us occurring after the filing of our Original Form 10-K or modify or update in any way any of the disclosures contain in our Original Form 10-K. Accordingly, this Amendment should be read in conjunction with our Original Form 10-K and other SEC filings.

Cautionary Statement Regarding Forward-Looking Statements

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

We have also discussed the risks to our business under the caption “Risk Factors” disclosed under Item 1A of the Original Form 10-K.  Given these risks and uncertainties, we can give no assurances that results projected in any forward-looking statements will in fact occur and therefore caution investors not to place undue reliance on them.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report and the documents incorporated by reference herein might not occur.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

DIRECTORS

Set forth below are the names, ages and positions of the Company’s directors as of December 31, 2011. All nine of the Company’s directors named below were elected at the 2011 Annual Meeting for a term of one year or until his successor was duly elected and qualified.

Name	Age	Position with Geokinetics	Director Since
William R. Ziegler	69	Chairman (non-executive) and Director	1997
Richard F. Miles	63	President, Chief Executive Officer and Director	2007
Christopher M. Harte	64	Director	1997
Steven A. Webster	60	Director	1997
Gary M. Pittman	48	Director	2006
Robert L. Cabes, Jr.	42	Director	2006
Christopher D. Strong	53	Director	2007
Gottfred Langseth	45	Director	2010
Anthony Tripodo	59	Director	2010

There are no family relationships among any of the director nominees or between such nominees and any executive officers of Geokinetics.

William R. Ziegler, age 69, has served as a member of the Board of Directors since August 1, 1997 and has served as the Chairman (non-executive) since February 2, 1999. Since January 2001, Mr. Ziegler has been of counsel at the law firm of Satterlee Stephens Burke & Burke, LLP, located in New York, NY. Prior to that, he was a partner in such law firm and its predecessors.  Mr. Ziegler is currently a private investor, a General Partner of Somerset Capital Partners and a director of several private corporations. We believe that Mr. Ziegler’s legal background, his board and corporate governance experience, and his familiarity with the seismic industry provide an important resource and skill set to our Board and his position as Chairman.

Richard F. Miles, age 63, has served as the President and Chief Executive Officer since August 15, 2007.  Prior to that, Mr. Miles was Chief Operating Officer since March 5, 2007.  Prior to joining the Company in September 2006 as President — International Operations, Mr. Miles served as President and Chief Executive Officer of Grant Geophysical, Inc. since January 2001. During the period 1990 to 2000, he was employed by Tech-Sym Corporation primarily as President and Chief Executive Officer of its subsidiary Syntron Inc. but also within that same period, he was Chief Executive Officer and Director of GeoScience Corporation, Chairman of CogniSeis, Syntron and Symtronix, all subsidiaries of Tech-Sym Corporation. Prior to that, he was Manager of North and South America Marine and Worldwide Marine Support for Halliburton Geophysical Services. From 1984 to 1988, he was General Manager at Geosource Marine, Inc. and from 1966 to 1984, he held a variety of positions with Geophysical Service, Inc. with increasing responsibilities. Mr. Miles has over 40 years of experience in the seismic services industry and, as President and CEO of the Company and as a director, we believe the board gains a valuable perspective through Mr. Miles that combines the operational expertise of a member of management with the oversight focus of a member of the board.

Christopher M. Harte, age 64, has served as a member of the Board of Directors since August 1, 1997.  He was publisher of the Minneapolis Star Tribune from 2007 to 2009 and has been a private investor for more than the past five years. He is a director of Harte Hanks, Inc. (a direct marketing and shopper publishing company).  We believe Mr. Harte’s experience as a chief executive officer, his experience in marketing and public policy, and his public company director experience provide a valuable resource to the Board.

Steven A. Webster, age 60, has served as a member of the Board of Directors since August 1, 1997. Since co-founding the firm in July 2005, Mr. Webster has served as Co-Managing Partner of Avista Capital Partners, which makes private equity investments in energy, healthcare and other industries. Mr. Webster serves as Chairman of Carrizo Oil & Gas, Inc. and Basic Energy Services, Inc. He also serves on the boards of Seacor Holdings and Hercules Offshore, Inc. and as a Trust Manager of Camden Property Trust. He is also a General Partner of Somerset Capital Partners. From 2000 to 2005, Mr. Webster served as Chairman of Global Energy Partners, an affiliate of Credit Suisse. He was a founder and served as Chief Executive Officer of Falcon Drilling Company, Inc. and its successor, R&B Falcon Corporation from January 1988 to June

1999. Mr. Webster’s extensive financial, analytical and investment banking experiences provide a critical skill set to the Board, as well as his experience as board chairman, director and senior executive of multiple publicly-traded oilfield service companies and oil and gas exploration companies which make up our customer base.

Gary M. Pittman, age 48, has been a private investor for more than the past fifteen years and has served as a member of the Board of Directors since March 8, 2006. From 1987 to 1995, Mr. Pittman was Vice President of the Energy Recovery Fund, a $180 million private equity fund focused on the energy industry. Mr. Pittman was a director and former Chairman of PostRock Energy, a natural gas exploration and production and interstate pipeline company.  Mr. Pittman has served as a director of Quest Energy, an E&P MLP; director and compensation committee chair of Flotek Industries, an oilfield service company; director and audit committee member of Czar Resources, Ltd., a public Canadian exploration and production company; secretary, vice president and director of Sub Sea International, an offshore robotics and diving company; and owned and operated an oil and gas production and gas gathering company in Montana.  We believe Mr. Pittman’s energy industry and public company compensation, audit and governance experience and expertise are critical skill sets for our board.

Robert L. Cabes, Jr., age 42, has served as a member of the Board of Directors since November 2, 2006. Mr. Cabes has been a Partner of Avista Capital Holdings, L.P., a private equity firm focused on investments in the energy, healthcare and media sectors, since June 2005. From April 2001 to June 2005, Mr. Cabes served as Principal of Global Energy Partners, or GEP, a specialty group within Credit Suisse’s asset management business that made investments in energy companies. Mr. Cabes currently serves as a director of ACP II Marcellus; ACP III Utica; Celtique Energie, Limited; Hansa Hydrocarbons; Hi-Crush Proppants; Laramie Energy; Laredo Energy; Manti Exploration; Royal Offshore; and Spartan Offshore Drilling.  Prior to joining GEP, Mr. Cabes was with Credit Suisse’s and Donaldson, Lufkin and Jenrette’s Investment Banking Division (prior to its acquisition by Credit Suisse in 2000) where he worked on debt and equity securities underwriting and mergers and acquisitions for energy companies. Before joining Donaldson, Lufkin and Jenrette, Mr. Cabes spent six years with Prudential Securities in its energy corporate finance group in Houston and New York. Mr. Cabes holds a B.B.A. from Southern Methodist University and is a CFA charterholder. Mr. Cabes brings to our Board his financial and analytical expertise in the energy sector, including his experience as a director of numerous oilfield services companies.

Christopher D. Strong, age 53, has served as a member of the Board of Directors since May 15, 2007. Mr. Strong is the President and Chief Executive Officer of Union Drilling, Inc., an operator of land-based drilling rigs based in Fort Worth, TX, and has served in that capacity since April 2004. From June 1, 2003 to April 1, 2004, Mr. Strong served as Union Drilling’s President and Treasurer. From May 1999 to June 1, 2003, he served as Union Drilling’s Vice President and Chief Financial Officer. From 1994 until he joined Union, he served in various capacities at Hvide Marine, a marine oilfield service company, most recently as Vice President-Finance and Treasurer. From 1990 through 1994, Mr. Strong was Treasurer of Port Everglades, a seaport with one of the largest non-refinery petroleum tank farms in the country. Mr. Strong also served as an officer in the U.S. Navy. Mr. Strong brings to our Board over 15 years of experience in the oil and gas industry, including his extensive experience in finance and accounting.

Gottfred Langseth, age 45, has served as a member of the Board of Directors since March 22, 2010.  Mr. Langseth is the Executive Vice President and Chief Financial Officer of Petroleum Geo-Services ASA (“PGS”) since January 1, 2004. Before joining PGS, he was Chief Financial Officer at the information technology company Ementor ASA from 2000 to 2003 and was Senior Vice President of Finance and Control at the offshore construction company Aker Maritime ASA from 1997 to 2000. He served with Arthur Andersen Norway from 1991 to 1997, qualifying as a Norwegian state authorized Public Accountant in 1993. Mr. Langseth brings to our Board his experience in the seismic industry, as well as financial and international experience.

Anthony Tripodo, age 59, has served as a member of the Board of Directors since March 22, 2010.  Mr. Tripodo joined Helix Energy Solutions Group as Executive Vice President and Chief Financial Officer in June 2008, having served on its Board of Directors since February 2003. From 2007 to 2008, he served as Executive Vice President & Chief Financial Officer of Tesco Corporation, a technology based oilfield services company.  From 2003 to 2007, he served as Managing Director of Arch Creek Advisors LLC, a Houston based investment banking firm. From 1997 to 2003, Mr. Tripodo was Executive Vice President of Veritas DGC, Inc., an international oilfield service company specializing in geophysical services. Previously, Mr. Tripodo served 16 years in various executive capacities with Baker Hughes, including serving as Chief Financial Officer of both the Baker Performance Chemicals and the Baker Oil Tools divisions. Mr. Tripodo also served as a director of Petroleum Geo-Services, a Norwegian based oilfield services company specializing in geophysical services, Vetco International Ltd., a London based oilfield services company and TXCO Resources, an independent oil and gas exploration company.  Mr. Tripodo brings many years of experience both as an officer of publicly-traded companies and a member of audit committees of various publicly traded companies overseeing finance and accounting functions to our Board of Directors.

CORPORATE GOVERNANCE

Stockholder Communications with the Board of Directors

In order to provide the Company’s stockholders and other interested parties with a direct and open line of communication to the Board of Directors, the Board of Directors has adopted procedures for communications to directors.  Geokinetics’ stockholders and other interested persons may communicate with the Chairman of the Company’s Audit Committee, or with the non-management directors of the Company as a group, by written communications addressed to Geokinetics Inc., 1500 CityWest Blvd., Suite 800, Houston, Texas 77042; Attention: Corporate Secretary.

All communications received in accordance with these procedures will be reviewed initially by senior management of the Company. Senior management will relay all such communications to the appropriate director or directors unless it is determined that the communication:

•                  does not relate to the business or affairs of the Company or the functioning or constitution of the Board of Directors or any of its committees;

•                  relates to routine or insignificant matters that do not warrant the attention of the Board of Directors;

•                  is an advertisement or other commercial solicitation or communication;

•                  is frivolous or offensive; or

•                  is otherwise not appropriate for delivery to directors.

The director or directors who receive any such communication will have discretion to determine whether the subject matter of the communication should be brought to the attention of the full Board of Directors or one or more of its committees and whether any response to the person sending the communication is appropriate.  Any such response will be made only in accordance with applicable law and regulations relating to the disclosure of information.

The Corporate Secretary will retain copies of all communications received pursuant to these procedures for a period of at least one year.  The Board of Directors will review the effectiveness of these procedures from time to time and, if appropriate, recommend changes.

Board Leadership Structure and Role in Risk Oversight

The Board does not have a formal policy as to whether the role of the Chairman and the Chief Executive Officer (“CEO”) should be separate; rather the Board evaluates its leadership structure on an ongoing basis.  The decision on whether to combine or separate the Chairman and CEO role is determined on the basis of what the Board considers to be best for the Company at any given point in time.  Geokinetics’ current Board leadership structure separates the role of Chairman and CEO.  Presently, the Board believes that the separation of the two roles is appropriate because it, among other things, provides an important balance of responsibilities with the Chairman directing Board operations and leading the Board in its oversight of management, and the CEO focusing on developing and implementing the Company’s board-approved strategies and managing its day-to-day business.  Further, the Board believes this structure provides for increased independence between the Board and management.

The Board has an active role in overseeing the Company’s risk management.  The Board regularly reviews information presented by management regarding the Company’s business and operations risks, including those relating to financial, safety, compliance and security risks, and monitors risk areas through Board reports and discussions regarding risk areas at Board meetings.  The Board also reviews and approves corporate goals and capital budgets on an annual basis.  Further, pursuant to its charter, the Audit Committee reviews with the Board any issues that may arise in the performance of its duties, including those relating to the quality or integrity of the Company’s financial statements, the Company’s compliance with legal or regulatory requirements and its Code of Ethics and Business Conduct, the Company’s compliance with its risk management policies and procedures, and the performance of the internal audit, ethics and compliance functions.

Code of Ethics

On December 28, 2006, our Board adopted a Code of Business Conduct and Ethics which applies to all of our directors, officers and employees. The Board has not granted any waivers to the Code of Business Conduct and Ethics. The Geokinetics Code of Business Conduct and Ethics is available on the Geokinetics’ website at www.geokinetics.com. You may also request a copy of the Code of Business Conduct and Ethics at no cost by making a written or telephone request for copies to Geokinetics Inc., 1500 CityWest Blvd., Suite 800, Houston, Texas 77042; Attention: Corporate Secretary. Any amendments to or waivers of the Code of Conduct and Business Ethics will also be posted on our website.

Committees of the Board

The members of the three standing committees of the Board—the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee—as of December 31, 2011 as follows:

Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee
Anthony Tripodo (Chairman)	Robert L. Cabes, Jr. (Chairman)	Gary M. Pittman (Chairman)
Christopher M. Harte	Christopher M. Harte	Christopher M. Harte
Gary M. Pittman	Christopher D. Strong	William R. Ziegler
Christopher D. Strong

Corporate Governance and Nominating Committee

Geokinetics has adopted a Corporate Governance and Nominating Committee charter which outlines the Corporate Governance and Nominating Committee’s primary duties to include, among other things:

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

•                  establishing policies regarding the consideration of any director candidates recommended by Geokinetics’ stockholders, and the procedures to be followed by stockholders in submitting such recommendations;

•                  evaluating and reviewing the performance of existing directors; and

•                  monitoring Geokinetics’ corporate governance principles and practices and making recommendations to the Board regarding governance matters, including Geokinetics’ certificate of incorporation, bylaws and charters of the Board committees.

The Corporate Governance and Nominating Committee considers factors such as independence, diversity, board and governance experience, age, integrity, skill, expertise and industry knowledge when considering director candidates.  Although the Corporate Governance and Nominating Committee does not have a stand-alone policy with regard to consideration of diversity in identifying director nominees, it considers diversity in professional background, experience, expertise (including as to financial matters) and perspective (including as to age, gender and ethnicity) with respect to the Board composition as a whole when evaluating a director nominee. The Committee may in the future choose to engage third-party search firms in situations where particular qualifications are required or where existing contacts are not sufficient to identify an appropriate candidate.  Any search firm retained to assist the Committee in seeking candidates for the Board will affirmatively be instructed to seek to include diverse candidates from traditional and nontraditional candidate groups.

The Corporate Governance and Nominating Committee permits stockholders to submit director candidates for the committee’s consideration. Each year the proxy statement released to stockholders in connection with the previous year’s annual meeting provides instructions regarding the dates by which stockholders must submit proposals for consideration at the following year’s annual meeting.

The Corporate Governance and Nominating Committee charter is available on the Geokinetics’ website at www.geokinetics.com.  You may also request a copy of the Corporate Governance and Nominating Committee charter at no cost by making a written or telephone request for copies to Geokinetics Inc., 1500 CityWest Blvd., Suite 800, Houston, TX 77042; Attention: Corporate Secretary.

Audit Committee

The Audit Committee’s charter requires the committee to oversee Geokinetics’ financial reporting process and report the results of its activities to the Board. The primary duties of the Audit Committee consist of, among other things:

•                  approving auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditors;

•                  appointing an independent registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit review or attest services for the Company, subject to Board and stockholder approval;

•                  reviewing and approving all related party transactions for amounts exceeding $120,000; and

•                  establishing procedures for the receipt, retention and treatment of complaints received by Geokinetics regarding financial controls, accounting or auditing matters.

The Company’s principal independent auditor, UHY LLP, reports directly to the Audit Committee.  In addition, the Audit Committee provides an open line of communication between the internal auditors, the independent auditor and the Board.

For the fiscal year ended December 31, 2011, the Audit Committee met to review Geokinetics’ audited financial statements, to discuss with independent registered public accountants matters required by Public Company Accounting Oversight Board AU Section 380, “Communication with Audit Committees,” and to review the written disclosures and letters from the independent registered public accountants.

The Audit Committee charter is available on the Geokinetics’ website at www.geokinetics.com.  You may also request a copy of the Audit Committee charter at no cost by making a written or telephone request for copies to Geokinetics Inc., 1500 CityWest Blvd., Suite 800, Houston, TX 77042; Attention: Corporate Secretary.

Policy for Approval of Audit and Non-Audit Fees

The Audit Committee’s “Policy on the Engagement of the Independent Auditor” requires the Audit Committee to approve all types of audit and permitted non-audit services to be performed by the Company’s independent auditors during the year, as required under applicable law.

The Audit Committee pre-approves annually proposed audit and permitted non-audit services to be provided by the independent auditors for the fiscal year.  The Audit Committee also considers for pre-approval annually the maximum amount of fees and the manner in which the fees are determined for each type of pre-approved audit and non-audit services proposed to be provided by the independent auditors for the fiscal year.  The Audit Committee separately pre-approves any service that is not included in the approved list of services or any proposed services exceeding pre-approved cost levels.  The Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee for services that need to be addressed between Audit Committee meetings.  The Audit Committee is then informed of these pre-approval decisions, if any, at the next meeting of the Audit Committee.  Refer to Item 14—Principal Accountant Fees and Services for the aggregate fees paid to UHY LLP for the years ended December 31, 2011 and 2010.

Audit Committee Financial Expert

The Audit Committee plays an important role in promoting effective accounting, financial reporting, risk management and compliance procedures and controls. As such, it is imperative that members of the Audit Committee have requisite financial literacy and expertise. All members of the Audit Committee meet the financial literacy standard required by the NYSE Amex rules. In addition, as required by the Sarbanes-Oxley Act of 2002, the SEC requires that the Company disclose whether or not the Audit Committee has an “audit committee financial expert” as a member. An “audit committee financial expert” is defined as a person who, based on his or her experience, satisfies all of the following attributes:

•                  An understanding of generally accepted accounting principles and financial statements.

•                  An ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves.

•                  Experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and level of complexity of issues that can reasonably be expected to be raised by Geokinetics’ financial statements, or experience actively supervising one or more persons engaged in such activities.

•                  An understanding of internal controls and procedures for financial reporting.

•                  An understanding of audit committee functions.

The Board of Directors has determined that Messrs. Tripodo (Chairman of the Audit Committee), Pittman and Strong each satisfy the definition of “audit committee financial expert,” and has designated each of them as an “audit committee financial expert.”

Compensation Committee

The three members of the Compensation Committee each qualify as a “non-employee director” under Rule 16b-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Geokinetics has adopted a Compensation Committee charter which outlines the Compensation Committee’s primary duties to include among other things:

•                  approving the total remuneration and employment agreements for Geokinetics’ executive officers;

•                  reviewing the compensation, benefit and equity-based plans, programs and payments for all employees;

•                  reviewing and approving the goals and objectives relevant to the compensation of Geokinetics’ CEO and senior management; and

•                  reviewing and setting the compensation package for the Board of Directors.

The Compensation Committee may form and delegate its authority to subcommittees as appropriate. Additionally, the CEO may make recommendations to the Compensation Committee relating to executive and director compensation.

Refer to the Item 11—Executive Compensation—Compensation Discussion and Analysis for a discussion of the Compensation Committee’s process for determining total compensation for executive officers and the role of executive management in determining executive compensation.

The Compensation Committee charter is available on the Geokinetics’ website at www.geokinetics.com.  You may also request a copy of the Compensation Committee charter at no cost by making a written or telephone request for copies to Geokinetics Inc., 1500 CityWest Blvd., Suite 800, Houston, TX 77042; Attention: Corporate Secretary.

Compensation Policies and Practices as They Relate to Risk Management

The Compensation Committee reviewed the elements of executive compensation during 2011 to determine whether any portion of executive compensation encouraged excessive risk taking.  Management of the Company conducted a similar risk assessment with respect to other employees.  Management and the Compensation Committee believe that risks arising from our compensation policies and practices for our executive officers and other employees are not reasonably likely to have a material adverse effect on the Company.  In addition, we believe that the mix and design of the elements of compensation do not encourage management to assume excessive risks.

EXECUTIVE OFFICERS

Set forth below are the names, ages, and positions of the Company’s executive officers as of December 31, 2011.

Name	Age	Position With Company	Office Held Since
Richard F. Miles	63	President, Chief Executive Officer and Director	2007
Gary L. Pittman	56	Executive Vice President and Chief Financial Officer	2010
Lee Parker	43	Executive Vice President - Operations	2007
Gerald M. Gilbert	66	Senior Vice President	2010
William L. Moll, Jr.	45	Vice President, General Counsel and Corporate Secretary	2010
Diana S. Moore	48	Vice President and Chief Accounting Officer	2011

There are no family relationships between any of the Company’s executive officers.

Gary L. Pittman, age 56, has served as Executive Vice President and Chief Financial Officer (“CFO”) since October 13, 2010.  Prior to joining the Company, Mr. Pittman served as the Executive Vice President and Chief Financial Officer of Edge Petroleum Corporation, a publicly held independent oil and gas exploration company, from January 2009 to December 2009, when Edge was sold to Mariner Energy, Inc.  In 2009, Edge Petroleum Corporation filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  Prior to that, he served as Vice President of Special Projects of Tronox Incorporated, a publicly held chemical company, from September 2008 to January 2009.  In January 2009, Tronox Incorporated filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  From March 2008 to August 2008, Mr. Pittman served as Vice President, Chief Financial Officer, Treasurer and Secretary of Vermilion Bay Exploration, Inc. and Vermilion Resources, Inc., privately owned oil and gas exploration companies.  Mr. Pittman also served as Senior Vice President, Chief Financial Officer, Treasurer and Secretary of Pioneer Companies, Inc., a publicly held chemical company, from 2002 to 2007, when Pioneer was sold to Olin Corporation.  Prior to that, Mr. Pittman served as Chief Financial Officer of Coho Energy, Inc. which, in 2002, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  There is no relationship between Gary L. Pittman and Gary M. Pittman, a director of the Company.

Lee Parker, age 43, has served as Executive Vice President — Operations since March 1, 2009 and was appointed Executive Vice President — International Operations effective September 1, 2007.  Mr. Parker previously served as the Vice President — Acquisition Technology & Support for the Company since September 8, 2006.  Prior to joining the Company, Mr. Parker served as Vice President - Technology of Grant since March 2001. During the period September 1993 through March 2001, he served in various technical and managerial roles for Grant in Europe, Africa, South America and the United States.  Mr. Parker worked for Southtrim Autoclaves Ltd, a pharmaceutical equipment manufacturer, for five years prior to joining Grant.

Gerald M. Gilbert, age 66, served as Senior Vice President since we acquired certain entities and assets formerly comprising the onshore seismic business of PGS (“PGS Onshore”) in February 2010 until December 2011.  Mr. Gilbert previously served as Vice President Eastern Hemisphere Onshore Operations at Petroleum Geo-Services from September 2008 to February 2010.  Prior to that, Mr. Gilbert served as General Manager Exploration & Production of InterOil Corporation from July 2005 to July 2008, and as Chief Executive Officer of Oluma Corp. from July 2004 to

June 2005.  Mr. Gilbert also currently serves as a director of Wavefire.com Inc., a publicly-traded Canadian oil and gas company based in Calgary, Canada.

William L. Moll, Jr., age 45, has served as Vice President, General Counsel and Corporate Secretary since April 1, 2010, after joining the Company in January 2010 as Vice President and Corporate Counsel.  Mr. Moll has over 18 years of relevant experience, primarily representing publicly traded companies in the oil and gas industry.  Prior to joining Geokinetics, Mr. Moll was with Patterson-UTI Energy, Inc., a drilling services contractor, since February 2007 where he served as General Counsel and Secretary.  Prior to that, Mr. Moll spent 11 years with Stewart & Stevenson, a supplier of equipment used in oilfield services, where he held positions of increasing responsibility in the legal department.  Mr. Moll began his legal career in 1991 with the law firm of Andrews & Kurth LLP after graduating from the University of Houston Law Center.

Diana S. Moore, age 48, has served as Vice President and Chief Accounting Officer since January 24, 2011.  Prior to that, Ms. Moore held various executive financial management positions over the past 25 years, predominantly in the energy industry.  Prior to joining Geokinetics, from May 2007 to July 2010, Ms. Moore, served as Vice President, Chief Accounting Officer and Corporate Controller of Frontier Drilling USA, Inc., a privately-held international offshore oil and gas drilling contractor, which was acquired by Noble Corporation.  From May 2000 to May 2007, she held the position of Corporate Controller for Nabors Industries, Ltd., a publicly-held international oil and gas drilling contractor.  Before joining Nabors Industries, Ltd., Ms. Moore served in several different accounting and audit positions at Allied Waste Industries, Browning Ferris Industries and Coopers & Lybrand.  Ms. Moore is a certified public accountant and holds a BBA degree from Texas A&M University.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires Geokinetics’ directors, executive officers and persons who own more than ten percent of a registered class of Geokinetics’ equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of the common stock and other equity securities of the Company. Officers, directors, and greater than ten percent beneficial owners are required by SEC regulation to furnish Geokinetics with copies of all Section 16(a) reports they file.

Based solely upon information furnished to Geokinetics and contained in reports filed with the SEC, as well as any written representations that no other reports were required, Geokinetics believes that all SEC reporting obligations of its directors, executive officers and beneficial owners of greater than 10% were satisfied in compliance with Section 16 of the Exchange Act, during the fiscal year ended December 31, 2011.

Item 11.  Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis provides an explanation of Geokinetics’ compensation philosophy, policies and practices with respect to the Company’s chief executive officer, chief financial officer, and the other three most highly compensated executive officers, who are collectively referred to as the named executive officers or “NEOs.”  For 2011, our NEOs include:

•                  Richard F. Miles, President and CEO

•                  Gary L. Pittman, Executive Vice President and CFO

•                  Lee Parker, Executive Vice President — Operations

•                  William L. Moll, Jr., Vice President, General Counsel and Corporate Secretary

•                  Diana S. Moore, Vice President and Chief Accounting Officer

Our Compensation Committee (the “Committee”) is responsible for overseeing any executive compensation and long-term incentive programs and for assisting our Board of Directors in the discharge of its fiduciary responsibilities relating to compensation of our NEOs. From time to time the Committee has retained a compensation consultant to assess the effectiveness of the Company’s compensation programs. The Committee did not engage a consultant with respect to establishing 2011 compensation, but it did subscribe to the Equilar database which contains executive compensation for publicly traded companies.

Objectives of Geokinetics’ Executive Compensation Program

Our business strategy is to increase stockholder value by targeting growth in areas in which we believe we have a competitive advantage, enhancing asset utilization and operating efficiency, prudently investing in new technologies, building and expanding our multi-client data library, and providing a broad range of services. Our compensation program is designed to attract, retain, and motivate employees in order to effectively implement our strategy.  Accordingly, our compensation program is designed to:

•                  Attract and retain talented and experienced executives in the highly competitive seismic industry;

•                  Provide a total compensation package which encourages pay-for-performance by aligning the interests of Company executive officers with stockholders to increase stockholder value and reward executive officers when stockholder value increases;

•                  Motivate and reward executives whose knowledge, skills and performance are critical to Geokinetics’ operational success;

•                  Ensure fairness among the executive management team by recognizing the contributions each executive makes to Geokinetics’ success;

•                  Foster a shared commitment among executives by coordinating Company, team and individual goals and objectives; and

•                  Compensate Geokinetics’ executives to manage the business to meet Geokinetics’ long-range objectives.

Use of Market Data

Historically, in order to assist in the determination of compensation, the Committee has utilized salary survey data for positions for which pay data is readily available from service companies to the oil and gas industry located in Texas and the southwestern United States with annual revenue between approximately $100 million and $1 billion.  For each named executive officer, we typically review the relevant position and the salary data from major sources, including from time to time: (i) a national energy industry survey which includes exploration and production companies, oil field service companies, and seismic companies; (ii) a confidential seismic industry compensation survey conducted through an industry liaison group in which the Company has participated; and (iii) publicly available reports, including from the Economic Research Institute to supplement Geokinetics’ compensation data.  This data is then reviewed by job title, and salary ranges are established for each position. Each named executive officer’s years of service, years of relevant experience and time in position are evaluated in comparison to the external ranges to establish the appropriate salary level in comparison to the external data. Following a review of this data, the CEO makes recommendations to the Committee regarding the base salary of the other named executive officers.

Market data is one of several factors considered by the Committee in determining compensation.  For 2011, the Committee utilized market data provided by Equilar, including from the peer companies noted below.

Basic Energy Services, Inc.	OYO Geospace Corporation
Cal Dive International, Inc.	Parker Drilling Company
Dawson Geophysical Company	PHI, Inc.
Global Geophysical Services, Inc.	Seitel, Inc.
Hercules Offshore, Inc.	TETRA Technologies, Inc.
ION Geophysical Corporation	TGC Industries, Inc.
Mitcham Industries, Inc.	Willbros Group, Inc.

In addition to the market data referenced above, the CEO and Committee also consider various factors such as each named executive officer’s motivation level, leadership ability, overall knowledge and experience in his or her particular segment of our business, ability to grow beyond his or her current position and responsibility level, the competitive compensation environment for such individual, the financial strength of the Company, and that person’s unique skills and his or her expected future contribution to the success of our Company.  The Committee believes that if these qualities are rewarded, the named executive officers will be motivated to achieve our corporate goals and successfully implement our business strategies.

Board Process

After reviewing management’s annual financial budget, the Committee established benchmarks based on the corporate and business unit financial and non-financial performance goals and metrics for the year.  The Committee also reviews the annual base salaries and establishes minimum target and maximum annual cash incentive bonus levels for each of the named executive officers.

The Committee monitors the Company and NEOs’ progress toward the annual goals and metrics throughout the year.  After the audited financial and non-financial results are available for the previous year, the Committee finalizes the appropriate funding of the annual cash incentive pool for payment of annual incentive bonuses.  The Committee then takes into account the named executive officer’s individual performance to determine the amount of each named executive officer’s annual incentive bonus.  The Committee will also consider recommendations from the CEO regarding the compensation levels for the named executive officers reporting directly to him, and the CEO participates in deliberations with the Committee with respect to compensation decisions affecting such other named executive officers.  The Committee may exercise discretion in modifying or adjusting awards to any executive offer.  The Board of Directors, by and through the Committee, makes all compensation decisions for the CEO. In the latter half of the year, the Committee considers equity compensation awards for the CEO and other named executive officers.  With respect to equity compensation awarded to other employees, the Committee grants awards generally based on the recommendation of the CEO or other executive officers.  The CEO is not involved in setting his equity award.

As required under its charter, the Committee meets periodically throughout the year to review, among other things, the existing executive compensation programs and recommended changes, reviewing executive employment agreements which the Company may enter into, the Company’s peer group, proxy and survey data, internal pay disparity trends, associated risks of the Company’s compensation agreements, total compensation profiles for the Company’s executive officers, CEO and senior management accountabilities and general compensation trends.

Elements of Compensation

The compensation package offered to Geokinetics’ named executive officers consists of:

•                  base salary, paid in cash;

•                  incentive compensation paid in cash, equity, or a combination of cash and equity;

•                  long-term incentive equity compensation in the form of stock options or grants of restricted stock; and

•                  retirement and health/welfare benefits.

Geokinetics’ current compensation package is designed to provide a balance between achieving Company business objectives and providing competitive compensation to our named executive officers. The cash components—base salary and cash incentive compensation—provide a strong link between Geokinetics’ operational management and financial performance and the compensation that is earned by the named executive officers. The equity compensation component is generally performance based and designed to closely align Geokinetics named executive officers’ pay with the interests of Company stockholders, encourage employees to think like owners, and foster employee retention.

Base Salary

Certain of our NEOs are parties to employment agreements, which provide minimum base salaries, subject to annual review and adjustment.  The base salaries of our NEOs are evaluated annually after reviewing business results and individual performance, as well as comparison to internal peers and external market data for similar roles. An executive’s actual base salary recognizes individual skills, experience, sustained job performance and the individual’s contributions to the organization.  The following table sets forth the base salaries for our NEO’s in 2011, which were unchanged from the applicable base salaries for 2010.

Name	2011 Base Salary
Richard F. Miles	$450,000
Gary L. Pittman	$312,000
Lee Parker	$285,000
William L. Moll, Jr.	$249,600
Diana S. Moore	$250,000

Bonus Compensation

We believe annual bonus compensation links Company and individual performance based upon the achievement of various predetermined financial metrics, safety goals and individual objectives.  Our Committee has established an Incentive Compensation Plan (the “Plan”) under which:

•                  minimum levels of performance must be achieved before bonuses are earned,

•                  the amounts of bonus that can be earned in any year are capped,

•                  bonus payouts will increase after certain targets are reached to encourage continuing and over achievement, and

•                  all bonus payments are subject to the discretion of the Committee.

In 2011, the Company utilized a performance-based variable incentive compensation program for all key staff, management and executives.  Under this program, individual target bonus award levels were based on a target percentage of each eligible employee’s salary in accordance with the provisions described in the Company’s total compensation program. The bonus targets are distributed in accordance with each employee’s organizational grade.  The achievement of targets is based on corporate performance, business unit performance and personal performance. Bonus eligible employees are measured on a combination of these components.

Historically in the first quarter of each year, management presents key performance indicators (“KPIs”) for the Company and for each strategic business unit to the Committee for approval and recommendation to the Board of Directors.  These KPIs may include, but are not limited to, annual revenue targets, annual Earnings before Income Taxes, Depreciation and Amortization (“EBITDA”) targets, earnings per share targets, return on investment for capital expenditures, annual safety metrics, or other annual business goals as defined by the Board of Directors.  However, the Company retains discretion to compensate certain key executives to adjust for unusual business circumstances such as a significant change in business climate after the KPIs were established or shifts in the capital budgets.  This exception notwithstanding, these payments must be approved by the Committee or the Board and must fall within the individual’s compensation target range.

For 2011, the Committee established two compulsory KPIs for all executives: (i) 2011 annual EBITDA of $156,000,000, and (ii) 2011 total recordable incident rate of less than 2.6. These two KPIs were weighted 50% for EBITDA and 10% for safety.  The remaining 40% of KPIs were set individually as described in the following paragraph.  The Company was required to achieve at least 50% of the target EBITDA for any bonuses to be paid under the Plan.  The Company was required to achieve at least 75% of the target EBITDA before any bonuses were paid based on the EBITDA KPI.  The 2011 target bonus compensation for Messrs. Miles, Parker, Pittman and Moll and Ms. Moore was set at 100%, 66%, 66%, 37.5% and 50%, respectively of their 2011 base compensation.  The target bonus compensation amount for the named executive officers was established by the Committee in its discretion, and was based on the historical targets the Committee has used, as well as a desire of the Committee to cause a substantial portion of each named executive officers’ compensation to be at risk.

Additionally, the supervisor for each named executive officer establishes the personal goals and objectives for each such executive.  The CEO reviews corporate objectives and his personal goals with the Committee, and also reviews the goals of his direct reports with the Committee. These personal goals will vary for each individual but may include specific objectives around business development, human capital management, safety, key project management, training, or organizational change implementation.  The bonus payable based on the achievement of the KPIs described above may be increased or decreased by the Committee within the executive’s target range based upon the achievement of the executive’s personal goals.

For 2011, the Company did not achieve 75% of the target EBITDA, therefore no bonuses were or will be paid based on the EBITDA KPI.  The Company did achieve the safety KPI and each named executive officer achieved most of his or her personal goals, which together resulted in each named executive officer being eligible to receive up to 50% of his or her 2011 target bonus compensation.  The Committee expects to determine the amount of cash bonus to be paid to each of the named executive officers later in 2012.

The Company has from time to time paid signing or retention bonuses in connection with the initial hiring or appointment of an executive officer, or a change in an individual’s position and responsibilities.

Equity Compensation

The historical practice of Geokinetics’ Board has been to grant equity-based awards to attract, retain, motivate and reward employees, particularly executive officers, and to encourage their ownership of an equity interest in Geokinetics. To date, such grants have consisted of incentive stock options, non-qualified stock options and restricted stock. Generally, the Board has granted awards of stock options or restricted stock to executive officers upon their appointment as executive officers, with the Company’s obligation to grant the awards typically memorialized in an offer letter, employment agreement or an addendum to an employment agreement, entered into with the applicable executive officer. Geokinetics has not historically had a formal plan that requires the Company to grant equity-based awards to executive officers on specified dates; however, the Committee reviews equity award grants in the fall of each year, as it did in 2011.

In November 2011, the Committee awarded annual grants of restricted stock to each of the named executive officers except for Mr. Parker, who received a stock option grant.  Share based compensation aligns interest of executives and allows participation in the performance of this Company’s equity value.  The Committee exercises discretion to the mix of compensation paid to each named executive officer.

Historically, Geokinetics has not made grants of equity-based awards that were timed to precede or follow the release or withholding of material non-public information but has made them in conjunction with key acquisitions and corporate actions designed to retain key personnel. It is possible that Geokinetics may establish programs or policies regarding the timing of equity-based awards in the future. The authority to make equity-based awards to executive officers rests with the Committee, which may consider the recommendations of the CEO, an independent compensation consultant and other executive officers.

Retirement and Health/Welfare Benefits

Geokinetics believes that establishing competitive benefit packages for its employees is an important factor in attracting and retaining highly qualified personnel. Executive officers are eligible to participate in all of the employee benefit plans, including Company-paid medical, dental, vision, group life and accidental death and dismemberment insurance and the 401(k) plan, on the same basis as other employees.  Additionally, Geokinetics currently provides a matching contribution up to 4.5% on a 6.0% employee contribution under its 401(k) and international retirement plans. Geokinetics does not offer pension or retirement benefits. International officers and employees may have slightly different employee benefit plans than those offered domestically, typically based on certain legal requirements in each specific country.  Currently, our NEOs are not entitled to benefits, or perquisites, that are not otherwise available to all of our employees.

Allocation of Compensation Among the Principal Components

Our historical practice has been that a greater percentage of the compensation of the most senior members of the management team should be performance-based, which we believe aligns the interests of the executive officers with those of the stockholders. We determine the appropriate level for each compensation component based in part, but not exclusively, on our view of internal equity and consistency, and other considerations we deem relevant, such as encouraging and rewarding extraordinary performance. The Committee, however, has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of non-cash compensation.

Severance and Change of Control Payments

The Board believes that in certain instances it should provide reasonable severance benefits to Company employees, recognizing that it may be difficult for them to find comparable employment within a short period of time.  Further, in certain instances the Company may provide reasonable severance benefits to a Company employee in consideration for a noncompetition agreement.  The Board also believes it prudent that the Company should disentangle itself as soon as practicable from employees whose employment terminates. The Company’s historical practice for employees has been to make the termination of an employee effective at the expiration of a required advance notice period. In some situations, the termination of an employee is effective immediately upon the communication of the termination. In such cases, Geokinetics has continued to pay, on a post-termination basis, base salary compensation to the terminated employee under his or her employment agreement, if any, for the specified advance notice period.

Geokinetics employment agreements with the named executive officers provide for substantial payments in the event of termination of their respective employment or, in some instances, if Geokinetics undergoes a change of control. The compensation due to the specific named executive officer in the event of the termination varies depending on the nature of the termination and the type and timing of the termination. Additionally, the compensation due to the specific named executive officer in the event of a change in control varies depending on the nature of the change in control and the resulting material impact to such executive’s title, duties or a negative impact on overall compensation. For additional information regarding the termination and change in control provisions of an individual executive’s employment agreement, please see “—Potential Payments Upon Termination or Change in Control.”  The Company has moved towards removing change of control provisions from most executive employment agreements and/or requiring a double trigger for severance payments.

Internal Revenue Service Limitations

When establishing our compensation programs, we consider all relevant tax laws.  Our programs are designed to comply with Section 409A of the Internal Revenue Code, which applies to nonqualified deferred compensation, in order to prevent negative tax consequences for our executives. Under Section 162(m) of the Internal Revenue Code, a limitation is placed on tax deductions of any publicly held corporation for individual compensation to certain executives of such corporation exceeding $1,000,000 in any taxable year, unless the compensation is performance-based.  However, the Committee reserves the right to use its judgment to authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate and in the best interest of the stockholders, after taking into consideration changing business conditions or the executive’s individual performance and/or changes in specific job duties and responsibilities.   During 2011, the Company did not have any employees who exceeded the non-performance based compensation limit established by Internal Revenue Code Section 162(m).

Insider Trading Policy

We have an Insider Trading Policy for which all employees and members of our Board of Directors are prevented from buying or selling Company stock during periodic “trading blackout” periods.  A trading blackout period is placed in effect by senior management when material non-public information about the Company may exist and may have an influence on the marketplace.

Stock Ownership Requirements

Currently, Geokinetics does not have in place any type of equity ownership requirements or guidelines specifying amounts or forms of ownership of Company equity by NEOs.

Compensation Committee Report

We have reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended. Based on such review and discussions, we recommend to the Board of Directors that the Compensation Discussion and Analysis be included in Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Compensation Committee,

Robert L. Cabes, Jr. (Chairman)
Christopher M. Harte

Christopher D. Strong

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has ever been an executive officer or employee of Geokinetics. None of Geokinetics’ executive officers currently serves, or has served during the last completed fiscal year, on the Compensation Committee or Board of any other entity that has one or more executive officers serving as a member of Geokinetics’ Board or Compensation Committee.

Summary Compensation Table

The following table sets forth information regarding compensation earned in or with respect to the last three fiscal years by:

•                  each person who served as the chief executive officer in 2011;

•                  each person who served as the chief financial officer in 2011; and

•                  the three most highly compensated executive officers, other than the chief executive officer and chief financial officer, who were serving as an executive officer at the end of 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)(2)	Option Awards ($)(3)(4)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)(6)	Total ($)
Richard F. Miles	2011	$450,005	$—	$84,750	$—	$—	(5)	$10,751	$545,506
President and CEO	2010	$450,000	$—	$50,700	$189,840	$—	(1)	$10,642	$701,182
	2009	$375,000	$—	$606,900	$398,507	$220,000		$11,889	$1,612,296
Gary L. Pittman	2011	$312,002	$—	$101,342	$—	$—	(5)	$10,719	$424,063
Executive Vice President and CFO	2010	$68,803	$—	$—	$243,500	$—	(1)	$72	$312,375
Lee Parker	2011	$285,000	$—	$—	$13,740	$—	(5)	$11,889	$310,629
Executive Vice President	2010	$285,000	$—	$25,350	$135,600	$—	(1)	$11,889	$457,839
	2009	$227,688	$—	$346,800	$199,254	$155,000		$11,889	$940,631
William L. Moll, Jr.	2011	$249,600	$—	$58,158	$—	$—	(5)	$8,070	$315,828
Vice President, General Counsel and Corporate Secretary	2010	$232,520	$—	$94,518	$40,680	$—	(1)	$5,712	$373,430
Diana S. Moore	2011	$239,584	$—	$40,680	$175,800	$—	(5)	$8,220	$464,284
Vice President and Chief Accounting Officer

(1)               These amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.  Messrs. Pittman and Moll received restricted stock awards in place of a cash bonus for 2010.  Mr. Pittman received 5,200 shares and Mr. Moll received 1,800 shares.  The restricted stock awarded for 2010 performance, which has a May 2, 2011 grant date, vests equally on May 15, 2012 and May 15, 2013.  The fair value of the awards is based on the closing price of our common stock ($9.71) on the date of grant.  Mr. Miles and Mr. Parker elected to not be considered for 2010 bonus compensation.  As part of the 2009 bonus, the named executive officers received restricted stock awards in place of cash for a portion of the bonus.  Mr. Miles received 6,000 shares and Mr. Parker received 3,000 shares.  The restricted stock awarded for 2009 performance, which has a March 2, 2010 grant date, vests equally on May 15, 2011 and May 15, 2012.  The fair value of the awards is based on the closing price of our common stock ($8.45) on the date of grant.

(2)               These amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.  On November 7, 2011, the Board awarded 25,000 shares of restricted stock to Mr. Miles, 15,000 shares of restricted stock to Mr. Pittman and 12,000 shares of restricted stock to each of Mr. Moll and Ms. Moore.  The restricted stock awards vest equally on November 15, 2012, 2013 and 2014.  The fair value of the awards is based on the closing price of our common stock ($3.39) on the date of grant. On May 14, 2010, the Board awarded 12,000 shares of restricted stock to Mr. Moll.  The restricted stock award for Mr. Moll vests equally on May 14, 2011, 2012 and 2013.  The value of the award is based on the closing price of our common stock ($6.42) on the date of grant.  On July 29, 2009, the Board awarded 42,000 shares of restricted stock to Mr. Miles and 24,000 shares of restricted stock to Mr. Parker.  The restricted stock awards vest equally on November 15, 2010, 2011 and 2012.  The fair value of the awards is based on the closing price of our common stock ($14.45) on the date of grant.

(3)               These amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.  For a discussion of the assumptions made in the valuation, please see “Note 11 — Employee Benefits” of the Notes to Consolidated Financial Statements included in the Original Form 10-K.  On November 7, 2011, the Board awarded

6,000 nonqualified options to purchase common stock to Mr. Parker, with a grant date fair value of $2.29 per option.  On February 3, 2011, the Board awarded 30,000 nonqualified options to purchase common stock to Ms. Moore, with a grant date fair value of $5.86 per option.  On November 4, 2010, the Board awarded (i) 42,000 nonqualified options to purchase common stock to Mr. Miles, (ii) 30,000 nonqualified options to purchase common stock to Mr. Parker, and (iii) 9,000 nonqualified options to purchase common stock to Mr. Moll, all with a grant date fair value of $4.52 per option.  On October 13, 2010, the Board awarded 50,000 nonqualified options to purchase common stock to Mr. Pittman, with a grant date fair value of $4.87 per option.

(4)               These amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.  For a discussion of the assumptions made in the valuation, please see “Note 11 — Employee Benefits” of the Notes to Consolidated Financial Statements included in the Original Form 10-K.  On July 27, 2009, the Company granted replacement incentive stock options (“ISOs”) in exchange for eligible incentive stock options as part of an option repricing.  Mr. Miles was granted 31,280 ISOs and Mr. Parker was granted 15,640 ISOs with a grant date fair value of $12.74 per share.  The exercise price of the new stock options is $14.73, which was the closing stock price on July 27, 2009, as reported by the NYSE Amex market.  The replacement stock options have a replacement three-year vesting schedule, such that 20% vested on November 15, 2009, 35% vested on November 15, 2010, and 45% vested on November 15, 2011.  These options replaced grants of ISOs to executives and key employees on December 10, 2007, which would have vested ratably in increments of 15%, 15%, 30% and 40% over a four year period starting on November 15, 2008 and ending on November 15, 2011.

(5)               The Compensation Committee expects to determine the amount of cash bonus to be paid to each of the named executive officers later in 2012.

(6)               The Company makes matching 401(k) plan contributions and pays the premiums for life insurance that exceeds $50,000 on behalf of the named executive officers.  No amounts of executive compensation are deferred under the 401(k) plan.

Name	Year	401(k) Match	Life Insurance Premiums	Total
Richard F. Miles	2011	$9,887	$864	$10,751
	2010	$9,778	$864	$10,642
	2009	$11,025	$864	$11,889
Gary L. Pittman	2011	$9,855	$864	$10,719
	2010	$—	$72	$72
Lee Parker	2011	$11,025	$864	$11,889
	2010	$11,025	$864	$11,889
	2009	$11,025	$864	$11,889
William L. Moll, Jr.	2011	$7,350	$720	$8,070
	2010	$4,992	$720	$5,712
Diana S. Moore	2011	$7,500	$720	$8,220

Equity-Related Compensation

2011 Grants of Plan-Based Awards

Set forth in the table below is information regarding stock option or restricted stock awards granted by the Compensation Committee to the named executive officers in 2011.  All awards were granted under the 2007 Stock Awards Plan and 2010 Stock Awards Plan.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($/Sh)	Closing Market Price on Grant Date	Grant Date Fair Value of Stock and Option Awards
Richard F. Miles	11/7/2011	25,000	—	$—	$3.39	$84,750
Gary L. Pittman	11/7/2011	15,000	—	$—	$3.39	$50,850
	5/2/2011	5,200	—	$—	$9.71	$50,492
Lee Parker	11/7/2011	—	6,000	$3.39	$3.39	$13,740
William L. Moll, Jr.	11/7/2011	12,000	—	$—	$3.39	$40,680
	5/2/2011	1,800	—	$—	$9.71	$17,478
Diana S. Moore	11/7/2011	12,000	—	$—	$2.17	$26,040
	2/3/2011	—	30,000	$9.20	$9.20	$175,800

Outstanding Equity Awards as of December 31, 2011

The following table provides information as of December 31, 2011, regarding exercisable and unexercisable stock options and vested and unvested restricted stock awards held by each of the named executive officers.

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested (19)
Richard F. Miles	11/7/2011	—	—		—	—	25,000	(7)	$53,750
	11/4/2010	14,000	28,000	(1)	$6.60	11/15/2016	—		—
	3/2/2010	—	—		—	—	3,000	(8)	$6,450
	7/29/2009	31,280	—		$14.73	12/10/2013	—		—
	7/29/2009	—	—		—	—	14,000	(9)	$30,100
	10/21/2008	—	—		—	—	10,000	(10)	$21,500
	12/10/2007	6,000	—		$28.00	11/15/2013	—		—
Gary L. Pittman	11/7/2011	—	—		—	—	15,000	(11)	$32,250
	5/2/2011	—	—		—	—	5,200	(12)	$11,180
	10/13/2010	10,000	40,000	(2)	$6.98	10/15/2016	—		—
Lee Parker	11/7/2011	—	6,000	(3)	$3.39	11/15/2017	—		—
	11/4/2010	10,000	20,000	(4)	$6.60	11/15/2016
	3/2/2010	—	—		—	—	1,500	(13)	$3,225
	7/29/2009	15,640	—		$14.73	12/10/2013	—		—
	7/29/2009	—	—		—	—	8,000	(14)	$17,200
	12/10/2007	3,000	—		$28.00	11/15/2013	—		—
William L. Moll, Jr.	11/7/2011	—	—		—	—	12,000	(15)	$25,800
	5/2/2011	—	—		—	—	1,800	(16)	$3,870
	11/4/2010	3,000	6,000	(5)	$6.60	11/15/2016	—		—
	5/14/2010	—	—		—	—	8,000	(17)	$17,200
Diana S. Moore	11/7/2011	—	—		—	—	12,000	(18)	$25,800
	2/3/2011	—	30,000	(6)	$9.20	5/15/2007	—		—

(1)	14,000 stock options will vest on each of November 15, 2012 and November 15, 2013.

(2)	10,000 stock options will vest on November 15, 2012 and 30,000 stock options will vest on November 15, 2013.

(3)	2,000 stock options will vest on each of November 15, 2012, November 15, 2013 and November 15, 2014.

(4)	10,00 stock options will vest on each of November 15, 2012 and November 15, 2013.

(5)	3,000 stock options will vest on each of May 15, 2012 and May 15, 2013.

(6)	5,000 stock options will vest on each of May 15, 2012 and May 15, 2013 and 20,000 stock options will vest on May 15, 2014.

(7)	8,333 shares will vest on each of November 15, 2012 and November 15, 2013 and 8,334 shares will vest on November 15, 2014.

(8)	3,000 shares will vest on May 15, 2012.

(9)	14,000 shares will vest on November 15, 2012.

(10)

The first installment of 3,333 shares will vest on the first Company vesting date (November 15th or May 15th) following a period of 90 consecutive trading days within which the average closing price of our common stock is $18.00 per share or higher; the second installment of 3,333 shares will vest 12 months after the first installment vesting date; and the final installment of 3,334 shares will vest 24 months after the first installment vesting date.

(11)	5,000 shares will vest on each of November 15, 2012, November 15, 2013 and November 15, 2014.

(12)	2,600 shares will vest on each of May 15, 2012 and May 15, 2013.

(13)	1,500 shares will vest on November 15, 2012.

(14)	8,000 shares will vest on November 15, 2012.

(15)	4,000 shares will vest on each of May 15, 2012, May 15, 2013 and May 15, 2014.

(16)	900 shares will vest on each of May 15, 2012 and May 15, 2013.

(17)	4,000 shares will vest on each of May 15, 2012 and May 15, 2013.

(18)	4,000 shares will vest on each of November 15, 2012, November 15, 2013 and November 15, 2014.

(19)	The market value is determined by the closing price of our common stock ($2.15) on December 30, 2011.

Options Exercised and Stock Vested as of December 31, 2011

The following table provides information as of December 31, 2011, regarding stock options exercised and vested restricted stock awards held by each of the named executive officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting ($) (1)
Richard F. Miles	—	$—	14,000	$30,940
	—	$—	3,000	27,690
Gary L. Pittman	—	$—	—	$—
Lee Parker	—	$—	8,000	$17,680
	—	$—	1,500	$13,845
William L. Moll, Jr.	—	$—	4,000	$36,920
Diana S. Moore	—	$—	—	$—

(1)          On November 15, 2011, Mr. Miles vested in 14,000 shares of restricted stock and Mr. Parker vested in 8,000 shares of restricted stock.  The closing price of our common stock on November 15, 2011 was $2.21.  On May 15, 2011, Mr. Miles vested in 3,000 shares of restricted stock, Mr. Parker vested in 1,500 shares of restricted stock and Mr. Moll vested in 4,000 shares of restricted stock.  The closing price of our common stock on May 16, 2011 was $9.23.

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

As previously discussed, although the Company does not have any formal deferred compensation arrangements, to address the application of Section 409A of the Internal Revenue Code of 1986 and to ensure compliance therewith, the Company reviewed its compensation plans to identify any potential deferred compensation issues.

Executive Employment Arrangements

Geokinetics is a party to the following employment agreements with the named executive officers as of December 31, 2011. Various provisions of these employment agreements have been discussed in previous sections. The cash component, which consists of the base salary and the incentive bonus, represent the largest proportion of the overall compensation package for each named executive officer.

Chief Executive Officer

Richard F. Miles.  Geokinetics is a party to an employment agreement dated October 22, 2008, with Richard F. Miles, pursuant to which Mr. Miles agreed to serve as the President and Chief Executive Officer. The compensation payable to Mr. Miles under the employment agreement consists of: (i) an annual base salary of $375,000 per year (reviewed annually) and (ii) participation in the Company’s bonus program with a limit of 150% of base salary.  If Geokinetics terminates Mr. Miles’ employment without cause, he is entitled to severance pay equivalent to his monthly base salary for 24 months.  If Mr. Miles terminates his employment for good reason, he is entitled to severance pay equivalent to his monthly base salary and one-twelfth (1/12th) of his most recent annual bonus for 24 months. The employment agreement also provides that Mr. Miles will not compete in the seismic services industry globally during his employment and for two years after a voluntary termination of employment by Mr. Miles.

Chief Financial Officer

Gary L. Pittman, Executive Vice President and CFO.  On October 13, 2010, Geokinetics entered into an employment agreement with Gary L. Pittman.  Mr. Pittman’s employment agreement provides for an annual base salary of $312,000 and a discretionary bonus with a target of 66% of his base salary.  If Geokinetics terminates Mr. Pittman’s employment without cause or Mr. Pittman resigns from his employment for good reason, Mr. Pittman is entitled to 12 months’ severance pay.  The employment agreement provides that Mr. Pittman is not entitled to severance pay if his employment is terminated due to death, disability, his resignation (other than for good reason), or termination for cause, unless Geokinetics advises Mr. Pittman of its intention to enforce certain non-compete obligations.  In the event Geokinetics undergoes a change in control, Mr. Pittman has the right to receive certain additional equity vesting provisions.  The agreement also contains various non-compete and non-solicitation provisions.

Other Executive Officers

Lee Parker.  Geokinetics entered into an employment agreement dated March 22, 2010 with Lee Parker, pursuant to which Mr. Parker agreed to serve as Executive Vice President of Operations.  Mr. Parker’s employment agreement provides for an annual base salary of $285,000 and a discretionary bonus with a target of 66% of his base salary.  If Geokinetics terminates Mr. Parker’s employment without cause, Mr. Parker is entitled to 12 months’ severance pay.  Additionally, if Mr. Parker’s employment with Geokinetics is severed for any reason within three years of the date of the agreement, the restricted stock awarded on July 29, 2009 will automatically vest.  The employment agreement provides that Mr. Parker is not entitled to severance pay if his employment is terminated due to death, disability, his resignation, or termination for cause, unless Geokinetics advises Mr. Parker of its intention to enforce certain non-compete obligations.  In the event Geokinetics undergoes a change in control resulting in a reduced salary or job function, Mr. Parker has the right to resign from Geokinetics within six months of the date of event, in addition to receiving twelve months’ salary and certain additional equity vesting provisions.  The agreement also contains various non-compete and non-solicitation provisions.

William L. Moll, Jr.  Geokinetics is not party to an employment agreement with Mr. Moll.

Diana S. Moore.  On February 20, 2011, Geokinetics entered into an employment agreement with Diana S. Moore.  Ms. Moore’s employment agreement provides for an annual base salary of $250,000 and a discretionary bonus with a target of 50% of her base salary.  Ms. Moore is entitled to twelve months’ severance pay if (i) she resigns with good reason or (ii) her employment is terminated by Geokinetics or its successor without cause within six months after a change of control.  If Ms. Moore is not entitled to receive severance pay under the preceding sentence, Geokinetics will pay Ms. Moore severance pay for six months if Geokinetics terminates her employment without cause within 18 months after the date of the employment agreement.  Ms. Moore is not entitled to severance pay for a termination due to death, disability, her resignation without good reason, or termination for cause, unless Geokinetics advises Ms. Moore of its intent to enforce certain non-compete obligations contained in the agreement.  In the event Geokinetics undergoes a change of control, Ms. Moore also has the right to receive certain additional equity vesting provisions.  The employment agreement also contains various non-solicitation provisions.

Potential Payments Upon Termination or Change in Control

The following describes the payments and benefits that would be provided to each named executive officer in the event that his employment is terminated with us for any reason, including resignation, termination without cause, retirement, a constructive termination of the executive or a change in control.

We have employment agreements that contain severance provisions with four of our named executive officers. The information below presents information respecting amounts payable upon a death, disability, or termination of a named executive officer as of December 31, 2011.

Chief Executive Officer—Richard F. Miles

Under his employment agreement effective October 22, 2008, if his employment is severed for any reason other than for cause, Mr. Miles is entitled to receive as compensation a sum equal to two times his annual base salary.  If Mr. Miles resigns for good reason, he is also entitled to receive two times his most recent annual bonus.  In the event his employment was severed on December 31, 2011, Mr. Miles would have received $900,000, payable over 24 months.  Additionally, Geokinetics would have continued to pay for his medical insurance coverage at the existing level for two years following his termination date, which had an estimated value of $6,000.  For purposes of Mr. Miles’ employment agreement, a “change in control,” as defined in Geokinetics’ most recent stock awards plan, shall not be considered “good reason.”

Additionally, all unvested stock options, restricted stock, or other equity compensation granted to Mr. Miles shall fully vest immediately upon a termination of Mr. Miles’ employment without cause or by Mr. Miles for good reason.

Chief Financial Officer—Gary L. Pittman

Pursuant to his employment agreement effective October 13, 2010, if Mr. Pittman’s employment is terminated without cause or Mr. Pittman resigns from his employment for good reason, Mr. Pittman is entitled to 12 months’ severance pay.  In the event his employment was severed on December 31, 2011, Mr. Pittman would have received $312,000, payable over 12 months.  The employment agreement provides that Mr. Pittman is not entitled to severance pay if his employment is terminated due to death, disability, his resignation (other than for good reason), or termination for cause, unless Geokinetics advises Mr. Pittman of its intention to enforce certain non-compete obligations, in which case, as of December 31, 2011, he would have been entitled to $312,000.  In the event Geokinetics undergoes a change in control, all of Mr. Pittman’s stock options and any other equity awards then outstanding shall immediately become 100% vested and immediately and fully exercisable.

Other Executive Officers—Lee Parker, William L. Moll, Jr. and Diana S. Moore

Under Mr. Parker’s employment agreement effective March 22, 2010, if Geokinetics terminates Mr. Parker’s employment without cause, Mr. Parker is entitled to 12 months’ severance pay.  In the event his employment was severed on December 31, 2011, Mr. Parker would have received $285,000, payable over 12 months.  Additionally, if Mr. Parker’s employment with Geokinetics is severed for any reason within three years of the date of the agreement, the restricted stock awarded on July 29, 2009 will automatically vest.  The employment agreement provides that Mr. Parker is not entitled to severance pay if his employment is terminated due to death, disability, his resignation, or termination for cause, unless Geokinetics advises Mr. Parker of its intention to enforce certain non-compete obligations, in which case, as of December 31, 2011, Mr. Parker would have been entitled to $285,000.

In the event Geokinetics undergoes a change in control resulting in a reduced salary or job function, Mr. Parker has the right to resign from Geokinetics within six months of the date of event, in addition to receiving 12 months’ salary.  In the event of a change in control, Mr. Parker shall automatically vest in 50% of the outstanding, unvested equity from each vesting period.  In addition, if the change in control results in a reduced job function, Mr. Parker shall automatically vest in the remaining 50% of the outstanding, unvested equity from each vesting period (thereby resulting in 100% vesting in outstanding, unvested equity).  The agreement also contains various non-compete and non-solicitation provisions.

As mentioned above, Geokinetics is not party to an employment agreement with Mr. Moll.

Under Ms. Moore’s employment agreement, Ms. Moore is entitled to 12 months’ severance pay if she resigns with good reason.  In the event her employment was severed on December 31, 2011, Ms. Moore would have received $250,000, payable over 12 months.  If Ms. Moore is not entitled to receive severance pay due to resignation for good reason, Geokinetics will pay Ms. Moore severance pay for six months if Geokinetics terminates her employment without cause within 18 months after the date of the employment agreement. In the event her employment was severed on December 31, 2011, Ms. Moore would have received $125,000, payable over six months.  Ms. Moore is not entitled to severance pay for a termination due to death, disability, her resignation without good reason, or termination for cause, unless Geokinetics advises Ms. Moore of its intent to enforce certain non-compete obligations, in which case, as of December 31, 2011, Ms. Moore would have been entitled to $250,000.

In the event Geokinetics undergoes a change of control and Ms. Moore’s employment is terminated by Geokinetics or its successor within six month after the change of control, Ms. Moore is entitled to 12 month’s severance pay.  In addition, in the event of a change of control, all of Ms. Moore’s stock options and any other outstanding equity awards shall automatically vest and be immediately and fully exercisable.

Director Compensation

For 2011, each incumbent non-employee director received an annual retainer of $30,000 and each director is also entitled to receive $1,500 per Board meeting attended in person or by telephone.  An additional stipend of $15,000 was received by the Chairman; $15,000 for the Audit Committee Chairman; $15,000 for the Compensation Committee Chairman; $5,000 for the Nominating and Governance Committee Chairman; and each Committee member is entitled to receive $1,000 per Committee meeting attended in person or by telephone.

The Board grants future equity awards to directors on an annual basis in an amount recommended by the Compensation Committee and approved by the full Board.  In May 2011, the Compensation Committee recommended an award of 5,250 shares of restricted stock to the directors for 2011.  The value of the restricted stock price was based on the closing stock price of $9.47 on May 12, 2011.  The restricted stock will vest equally over three years on May 15, 2012, 2013 and 2014.

There is no deferred compensation for directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(3)	All Other Compensation ($)	Total ($)
William R. Ziegler Chairman of the Board	$67,000	$49,718	—	—	$116,718
Gary M. Pittman Chairman of Corporate Governance and Nominating Committee	$93,275	$49,718	—	—	$142,993
Christopher M. Harte Director	$72,650	$49,718	—	—	$122,368
Steven A. Webster Director	$51,000	$49,718	—	—	$100,718
Robert L. Cabes, Jr. Chairman of Compensation Committee (4)	$64,125	$49,718	—	—	$113,843
Christopher D. Strong Director	$83,375	$49,718	—	—	$133,093
Gottfred Langseth Director (5)	$49,500	$49,718	—	—	$99,218
Anthony Tripodo Chairman of Audit Committee	$77,625	$49,718	—	—	$127,343

(1)             These amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(2)             As of December 31, 2011, each of the nonemployee directors had aggregate outstanding 9,917 shares of unvested restricted stock, except Mr. Tripodo who had 7,917 shares of unvested restricted stock and Mr. Langseth who had 5,250 shares of unvested restricted stock.

(3)             As of December 31, 2011, each of the nonemployee directors other than Messrs. Langseth and Tripodo had aggregate outstanding 4,302 stock options.

(4)             Mr. Cabes is obligated under his employment arrangement with Avista Capital Holdings LP to transfer any remuneration he receives as a director of the Company to Avista.

(5)             Mr. Langseth is obligated under his employment arrangement with PGS to transfer any remuneration he receives as a director of the Company to PGS.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of April 25, 2012, the number of shares of common stock and Series B Preferred Stock beneficially owned by (i) each person known by Geokinetics (based on filings under Section 13(d) or 13(g) of the Exchange Act as of April 25, 2012) to be the holder of more than 5% of Geokinetics voting securities, (ii) each director,

(iii) each named executive officer, and (iv) all of Geokinetics directors and executive officers as a group. None of the directors or executive officers beneficially own any Series B Preferred Stock. Unless otherwise indicated, each holder has sole voting and investment power with respect to the shares of common stock or Series B Preferred Stock owned by such holder.

Ownership of Directors and Executive Officers

Directors and Executive Officers	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Common Stock(1)	Amount and Nature of Beneficial Ownership of Series B Preferred Stock	Percent of Series B Preferred Stock(1)	Percent of Voting Securities Beneficially Owned
Steven A. Webster	1,142,363	(2)	5.8%	—	*	4.5%
William R. Ziegler	727,328	(3)	3.7%	—	*	2.9%
Christopher M. Harte	239,731	(4)	1.2%	—	*	*
Gary M. Pittman	29,752	(5)	*	—	*	*
Robert L. Cabes, Jr.	32,367	(6)	*	—	*	*
Christopher D. Strong	29,337	(7)	*	—	*	*
Gottfred Langseth	15,250	(8)	*	—	*	*
Anthony Tripodo	19,250	(9)	*	—	*	*
Richard F. Miles	182,280	(10)	*	—	*	*
Gary L. Pittman	30,200	(11)	*	—	*	*
Lee Parker	74,649	(12)	*	—	*	*
William L. Moll, Jr.	31,800	(13)	*	—	*	*
Diana S. Moore	17,000	(14)	*	—	*	*
All Directors and Executive Officers as a Group	2,573,307		1.3%	—	*	1.0%

Certain Beneficial Owners

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Common Stock(1)	Amount and Nature of Beneficial Ownership of Series B Preferred Stock		Percent of Series B Preferred Stock(1)	Percent of Voting Securities Beneficially Owned
Avista Capital Partners GP, LLC
65 E. 55th Street, 18th Floor
New York, NY 10022	4,967,954	(6)(15)	23.1%	327,288	(16)	91.1%	37.2%
Petroleum Geo-Services ASA
Strandveien 4, P.O. Box 89
N-1326 Lysaker, Norway	3,318,616	(17)	17.1%	—		*	13.3%
BlackRock Inc.
40 East 52nd Street
New York, NY 10022	2,344,623	(18)	12.1%	—		*	9.4%
Ironman Energy Master Fund
2211 Norfolk, Suite 611
Houston, TX 77098	1,194,633	(19)	6.2%	—		*	4.8%
Harpswell Capital Management, LLC
2 Monument Square, Suite 650
Portland, ME 04101	956,870	(20)	4.9%	—		*	3.8%

*  Less than 1%.

(1)                   In accordance with Rule 13d-3 promulgated by the SEC under the Exchange Act, each person listed in this table is deemed to beneficially own shares of common stock issuable to such person upon exercise of options or warrants or upon conversion of convertible securities if such exercise or conversion may be effected within 60 days. However, shares of common stock issuable upon exercise or conversion of securities held by other persons are not deemed to be outstanding for purposes of determining the percentage of the class of voting securities held by such person.  In addition, certain shares may be deemed beneficially owned by more than one person or entity listed in the table. On April 25, 2012 there were issued and outstanding 18,990,290 shares of common stock, warrants to purchase 3,735,000 shares of common stock, 360,008 shares of Series B Preferred Stock convertible into 5,642,759 shares of common stock, and 374,009 shares of unvested restricted common stock.

(2)                   Includes (i) 715,269 shares owned of record by Mr. Webster, (ii) 19,917 shares of unvested restricted stock, (iii) 4,302 shares of common stock issuable upon the exercise of vested stock options, (iv) 203,875 shares of common stock purchasable within 60 days upon the exercise of warrants owned of record by Mr. Webster, (v) 110,702 shares of common stock owned of record by Kestrel Capital, L.P., since Mr. Webster is President of Peregrine Management, LLC, the sole General Partner of Kestrel Capital, L.P., and (iv)  88,298 shares of common stock owned of record by Cerrito Partners, since Mr. Webster is the Managing Partner of Cerrito Partners.

(3)                   Includes (i) 586,609 shares owned of record by Mr. Ziegler, (ii) 19,917 shares of unvested restricted stock, (iii) 4,302 shares of common stock issuable upon the exercise of vested stock options, and (iv) 116,500 shares of common stock purchasable within 60 days upon the exercise of warrants owned of record by Mr. Ziegler.

(4)                   Includes (i) 8,148 shares owned of record by Mr. Harte, (ii) 19,917 shares of unvested restricted stock, (iii) 4,302 shares of common stock issuable upon the exercise of vested stock options, (iv) 75,298 shares of common stock owned of record by Spicewood Investment Partners 2004 L.P., of which Mr. Harte is the general partner, (v) 75,472 shares of common stock owned of record by Spicewood Family Partners of which Mr. Harte is the general partner, (vi) 27,469 shares owned of record by the Christopher M. Harte 1992 Family Trust, and (vii) 29,125 shares of common stock purchasable within 60 days upon the exercise of warrants owned of record by the Christopher M. Harte 1992 Family Trust.

(5)                   Includes (i) 5,533 shares of common stock owned of record by Mr. Pittman, (ii) 19,917 shares of unvested restricted stock, and (iii) 4,302 shares of common stock issuable upon the exercise of vested stock options.

(6)                   Includes (i) 8,148 shares of common stock owned of record by Mr. Cabes, (ii) 19,917 shares of unvested restricted stock, and (iii) 4,302 shares of common stock issuable upon the exercise of vested stock options.  Mr. Cabes is obligated under his employment arrangement with Avista Capital Partners, L.P. to disclaim all rights of ownership to any Geokinetics capital stock he is awarded by the Company.

(7)                   Includes (i) 5,118 shares of common stock owned of record by Mr. Strong, (ii) 19,917 shares of unvested restricted stock, and (iii) 4,302 shares of common stock issuable upon the exercise of vested stock options.

(8)                  15,250 shares of unvested restricted common stock.  Mr. Langseth is obligated under his employment arrangement with PGS to disclaim all rights of ownership to any Geokinetics capital stock he is awarded by the Company and must transfer any shares he receives in his capacity as a director of the Company to PGS.

(9)                   Includes (i) 1,333 shares of common stock owned of record by Mr. Tripodo and (ii) 17,917 shares of unvested restricted stock.

(10)             Includes (i) 79,000 shares of common stock owned of record by Mr. Miles, (ii) 52,000 shares of unvested restricted stock, and (iii) 51,280 shares of common stock issuable upon the exercise of vested stock options.  Does not include 28,000 shares of common stock issuable upon the exercise of stock options that are not exercisable within 60 days of April 25, 2012.

(11)             Includes (i) 20,200 shares of unvested restricted stock and (ii) 10,000 shares of common stock issuable upon the exercise of vested stock options.  Does not include 40,000 shares of common stock issuable upon the exercise of stock options that are not exercisable within 60 days of April 25, 2012.

(12)             Includes (i) 36,509 shares of common stock owned of record by Mr. Parker, (ii) 9,500 shares of unvested restricted stock, and (iii) 28,640 shares of common stock issuable upon the exercise of vested stock options.  Does not include 26,000 shares of common stock issuable upon the exercise of stock options that are not exercisable within 60 days of April 25, 2012.

(13)             Includes (i) 4,000 shares of common stock owned of record by Mr. Moll, (ii) 21,800 shares of unvested restricted stock, (iii) 3,000 shares of common stock issuable upon the exercise of vested stock options, and (iv) 3,000 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of April 25, 2012.  Does not include 3,000 shares of common stock issuable upon the exercise of stock options that are not exercisable within 60 days of April 25, 2012.

(14)            Includes (i) 12,000 shares of unvested restricted stock and (ii) 5,000 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of April 25, 2012.  Does not include 25,000 shares of common stock issuable upon the exercise of stock options that are not exercisable within 60 days of April 25, 2012.

(15)             Information is based upon a Schedule 13D/A filed with the SEC on December 16, 2010.  Includes (i) 2,266,340 shares owned of record by Avista Capital Partners, L.P. and (ii) 597,614 shares owned of record by Avista Capital Partners (Offshore), L.P.  Avista Capital Partners GP, LLC is the general partner of both Avista Capital Partners, L.P. and Avista Capital Partners (Offshore), L.P.  Also includes (i) 1,664,964 shares of common stock, purchasable within 60 days upon the exercise of warrants owned by Avista Capital Partners, L.P. and (ii) 439,036 shares of common stock, purchasable within 60 days upon the exercise of warrants owned by Avista Capital Partners (Offshore), L.P.

(16)             Includes 5,129,906 shares of common stock issuable upon the conversion of 327,288 shares of Series B Preferred Stock held by Avista Capital Partners, L.P. and Avista Capital Partners (Offshore), L.P.

(17)            Information is based upon a Schedule 13D/A filed with the SEC on April 26, 2011.  Includes 2,153,616 shares issued as part of the acquisition of PGS Onshore and 1,165,000 shares of common stock purchasable within 60 days upon the exercise of the 2010 Warrants.

(18)             Information is based upon a Schedule 13G/A filed with the SEC on January 10, 2012.

(19)             Information is based upon a Schedule 13G filed with the SEC on February 14, 2011.

(20)            Information is based upon a Schedule 13G filed with the SEC on January 26, 2012.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Geokinetics’ written Code of Business Conduct and Ethics states the Company’s policies and procedures for the Board’s review, approval and/or ratification of any transaction with Geokinetics’ directors, officers or employees which gives rise to a personal or professional conflict of interest.

The Audit Committee of the Board is responsible for the review and approval of all related-party transactions for amounts exceeding $120,000 that involve Geokinetics or a subsidiary and related persons with a direct or indirect material interest. Management determines whether a transaction meets the requirements of a related-party transaction requiring review by the Audit Committee. Transactions that fall within this definition will be referred to the Audit Committee for approval, ratification or other action. Based on its consideration of all of the relevant facts and circumstances, the Audit Committee will decide whether or not to approve such transactions and will approve only those transactions that are in the best interests of the Company. If management becomes aware of an existing related-party transaction which has not been approved by the Audit Committee, the matter will be referred to the Audit Committee to evaluate all available options including ratification, revision or termination of such transaction.

Below are the transactions that occurred during the past fiscal year and proposed transactions in which, to Geokinetics’ knowledge, the Company was or is a party, and in which any director, director nominee, executive officer, holder of more than 5% of our voting securities or any member of their immediate family had or will have a direct or indirect material interest:

Avista Commitment Letter

On March 16, 2012, we entered into a Commitment Letter with Avista Capital Partners, L.P. and Avista Capital Partners (Offshore), L.P. (the “Avista Financing Parties”) to obtain debt financing until January 1, 2013.  Pursuant to the terms of the Commitment Letter, at our election from time to time, the Avista Financing Parties agreed to (i) purchase up to an additional $10 million in aggregate principal amount of Notes (the “U.S. Notes”) and (ii) enter into foreign loan facilities (the “Foreign Notes” and, collectively with the U.S. Notes, the “Additional Avista Notes”) to be secured by the assets of certain of our non-U.S. subsidiaries that would be drawn down from time to time concurrently with the purchase by the Avista Financing Parties of any U.S. Notes.  In the event that we elect to exercise our right to have the Avista Financing Parties purchase any Additional Avista Notes, we will be obligated to deliver U.S. Notes with a principal amount equal to the amount of the purchase price and Foreign Notes in an aggregate principal amount equal to 80% of such purchase price, allocated among the Foreign Notes as directed by the Avista Financing Parties.

The obligations of the Avista Financing Parties under the Commitment Letter are subject to the execution and delivery of definitive documents and other closing conditions.  In consideration for their obligations under the Commitment Letter, we paid the Avista Financing Parties a fee of $0.3 million at the time the Commitment Letter was executed and are obligated to deliver either warrants to purchase 190,000 shares of common stock or its cash equivalent value, at our election, at the earlier of a purchase of any Additional Avista Notes or June 30, 2012 (unless the Commitment is terminated earlier than June 30, 2012 and prior to any such purchase).  We will also be obligated to deliver warrants to purchase an additional 190,000 shares of common stock or its cash equivalent value, at our election, at each of June 30, 2012, September 30, 2012 and December 31, 2012 if the Commitment Letter or any Notes remain outstanding as of the applicable date.  Certain of the financing transactions under the Commitment Letter are subject to a right of first refusal in favor of certain of our existing senior lenders, the exercise of which right would cause the Commitment Letter to terminate and require that we issue to Avista warrants to purchase 190,000 shares of common stock or its cash equivalent value, at our election.

In accordance with the terms of the Commitment Letter, the warrants issued in connection with the transactions contemplated under the Commitment Letter will have an exercise price of $0.01 per share of common stock and otherwise will be issued with terms substantially similar to the warrants we issued to the Avista Financing Parties in 2010.

As of April 25, 2012, the Avista Financing Parties, collectively, held 2,863,954 shares of common stock of record, 327,288 shares of Series B Preferred Stock, 133,982 shares of Series C Preferred Stock, 64,000 shares of Series D Preferred Stock and warrants to purchase 2,104,000 shares of common stock.

PGS Agreements

The Company has a transition services agreement with PGS pursuant to which PGS agreed to provide the Company with office facilities, accounting, information, payroll and human resources services following the closing of the acquisition.  During 2010, the Company incurred fees of $3.4 million related to this agreement.  The services were provided by PGS through July 30, 2010.

The Company’s purchase of PGS Onshore data acquisition business did not include PGS’s data processing business in Mexico.  Following the acquisition, we entered into the Mexico Data Processing Agreement with PGS, in which the Company agreed to operate data processing contracts in Mexico for PGS’s benefit until such time as PGS could arrange for the required consents to the transfer of the contracts to a subsidiary of PGS.  PGS agreed to reimburse the Company for its costs to operate the contracts on PGS’s behalf.  The contracts were effectively transferred to a subsidiary of PGS in January 2010.  Under the Mexico Data Processing Agreement, the Company spun-off the Data Processing division on behalf of PGS for $2.1 million in equity, which includes $0.7 million in fixed assets and $0.1 million in cash equivalents.

The Company also entered into an agreement with PGS whereby PGS agreed to operate the Company’s seismic data acquisition business in Libya for the Company’s benefit until completion of the formation of a subsidiary in Libya and acquisition of the required licenses to own and operate the business in Libya.  The Company agreed to reimburse PGS for the costs of operating the business for the Company’s benefit.  During the fourth quarter of 2010 and the first quarter of 2011, the Company formed a subsidiary in Libya and acquired certain licenses necessary to operate its business there.  However, the civil unrest in Libya has made transfer of the business to the Company impractical, and, accordingly, the Libya agreement has been extended.

DIRECTOR INDEPENDENCE

The Board has determined that Messrs. Pittman, Harte, Cabes, Strong, Ziegler and Tripodo are independent as defined under the NYSE Amex (formerly American Stock Exchange) rules.  The Board has determined that (i) Mr. Webster is not independent because he is the Co-Managing Partner of Avista Capital Partners, L.P., our largest stockholder and an affiliate of the Company, (ii) Mr. Miles is not independent because he is the President and Chief Executive Officer of the Company and (iii) Mr. Langseth is not independent because he is the Executive Vice President and Chief Financial Officer of Petroleum Geo-Services ASA, our second largest stockholder and an affiliate of the Company.

Item 14.  Principal Accounting Fees and Services

The firm of UHY LLP (“UHY”) served as independent registered public accountants, to examine Geokinetics’ consolidated financial statements for the fiscal years ending December 31, 2011, and 2010.  UHY personnel work under the direct control of UHY partners and are leased from wholly owned subsidiaries of UHY Advisors Inc. in an alternative practice structure. UHY manages and supervises the audit services and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

Principal Accountant Fees and Services

UHY completed a review of Geokinetics’ unaudited condensed quarterly financial statements for the quarters ended March 31, 2011, June 30, 2011 and September 30, 2011 and audited the financial statements of the Company for the fiscal years ended December 31, 2011 and 2010. Aggregate fees for professional services rendered to Geokinetics by UHY for the years ended December 31, 2011 and 2010, were as follows (in thousands):

	Year Ended
	December 31,
	2011	2010
Audit Fees	$1,810	$1,120
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	54
Total	$1,810	$1,174

Audit Fees

The audit fees for the years ended December 31, 2011 and 2010, respectively, were for professional services rendered for the audits of Geokinetics’ consolidated financial statements, unaudited condensed quarterly financial statements, the review of documents filed with the SEC and consents.

All Other Fees

There other fees for the year ended December 31, 2010, were for services rendered in connection with the PGS acquisition integration.

Pre-Approval Policies and Procedures

The Audit Committee’s “Policy on the Engagement of the Independent Auditor” requires the Audit Committee to approve all types of audit and permitted non-audit services to be performed by the Company’s independent auditors during the year, as required under applicable law.

The Audit Committee pre-approves annually proposed audit and permitted non-audit services to be provided by the independent auditors for the fiscal year.  The Audit Committee also considers for pre-approval annually the maximum amount of fees and the manner in which the fees are determined for each type of pre-approved audit and non-audit services proposed to be provided by the independent auditors for the fiscal year.  The Audit Committee separately pre-approves any service that is not included in the approved list of services or any proposed services exceeding pre-approved cost levels.  The Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee for services that need to be addressed between Audit Committee meetings.  The Audit Committee is then informed of these pre-approval decisions, if any, at the next meeting of the Audit Committee.

All audit-related services, tax services and other services were pre-approved by the Audit Committee in accordance with the Audit Committee’s pre-approval policies described above.  The Audit Committee has considered whether the provision of the non-audit services by UHY described above is compatible with maintaining auditor independence and has determined that auditor independence has not been compromised.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) List of documents filed as part of this Amendment:

(3) Exhibits

31.3*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.4*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*                 Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOKINETICS INC.

Date: April 30, 2012	By:	/s/ Richard F. Miles
Richard F. Miles
President and Chief Executive Officer
(Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 30, 2012	/s/ Richard F. Miles
Richard F. Miles
President, Chief Executive Officer and Director
(Principal Executive officer)

Date: April 30, 2012	/s/ Gary L. Pittman
Gary L. Pittman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: April 30, 2012	/s/ Diana S. Moore
Diana S. Moore
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: April 30, 2012	/s/ William R. Ziegler
William R. Ziegler
Director (Non-executive Chairman)

Date: April 30, 2012	/s/ Steven A. Webster
Steven A. Webster
Director

Date: April 30, 2012	/s/ Christopher M. Harte
Christopher M. Harte
Director

Date: April 30, 2012	/s/ Gary M. Pittman
Gary M. Pittman
Director

Date: April 30, 2012	/s/ Robert L. Cabes, Jr.
Robert L. Cabes, Jr.
Director

Date: April 30, 2012	/s/ Christopher D. Strong
Christopher D. Strong
Director

Date: April 30, 2012	/s/ Anthony Tripodo
Anthony Tripodo
Director

Date: April 30, 2012	/s/ Gottfred Langseth
Gottfred Langseth
Director

EXHIBIT INDEX

Exhibit Number	Description
31.3	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.4	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.