Form 10-Q
period 2012-03-31
GEOKINETICS INC
filed 2012-05-10
CIK 314606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Common Stock, par value $0.01 per share.  Shares outstanding on May 2, 2012: 18,990,290 shares

GEOKINETICS INC.

INDEX

Glossary of Certain Defined Terms

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets—as of March 31, 2012 (Unaudited) and December 31, 2011		4

Condensed Consolidated Statements of Operations (Unaudited) — for the Three Months Ended March 31, 2012 and 2011		5

Condensed Consolidated Statements of Cash Flows (Unaudited) —for the Three Months Ended March 31, 2012 and 2011		6

Condensed Consolidated Statement of Shareholders’ Deficit and Accumulated Other Comprehensive Income (Unaudited) — for the Three Months Ended March 31, 2012		7

Notes to Condensed Consolidated Financial Statements (Unaudited)		8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	37

Item 4.	Controls and Procedures	38

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults Upon Senior Securities	39

Item 4.	Mine Safety Disclosures	39

Item 5.	Other Information	39

Item 6.	Exhibits	40

Signatures		41

Glossary of Certain Defined Terms:

2002 Plan	2002 Stock Awards Plan
2007 Plan	2007 Stock Awards Plan
2011 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2011
2010 Plan	2010 Stock Awards Plan
2D	Two-dimensional
3D	Three-dimensional
4D	Four-dimensional
ASC	Accounting Standards Codification
ASU	Accounting Standard Update
Avista	Avista Capital Partners, L.P.
Company	Geokinetics Inc., collectively with its subsidiaries
EBITDA	Earnings before interest, taxes, depreciation and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	United States generally accepted accounting principles
Geokinetics	Geokinetics Inc., collectively with its subsidiaries
Holdings	Geokinetics Holdings USA, Inc.
IASB	International Accounting Standards Board
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

Geokinetics Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,684	$44,647
Restricted cash	2,524	3,060
Accounts receivable, net of allowance for doubtful accounts of $2,764 at March 31, 2012 and $2,757 at December 31, 2011	132,088	160,736
Deferred costs	13,029	13,941
Prepaid expenses	14,877	12,747
Other current assets	4,950	3,269
Total current assets	215,152	238,400
Property and equipment, net	203,025	212,636
Multi-client data library, net	28,643	41,512
Deferred financing costs, net	12,262	12,987
Restricted cash	10,000	—
Other assets, net	8,923	8,637
Total assets	$478,005	$514,172

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Short-term debt and current portion of long-term debt and capital lease obligations	$5,751	$4,543
Accounts payable	59,845	79,300
Accrued liabilities	89,251	79,836
Deferred revenue	28,266	32,675
Income taxes payable	17,533	18,969
Total current liabilities	200,646	215,323
Long-term debt and capital lease obligations, net of current portion	350,965	350,183
Deferred income taxes	8,082	8,062
Derivative liabilities	3,919	5,778
Mandatorily redeemable preferred stock	55,511	53,210
Other liabilities	1,122	1,122
Total liabilities	620,245	633,678
Commitments and contingencies
Mezzanine equity:
Preferred stock, Series B Senior Convertible, $10.00 par value; 2,500,000 shares authorized, 360,008 shares issued and outstanding at March 31, 2012 and 351,444 shares issued and outstanding at December 31, 2011	85,715	83,313
Stockholders’ deficit:
Common stock, $.01 par value; 100,000,000 shares authorized, 19,364,299 shares issued and 18,990,290 shares outstanding at March 31, 2012 and 19,289,489 shares issued and 18,990,290 shares outstanding at December 31, 2011	193	193
Additional paid-in capital	226,498	228,410
Accumulated deficit	(454,666)	(431,442)
Accumulated other comprehensive income	20	20
Total stockholders’ deficit	(227,955)	(202,819)
Total liabilities, mezzanine equity and stockholders’ deficit	$478,005	$514,172

See accompanying notes to the condensed consolidated financial statements.

Geokinetics Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Revenues	$163,498	$187,637

Expenses:
Direct operating	126,939	150,291
Depreciation and amortization	33,342	40,537
General and administrative	17,248	18,293
Total expenses	177,529	209,121
Loss from operations	(14,031)	(21,484)
Other income (expenses):
Interest income	42	209
Interest expense	(12,781)	(11,358)
Gain from change in fair value of derivative liabilities	1,884	4,443
Foreign exchange gain (loss)	252	(47)
Other, net	2,350	100
Total other expense, net	(8,253)	(6,653)
Loss before income taxes	(22,284)	(28,137)
Provision for income taxes	940	634
Net Loss	(23,224)	(28,771)
Preferred stock dividends and accretion costs	(2,426)	(2,203)
Loss applicable to common stockholders	$(25,650)	$(30,974)

For Basic and Diluted Shares:
Loss per common share	$(1.35)	$(1.74)
Weighted average common shares outstanding	18,990	17,824

See accompanying notes to the condensed consolidated financial statements.

Geokinetics Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES
Net loss	$(23,224)	$(28,771)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,342	40,537
Bad debt expense	—	1,986
Amortization of deferred financing costs and accretion of debt discount	1,396	1,185
Stock-based compensation	515	705
(Gain) loss on disposal, exchange and sale of assets	(1,173)	191
Change in fair value of derivative liabilities	(1,884)	(4,443)
Changes in operating assets and liabilities:
Restricted cash, net of investing portion	536	699
Accounts receivable	28,648	(5,123)
Prepaid expenses and other assets	(3,736)	(5,467)
Deferred costs	912	(267)
Accounts payable	(19,455)	18,729
Deferred revenue	(4,409)	7,924
Accrued liabilities and other liabilities	10,216	(1,359)
Net cash provided by operating activities	21,684	26,526
INVESTING ACTIVITIES
Investment in multi-client data library, net	(16,661)	(18,639)
Purchases and acquisition of property and equipment	(3,456)	(8,293)
Purchases of other assets	(383)	(1,079)
Proceeds from sale/disposal of assets	13,059	49
Change in restricted cash	(10,000)	—
Net cash used in investing activities	(17,441)	(27,962)
FINANCING ACTIVITIES
Proceeds from issuance of debt	—	10,000
Net change in short-term debt	244	—
Payments on capital lease obligations and vendor financing	(1,150)	(367)
Payments on debt	—	(200)
Payments of debt issuance costs	(300)	(65)
Net cash provided by (used in) financing activities	(1,206)	9,368
Net increase in cash	3,037	7,932
Cash at the beginning of period	44,647	42,851
Cash at the end of period	$47,684	$50,783

Supplemental disclosures of cash flow information:
Cash disclosures:
Interest paid	$1,911	$739
Income taxes paid	$1,100	$2,451
Non-cash disclosures:
Capitalized depreciation to multi-client data library	$1,083	$1,392
Purchases of property and equipment under capital lease obligations and vendor financings, net of down payments	$2,430	$—

See accompanying notes to the condensed consolidated financial statements.

Geokinetics Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Deficit
and Accumulated Other Comprehensive Income

(In thousands, except share amounts)

(Unaudited)

	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit
Balance at December 31, 2011	19,289,489	$193	$228,410	$(431,442)	$20	$(202,819)
Stock-based compensation	—	—	515	—	—	515
Restricted stock issued, net	74,810	—	—	—	—	—
Accretion of preferred issuance costs and discounts	—	—	(286)	—	—	(286)
Accrual of preferred dividends	—	—	(2,141)	—	—	(2,141)
Net loss		—	—	(23,224)	—	(23,224)
Balance at March 31, 2012	19,364,299	$193	$226,498	$(454,666)	$20	$(227,955)

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

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements included herein have been prepared on the accrual basis of accounting in accordance with GAAP and pursuant to the rules and regulations of the SEC.  Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  The Company believes that the presentations and disclosures herein are adequate for a fair presentation.  The unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods presented.  These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its 2011 Form 10-K.  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

The unaudited interim condensed consolidated financial statements include the accounts of Geokinetics Inc. and its subsidiaries.  All significant intercompany transactions have been eliminated in consolidation.

Certain prior period amounts have been reclassified to conform to current period financial statement presentation.

Liquidity and Recent Developments

On March 15, 2012, the Company entered into a purchase and sale agreement pursuant to which the Company agreed to sell certain North American seismic data in exchange for $10.0 million in cash.  The transaction closed on March 30, 2012.  See note 2.

On March 16, 2012, the Company entered into a commitment letter with Avista and an affiliate of Avista to provide up to an additional $10.0 million in debt financing until January 1, 2013.  Avista’s obligations under the commitment letter are subject to the execution and delivery of definitive documents and other closing conditions.  See note 3.

During 2011, the Company continued to incur operating losses primarily due to delays in project commencements, low international asset utilization and the Mexico liftboat incident, which resulted in serious concerns about the Company’s liquidity throughout 2011 and continuing into 2012.  To address these liquidity concerns, the Company’s management instituted a number of steps, including the decision to close some of its regional offices and exit certain operations around the world where the long-term prospects for profitability were not in line with the Company’s business goals.  Additionally, the Company’s management is focusing on cost reductions, potential additional sales of assets, further centralization of bidding and management services to provide a higher level of control over costs and bidding on seismic acquisition services under careful consideration of required capital expenditures for additional equipment or restrictions in cash required for bid or performance bonds.

Management is focused on improving liquidity through the implementation of the actions described above, however, any unforeseen unfavorable developments could have a material adverse effect on the Company’s liquidity and financial condition.  The Company’s management is currently reviewing alternatives, and it may adopt other strategies that may include actions such as a refinancing or restructuring of the Company’s indebtedness or capital structure, reducing or delaying capital investments, delaying bids on new sales or seeking to raise additional capital through debt or equity financing.  However, the Company’s current credit rating limits the Company’s ability to access the debt capital markets.  In addition, the recent low trading price of the Company’s common stock severely limits the Company’s ability to raise substantial capital in the equity capital markets.  The ability to timely raise sufficient capital may also be limited by NYSE AMEX stockholder approval requirements for certain transactions involving the issuance of the Company’s common stock or securities convertible into the Company’s common stock.

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

Recent Accounting Standards Not Yet Adopted

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

Recent Accounting Standards Adopted

In June 2011, the FASB issued an update to ASC 220, Presentation of Comprehensive Income.  This ASU provides an entity with the option to present comprehensive income in either (i) a single statement that presents the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income; or (ii) a two-statement approach which presents the components of net income and total net income in a first statement, immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  The presentation of other comprehensive income in the statement of changes in equity was eliminated.  The guidance is applied retrospectively and the Company adopted the provisions of this ASU on January 1, 2012, with the exception of those amendments relating to the presentation of reclassification adjustments out of accumulated other comprehensive income, which have been deferred as mentioned above.  The Company elected the option to present comprehensive income in a single statement.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements as there were no items related to comprehensive income during the three months ended March 31, 2012 and 2011, respectively.

In May 2011, the FASB issued an update to ASC 820, Fair Value Measurements.  This ASU clarifies the application of certain fair value measurement requirements and requires, among other things, expanded disclosures for Level 3 fair value measurements and the categorization by level for items for which fair value is required to be disclosed in accordance with ASC 825, Financial Instruments.  The guidance is applied prospectively and the Company adopted the provisions of this ASU on January 1, 2012.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. See note 6.

NOTE 2: Selected Asset Information

Restricted Cash

Total restricted cash consists of short-term investments, primarily certificates of deposit, carried at cost.  In the normal course of business, this amount is primarily cash collateral for letters of credit and performance guarantees.  At March 31, 2012 and December 31, 2011, restricted cash also included cash held in trust of $0.8 million and $0.2 million, respectively, in connection with a short-term project financing agreement entered into in November 2011 by one of our subsidiaries in Latin America.

At March 31, 2012, restricted cash classified as non-current included $10.0 million received in connection with the sale of certain North American seismic data.  The proceeds from the sale are restricted pursuant to the Notes indenture and restrictions therein and they shall be used solely for reinvestment in long-term assets.

Sales of Certain Accounts Receivable

In order to improve the Company’s liquidity, one of the Company’s international subsidiaries in Latin America sells certain eligible trade accounts receivable under a program sponsored by a financial agent of the foreign government to accelerate collections.

There is no recourse to the subsidiary for uncollectible receivables and, once sold, the subsidiary’s effective control over the accounts is ceded.  The cost associated with these sales is calculated based on LIBOR plus five percentage points and the value and due date of the accounts receivable sold.

At the time of sale, the related accounts receivable are removed from the balance sheet and the proceeds and cost are recorded.  Accounts receivable sold under this arrangement totaled $33.8 million and $19.4 million during the three months ended March 31, 2012 and 2011, respectively.  The loss on the sale of these accounts receivable during the periods ended March 31, 2012 and 2011 was $0.1 million and $0.1 million, respectively, and is included in operating expenses in the Company’s consolidated statement of operations.

Property and Equipment, net

Property and equipment is comprised of the following (in thousands):

	Estimated	March 31,	December 31,
	Useful Life	2012	2011
		(unaudited)
Field operating equipment	3-10 years	$324,198	$318,530
Vehicles	3-10 years	75,030	76,849
Buildings and improvements	6-39 years	10,985	10,948
Software	3-5 years	25,773	25,554
Data processing equipment	3-5 years	9,781	9,765
Furniture and equipment	3-5 years	3,978	3,994
		449,745	445,640
Less: accumulated depreciation and amortization		(248,992)	(235,281)
		200,753	210,359
Assets under construction		2,272	2,277
		$203,025	$212,636

The Company reviews the useful life and residual values of property and equipment on an ongoing basis considering the effect of events or changes in circumstances.  Depreciation expense related to the Company’s property and equipment for the three months ended March 31, 2012 and 2011 was $17.8 million and $17.6 million, respectively.

On March 30, 2012, the Company entered into an Exchange Agreement pursuant to which the Company exchanged, in a reciprocal transfer, certain of its equipment in North America.  The Company recorded a gain of $3.9 million related to this transaction, which is included in direct operating expenses in the Company’s consolidated statement of operations.

The Company stores and maintains property and equipment in the countries in which it does business.  In connection with the acquisition of PGS Onshore in February 2010, the Company acquired certain property and equipment in Libya and entered into an agreement with PGS to operate the business there on the Company’s behalf.  The Company subsequently completed the formation of a subsidiary and acquired certain required licenses to operate its seismic acquisition business.  However, as a result of the civil unrest in Libya, the Company has been unable to operate its business or utilize its equipment in Libya since the first quarter of 2011 and it continues to evaluate options regarding transfer of this equipment out of the area.  At March 31, 2012, the net book value of the equipment in Libya was $8.5 million.  While the Company maintains insurance coverage on these assets, this coverage is limited only to certain defined loss events.  To date, these defined events have not occurred.

Multi-Client Data Library, net

Multi-client data library consists of seismic surveys that are licensed to customers on a non-exclusive basis.  The Company capitalizes all costs directly associated with acquiring and processing the data, including depreciation of the assets used in production of the surveys.

Multi-client seismic library costs and accumulated amortization were as follows (in thousands):

	March 31,	December 31,
	2012	2011
	(Unaudited)
Acquisition and processing costs	$148,610	$169,881
Less accumulated amortization	(119,967)	(128,369)
Multi-client data library, net	$28,643	$41,512

Amortization expense related to the Company’s multi-client data library for the three months ended March 31, 2012 and 2011 was $15.5 million and $21.7 million, respectively.

On March 15, 2012, the Company entered into a Purchase and Sale Agreement (the “Agreement”) pursuant to which the Company agreed to sell certain North American seismic data in exchange for $10.0 million in cash.  The data sold included 4,751 miles of 3D data, and 644 linear miles of 2D data.  The Agreement provides that the Company will retain the right to receive 75% of the net revenues (as defined in the Agreement) generated and collected on this seismic data until the earlier of such time as the Company receives a total of $2.0 million in net revenues or March 7, 2017.  If the Company receives $2.0 million in net revenues prior to March 7, 2017, then the Company will thereafter retain the right to receive 50% of the net revenues generated until March 7, 2017.  The transaction closed on March 30, 2012 and the Company received proceeds of $10.0 million and recorded a loss of $5.1 million on the sale, which is included in direct operating expenses in the Company’s consolidated statement of operations.  Pursuant to the Notes indenture and restrictions therein, the proceeds from the sale will be used for reinvestment in long-term assets; accordingly, at March 31, 2012, these proceeds are included in non-current restricted cash in the Company’s consolidated balance sheet.

Deferred Financing Costs

The Company had deferred financing costs of $12.3 million and $13.0 million at March 31, 2012 and December 31, 2011, respectively.

Changes in deferred financing costs are as follows (in thousands):

	Three Months Ended March 31,	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)

Balance at the beginning of the period	$12,987	$11,794
Capitalized (1)	300	65
Amortized	(1,025)	(636)
Balance at the end of the period	$12,262	$11,223

(1)          The Company recorded $0.3 million in deferred financing costs in connection with a Commitment Letter entered into during March 2012.  See note 3.

Other Assets, Net

Other assets, net, are as follows (in thousands):

	March 31, 2012			December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
	(Unaudited)
Intangible assets:
Order backlog	$5,700	$(5,700)	$—	$5,700	$(5,629)	$71
License agreement	500	(106)	394	500	(94)	406
Total intangible assets	$6,200	$(5,806)	$394	$6,200	$(5,723)	$477
Other:
Cost method investments			7,096			6,713
Indemnification receivable from PGS and other			1,433			1,447
Total other			8,529			8,160
Total other assets, net			$8,923			$8,637

Amortization expense related to the above assets was $0.1 million and $1.2 million for the three months ended March 31, 2012 and 2011, respectively.  The decrease is primarily related to the order backlog, which was fully amortized in January 2012.

NOTE 3: Debt and Capital Lease Obligations

Long-term debt and capital lease obligations were as follows (in thousands):

	March 31, 2012	December 31, 2011
	(Unaudited)
Whitebox Revolving credit line —11.125%	$50,000	$50,000
Senior Secured Notes due December 2014, net of discount—9.75%	296,901	296,615
Capital lease obligations and notes payable from vendor financing arrangements	7,535	6,039
Other (1)	2,280	2,072
Total	356,716	354,726
Less: current portion	(5,751)	(4,543)
Total, net (2)	$350,965	$350,183

(1)          Includes $2.1 million associated with the short-term project financing described below.

(2)          Excludes $55.5 million related to the Company’s mandatorily redeemable preferred stock.  See note 4.

Financing Provided by Related Parties

On March 16, 2012, the Company entered into a commitment letter (the “Commitment Letter”) with Avista and an affiliate of Avista (collectively, the “Avista Financing Parties”) to obtain debt financing from the Avista Financing Parties until January 1, 2013.  Pursuant to the terms of the Commitment Letter, at the election of the Company from time to time, the Avista Financing parties agreed to (i) purchase up to an additional $10 million in aggregate principal amount of Notes (the “U.S. Avista Notes”) and (ii) enter into foreign loan facilities (the “Foreign Avista Notes” and, collectively with the U.S. Avista Notes, the “Additional Avista Notes”) to be secured by the assets of certain of the Company’s non-U.S. subsidiaries that would be drawn down from time to time concurrently with the purchase by the Avista Financing Parties of any U.S. Avista Notes (the “Commitment”).  In the event that the Company elects to exercise its right to have the Avista Financing Parties purchase any Additional Avista Notes, the Company will be obligated to deliver U.S. Avista Notes with a principal amount equal to the amount of the purchase price and Foreign Avista Notes in an aggregate principal amount equal to 80% of such purchase price, allocated among the Foreign Avista Notes as directed by the Avista Financing Parties.

The obligations of the Avista Financing Parties under the Commitment Letter are subject to the execution and delivery of definitive documents and other closing conditions.  In consideration for their obligations under the Commitment Letter, the Company paid the Avista Financing Parties a fee of $0.3 million at the time the Commitment Letter was executed and is obligated to deliver either warrants to purchase 190,000 shares of the Company’s common stock or its cash equivalent value, at the Company’s election, at the earlier of a purchase of any Additional Avista Notes or June 30, 2012 (unless the Commitment is terminated earlier than June 30, 2012 and prior to any such purchase).  The Company will also be obligated to deliver warrants to purchase an additional 190,000 shares of the Company’s common stock or its cash equivalent value, at the Company’s election, at each of June 30, 2012, September 30, 2012 and December 31, 2012 if the Commitment or any Notes remain outstanding as of the applicable foregoing dates.  Certain of the financing transactions under the Commitment Letter are subject to a right of first refusal in favor of certain of the Company’s existing senior lenders, the exercise of which right would cause the Commitment Letter to terminate and require that the Company issue to Avista warrants to purchase 190,000 shares of common stock or its cash equivalent value.

In accordance with the terms of the Commitment Letter, the warrants issued in connection with the transactions contemplated under the Commitment will have an exercise price of $0.01 per share of common stock and otherwise will be issued with terms substantially similar to the warrants the Company issued to the Avista Financing Parties in 2010.

Through the date of this filing, no financing has been requested in connection with the Commitment Letter.

Whitebox Revolving Credit Facility

On May 24, 2011, the RBC Revolving Credit Facility was assigned to the Lenders.  The Company entered into an amended and restated credit facility agreement with the Lenders on August 12, 2011.  In connection with this agreement, the Company paid a closing fee of $1.7 million in cash on August 12, 2011, and paid a $4.0 million advisory fee by issuing an aggregate of 1,041,668 shares of common stock (the “Advisory Shares”) to the Lenders on August 29, 2011.  The issuance of the Advisory Shares triggered the anti-dilution provisions of (i) Geokinetics’ Series B Preferred Stock, (ii) warrants issued on July 28, 2008 to purchase up to 240,000 shares of Common Stock (the “2008 Warrants”), and (iii) warrants issued on December 14, 2010 to purchase up to 3,495,000 shares of Common Stock (the “2010 Warrants”).  The closing fee and the advisory fee were recorded as deferred financing costs and will be amortized through the maturity date of this agreement.

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

Senior Secured Notes Due 2014

On December 23, 2009, Holdings issued $300.0 million of Notes in a private placement to institutional buyers at an issue price of $294.3 million or 98.093% of the principal amount.  The discount is accreted as an increase to interest expense over the term of the Notes.  At March 31, 2012 and December 31, 2011, the effective interest rate on the Notes was 11.1%, which includes the effect of the discount accretion and deferred financing costs amortization.  The stated interest rate on the Notes is 9.75% and interest is payable semi-annually in arrears on June 15 and December 15 of each year.  The Notes are fully and unconditionally guaranteed by the Company and by each of the Company’s current and future domestic subsidiaries (other than Holdings, which is the issuer of the Notes).  Pursuant to the terms of an inter-creditor agreement, the Notes are junior to the Whitebox Revolving Credit Facility as to receipt of collateral and/or collateral proceeds securing both the Whitebox Revolving Credit Facility and the Notes.  The Company may redeem up to 10% of the original principal amount of the Notes during each 12-month period at 103% of the principal amount plus accrued interest until the second anniversary following their issuance.  Thereafter, the Company may redeem all or part of the Notes at a prepayment premium which will decline over time.  In the event of occurrence of a change of control, the Company will be required to make an offer to repurchase the Notes at 101% of the principal amount plus accrued interest.  The indenture for the Notes contains customary covenants for non-investment grade indebtedness, including restrictions on the Company’s ability to incur indebtedness, to declare or pay dividends and repurchase its capital stock, to invest the proceeds of asset sales, and to engage in transactions with affiliates.

Capital Lease and Vendor Financing Obligations

From time to time, the Company enters into capital leases and vendor financing arrangements to purchase certain equipment.  The equipment purchased from these vendors is paid over a period of time.  The amount due under all capital leases and vendor financing arrangements at March 31, 2012 and December 31, 2011 was approximately $7.5 million and $6.0 million, respectively. The net book value of the property and equipment acquired under these capital leases and vendor financing agreements at March 31, 2012 and December 31, 2011 was approximately $9.3 million and $7.9 million, respectively.

Foreign Revolving Credit Lines

The Company maintains various foreign bank overdraft facilities used to fund short-term working capital needs.  At March 31, 2012, the Company had approximately $1.7 million of available credit of which $0.2 million was outstanding under these facilities.  At December 31, 2011, the Company had approximately $2.4 million, respectively, of available credit and no borrowings were outstanding under these facilities.

Short-term Project Financing — Line of Credit Agreement

On November 22, 2011, one of the Company’s subsidiaries in Latin America entered into a short-term project financing line of credit agreement secured primarily by the cash flows generated by the underlying project contract.  The cash inflows and outflows associated with this agreement and the underlying project contract are managed through a trust specifically set up for this purpose and required by the agreement.  The trust’s financial statements have been fully consolidated with the Company’s Latin American subsidiary and reflected accordingly.   The maximum credit available under this agreement is $7.6 million of which $2.1 million was outstanding at March 31, 2012 and December 31, 2011.

Disbursements under the line of credit agreement are subject to a fee of 3.0% plus VAT and borrowings outstanding under this agreement bear interest at 8.0% plus one-month LIBOR rate, which was 8.0% and 8.45% at March 31, 2012 and December 31, 2011, respectively.  The agreement matures on December 17, 2012 and certain financial covenants apply as long as amounts remain outstanding under the agreement. The Company’s subsidiary was not in compliance with these covenants at December 31, 2011 and subsequently secured a waiver through the maturity of the credit agreement.  The Company’s subsidiary was in compliance with the revised covenants at March 31, 2012.

NOTE 4:    Mandatorily Redeemable Preferred Stock

The Company classifies preferred stock, which is not convertible or exchangeable for the Company’s common stock, as a long-term liability as it is considered a mandatorily redeemable financial instrument.  Dividends paid or accrued are reflected as interest expense in the Company’s interim condensed consolidated statements of operations.

Mandatorily redeemable preferred stock consisted of (in thousands):

	March 31, 2012		December 31, 2011
	Shares	$	Shares	$
	(Unaudited)

Series C Mandatorily Redeemable Preferred:
Issued	133,982	$33,495	133,982	$33,495
Discount, net of accretion	—	(870)	—	(927)
Accrued interest	40,619	10,155	35,637	8,909
Series C Mandatorily Redeemable Preferred, net	174,601	42,780	169,619	41,477

Series D Mandatorily Redeemable Preferred:
Issued	120,000	30,000	120,000	30,000
Discount, net of accretion	—	(22,022)	—	(22,049)
Accrued interest	19,011	4,753	15,127	3,782
Series D Mandatorily Redeemable Preferred, net	139,011	12,731	135,127	11,733
Total		$55,511		$53,210

Series C Mandatorily Redeemable Preferred Stock and 2008 Warrants

The shares of Series C Preferred Stock were issued to Avista and its affiliate and have an aggregate liquidation preference equal to the liquidation preference of the Series B-2 Preferred Stock (which shares were exchanged for shares of Series C Preferred Stock).  The liquidation value of the Series C Preferred Stock was $43.7 million at March 31, 2012.  The Company is required to redeem the Series C Preferred Stock on December 16, 2015.  The Series C Preferred Stock accrues dividends at a rate of 11.75%.  Dividends accrue until December 16, 2015.  The Series C Preferred Stock is not convertible or exchangeable for Geokinetics’ common stock.  The Series C Preferred Stock has liquidation preference over the Series D preferred stock (see below).

For the three months ended March 31, 2012 and 2011, the Company recognized interest expense of $1.3 million and $1.1 million, respectively, related to the Series C Preferred Stock, which includes an immaterial amount for accretion of discount for both periods.

The 2008 Warrants have a current exercise price of $9.05 per share.  The 2008 Warrants expire on July 28, 2013 and contain anti-dilution provisions substantially identical to the Series B Preferred Stock such that if the Company issues certain equity securities for a price that is lower than the warrant exercise price, the exercise price of the warrants will be adjusted downward pursuant to a specific formula.  As a result of the anti-dilution provisions, the 2008 Warrants are accounted for at fair value and recorded as derivative liabilities in the Company’s consolidated balance sheets at March 31, 2012 and December 31, 2011.

Series D Mandatorily Redeemable Junior Preferred Stock and 2010 Warrants

The Series D Preferred Stock was issued to related parties including Avista and its affiliates, PGS, Levant and certain directors of the Company.  Dividends on the Series D Preferred Stock accrue from the date of issuance and are paid in cash or accrued at the election of Geokinetics at a rate of 10.5% per annum and compounded quarterly if paid in cash and 11.5% per annum and compounded quarterly if accrued but not paid.  The Series D Preferred Stock is subject to mandatory redemption on December 15, 2016 and subject to redemption at the option of Geokinetics at the liquidation preference.  The preferred stock was issued at a value of $8.3 million.  The original discount of $21.7 million will be accreted through December 15, 2016 as additional interest expense using the effective interest rate method.  The liquidation value of the Series D Preferred Stock was $34.8 million at March 31, 2012.  The Series D Preferred Stock is not convertible or exchangeable for Geokinetics’ common stock.

For the three months ended March 31, 2012 and 2011, the Company recognized total interest expense of $1.0 million and $1.1 million, respectively, related to the Series D Preferred Stock, which includes an immaterial amount for accretion of discount for both periods.

The 2010 Warrants have a current exercise price of $3.84 per share. The 2010 Warrants expire on December 15, 2016 and contain price protection provisions such that if the Company issues certain equity securities for a price that is lower than the warrant conversion price during the two-year period following the issuance date of the 2010 Warrants, the exercise price of the warrants will be adjusted to the price of the newly issued equity securities.  After the two-year period, the exercise price adjusts in accordance with a similar formula as the Series B Preferred Stock.  See note 5.  As a result of the anti-dilution provisions, the 2010 Warrants are accounted for at fair value and recorded as derivative liabilities in the consolidated balance sheets at March 31, 2012 and December 31, 2011.

NOTE 5:   Preferred Stock

On December 15, 2006, in connection with the repayment of a $55.0 million subordinated loan, the Company issued 228,683 shares of its Series B-1 Preferred Stock, $10.00 par value, pursuant to the terms of the Securities Purchase Agreement dated September 8, 2006, with Avista, an affiliate of Avista and another institutional investor (“Series B Preferred Stock”).  Effective December 18, 2009, the holders of the Series B Preferred Stock and the Company agreed to revised terms including (i) an extension of the redemption date to December 15, 2015; (ii) a reduction of the conversion rate to $17.436; (iii) an option to pay dividends in kind until December 15, 2015; and (iv) an increase in the dividend rate to 9.75%.  In addition, the series of preferred stock was re-designated as Series B Preferred Stock.

The Series B Preferred Stock contains certain anti-dilution provisions.  Under these provisions, if the Company issues certain equity securities at a price lower than the conversion price of the Series B-1 Preferred Stock, the conversion price is adjusted to the price per share of the newly issued equity securities.  However, if prior to the issuance of new equity securities, the Company has issued certain equity securities valued at over $50.0 million, the conversion price is adjusted downward pursuant to a specific formula.  In connection with the issuance of the 2010 Warrants on December 14, 2010, the conversion price of the Series B Preferred Stock was reset to $16.40.  In connection with the issuance of the Advisory Shares on August 29, 2011, associated with the Whitebox Revolving Credit Facility, the conversion price of the Series B Preferred Stock was reset to $15.95.

Each holder of Series B-1 Preferred Stock is entitled to receive cumulative dividends at the rate of 9.75% per annum on the liquidation preference of $250.00 per share, compounded quarterly.  At the Company’s option through December 15, 2015, dividends may be paid in additional shares of Series B Preferred Stock.  After such date, dividends are required to be paid in cash if declared.  Dividends on the Series B Preferred Stock have been accrued or paid in kind exclusively to date.  At March 31, 2012 and December 31, 2011, the Series B preferred stock is presented as mezzanine equity.

At each issuance of the Series B-1 Preferred Stock, the fair value of the Series B conversion feature is bifurcated and recorded as a derivative liability.  The difference between the fair value of the conversion feature and the liquidation preference amount is recorded as additional discount of the Series B-1 Preferred Stock.  The accretion of the additional discount to the preferred stock resulting from bifurcating the Series B conversion feature was $0.3 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively.

The following table sets forth the changes in the carrying value of the Company’s Series B Preferred Stock for the three months ended March 31, 2012:

	Shares	$ (thousands)

Balance at December 31, 2011	351,444	$83,313
Accrued dividends	8,564	2,141
Fair value of bifurcated conversion feature	—	(25)
Accretion of issuance costs and additional discount	—	286
Balance at March 31, 2012	360,008	$85,715

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

Level 2— Financial assets and liabilities whose values are based on quoted market prices for similar assets and liabilities, quoted market prices for identical assets and liabilities in markets that are not active or other inputs that can be corroborated by observable market data.

Level 3— Financial assets and liabilities whose values are based on inputs that are both significant to the fair value measurement and unobservable.  Internally developed valuations reflect the Company’s judgment about assumptions market participants would use in pricing the asset or liability estimated impact to quoted market prices.

The Company records derivative liabilities on its balance sheet related to the 2008 and the 2010 Warrants and the conversion feature embedded in the Series B Preferred Stock in the Level 3 category.

The Company’s liabilities measured and recorded at fair value on a recurring basis are as follows (in thousands):

	March 31, 2012
	(Unaudited)
	Total	(Level 1)	(Level 2)	(Level 3)
Conversion feature embedded in Series B Preferred Stock	$1,076	$—	$—	$1,076
2008 Warrants	12	—	—	12
2010 Warrants	2,831	—	—	2,831
Total derivative liabilities	$3,919	$—	$—	$3,919

	December 31, 2011
	Total	(Level 1)	(Level 2)	(Level 3)
Conversion feature embedded in Series B Preferred Stock	$1,835	$—	$—	$1,835
2008 Warrants	29	—	—	29
2010 Warrants	3,914	—	—	3,914
Total derivative liabilities	$5,778	$—	$—	$5,778

A reconciliation of the Company’s derivative liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Balance, December 31, 2011	$5,778
Total unrealized gains:
Included in earnings	(1,884)
Included in other comprehensive income	—
Settlements/Issuances	25
Transfers in and/or out of Level 3	—
Balance, March 31, 2012	$3,919

The assumptions used in the valuation models to determine the fair value of the Company’s derivative liabilities are as follows:

			Input
Financial Instrument	Valuation Technique	Unobservable Input	March 31, 2012	December 31, 2011

Conversion feature embedded in	Binomial tree	Exercise price	$15.95	$15.95
Series B Preferred Stock		Volatility	79.74%	78.43%
		Stock Price	$1.76	$2.15
		Option Adjusted Spread	22.79%	30.60%
		Risk-free discount rate(1)	0.70%	0.59%
2008 Warrants	Binomial tree	Exercise price	$9.05	$9.05
		Volatility	79.74%	78.43%
		Stock Price	$1.76	$2.15
		Risk-free discount rate(1)	0.24%	0.19%
2010 Warrants	Binomial tree	Exercise price	$3.84	$3.84
		Volatility	79.74%	78.43%
		Stock Price	$1.76	$2.15
		Risk-free discount rate(1)	0.96%	0.83%

(1)          Based on the remaining life of the instruments.

A binomial tree valuation model uses a “discrete-time” (lattice based) model of the varying price over time of the underlying financial instrument.  Each node in the lattice represents a possible price of the underlying (stock price) at a given point in time.  Valuation is performed iteratively, starting at each of the final nodes (those that may be reached at the time of expiration), and then working backwards through the tree towards the first node (valuation date).  When valuing the above instruments, a lattice representing all possible paths the stock price could take during the life of the conversion and a lattice representing variations in the strike price if certain conditions are met are developed and used in concert.

Changes in fair value of the Company’s derivative liabilities are recorded in other income (expense) as unrealized gains and losses.  The fair values of these instruments are subject to material changes primarily associated with fluctuations in the market value of the Company’s common stock.  Generally, as the market value of the common stock increases/decreases, the fair values of these derivative liabilities increase/decrease and a corresponding loss/gain is recorded.  In addition, the estimate of the fair value of these instruments includes other key inputs and assumptions such as option-adjusted spread, volatility and a risk-free discount rate. As the option-adjusted spread increases/decreases, the fair values of these derivative liabilities decrease/increase and a corresponding gain/loss is recorded.  As the volatility and risk-free discount rate increase/decrease, the fair values of these derivative liabilities increase/decrease and a corresponding loss/gain is recorded.

The Company is not a party to any hedging arrangements, commodity swap agreements or any other derivative financial instruments.

Estimated Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair value due to the short maturity of those instruments, and therefore, have been excluded from the table below. The fair value of debt was determined using quoted market prices if available or the discounted cash flow method of the income approach, as applicable.  The fair value of the mandatorily redeemable preferred stock is calculated by using the discounted cash flow method of the income approach.

The following table sets forth the fair value of the Company’s remaining financial assets and liabilities (in thousands):

		March 31, 2012		December 31, 2011
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Unaudited)
Financial liabilities:
Long-term debt — Notes	Level 2	$296,901	$225,000	$296,615	$185,250
Long-term debt — Whitebox Revolving Credit Facility	Level 3	50,000	38,750	50,000	33,277
Other(1)	Level 2	2,280	2,280	2,072	2,072
Mandatorily redeemable preferred stock:
Series C	Level 3	42,780	36,972	41,477	25,767
Series D	Level 3	12,731	19,207	11,733	14,229

(1)          Includes short-term debt with maturities of less than one year in markets that are not active.

The fair value of debt was determined using quoted market prices if available or the discounted cash flow method of the income approach (“DCF”), as applicable.  The fair value of the mandatorily redeemable preferred stock is calculated by using the DCF method.

The assumptions used in the valuation models to determine the fair value of the Whitebox Revolving Credit Facility and the mandatorily redeemable preferred stock at March 31, 2012, are as follows:

Financial Instrument	Valuation Technique	Unobservable Input	Input

Whitebox Revolving Credit Facility	DCF	Option Adjusted Spread	22.79%
		Preferred adjustment	1.14%
		Risk-free discount rate(1)	0.70%
Series C Mandatorily Redeemable	DCF	Option Adjusted Spread	22.79%
Preferred Stock		Preferred adjustment	1.14%
		Risk-free discount rate(1)	0.70%
Series D Mandatorily Redeemable	Binomial tree	Option Adjusted Spread	22.79%
Preferred Stock	(Black Derman Toy Method)	Preferred adjustment	1.43%

(1)          Based on the remaining life of the instruments.

Under a DCF model, all future cash flows are estimated and discounted to give their present values.  The sum of all discounted future cash flows, both incoming and outgoing, is the net present value, which is taken as the value or price of the related cash flows. The discount rate incorporates the credit risk of the Company as well as the subordinated nature of Series C mandatorily redeemable preferred stock.  As mentioned above, the binomial tree valuation model uses a “discrete-time” (lattice based) model of the varying price over time of the underlying financial instrument.  When valuing the Series D mandatorily redeemable preferred stock, the lattice represents all possible paths the short term treasury interest rate (six months) could take during the life of the instrument.

The estimates of the fair values of the Whitebox Revolving Credit Facility and the mandatorily redeemable preferred stock are subject to material changes primarily associated with the option-adjusted spread.   As the option-adjusted spread increases/decreases, the fair values of these instruments decrease/increase.  Additionally, as the risk-free discount rate and the preferred adjustment increase/decrease, the fair values of these instruments increase/decrease.

NOTE 7:   Employee Benefits

Stock-Based Compensation

The Company’s 2010, 2007 and 2002 Plans provide for granting of (i) incentive stock options, (ii) nonqualified stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) phantom stock awards or (vi) any combination of the foregoing to directors, officers and select employees.  At March 31, 2012, 914,940 shares remained available for grant under the 2010 Plan,

34,661 shares under the 2007 Plan, and 116,841 shares under the 2002 Plan.  Stock option exercises and restricted stock are funded through the issuance of authorized but unissued shares of common stock.

Because the Company maintained a full valuation allowance on its U.S. deferred tax assets, the Company did not recognize any tax benefit related to stock-based compensation expense for the three months ended March 31, 2012 and 2011.

Stock Options

The Company granted both incentive stock options and non-qualified stock options to employees and non-employee directors.  Compensation expense related to stock options recognized during the three months ended March 31, 2012 and 2011 totaled $0.2 million and $0.3 million, respectively.

Option activity for the three months ended March 31, 2012 is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance at December 31, 2011	709,550	$9.82	2.75
Expired	—	—	—
Forfeited	(4,034)	4.09	—
Exercised	—	—	—
Granted	17,000	2.87	—
Balance at March 31, 2012	722,516	$9.68	4.09
Exercisable at March 31, 2012	303,580	$15.50	2.50

The weighted average grant-date fair value of options granted during the three months ended March 31, 2012 was $2.41 per share.  The fair value of each option granted is estimated on the date of grant, using the Black-Scholes option pricing model.

Options outstanding at March 31, 2012, expire between December 2013 and May 2018, and have exercise prices ranging from $1.94 to $28.00.

A summary of the status of our non-vested stock options as of March 31, 2012, and changes during the three months ended March 31, 2012 are presented below:

	Number of Shares of Restricted Stock	Weighted Average Grant-Date Fair Value per Share
Total non-vested at December 31, 2011	406,436	$3.70
Granted	17,000	2.41
Vested	(466)	12.22
Forfeited	(4,034)	2.52
Expired	—	—
Total non-vested at March 31, 2012	418,936	$3.62

As of March 31, 2012, there was approximately $1.2 million of total unrecognized compensation expense related to stock options outstanding.  That cost is expected to be recognized over the next three years.

Restricted Stock

In addition to stock options, employees and non-employee directors may be granted restricted stock awards (“RSA”), which are awards of common stock with no exercise price. RSA expense is calculated by multiplying the stock price on the date of award by the number of shares awarded and amortizing this amount over the vesting period of the stock.  The Company recorded compensation expense related to restricted stock of $0.3 million and $0.4 million for the three months ended March 31, 2012 and 2011, respectively, related to these restricted stock awards.

Restricted stock activity for the three months ended March 31, 2012 is summarized as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant-Date Fair Value per Share
Total non-vested at December 31, 2011	299,199	$8.44
Granted	80,000	1.89
Vested	—	—
Forfeited	(5,190)	9.08
Total non-vested at March 31, 2012	374,009	$7.03

The weighted average grant date fair value per share for RSA granted in the three months ended March 31, 2012 was $1.89.  There were no RSAs granted in the three months ended March 31, 2011.  There were no RSAs that vested in the three months ended March 31, 2012 and 2011.

Because the Company maintained a full valuation allowance on its U.S. deferred tax assets, the Company did not recognize any tax benefit related to stock-based compensation expense for the three months ended March 31, 2012 and  2011.

As of March 31, 2012, there was approximately $1.7 million of total unrecognized compensation related to restricted stock outstanding.  That cost is expected to be recognized over the next three years.

NOTE 8:   Loss per Common Share

The following table sets forth the computation of basic and diluted loss per common share (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Numerator:
Loss applicable to common stockholders	$(25,650)	$(30,974)
Denominator:
Denominator for basic and diluted loss per common share	18,990	17,824
Loss per common share:
Basic and diluted	$(1.35)	$(1.74)

The calculation of diluted loss per common share for the three months ended March 31, 2012, excludes options to purchase 588,791 shares of common stock; 374,009 shares of unvested restricted stock; and preferred stock convertible into 5,642,759 shares of common stock, because the effect would be anti-dilutive.

The calculation of diluted loss per common share for the three months ended March 31, 2011, excludes options to purchase 383,396 shares of common stock; warrants to purchase 237,306 shares of common stock; 302,627 shares of unvested restricted stock; and preferred stock convertible into 4,984,024 shares of common stock, because the effect would be anti-dilutive.

At March 31, 2012 and December 31, 2011, there were outstanding warrants to purchase 3,735,000 shares of common stock.

NOTE 9:    Segment Information

The Company’s reportable segments are strategic business units that offer different services to customers.  The Company has two reportable segments: Seismic Data Acquisition and Seismic Data Processing & Integrated Reservoir Geosciences.  The Company further breaks down its seismic data acquisition reportable segment into three reporting units: North America proprietary seismic data acquisition, international proprietary seismic data acquisition and multi-client seismic data acquisition.  The North America and international proprietary seismic data acquisition reporting units acquire data for customers by conducting specific seismic shooting operations for customers in North America (excluding Mexico) and worldwide.  The multi-client seismic data acquisition business unit licenses fully or partially owned seismic data, covering areas in the United States, Canada and Brazil.  The processing and integrated reservoir geosciences segment operates processing centers in Houston, Texas and London, United Kingdom to process seismic data for oil and gas exploration companies worldwide. The Company evaluates the performance of each segment based on Adjusted EBITDA, defined below.

The following table sets forth financial information with respect to our reportable segments (in thousands) (1):

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Revenue:
Data Acquisition
North America proprietary	$64,404	$38,689
International proprietary	75,043	117,141
Multi-Client	21,495	29,085
Subtotal Data Acquisition	160,942	184,915
Data Processing & Integrated Reservoir Geosciences	4,014	3,830
Eliminations	(1,458)	(1,108)
Total	$163,498	$187,637
Direct Operating Expenses:
Data Acquisition
North America proprietary	$39,587	$29,529
International proprietary	80,530	118,697
Multi-Client	5,309	167
Subtotal Data Acquisition	125,426	148,393
Data Processing & Integrated Reservoir Geosciences	2,971	3,006
Eliminations	(1,458)	(1,108)
Total	$126,939	$150,291
Depreciation and Amortization:
Data Acquisition
North America proprietary	$3,767	$3,590
International proprietary	12,444	13,710
Multi-Client	15,507	21,689
Subtotal Data Acquisition	31,718	38,989
Data Processing & Integrated Reservoir Geosciences	423	286
Corporate	1,201	1,262
Total	$33,342	$40,537
Adjusted EBITDA (2):
Data Acquisition
North America proprietary	$23,782	$7,925
International proprietary	(10,525)	(8,975)
Multi-Client	15,673	28,427
Subtotal Data Acquisition	28,930	27,377
Data Processing & Integrated Reservoir Geosciences	1,036	776
Corporate	(10,655)	(9,100)
Total	$19,311	$19,053
Reconciliation of Adjusted EBITDA to Net Loss
Adjusted EBITDA	$19,311	$19,053
Provision for income taxes	(940)	(634)
Interest expense, net of interest income	(12,739)	(11,149)
Other (income) expense (as defined below)	4,486	4,496
Depreciation and amortization	(33,342)	(40,537)
Net loss	$(23,224)	$(28,771)
Identifiable Assets: (at end of period)
Data Acquisition
North America proprietary	$98,653	$133,439
International proprietary	269,059	443,289
Multi-Client (3)	56,132	96,875
Subtotal Data Acquisition	423,844	673,603
Data Processing & Integrated Reservoir Geosciences	8,773	9,912
Corporate	45,388	44,416
Total(4)(5)	$478,005	$727,931

(1)

During the fourth quarter of 2011, the Company re-assessed its operating segments and concluded that its multi-client data library business is a separate operating segment.  Accordingly, prior periods have been restated.

(2)

The Company defines Adjusted EBITDA as net income (loss) (the most directly comparable GAAP financial measure) before Interest, Taxes, Other Income (Expense) (including foreign exchange gains/losses, loss on early redemption of debt, gains/losses from changes in fair value of derivative liabilities and other income/expense), Asset Impairments and Depreciation and Amortization.  The Chief Operating Decision Maker (“CODM”) primarily evaluates operating segment profitability through the use of this measure.  However, as the majority of operating costs directly associated with acquiring and processing multi-client data are capitalized and amortized based on a specific formula, the CODM also considers the impact of amortization expense when specifically evaluating multi-client’s segment profitability.

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

(4)

During the first quarter of 2012, capital expenditures, including capitalized leases and capitalized depreciation to multi-client, totaled $1.1 million, $2.6 million, $17.7 million and $0.1 million for North America proprietary, international proprietary, multi-client and data processing and integrated reservoir geosciences, respectively.

(5)	During the third and fourth quarters of 2011, the Company recorded goodwill impairment charges totaling $132.4 million. Accordingly, since December 31, 2011, the Company had no goodwill.

NOTE 10: Income Taxes

The provision for income tax for the three months ended March 31, 2012 and 2011, was $0.9 million and $0.6 million, respectively.  While the Company had pretax losses during the three months ended March 31, 2012 and 2011, the income tax provision for these periods relate primarily to taxes due in countries with deemed profit tax regimes, withholding taxes and the release of valuation allowance in certain foreign jurisdictions with current year operating profits based on the Company’s reevaluation of the realizability of these future tax benefits.

The following summarizes changes in the Company’s uncertain tax positions for the three months ended March 31, 2012 (in thousands):

Balance at December 31, 2011	$9,770
Increase in tax positions related to current period	—
Interest	191
Balance at March 31, 2012	$9,961

The Company accounts for any applicable interest and penalties on uncertain tax positions as a component of income tax expense.  At March 31, 2012 and December 31, 2011, the Company had $3.2 million and $3.0 million, respectively, of accrued interest related to unrealized tax benefits.  The tax years that remain subject to examination by major tax jurisdictions are from 2005 to 2011.

NOTE 11:   Litigation and Contingencies

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

Taxes Related to International Operations

Historically, the Company did not adequately monitor the time in country for its third country nationals performing work for the Company in certain countries in which it operated and thus may have under reported the taxes due for these employees. The Company has made an assessment of the potential liability related to these taxes and has recorded a provision at March 31, 2012 and December 31, 2011.

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

With respect to the Company’s various contingencies, the Company had a provision of $13.8 million and $12.7 million, included in accrued expenses at March 31, 2012 and December 31, 2011, respectively, for estimated costs related to these claims.

NOTE 12:   Related Party Transactions

Acquisition of PGS Onshore

Following the acquisition of PGS Onshore, we entered into transactions that were contemplated by the purchase agreement, which are summarized below:

Transition Services Agreement.  In the transition services agreement, PGS agreed to provide the Company with office facilities, accounting, information, payroll and human resources following the closing.  During the three months ended March 31, 2010, the Company paid fees of $1.2 million related to this agreement. The services were provided by PGS through July 30, 2010.

Libya Agreement  The Company entered into an agreement with PGS whereby PGS agreed to operate the Company’s seismic data acquisition business in Libya for the Company’s benefit until completion of the formation of a subsidiary in Libya and acquisition of the required licenses to own and operate the business in Libya.  The Company agreed to reimburse PGS for the costs of operating the business for the Company’s benefit.  During the fourth quarter of 2010 and the first quarter of 2011, the Company formed a subsidiary in Libya and acquired certain licenses necessary to operate its business there.  However, the civil unrest in Libya has made transfer of the business to the Company impractical, and, accordingly, the Libya agreement has been extended.

Other

On August 12, 2011 the Company entered into an amended and restated credit agreement with the Lenders for the Whitebox Revolving Credit Facility. Mr. Gary L. Pittman, the Company’s Executive Vice President and Chief Financial Officer, is a passive investor in, and holds approximately 0.2% of the total assets of ECF Value Fund, L.P. and approximately 0.3% of the total assets of ECF Value Fund International, Ltd. which are two of the Lenders participating in the amended and restated credit agreement at March 31, 2012.

During the three months ended March 31, 2012 and 2011, the Company paid fees of less than $0.1 million and $0.1 million, respectively, for freight broker services provided by Total Connection, a company owned and operated by the spouse of an employee of the Company.  Additionally, during the three months ended March 31, 2012 and 2011, the Company paid fees of approximately $0.3 million and $0.1 million for permitting services provided by Complete Geo Land Services, LLC, a company owned and operated by the spouse of an employee of the Company.

During the three months ended March 31, 2012 and 2011, the Company recorded revenue of approximately $0.2 million and $0.2 million, respectively, for seismic data processing services provided to Carmot Seismic AS, a Norwegian company partially owned by the spouses of two employees of the Company and where the two Company employees are Directors.

NOTE 13:   Condensed Consolidating Financial Information

The Notes are fully and unconditionally guaranteed, jointly and severally, by the Company, and by each of the Company’s current and future domestic subsidiaries (other than Holdings, which is the issuer of the Notes).  See note 3.  The non-guarantor subsidiaries consist of all subsidiaries and branches outside of the United States.  Separate condensed consolidating financial statement information for the parent, guarantor subsidiaries and non-guarantor subsidiaries at March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011 is as follows (in thousands):

	BALANCE SHEET
	March 31, 2012 (Unaudited)
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$3,351	$—	$116,776	$95,025	$—	$215,152
Property and equipment, net	14,927	—	167,820	20,278	—	203,025
Investment in subsidiaries	197,931	377,362	44,118	14,207	(633,618)	—
Intercompany accounts	(6,948)	68,925	52,485	(114,462)	—	—
Other non-current assets	970	21,292	29,789	7,954	(177)	59,828
Total assets	$210,231	$467,579	$410,988	$23,002	$(633,795)	$478,005

Liabilities, Mezzanine and Stockholders’ Equity
Current liabilities	$19,459	$8,694	$87,221	$85,272	$—	$200,646
Long-term debt and capital lease obligations, net of current portion	—	346,901	522	3,542	—	350,965
Deferred income taxes and other non-current liabilities	32,758	—	30,819	1,138	—	64,715
Derivative liabilities	3,919	—	—	—	—	3,919
Total liabilities	56,136	355,595	118,562	89,952	—	620,245
Mezzanine equity	85,715	—	—	—	—	85,715
Stockholders’ equity (deficit)	68,380	111,984	292,426	(66,950)	(633,795)	(227,955)
Total liabilities, mezzanine equity and stockholders’ equity (deficit)	$210,231	$467,579	$410,988	$23,002	$(633,795)	$478,005

	BALANCE SHEET December 31, 2011
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$971	$—	$134,119	$103,310	$—	$238,400
Property and equipment, net	16,666	—	174,564	21,406	—	212,636
Investment in subsidiaries	197,931	377,362	44,118	14,206	(633,617)	—
Intercompany accounts	23,454	80,834	12,845	(117,133)	—	—
Other non-current assets	1,079	11,908	42,572	7,754	(177)	63,136
Total assets	$240,101	$470,104	$408,218	$29,543	$(633,794)	$514,172

Liabilities, Mezzanine and Stockholders’ Equity (Deficit)
Current liabilities	$48,482	$1,565	$78,914	$86,362	$—	$215,323
Long-term debt and capital lease obligations, net of current portion	—	346,615	—	3,568	—	350,183
Deferred Income tax and other non-current liabilities	30,458	—	30,798	1,138	—	62,394
Derivative liabilities	5,778	—	—	—	—	5,778
Total liabilities	84,718	348,180	109,712	91,068	—	633,678
Mezzanine equity	83,313	—	—	—	—	83,313
Stockholders’ equity (deficit)	72,070	121,924	298,506	(61,525)	(633,794)	(202,819)
Total liabilities, mezzanine equity and stockholders’ equity (deficit)	$240,101	$470,104	$408,218	$29,543	$(633,794)	$514,172

	STATEMENT OF OPERATIONS Three Months Ended March 31, 2012 (Unaudited)
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$—	$77,141	$102,021	$(15,664)	$163,498
Equity in earnings of subsidiaries	(20,073)	—	1,496	(14,798)	33,375	—
Expenses:
Direct operating	691	—	42,021	99,891	(15,664)	126,939
Depreciation and amortization	1,223	—	29,459	2,660	—	33,342
General and administrative	686	—	12,163	4,399	—	17,248
Total expenses	2,600	—	83,643	106,950	(15,664)	177,529
Loss from operations	(22,673)	—	(5,006)	(19,727)	33,375	(14,031)
Interest income (expense), net	(2,340)	(9,941)	(46)	(412)	—	(12,739)
Other income (expenses), net	1,789	—	1,645	1,052	—	4,486
Loss before income taxes	(23,224)	(9,941)	(3,407)	(19,087)	33,375	(22,284)
Provision for income taxes	—	—	423	517	—	940
Net loss	$(23,224)	$(9,941)	$(3,830)	$(19,604)	$33,375	$(23,224)

	STATEMENT OF CASH FLOWS Three Months Ended March 31, 2012 (Unaudited)
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$6,281	$300	$11,989	$3,114	$—	$21,684
Net cash provided by (used in) investing activities	—	—	(17,058)	(383)	—	(17,441)
Net cash provided by (used in) financing activities	—	(300)	—	(906)	—	(1,206)
Net increase (decrease) in cash	$6,281	$—	$(5,069)	$1,825	$—	$3,037

	STATEMENT OF OPERATIONS Three Months Ended March 31, 2011 (Unaudited)
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$—	$70,224	$131,088	$(13,675)	$187,637
Equity in earnings of subsidiaries	(12,726)	—	(9,618)	(1,629)	23,973	—
Expenses:
Direct operating	6,402	—	25,853	131,711	(13,675)	150,291
Depreciation and amortization	1,669	—	36,859	2,009	—	40,537
General and administrative	9,737	—	1,293	7,263	—	18,293
Total expenses	17,808	—	64,005	140,983	(13,675)	209,121
Loss from operations	(30,534)	—	(3,399)	(11,524)	23,973	(21,484)
Interest income (expense), net	(2,295)	(8,991)	185	(48)	—	(11,149)
Other income (expenses), net	4,058	—	(766)	1,204	—	4,496
Loss before income taxes	(28,771)	(8,991)	(3,980)	(10,368)	23,973	(28,137)
Provision for income taxes	—	—	—	634	—	634
Net loss	$(28,771)	$(8,991)	$(3,980)	$(11,002)	$23,973	$(28,771)

	STATEMENT OF CASH FLOWS Three Months Ended March 31, 2011 (Unaudited)
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(91,583)	$(182,321)	$179,339	$85,680	$35,411	$26,526
Net cash used in investing activities	—	—	(18,639)	(9,323)	—	(27,962)
Net cash provided by (used in) financing activities	—	9,935	—	(567)	—	9,368
Net increase (decrease) in cash	$(91,583)	$(172,386)	$160,700	$75,790	$35,411	$7,932

NOTE 14: Subsequent Event

Preferred Stock Exchange Agreements

On May 9, 2012, the Company entered into (i) a Series B Preferred Stock Subscription and Exchange Agreement (the “Series B Exchange Agreement”) with the holders of the Company’s Series B Senior Convertible Preferred Stock (the “Old Series B Preferred Stock”), pursuant to which the holders of the Old Series B Preferred Stock exchanged (the “Series B Preferred Stock Exchange”) their shares of Old Series B Preferred Stock for shares of the Series B-1 Senior Convertible Preferred Stock of the Company (the “New Series B-1 Preferred Stock”) and (ii) a Series C Preferred Stock Subscription and Exchange Agreement (the “Series C Exchange Agreement”) with the holders of the Company’s Series C Senior Preferred Stock (the “Old Series C Preferred Stock”) pursuant to which the holders of the Series C Preferred Stock exchanged (the “Series C Preferred Stock Exchange” and, together with the Series B Preferred Stock Exchange, the “Preferred Exchanges”) their shares of the Series C Senior Preferred Stock for shares of the Series C-1 Senior Preferred Stock of the Company (the “New Series C-1 Preferred Stock”).

The Preferred Exchanges were consummated to resolve certain technical legal questions relating to the prior issuance of and/or amendment to certain shares of the Old Series B Preferred Stock and Old Series C Preferred Stock and to ensure that full legal effect is given to prior agreements between the Company and the holders of the Old Series B Preferred Stock (the “Series B Holders”) and the holders of the Old Series C Preferred Stock (the “Series C Holders” and together with the Series B Holders, the “Preferred Holders”).  In connection with the Preferred Exchanges, the Company issued to the Series B Holders an equal number of shares of New Series B-1 Preferred Stock in exchange for the Old Series B Preferred Stock held by the Series B Holders (including additional shares of Old Series B Preferred Stock which were previously issued or owing as of March 31, 2012 as payments of dividends in kind) and issued to the Series C Holders an equal number of shares of New Series C-1 Preferred Stock in exchange for the Old Series C Preferred Stock held by the Series C Holders.

The terms of the New Series B-1 Preferred Stock are consistent with the terms of the Old Series B Preferred Stock which was exchanged such that the New Series B-1 Preferred Stock is intended to have the same economic effect as the Old Series B Preferred Stock would have had assuming there were no questions relating to the issuance of and/or amendment to the Old Series B Preferred Stock, except with respect to changes to modify the anti-dilution provisions in the New Series B-1 Preferred Stock (the “Anti-Dilution Modification”) to be different from the Old Series B Preferred Stock with respect to the treatment of warrants (the “Avista Warrants”), if any, to be issued in connection with the Commitment Letter (as amended, the “Avista Commitment Letter”) between the Company and the Avista Financing Parties dated March 16, 2012.  See note 3.  The Anti-Dilution Modification establishes a floor in connection with the anti-dilution adjustments in the New Series B-1 Preferred Stock with respect to an issuance of the Avista Warrants such that the conversion price for the New Series B-1 Preferred Stock will not be adjusted below the closing price of the Company’s common stock on the last trading day before such Avista Warrants are issued in connection with the Avista Commitment.  The terms of the New Series C-1 Preferred Stock are consistent with the terms of the Old Series C Preferred Stock which was exchanged such that the New Series C-1 Preferred Stock is intended to have the same economic effect as the Old Series C Preferred Stock for which they were exchanged assuming there were no questions relating to the issuance of and/or amendment to the Old Series C Preferred Stock.

In addition, the Company and the Preferred Holders agreed to change all references to the Old Series B Preferred Stock and the Old Series C Preferred Stock in any prior agreements to mean references to the New Series B-1 Preferred Stock and New Series C-1 Preferred Stock, respectively, as if such New Series B-1 Preferred Stock and New Series C-1 Preferred Stock were issued on the same date as the Old Series B Preferred Stock and Old Series C Preferred Stock, such that the rights and obligations pursuant to any such agreements would have the same economic effect as they would have had, save and except for the 2008 Warrant Amendments, the 2010 Warrant Amendment (each as discussed below) and the Anti-Dilution Modification.

Amendments to 2008 Warrants

On May 9, 2012, the Company amended (the “2008 Warrant Amendments”) the terms of the 2008 Warrants to, among other things, provide that (i) if the exercise price of the 2008 Warrants is adjusted as result of the issuance, if any, of the Avista Warrants pursuant to the Avista Commitment Letter, then the adjusted exercise price will not be lower than the closing price of the Company’s common stock on the last trading day before such warrants are issued and (ii) the issuance of the New Series B-1 Preferred Stock pursuant to the Series B Exchange will not result in adjustment to the exercise price of the 2008 Warrants.

Amendments to 2010 Warrants

On May 9, 2012, the Company amended (the “2010 Warrant Amendments”) the terms of the 2010 Warrants to, among other things, provide that the issuance of the New Series B-1 Preferred Stock pursuant to the Series B Exchange will not result in an adjustment to the exercise price of the 2010 Warrants.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this interim report to “the Company,” “our company,” “the registrant,” “we,” “our,” “us,” and “Geokinetics” shall mean Geokinetics Inc. and its consolidated subsidiaries.  The following discussion and analysis should be read in combination with our Interim Condensed Consolidated Financial Statements contained in this Form 10-Q and our 2011 Form 10-K.

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

We have also discussed the risks to our business under the caption “Risk Factors” disclosed under Item 1A in our 2011 Form 10-K.  Given these risks and uncertainties, we can give no assurances that results projected in any forward-looking statements will in fact occur and therefore caution investors not to place undue reliance on them.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report and the documents incorporated by reference herein might not occur.

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

Overview

We are a full-service, global provider of seismic data acquisition, processing and integrated reservoir geosciences services to the oil and natural gas industry.  We also provide clients access, via licenses, to our multi-client seismic data library.  As an acknowledged industry leader in land, transition zone and shallow water (down to 500 feet water depths) OBC environments, we have the capacity to operate up to 22 seismic crews with approximately 215,000 channels of seismic data acquisition equipment worldwide and the ability to process seismic data collected throughout the world.  Crew count, configuration and location can change depending upon industry demand and requirements.

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

Developments related to our business during 2012 include the following:

•                  On March 15, 2012, we entered into a purchase and sale agreement with Seismic Exchange, Inc. (“SEI”) pursuant to which we agreed to sell to SEI certain North American seismic data in exchange for $10.0 million in cash.  Under the agreement, the Company will retain specified percentages of the net revenues generated and collected on the seismic data sold to SEI for a period of five years.  The transaction closed on March 30, 2012.  See note 2 to our interim condensed consolidated financial statements.

•                  On March 16, 2012, we entered into a commitment letter with Avista and an affiliate of Avista to provide up to an additional $10.0 million in debt financing until January 1, 2013.  Avista’s obligations under the commitment letter are subject to the execution and delivery of definitive documents and other closing conditions. See “— Liquidity and Capital Resources — Liquidity and Industry Concerns” below.

During 2011, we continued to incur operating losses due to delays in project commencements, low international asset utilization and the Mexico liftboat incident, resulting in serious concerns about our liquidity throughout 2011 and continuing into 2012.  To address these liquidity concerns, management began instituting a number of steps, discussed below under “Liquidity and Industry Concerns,” which we believe could improve the Company’s liquidity position if successfully implemented in the near term as well as long term.  If these steps are unsuccessful in the future or we experience a further deterioration of our business or another adverse event occurs with respect to our operations, we may not have sufficient liquidity to meet our ongoing operating expenses and debt service obligations under the Whitebox Revolving Credit Facility or the Notes, all of which would have a material adverse effect on our liquidity and financial condition.  This may require us to further curtail existing operations, reduce or delay capital expenditures or sell assets to meet our operating and debt service obligations and we may take other actions, including a restructuring of our existing indebtedness and capital structure to address our ongoing liquidity issues.  See our discussion under “— Liquidity and Capital Resources — Liquidity and Industry Concerns” below.

Backlog

Our estimated backlog revenue at March 31, 2012 was $464.7 million.  This backlog included $391.7 million, or approximately 84%, from international (excluding Canada) proprietary seismic data acquisition projects, $45.5 million, or approximately 9%, from North America (excluding Mexico) proprietary seismic data acquisition projects, $22.3 million, or approximately 5%, from our multi-client seismic data acquisition business in the United States, and $5.2 million, or approximately 2%, from our seismic data processing and integrated reservoir geosciences business.  Of the total international proprietary seismic data acquisition backlog, $299.5 million, or approximately 76%, is with NOCs or partnerships including NOCs.  Furthermore, $117.4 million, or approximately 30%, of the international backlog is in shallow water transition zones and OBC environments.  We anticipate that approximately 75% of the backlog at March 31, 2012 will be completed during 2012 and approximately 14% will be completed in 2013, with the remainder to be completed in 2014.  This backlog consists of written orders or commitments believed to be firm.  Contracts for services are occasionally modified by mutual consent and in many instances can be cancelled by the customer on short notice without penalty.  As such, our backlog at any particular date may not be indicative of our actual operating results for any succeeding fiscal period.

Results of Operations

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

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Operating Revenues.   Consolidated revenues for the three months ended March 31, 2012 were $163.5 million as compared to $187.6 million for the same period of 2011, a decrease of 13%.  The decrease in revenues was primarily attributable to decreased activity in our international and multi-client seismic data acquisition operations, partially offset by increased activity in our North America seismic data acquisition and seismic data processing and integrated reservoir geosciences operations.

For the three months ended March 31, 2012, seismic data acquisition revenue totaled $160.9 million as compared to $184.9 million for the same period of 2011, a decrease of 13%.   This decrease in seismic data acquisition revenue was a result of a decrease of $42.1 million in our international proprietary seismic data acquisition operations and a decrease of $7.6 million in our multi-client seismic data acquisition business, partially offset by an increase of $25.7 million in our North America proprietary seismic data acquisition operations.

North America proprietary seismic data acquisition revenues for the three months ended March 31, 2012 totaled $64.4 million, or 40% of total seismic data acquisition revenue, compared to $38.7 million, or 21% of total seismic data acquisition revenue, for the same period in 2011.  The increase was primarily the result of increased crew activity in the United States and Canada operations partially offset by a decrease in third-party reimbursable charges primarily resulting from variations in the usage mix of vibroseis versus dynamite energy sources.

International proprietary seismic data acquisition revenues for the three months ended March 31, 2012 were $75.0 million, or 47% of total seismic data acquisition revenue, compared to $117.1, million or 63% of total seismic data acquisition revenue, for the same period in 2011.  The decrease was attributed to decreased activity or changes in the types of surveys performed in Angola, Brazil and Australia and the ceasing of operations in the Middle East and North Africa, partially offset by increased activity in Bolivia and Mexico.  Revenues were also negatively impacted by weather downtime in Peru during the first three months of 2012.

Multi-client seismic data acquisition revenues for the three months ended March 31, 2012 totaled $21.5 million, or 13% of consolidated seismic data acquisition revenue, compared to $29.1 million, or 16% of consolidated seismic data acquisition revenue, for the same period in 2011.  The decrease was primarily the result of variations in the usage mix of vibroseis versus dynamite energy sources in our prefunded projects activity, partially offset by an increase in data library late sales during the first quarter of 2012 as compared to the same period in 2011.

Seismic data processing and integrated reservoir geosciences revenues increased to $4.0 million for the three months ended March 31, 2012, as compared to $3.8 million for the same period of 2011.  The increase was primarily the result of variations in the size and type of processing jobs performed.

The revenue information above includes inter-segment revenues between seismic data processing and integrated reservoir geosciences and other segments totaling $1.4 million and $1.1 million for the three months ended March 31, 2012 and 2011, respectively.

Operating Expenses.  Consolidated direct operating costs decreased to $126.9 million for the three months ended March 31, 2012, as compared to $150.3 million for the same period of 2011, a decrease of 16%.  The decrease was primarily a reflection of decreased activity in our international seismic data acquisition operations and a $3.9 million gain related to certain equipment exchange in our North America seismic data acquisition operations partially offset by increased activity in our North America seismic data acquisition operations and a $5.1 million loss on sale of assets incurred in the first quarter of 2012 related to our multi-client seismic data acquisition operations.

Seismic acquisition operating expenses totaled $125.4 million for the three months ended March 31, 2012, as compared to $148.4 million for the same period of 2011, a decrease of 15%.  Seismic data acquisition operating expenses as a percentage of seismic data acquisition revenue were 78% for the three months ended March 31, 2012, as compared to 80% for the same period in 2011.

North America proprietary seismic acquisition operating expenses for the three months ended March 31, 2012 totaled $39.6 million, or 61% of total North America seismic data acquisition revenue, compared to $29.5 million, or 76% of total North America seismic data acquisition revenue, for the same period in 2011.  The decrease in expenses as a percentage of revenues is a reflection of variations in the usage mix of vibroseis versus dynamite energy sources and improved productivity.  The dollar increase is primarily the result of increased sales volume partially offset by a decrease in third-party reimbursable charges primarily resulting from variations in the usage mix of vibroseis versus dynamite energy sources.  North America proprietary seismic acquisition operating expenses include a $3.9 million gain related to a transaction in which we exchanged,  in a reciprocal transfer, certain equipment with a third party.  See note 2 to our interim condensed consolidated financial statements

International proprietary seismic acquisition operating expenses from international operations for the three months ended March 31, 2012 totaled $80.5 million, or 107% of total international seismic data acquisition revenue, compared to $118.7 million, or 101% of total international seismic data acquisition revenue, for the same period in 2011.  The dollar decrease in operating expenses was primarily the result of decreased activity or changes in the types of surveys performed in Angola, Brazil and Australia combined with a lack of activity in Trinidad and the ceasing of operations in the Middle East and North Africa.  The decrease in operating expenses was partially offset by increased activity in Bolivia and Mexico.  Additionally, operating expenses were negatively impacted during the first quarter of 2012 due to idle costs in Australia and weather-related downtime in Peru and Mexico.

We capitalize the majority of operating costs directly associated with acquiring and processing multi-client data and amortize them based on a specific formula driven by actual sales and expected late sales.  Costs that are not capitalized generally represent costs incurred to deliver the projects’ data and certain expenses reimbursed by our clients.  These costs totaled $5.3 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively.  Costs during the first three months of 2012 include a loss of $5.1 million incurred in connection with the sale of certain North American seismic data.  See note 2 to our interim condensed consolidated financial statements.  See Depreciation and Amortization Expense below for discussion on our multi-client seismic data acquisition business amortization expense.

Seismic data processing and integrated reservoir geosciences operating expenses totaled $2.9 million for the three months ended March 31, 2012, as compared to $3.0 million for the same period of 2011.  With improved job mix and productivity factors during the first three months of 2012, operating expenses decreased while revenue increased by 5%.

The expense information above includes inter-segment expense between seismic data processing and integrated reservoir geosciences and other segments totaling $1.4 million and $1.1 million for the three months ended March 31, 2012 and 2011, respectively.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the three months ended March 31, 2012 totaled $33.3 million, compared to $40.5 million for the same period of 2011, a decrease of $7.2 million, or 18%.  The decrease was primarily the result of a decrease in multi-client amortization expense.  Amortization of multi-client data for the three months ended March 31, 2012 totaled $15.5 million, or approximately 72% of multi-client revenues, compared to $21.7 million, or approximately 75% of multi-client revenues, for the same period in 2011.  The decrease as a percentage of multi-client revenues is primarily the result of pre-funded projects which had lower costs and therefore lower amortization rates as well as higher late sales during the first quarter of 2012 as compared to the same period in 2011.

General and Administrative Expense.  General and administrative expense for the three months ended March 31, 2012 totaled $17.2 million, or 11% of revenues, compared to $18.3 million, or 10% of revenues for the same period of 2011.  The dollar decrease was primarily the result of our cost reduction efforts across various categories, partially offset by an increase in certain professional services costs during the first three months of 2012.

Interest Expense, net.  Interest expense, net of interest income, for the three months ended March 31, 2012 was $12.7 million, compared to $11.1 million for the same period of 2011.  The increase was primarily the result of additional interest expense associated with our Whitebox Revolving Credit Facility.  Interest expense includes dividends on mandatorily redeemable preferred stock.

Change in Fair Value of Derivative Liabilities.  The gain in the fair value of our derivative liabilities for the three months ended March 31, 2012 totaled $1.9 million, compared to a gain of $4.4 million for the same period in 2011.  The fair values of our derivatives liabilities are subject to material changes primarily associated with fluctuations in the market value of our common stock which declined from $2.15 per share at December 31, 2011 to $1.76 per share at March 31, 2012.  When the value of our stock decreases, so does the value of the derivative liabilities, resulting in a gain.

Foreign Exchange Gains/Losses.  Foreign exchange gain for the three months ended March 31, 2012 totaled $0.3 million, compared to a loss of $0.0 million for the same period in 2011.  The gain in the first quarter of 2012 was primarily the result of the strengthening of foreign currencies against the U.S. dollar.  Gains in Latin America, where local currency denominated monetary assets exceeded our liabilities, were offset by losses in North Africa, where local currency denominated monetary liabilities exceeded our assets.

Other Income, Net.  Other income, net for the three months ended March 31, 2012 totaled $2.4 million, compared to $0.1 million for the same period in 2011.  We received additional insurance proceeds of $2.1 million during the first quarter of 2012 in connection with a loss of certain equipment experienced during 2011 which resulted from a wild fire in Colorado, in the United States.  All insurance proceeds were used to replace the lost equipment.

Income Tax Expense.  Income tax expense totaled $0.9 million for the three months ended March 31, 2012, compared to $0.6 million for the same period of 2011.  While the Company had pretax losses during the three months ended March 31, 2012 and 2011, the income tax provision for these periods relate primarily to taxes due in countries with deemed profit tax regimes, withholding taxes and the release of valuation allowance in certain foreign jurisdictions with current year operating profits based on the Company’s reevaluation of the realizability of these future tax benefits.

Adjusted EBITDA and Net Loss.  Consolidated Adjusted EBITDA (as defined below) totaled $19.3 million for the three months ended March 31, 2012, compared to $19.1 million for the same period in 2011.  The increase was primarily the result of increased activity and the gain on exchange of equipment in our North America seismic data acquisition operations partially offset by decreased activity in our international seismic data acquisition operations and the loss on sale of assets incurred in the first quarter of 2012 related to our multi-client seismic data acquisition operations.

North America proprietary seismic data acquisition Adjusted EBITDA for the three months ended March 31, 2012 totaled $23.8 million compared to $7.9 million for the same period in 2011.  The increase was primarily the result of improved activity levels, improved crew productivity and the $3.9 million gain on exchange of equipment in the first quarter of 2012 as compared to 2011.

International proprietary seismic data acquisition Adjusted EBITDA for the three months ended March 31, 2012 totaled $(10.5) million compared to $(9.0) million for the same period in 2011.  During the first quarter of 2012, operating expenses were negatively impacted due to idle costs in Australia and weather-related downtime in Peru and Mexico.

Multi-client seismic data acquisition Adjusted EBITDA for the three months ended March 31, 2012 totaled $15.7 million compared to $28.4 million for the same period in 2011.  The decrease was primarily the result of decreased activity and a $5.1 million loss incurred in the first quarter of 2012 related to the sale of certain seismic data.

Seismic data processing and integrated reservoir geosciences Adjusted EBITDA for the three months ended March 31, 2012 totaled $1.0 million compared to $0.8 million for the same period in 2011.  The increase was primarily the result of improved pricing and more efficient computer utilization.

The corporate components of our operations are not considered a separate operating segment.

We had a loss applicable to common stockholders of $25.7 million, or ($1.35) per common share, for the three months ended March 31, 2012, compared to a loss applicable to common stockholders of $31.0 million, or ($1.74) per common share, for the same period in 2011.  The decrease in our net loss applicable to common stock holders resulted primarily from the same variables impacting Adjusted EBITDA as well as the decrease in multi-client amortization expense, partially offset by an increase in net interest expense and the decrease in the gains in the fair value of our derivative liabilities, all described above.

We define Adjusted EBITDA as Net Income (Loss) (the most directly comparable GAAP financial measure) before Interest, Taxes, Other Income (Expense) (including foreign exchange gains/losses, loss on early redemption of debt, gains/losses from changes in fair value of derivative liabilities and other income/expense), Asset Impairments and Depreciation and Amortization.  “Adjusted EBITDA,” as used and defined by us, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with GAAP.  Adjusted EBITDA should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by or used in operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP.  However, we believe Adjusted EBITDA is useful to an investor in evaluating our operating performance because this measure: (1) is widely used by investors in the energy industry to measure a company’s operating performance without regard to items excluded from the calculation of such term, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired, among other factors; (2) helps investors to more meaningfully evaluate and compare the results of our operations from period to period by removing the effect of our capital structure and asset base from its operating structure; and (3) is used by our management for various purposes, including as a measure of operating performance, in presentations to our Board of Directors, as a basis for strategic planning and forecasting, and as a component for setting incentive compensation.  There are significant limitations to using Adjusted EBITDA as a measure of performance, including the inability to analyze the effect of certain recurring and non-recurring items that materially affect our net income or loss, and the lack of comparability of results of operations of different companies.

The reconciliation from net loss applicable to common stockholders to Adjusted EBITDA is as follows (in thousands):

	Three months ended March 31,
	2012	2011
	(Unaudited)
Loss applicable to common stockholders	$(25,650)	$(30,974)
Preferred stock dividends and accretion costs	2,426	2,203
Net loss	(23,224)	(28,771)
Provision for income taxes	940	634
Interest expense, net of interest income	12,739	11,149
Other income, net (as defined above)	(4,486)	(4,496)
Depreciation and amortization (1)	33,342	40,537
Adjusted EBITDA	$19,311	$19,053

(1) Includes $15.5 million and $21.7 million, respectively, in amortization expense related to our multi-client seismic data acquisition business.

Liquidity and Capital Resources

Liquidity and Industry Concerns

During 2011, we incurred operating losses primarily due to delays in project commencements, low international asset utilization and the temporary suspension by the client of one of our seismic acquisition contracts in Mexico due to a liftboat incident.  These events caused a reduction in our available liquidity towards the end of 2011 and continuing into 2012.

To address these liquidity concerns, we initiated actions designed to improve our liquidity position by giving priority to generating cash flows while maintaining our long-term commitment to providing high quality seismic data acquisition services.  These actions have included:

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

On March 15, 2012, we entered into a purchase and sale agreement pursuant to which we agreed to sell certain North American seismic data in exchange for $10.0 million in cash.  Under the agreement, we will retain specified percentages of the net revenues generated and collected on the sold seismic data for a period of five years.  The transaction closed on March 30, 2012 and we received proceeds of $10.0 million, which will be used for reinvestment in long-term assets.

On March 16, 2012, we entered into a commitment letter (the “Commitment Letter”) with Avista and an affiliate of Avista (collectively, the “Avista Financing Parties”) to obtain debt financing from the Avista Financing Parties until January 1, 2013.  Pursuant to the terms of the Commitment Letter, at our election from time to time, the Avista Financing parties agreed to (i) purchase up to an additional $10 million in aggregate principal amount of Notes (the “U.S. Avista Notes”) and (ii) enter into foreign loan facilities (the “Foreign Avista Notes” and, collectively with the U.S. Avista Notes, the “Additional Avista Notes”) to be secured by the assets of certain of our non-U.S. subsidiaries that would be drawn down from time to time concurrently with the purchase by the Avista Financing Parties of any U.S. Avista Notes (the “Commitment”).  In the event that we elect to exercise our right to have the Avista Financing Parties purchase any Additional Avista Notes, we will be obligated to deliver U.S. Avista Notes with a principal amount equal to the amount of the purchase price and Foreign Avista Notes in an aggregate principal amount equal to 80% of such purchase price, allocated among the Foreign Avista Notes as directed by the Avista Financing Parties.

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

Management is focused on improving liquidity through the implementation of the actions described above, however, any unforeseen unfavorable developments could have a material adverse effect on our liquidity and financial condition.  We are currently reviewing our alternatives, and we may adopt other strategies that may include actions such as a refinancing or restructuring of our indebtedness or capital structure, reducing or delaying capital investments, delaying bids on new sales or seeking to raise additional capital through debt or equity financing.  However, our current credit rating limits our ability to access the debt capital markets.  In addition, the recent low trading price of our common stock severely limits our ability to raise substantial capital in the equity capital markets.  Our ability to timely raise sufficient capital may also be limited by NYSE AMEX stockholder approval requirements for certain transactions involving the issuance of our common stock or securities convertible into our common stock.  These alternatives may not be successful, and we could face a substantial liquidity shortfall and might be required to dispose of certain assets or operations or take other actions to meet our operating and debt service obligations.  The failure to meet our debt service obligations would constitute an event of default under the Whitebox Revolving Credit Facility and the Notes, and the Lenders or Notes holders could declare all amounts outstanding under the Whitebox Revolving Credit Facility or Notes to be immediately due and payable.  In such event, we would likely be required to pursue a restructuring of our indebtedness and capital structure.  For additional discussion of the risks associated with our high levels of indebtedness and current liquidity issues, please see the discussion under “Risk Factors” in Item 1A of our 2011 Form 10-K.

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

At March 31, 2012, we had available liquidity as follows (in millions):

Available cash:
Cash and cash equivalents (1) (2)	$47.7
Undrawn borrowing capacity under Whitebox Revolving Credit Facility	—
Undrawn borrowing capacity under short-term project financing agreement	5.5
Net available liquidity at March 31, 2012 (3)	$53.2

(1) Includes approximately $12.7 million designated for multi-client investments, which is not fully available for current obligations.

(2) Includes $32.6 million in international bank accounts.

(3) Excludes undrawn borrowing capacity under Avista commitment letter of $10.0 million which is subject to finalization of definitive documentation.

We have certain foreign overdraft facilities in the amount of $1.7 million of which $0.2 million was drawn at March 31, 2012.  Due to the limitations on our ability to remit funds to the United States, amounts under these facilities have been excluded in the available liquidity table above.

The following table summarizes certain measures of liquidity and capital expenditures, as well as our sources of capital from internal and external sources, for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Cash and cash equivalents (end of period)	$47,684	$50,783
Working capital (end of period)	14,506	37,341
Net cash provided by operating activities	21,684	26,526
Net cash used in investing activities	(17,441)	(27,962)
Net cash provided by (used in) financing activities	(1,206)	9,368
Capital expenditures (including capital leases, if applicable)	(5,886)	(8,293)
Investment in multi-client data library	(16,661)	(18,639)
Cash paid for interest	1,911	739
Cash paid for taxes	1,100	2,451

Cash provided by (used in) operating activities

Net cash provided by operating activities was $21.7 million for the three months ended March 31, 2012, as compared to $26.5 million for the three months ended March 31, 2011.  The decrease in operational cash flow was primarily the result of lower operating results in our multi-client business and changes in working capital for the first quarter of 2012 period compared to the same period in 2011.

Cash provided by (used in) investing activities

Net cash used in investing activities was $17.4 million for the three months ended March 31, 2011, as compared to $28.0 million for the three months ended March 31, 2011.  The decrease in cash used in investing activities is primarily the result of lower investments in our multi-client data library and reduced capital expenditures during the first quarter of 2012 compared to the same period in 2011.

Cash provided by (used in) financing activities

Net cash used in financing activities was $1.2 million for the three months ended March 31, 2012, as compared to cash provided by financing activities of $9.4 million for the three months ended March 31, 2011.  The variance is primarily associated with the cash inflow during the first quarter of 2011 related to borrowings on the RBC Revolving Credit Facility.

Capital Resources

See notes 3, 4 and 5 to our interim condensed consolidated financial statements for additional discussion on our debt, our mandatorily redeemable preferred stock and our preferred stock, respectively.

Financing Provided by Related Parties

On March 16, 2012, we entered into the Commitment Letter with the Avista Financing Parties to obtain debt financing until January 1, 2013.  Pursuant to the terms of the Commitment Letter, at our election from time to time, the Avista Financing parties agreed to (i) purchase up to an additional $10 million in aggregate principal amount of U.S. Avista Notes and (ii) enter into Foreign Avista Notes to be secured by the assets of certain of our non-U.S. subsidiaries that would be drawn down from time to time concurrently with the purchase by the Avista Financing Parties of any U.S. Avista Notes.  In the event that we elect to exercise our right to have the Avista Financing Parties purchase any Additional Avista Notes, we will be obligated to deliver U.S. Avista Notes with a principal amount equal to the amount of the purchase price and Foreign Avista Notes in an aggregate principal amount equal to 80% of such purchase price, allocated among the Foreign Avista Notes as directed by the Avista Financing Parties.

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

Short-term Project Financing — Line of Credit Agreement

On November 22, 2011, one of our subsidiaries in Latin America entered into a short-term project financing agreement secured by the cash flows generated by the underlying project contract.  The cash inflows and outflows associated with this agreement and the underlying project contract are managed through a trust specifically set up for this purpose and required by the agreement.  The trust’s financial statements as of March 31, 2012 have been fully consolidated with those of our subsidiary and reflected accordingly.  The trust’s cash balance at March 31, 2012 of $0.8 million is classified as restricted cash in our consolidated balance sheet.  The maximum credit available under this agreement is $7.6 million of which $2.1 million was outstanding at March 31, 2012.

Disbursements under the line of credit agreement are subject to a fee of 3.0% plus VAT and borrowings outstanding under this agreement bear interest at 8.0% plus one-month LIBOR rate, which was 8.0% at March 31, 2012.  The agreement matures on December 17, 2012 and certain financial covenants apply as long as amounts remain outstanding under the agreement.  The Company’s subsidiary was not in compliance with these covenants at December 31, 2011 and subsequently secured a waiver through the maturity of the credit agreement.  The Company’s subsidiary was in compliance with the revised covenants at March 31, 2012.

Capital Lease Obligations and Vendor Financing

From time to time we enter into capital leases and vendor financing arrangements to purchase certain equipment.  The equipment purchased from these vendors is paid over a period of time.  At March 31, 2012, the balance under these capital leases and vendor financing arrangements was approximately $7.5 million.  During 2012, we may enter into additional capital leases and/or vendor financing.

Future Capital Expenditures

For 2012, we expect our capital expenditures to be approximately $27.0 million, plus approved multi-client investments, the majority of which are pre-funded.  Subject to our liquidity limitations, we plan these investments in 2012 to be primarily on expenditures to extend the useful life of other equipment and facilities for our seismic data acquisition segment with a smaller portion targeted towards acquiring new equipment for our seismic data processing and integrated reservoir geosciences segment.  During the three months ended March 31, 2012, capital expenditures, including capital leases, totaled $5.9 million.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the year ended March 31, 2012 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

New Accounting Pronouncements

See note 2 to our interim condensed consolidated financial statements.

Significant Accounting Policies

See note 2 to our consolidated financial statements in our 2011 Form 10-K.

Critical Accounting Policies

See “—Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Policies” in Item 7 and note 2 to our consolidated financial statements in our 2011 Form 10-K.

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

We typically provide services to a relatively small group of key customers that account for a significant percentage of our accounts receivable at any given time.  If any of our key clients were to terminate their contracts or fail to contract for our services in the future because they are acquired, alter their exploration or development strategy, or for any other reason, our results of operations could be affected.  However, key customers change from year to year and the largest customers in any year may not be indicative of the largest customers in any subsequent year.  For the three months ended March 31, 2012, our top 10 customers represented 74% of our consolidated revenue for this period.  Our two largest customers accounted for 21% and 10%, respectively, of our consolidated revenue for the three months ended March 31, 2012.

At March 31, 2012, three customers accounted for 15%, 12% and 10%, respectively, of our consolidated accounts receivable. We utilize the specific identification method for establishing and maintaining allowances for possible losses.  Our allowance for doubtful accounts was $2.8 million at March 31, 2012.

We have cash and restricted cash balances which, at times, may exceed federally insured limits. Restricted cash includes cash held to collateralize standby letters of credit and performance guarantees.  At March 31, 2012, restricted cash also includes cash held in trust in connection with a short-term project financing agreement entered into in November 2011 and cash received in connection with the sale of certain North American seismic data.  Volatility in financial markets may impact our credit risk on cash and short-term investments.  At March 31, 2012, cash and cash equivalents and restricted cash, including restricted cash classified as non-current, totaled $60.2 million.

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

The fair market value of fixed-rate long-term debt increases as prevailing interest rates decrease and decreases as prevailing interest rates increase.  Increases in the fair value of our fixed-rate debt affect our results of operations and cash flows only if we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value.  The estimated fair value of our fixed-rate long-term debt was $263.8 million and $218.5 million at March 31, 2012 and December 31, 2011, respectively.

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

We have designated the U.S. dollar as the functional currency for our operations in international locations because the majority of our contracts with customers are denominated in U.S. dollars and we purchase equipment and finance capital primarily using the U.S. dollar.  Accordingly, certain assets and liabilities of foreign operations are translated at historical exchange rates, revenues and expenses are translated at the average rate of exchange for the period, and all translation gains or losses are reflected in the period’s results of operations.  Our net foreign exchange gain attributable to our international operations for the three months ended March 31, 2012 was $0.3 million, which was primarily the result of the strengthening of foreign currencies against the U.S. dollar.  Gains in Latin America, where local currency denominated monetary assets exceeded our liabilities, were offset by losses in North Africa, where local currency denominated monetary liabilities exceeded our assets.  A 10% change in the U.S. dollar as compared to the currencies of Brazil, Mexico and Canada, would cause approximately a $3.1 million increase/ decrease in our foreign exchange gains (losses) in the interim condensed consolidated statement of operations.

Equity Risk

Under the terms of our Series B Preferred Stock and existing warrants and options to purchase our common stock, the holders of these instruments are given an opportunity to profit from a rise in the market price of our common stock that, upon the conversion of our Series B Preferred Stock and the exercise of the warrants and/or options, could result in dilution in the interests of our other stockholders.  See our discussion in Item 1A. “Risks Related to Our Common and Preferred Stock” and notes 7 and 9 to our consolidated financial statements in our 2011 Form 10-K.  The holders of our Series B Preferred Stock have the preemptive right to acquire shares of our common stock that we may offer for cash in the future, other than shares sold in a public offering.  In addition, the conversion price of the Series B Preferred Stock, and the exercise price of the 2008 Warrants and the 2010 Warrants are subject to anti-dilution adjustments if we issue common stock at a price less than the applicable conversion or exercise price. The terms on which we may obtain additional financing may be adversely affected by the existence and potentially dilutive impact of our Series B Preferred Stock, and common stock options and warrants.

In connection with the Commitment Letter entered into on March 16, 2012 with the Avista Financing Parties, we are obligated to deliver either warrants to purchase 190,000 shares of the Company’s common stock or its cash equivalent value, at our election, at the earlier of a purchase of any Additional Avista Notes or June 30, 2012 (unless the Commitment is terminated earlier than June 30, 2012 and prior to any such purchase).  We will also be obligated to deliver warrants to purchase an additional 190,000 shares of the Company’s common stock or its cash equivalent value, at our election, at each of June 30, 2012, September 30, 2012 and December 31, 2012 if the Commitment or any Notes remain outstanding as of the applicable foregoing dates.  Certain of the financing transactions under the Commitment Letter are subject to a right of first refusal in favor of certain of our existing senior lenders, the exercise of which right would cause the Commitment Letter to terminate and require that we issue to Avista warrants to purchase 190,000 shares of common stock or its cash equivalent value, at our election.

In accordance with the terms of the Commitment Letter, the warrants issued in connection with the transactions contemplated under the Commitment will have an exercise price of $0.01 per share of common stock and otherwise will be issued with terms substantially similar to the warrants we issued to the Avista Financing Parties in 2010.

Fair Value Measurements

As a result of certain anti-dilution provisions in the Series B Preferred Stock conversion feature and the 2008 and 2010 Warrants, these instruments are recorded at fair value on a recurring basis as derivative liabilities in our consolidated balance sheet.  See notes 4 and 5 to our interim condensed consolidated financial statements.  Changes in fair value are recorded in other income (expense) as unrealized gains and losses.  The fair values of these instruments are subject to material changes primarily associated with fluctuations in the market value of our common stock.  Generally, as the market value of our stock increases/decreases, the fair values of our derivative liabilities increase/decrease and a corresponding loss/gain is recorded.  In addition, our estimate of the fair value of these instruments includes other key inputs and assumptions for option-adjusted spread, volatility and a risk-free discount rate.   We recorded unrealized gains of $1.9 million for the three months ended March 31, 2012 associated with these instruments.  Due to the degree of estimation involved, our derivative liabilities are classified as Level 3 in the fair value hierarchy.  See note 6 to our interim condensed consolidated financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have performed an evaluation of the design, operation and effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) at March 31, 2012.  Based on that evaluation, our principal executive officer and principal financial officer concluded that such disclosure controls and procedures were not effective.  See “Material Weaknesses” below.

Material Weakness

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2011 we identified control deficiencies that constituted a material weakness in the design and operation of our internal control over financial reporting.  The following material weakness was present at December 31, 2011 and March 31, 2012:

•                  Financial Close Process:  Controls over our financial close process were deficient in areas related to accrued liabilities, goodwill impairment and accounting for multi-client seismic data library.  These deficiencies resulted from difficulties in the following:

•                  accumulating complete and accurate information to estimate certain liabilities,

•                  inadequate review of work performed by third parties, and

•                  material post-closing adjustments related to accounting for multi-client seismic data library resulting from difficulties in remediating deficiencies in time to allow us to assess the effectiveness of the controls  as of December 31, 2011.

Remediation

To remediate this material weakness, during 2012, management will continue executing the remediation program that began during 2011 which includes assessing the adequacy of processes and procedures underlying the specific areas discussed above, expanding and strengthening our controls surrounding the multi-client process and strengthening our policies, procedures and controls surrounding accrued expenses ensuring cooperation and coordination with departments outside of the accounting department.

Changes in Internal Control

Other than the measures described above under “Remediation” there have not been any changes in our internal control over financial reporting (as defined in the Exchange Act Rule 13a-15(f) of the Securities Exchange Act) during the three months ending March 31, 2012, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors

As of the date of this filing, the Company is still subject to the risk factors previously disclosed in our 2011 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit No.	Description

10.1*	Purchase and Sale Agreement dated March 15, 2012 by and between Geokinetics Inc. and Seismic Exchange, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive Data Files.

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

GEOKINETICS INC.

Date: May 10, 2012	/s/ Richard F. Miles
Richard F. Miles
President and Chief Executive Officer
(Authorized Officer)

Date: May 10, 2012	/s/ Gary L. Pittman
Gary L. Pittman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 10, 2012	/s/ Diana S. Moore
Diana S. Moore
Vice President and Chief Accounting Officer
(Principal Accounting Officer)