Form 10-Q
period 2012-06-30
GEOKINETICS INC
filed 2012-08-09
CIK 314606

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Common Stock, par value $0.01 per share. Shares outstanding on August 2, 2012: 19,047,026 shares

GEOKINETICS INC.
INDEX

Glossary of Certain Defined Terms
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
Condensed Consolidated Balance Sheets—as of June 30, 2012 (Unaudited) and December 31, 2011		4
Condensed Consolidated Statements of Operations (Unaudited)—for the Three and Six Months Ended June 30, 2012 and 2011		5
Condensed Consolidated Statements of Cash Flows (Unaudited)—for the Six Months Ended June 30, 2012 and 2011		6
Condensed Consolidated Statement of Shareholders' Deficit and Accumulated Other Comprehensive Income (Unaudited)—for the Six Months Ended June 30, 2012		7
Notes to Condensed Consolidated Financial Statements (Unaudited)		8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	39
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	54
Item 4.	Controls and Procedures	56
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	58
Item 1A.	Risk Factors	58
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59
Item 3.	Defaults Upon Senior Securities	59
Item 4.	Mine Safety Disclosures	59
Item 5.	Other Information	59
Item 6.	Exhibits	60
Signatures		61

Glossary of Certain Defined Terms:

2002 Plan	2002 Stock Awards Plan
2007 Plan	2007 Stock Awards Plan
2008 Warrants	Warrants to purchase 240,000 shares of Geokinetics common stock issued in July 2008
2010 Plan	2010 Stock Awards Plan
2010 Warrants	Warrants to purchase 3,495,000 shares of Geokinetics common stock issued in December 2010
2011 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2011
2D	Two-dimensional
3D	Three-dimensional
4D	Four-dimensional
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Avista	Avista Capital Partners, L.P.
Company	Geokinetics Inc., collectively with its subsidiaries
EBITDA	Earnings before interest, taxes, depreciation and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	United States generally accepted accounting principles
Geokinetics	Geokinetics Inc., collectively with its subsidiaries
Holdings	Geokinetics Holdings USA, Inc.
IASB	International Accounting Standards Board
Lenders	Lenders party to the Whitebox Revolving Credit Facility, from time to time, and their respective successors, as permitted thereunder. References to "Lenders" include the original lenders party to the Forbearance Agreement and Amendment No. 5, as applicable
Levant	Levant America, S.A.
LIBOR	London InterBank Offered Rate
Multi-client	Multi-client seismic data acquisition and seismic data library business
NOCs	National oil companies
NYSE MKT	NYSE MKT, LLC (formerly NYSE AMEX, LLC)
Notes	9.75% Senior Secured Notes issued in December 2009, due December 2014
OBC	Ocean bottom cable
PGS	Petroleum Geo-Services ASA
PGS Onshore	Certain entities and assets formerly comprising PGS's worldwide onshore seismic data acquisition and multi-client seismic data acquisition business
RBC	Royal Bank of Canada
RBC Revolving Credit Facility	Revolving credit and letters of credit facility entered into on February 10, 2010 with a group of lenders led by RBC
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Whitebox Advisors	Whitebox Advisors LLC, as administrative agent for the lenders under the Whitebox Revolving Credit Facility
Whitebox Revolving Credit Facility	Revolving credit facility entered into with the Lenders and Whitebox Advisors as the administrative agent initially via the assignment, on May 24, 2011, of the RBC Revolving Credit Facility rights and obligations. An amended and restated credit agreement was entered into with the Lenders on August 12, 2011

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

Geokinetics Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,006	$44,647
Restricted cash	2,562	3,060
Accounts receivable, net of allowance for doubtful accounts of $2,718 at June 30, 2012 and $2,757 at December 31, 2011	109,494	160,736
Deferred costs	9,798	13,941
Prepaid expenses	11,165	12,747
Other current assets	3,286	3,269

Total current assets	172,311	238,400
Property and equipment, net	186,718	212,636
Multi-client data library, net	28,110	41,512
Deferred financing costs, net	11,684	12,987
Restricted cash	3,083	—
Other assets, net	8,940	8,637

Total assets	$410,846	$514,172

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT
Current liabilities:
Short-term debt and current portion of long-term debt and capital lease obligations	$3,332	$4,543
Accounts payable	42,877	79,300
Accrued liabilities	77,582	79,836
Deferred revenue	18,865	32,675
Income taxes payable	17,946	18,969

Total current liabilities	160,602	215,323
Long-term debt and capital lease obligations, net of current portion	350,168	350,183
Deferred income taxes	10,068	8,062
Derivative liabilities	201	5,778
Mandatorily redeemable preferred stock	57,935	53,210
Other liabilities	1,122	1,122

Total liabilities	580,096	633,678

Commitments and contingencies
Mezzanine equity:
Preferred stock, Series B-1 Senior Convertible, $10.00 par value; 2,500,000 shares authorized, 368,782 shares issued and outstanding at June 30, 2012 and 351,444 shares issued and outstanding at December 31, 2011	88,194	83,313

Stockholders' deficit:
Common stock, $.01 par value; 100,000,000 shares authorized, 19,708,494 shares issued and 19,048,326 shares outstanding at June 30, 2012 and 19,289,489 shares issued and 18,990,290 shares outstanding at December 31, 2011	197	193
Additional paid-in capital	224,471	228,410
Accumulated deficit	(482,132)	(431,442)
Accumulated other comprehensive income	20	20

Total stockholders' deficit	(257,444)	(202,819)

Total liabilities, mezzanine equity and stockholders' deficit	$410,846	$514,172

See accompanying notes to the condensed consolidated financial statements.

Geokinetics Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$134,787	$145,548	$298,285	$333,185
Expenses:
Direct operating	93,415	120,896	220,354	271,187
Depreciation and amortization	32,139	36,792	65,481	77,329
General and administrative	20,392	15,810	37,640	34,103

Total expenses	145,946	173,498	323,475	382,619

Loss from operations	(11,159)	(27,950)	(25,190)	(49,434)
Other income (expense):
Interest income	22	179	64	388
Interest expense	(12,858)	(13,120)	(25,639)	(24,478)
Gain from change in fair value of derivative liabilities	3,720	4,529	5,604	8,972
Foreign exchange (loss)	(1,142)	(94)	(890)	(141)
Other, net	153	(786)	2,503	(686)

Total other expense, net	(10,105)	(9,292)	(18,358)	(15,945)

Loss before income taxes	(21,264)	(37,242)	(43,548)	(65,379)
Provision for income taxes	6,202	2,194	7,142	2,828

Net Loss	(27,466)	(39,436)	(50,690)	(68,207)
Preferred stock dividends and accretion costs	(2,517)	(2,271)	(4,943)	(4,474)

Loss applicable to common stockholders	$(29,983)	$(41,707)	$(55,633)	$(72,681)

For Basic and Diluted Shares:
Loss per common share	$(1.58)	$(2.34)	$(2.93)	$(4.08)
Weighted average common shares outstanding	19,022	17,838	19,006	17,831

See accompanying notes to the condensed consolidated financial statements.

Geokinetics Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES
Net loss	$(50,690)	$(68,207)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	65,481	77,329
Bad debt expense	—	2,842
Loss on prepayment of debt, amortization of deferred financing costs, and accretion of debt discount	2,816	4,726
Stock-based compensation	1,008	1,205
(Gain) loss on disposal, exchange and sale of assets	(418)	524
Change in fair value of derivative liabilities	(5,604)	(8,972)
Changes in operating assets and liabilities:
Restricted cash, net of investing portion	4,332	(1,523)
Accounts receivable	51,242	40,216
Prepaid expenses and other assets	1,239	(2,926)
Deferred costs	4,143	(545)
Accounts payable	(36,423)	2,112
Deferred revenue	(13,810)	11,333
Accrued liabilities and other liabilities	3,192	(13,445)

Net cash provided by operating activities	26,508	44,669

INVESTING ACTIVITIES
Investment in multi-client data library, net	(29,130)	(40,256)
Purchases and acquisition of property and equipment	(9,267)	(9,381)
Purchases of other assets	(409)	(1,519)
Proceeds from sale/disposal of assets	14,786	1,626
Change in restricted cash	(6,917)	—

Net cash used in investing activities	(30,937)	(49,530)

FINANCING ACTIVITIES
Proceeds from issuance of debt	—	58,312
Net change in short-term debt	(1,782)	—
Payments on capital lease obligations and vendor financing	(2,109)	(936)
Payments on debt	—	(33,000)
Payments of debt issuance costs	(321)	(587)

Net cash provided by (used in) financing activities	(4,212)	23,789

Net increase (decrease) in cash	(8,641)	18,928
Cash at the beginning of period	44,647	42,851

Cash at the end of period	$36,006	$61,779

Supplemental disclosures of cash flow information:
Cash disclosures:
Interest paid	$18,379	$16,800
Income taxes paid	$2,571	$3,817
Non-cash disclosures:
Capitalized depreciation to multi-client data library	$2,407	$2,440
Purchases of property and equipment under capital lease obligations and vendor financings, net of down payments	$2,430	$3,835

See accompanying notes to the condensed consolidated financial statements.

Geokinetics Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Deficit
and Accumulated Other Comprehensive Income

(In thousands except share amounts)

(Unaudited)

	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Deficit
Balance at December 31, 2011	19,289,489	$193	$228,410	$(431,442)	$20	$(202,819)
Stock-based compensation	—	—	1,008	—	—	1,008
Restricted stock issued, net	419,005	4	(4)	—	—	—
Accretion of preferred issuance costs and discounts	—	—	(573)	—	—	(573)
Accrual of preferred dividends	—	—	(4,370)	—	—	(4,370)
Net loss		—	—	(50,690)	—	(50,690)

Balance at June 30, 2012	19,708,494	$197	$224,471	$(482,132)	$20	$(257,444)

See accompanying notes to the condensed consolidated financial statements.

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: General

Organization

        Geokinetics Inc., a Delaware corporation founded in 1980, is based in Houston, Texas. The Company is a global provider of seismic data acquisition, processing and integrated reservoir geosciences services, and a leader in providing land, transition zone and shallow water OBC environment geophysical services. These geophysical services include acquisition of 2D, 3D, time-lapse 4D and multi-component seismic data surveys, data processing and integrated reservoir geosciences services for customers in the oil and natural gas industry, which include national oil companies, major international oil companies and independent oil and gas exploration and production companies worldwide. Seismic data is used by these companies to identify and analyze drilling prospects and maximize successful drilling. The Company also owns a multi-client seismic data library whereby it maintains full or partial ownership of data acquired; client access is provided via licensing agreements. The Company's multi-client seismic data library consists of data covering various areas in the United States, Canada and Brazil.

Basis of Presentation

        The Company's unaudited interim condensed consolidated financial statements included herein have been prepared on the accrual basis of accounting in accordance with GAAP and pursuant to the rules and regulations of the SEC. Accordingly, certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The Company believes that the presentations and disclosures herein are adequate for a fair presentation. The unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods presented. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its 2011 Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

        The unaudited interim condensed consolidated financial statements include the accounts of Geokinetics Inc. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

        Certain prior period amounts have been reclassified to conform to current period financial statement presentation.

Liquidity and Recent Developments

        On May 31, 2012, the Company appointed David J. Crowley as the President and Chief Operating Officer of the Company.

        On May 9, 2012, the Company entered into (i) a Series B Preferred Stock Subscription and Exchange Agreement (the "Series B Exchange Agreement") pursuant to which all the shares of Series B Senior Convertible Preferred Stock were exchanged for shares of the Series B-1 Senior Convertible Preferred Stock of the Company and (ii) a Series C Preferred Stock Subscription and Exchange Agreement pursuant to which all the shares of Series C Senior Preferred Stock were exchanged for shares of the Series C-1 Senior Preferred Stock of the Company. Additionally, on May 9, 2012, the Company amended the terms of the 2008 Warrants and 2010 Warrants. See notes 4 and 5.

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1: General (Continued)

        On March 16, 2012, the Company entered into a commitment letter with Avista and an affiliate of Avista to provide up to an additional $10.0 million in debt financing until January 1, 2013. Avista's obligations under the commitment letter are subject to the execution and delivery of definitive documents and other closing conditions. See note 3. The Company is currently pursuing various financing alternatives that may result in our termination of the commitment letter prior to entering into definitive documents with Avista and its affiliate, although there can be no assurances that we will be able to successfully implement any such alternatives.

        On March 15, 2012, the Company entered into a purchase and sale agreement pursuant to which the Company agreed to sell certain North American seismic data in exchange for $10.0 million in cash. The transaction closed on March 30, 2012. See note 2.

        The Company continued to incur operating losses primarily due to delays in project commencements, low asset utilization, idle crew costs and the Mexico liftboat incident, which resulted in serious concerns about the Company's liquidity beginning in 2011 and continuing into 2012. In an effort to address these liquidity issues, the Company's management instituted a number of steps, including the decision to close some of its regional offices and exit certain operations around the world where the long-term prospects for profitability were not in line with the Company's business goals. Additionally, the Company's management continues to focus on cost reductions, potential additional sales of assets, further centralization of bidding and management services to provide a higher level of control over costs and bidding on seismic acquisition services under careful consideration of required capital expenditures for additional equipment or restrictions in cash required for bid or performance bonds.

        Management is focused on improving liquidity through the implementation of the actions described above, although any unforeseen unfavorable developments could have a further material adverse effect on the Company's liquidity and financial condition. We anticipate that additional efforts will be required to address the Company's high levels of indebtedness and we continue to work with our financial advisor to address these issues through a possible restructuring of the Company's indebtedness and existing capital structure. Given the Company's high levels of indebtedness and currently outstanding preferred stock which have preference over our common stock, we believe it is unlikely that any significant value would be ascribed to our common stock after any such restructuring.

        In addition to working with the Company's financial advisor regarding a possible restructuring of our indebtedness and capital structure, the Company's management is currently reviewing other alternatives, and may adopt strategies such as reducing or delaying capital investments, delaying bids on new sales or seeking to raise additional capital through debt or equity financing. However, the Company's current credit rating limits the Company's ability to access the debt capital markets and the recent low trading price of the Company's common stock severely limits the Company's ability to raise substantial capital in the equity capital markets. Among other restrictions, our Notes and the Whitebox Revolving Credit Facility also limit our ability to incur or guarantee additional debt or to grant additional liens on our assets which further limits our ability to raise additional capital through debt financing. The ability to timely raise sufficient capital may also be limited by NYSE MKT stockholder approval requirements for certain transactions involving the issuance of the Company's common stock or securities convertible into the Company's common stock.

        These alternatives may not be successful, and the Company could face a substantial liquidity shortfall and might be required to dispose of certain assets or operations or take other actions to meet

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1: General (Continued)

its operating and debt service obligations. The failure to meet its debt service obligations would constitute an event of default under the Whitebox Revolving Credit Facility and the Notes, and the Lenders or Note holders could declare all amounts outstanding under the Whitebox Revolving Credit Facility or Notes to be immediately due and payable. In such event, the Company would likely be forced to pursue a restructuring of its indebtedness and capital structure and we believe that, given our high levels of indebtedness and currently outstanding preferred stock which have preference over our common stock, it is unlikely that any significant value would be ascribed to our existing common stock after any such restructuring.

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

        In December 2011, the FASB and the IASB issued an update to ASC 210, Balance Sheet—Disclosures about Offsetting Assets and Liabilities. This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for annual and interim reporting periods beginning on or after January 1, 2013. The disclosures required by this ASU should be presented retrospectively for all comparative periods presented. The Company is currently evaluating the provisions of this ASU.

Recent Accounting Standards Adopted

        In June 2011, the FASB issued an update to ASC 220, Presentation of Comprehensive Income. This ASU provides an entity with the option to present comprehensive income in either (i) a single statement that presents the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income; or (ii) a two-statement approach which presents the components of net income and total net income in a first statement, immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The presentation of other comprehensive income in the statement of changes in equity was eliminated. The guidance is applied retrospectively and the Company adopted the provisions of this ASU on January 1, 2012, with the exception of those amendments relating to the presentation of reclassification adjustments out of accumulated other comprehensive income, which have been deferred as mentioned above. The Company elected the option to present comprehensive income in a single statement. However, the adoption of this guidance did not have an impact on the Company's consolidated financial statements as there were no items related to comprehensive income during the three and six months ended June 30, 2012 and 2011.

        In May 2011, the FASB issued an update to ASC 820, Fair Value Measurements. This ASU clarifies the application of certain fair value measurement requirements and requires, among other things, expanded disclosures for Level 3 fair value measurements and the categorization by level for

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1: General (Continued)

items for which fair value is required to be disclosed in accordance with ASC 825, Financial Instruments. The guidance is applied prospectively and the Company adopted the provisions of this ASU on January 1, 2012. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements. See note 6.

NOTE 2: Selected Asset Information

Restricted Cash

        Total restricted cash consists of short-term investments, primarily certificates of deposit, carried at cost. In the normal course of business, this amount is comprised of primarily cash collateral for letters of credit and performance guarantees. At June 30, 2012 and December 31, 2011, restricted cash also included cash held in trust of $0.9 million and $0.2 million, respectively, in connection with a short-term project financing agreement entered into in November 2011 by one of our subsidiaries in Latin America.

        At June 30, 2012, restricted cash classified as non-current included $3.1 million remaining from the proceeds received in connection with the sale during the first quarter of 2012 of certain North American seismic data. See below under "—Multi-Client Data Library, Net." The proceeds from the sale are restricted for reinvestment in long-term assets pursuant to the Notes indenture and restrictions therein.

Sales of Certain Accounts Receivable

        In order to improve the Company's liquidity, one of the Company's international subsidiaries in Latin America sells certain eligible trade accounts receivable under a program sponsored by a financial agent of the foreign government to accelerate collections. There is no recourse to the subsidiary for uncollectible receivables and, once sold, the subsidiary's effective control over the accounts is ceded. The cost associated with these sales is calculated based on LIBOR plus five percentage points and the value and due date of the accounts receivable sold.

        At the time of sale, the related accounts receivable are removed from the balance sheet and the proceeds and cost are recorded. The Company received proceeds of $45.4 million and $25.8 million from sales of accounts receivable during the three months ended June 30, 2012 and 2011, respectively. The Company received proceeds of $77.4 million and $45.3 million from sales of accounts receivable during the six months ended June 30, 2012 and 2011, respectively. The loss on the sale of these accounts receivable during the three and six months ended June 30, 2012 was $0.1 million and $0.2 million, respectively, and is included in operating expenses in the Company's interim condensed consolidated statement of operations. The loss on the sale of these accounts receivable during the three and six months ended June 30, 2011 was $0.1 million and $0.2 million, respectively, and is included in operating expenses in the Company's interim condensed consolidated statement of operations.

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2: Selected Asset Information (Continued)

Property and Equipment, Net

        Property, equipment and accumulated depreciation were as follows (in thousands):

	Estimated Useful Life	June 30, 2012	December 31, 2011
		(Unaudited)
Field operating equipment	3 - 10 years	$318,882	$318,530
Vehicles	3 - 10 years	72,485	76,849
Buildings and improvements	6 - 39 years	10,531	10,948
Software	3 - 5 years	25,974	25,554
Data processing equipment	3 - 5 years	9,692	9,765
Furniture and equipment	3 - 5 years	3,860	3,994

		441,424	445,640
Less: accumulated depreciation		(256,948)	(235,281)

		184,476	210,359
Assets under construction		2,242	2,277

		$186,718	$212,636

        The Company reviews the useful life and residual values of property and equipment on an ongoing basis considering the effect of events or changes in circumstances. Depreciation expense related to the Company's property and equipment for the three and six months ended June 30, 2012 was $17.8 million and $35.6 million, respectively. Depreciation expense related to the Company's property and equipment for the three and six months ended June 30, 2011 was $18.5 million and $36.1 million, respectively.

        On March 30, 2012, the Company entered into an Exchange Agreement pursuant to which the Company exchanged, in a reciprocal transfer, certain of its equipment in North America. The Company recorded a gain of $3.9 million related to this transaction, which is included in direct operating expenses in the Company's interim condensed consolidated statement of operations.

        The Company stores and maintains property and equipment in the countries in which it does business. In connection with the acquisition of PGS Onshore in February 2010, the Company acquired certain property and equipment in Libya and entered into an agreement with PGS to operate the business there on the Company's behalf. The Company subsequently completed the formation of a subsidiary and acquired certain required licenses to operate its seismic acquisition business. However, as a result of the civil unrest in Libya, the Company has been unable to operate its business or utilize its equipment in Libya since the first quarter of 2011. During the second quarter of 2012, the Company began to transfer this equipment out of the area and anticipates completing the process during the third quarter of 2012. At June 30, 2012, the net book value of the equipment remaining in Libya was $7.6 million. While the Company maintains insurance coverage on these assets, this coverage is limited only to certain defined loss events. To date, these defined events have not occurred.

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2: Selected Asset Information (Continued)

Multi-Client Data Library, Net

        Multi-client data library consists of seismic surveys that are licensed to customers on a non-exclusive basis. The Company capitalizes all costs directly associated with acquiring and processing the data, including depreciation of the assets used in production of the surveys.

        Multi-client seismic library costs and accumulated amortization were as follows (in thousands):

	June 30, 2012	December 31, 2011
	(Unaudited)
Acquisition and processing costs	$162,404	$169,881
Less accumulated amortization	(134,294)	(128,369)

Multi-client data library, net	$28,110	$41,512

        Amortization expense related to the Company's multi-client data library for the three and six months ended June 30, 2012 was $14.3 million and $29.8 million, respectively. Amortization expense related to the Company's multi-client data library for the three and six months ended June 30, 2011 was $17.7 million and $39.4 million, respectively.

        On March 15, 2012, the Company entered into a Purchase and Sale Agreement (the "Agreement") pursuant to which the Company agreed to sell certain North American seismic data in exchange for $10.0 million in cash. The data sold included 4,751 miles of 3D data, and 644 linear miles of 2D data. The Agreement provides that the Company will retain the right to receive 75% of the net revenues (as defined in the Agreement) generated and collected on this seismic data until the earlier of such time as the Company receives a total of $2.0 million in net revenues or March 7, 2017. If the Company receives $2.0 million in net revenues prior to March 7, 2017, then the Company will thereafter retain the right to receive 50% of the net revenues generated until March 7, 2017. The transaction closed on March 30, 2012 and the Company received proceeds of $10.0 million and recorded a loss of $5.1 million on the sale, which is included in direct operating expenses in the Company's interim condensed consolidated statement of operations. Pursuant to the Notes indenture and restrictions therein, the proceeds from the sale must be used for reinvestment in long-term assets. As of June 30, 2012, the Company has used most of the proceeds for that purpose except for $3.1 million which are included in non-current restricted cash in the Company's consolidated balance sheet.

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2: Selected Asset Information (Continued)

Deferred Financing Costs

        Changes in deferred financing costs are as follows (in thousands):

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
	(Unaudited)	(Unaudited)
Balance at the beginning of the period	$12,987	$11,794
Capitalized(1)	714	587
Amortized(2)	(2,017)	(1,500)
Write-offs(3)	—	(2,001)

Balance at the end of the period	$11,684	$8,880

(1)
In 2012, the Company recorded $0.7 million in deferred financing costs in connection with the financing with certain related parties. See note 3. In 2011, the Company recorded $0.5 million in deferred financing costs in connection with an amendment to the RBC Revolving Credit Facility.

(2)
Includes $1.0 million and $0.9 million for the three months ended June 30, 2012 and 2011, respectively.

(3)
During the second quarter of 2011, the company wrote off 1) $1.1 million, included in interest expense in the interim condensed consolidated statement of operations, related to an amendment to the RBC Revolving Credit Facility and 2) $1.1 million, included in other income (expense) in the interim condensed consolidated statement of operations, related to the early extinguishment of the RBC Revolving Credit Facility.

Other Assets, Net

        Other assets, net, are as follows (in thousands):

	June 30, 2012			December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
	(Unaudited)
Intangible assets:
Order backlog	$5,700	$(5,700)	$—	$5,700	$(5,629)	$71
License agreement	500	(119)	381	500	(94)	406

Total intangible assets	$6,200	$(5,819)	$381	$6,200	$(5,723)	$477

Other:
Cost method investments			7,123			6,713
Indemnification receivable from PGS and other assets			1,436			1,447

Total other			8,559			8,160

Total other assets, net			$8,940			$8,637

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2: Selected Asset Information (Continued)

        Amortization expense related to the above assets for the three and six months ended June 30, 2012 was $0.0 million and $0.1 million, respectively. Amortization expense related to the above assets for the three and six months ended June 30, 2011 was $0.6 million and $1.8 million, respectively. The decrease is primarily related to the order backlog, which was fully amortized in January 2012.

NOTE 3: Debt and Capital Lease Obligations

        Long-term debt and capital lease obligations were as follows (in thousands):

	June 30, 2012	December 31, 2011
	(Unaudited)
Whitebox Revolving Credit Facility—11.125%	$50,000	$50,000
Senior Secured Notes due December 2014, net of discount—9.75%	297,187	296,615
Capital lease obligations and notes payable from vendor financing arrangements	6,023	6,039
Other(1)	290	2,072

Total	353,500	354,726
Less: current portion	(3,332)	(4,543)

Total, net(2)	$350,168	$350,183

(1)
Includes $0 million and $2.1 million, respectively, associated with the short-term project financing described below.

(2)
Excludes $57.9 million and $53.2 million, respectively, related to the Company's mandatorily redeemable preferred stock. See note 4.

Financing Provided by Related Parties

        On March 16, 2012, the Company entered into a commitment letter (the "Commitment Letter") with Avista and an affiliate of Avista (collectively, the "Avista Financing Parties") to obtain debt financing from the Avista Financing Parties until January 1, 2013. Pursuant to the terms of the Commitment Letter, at the election of the Company from time to time, the Avista Financing parties agreed to (i) purchase up to an additional $10 million in aggregate principal amount of Notes (the "U.S. Avista Notes") and (ii) enter into foreign loan facilities (the "Foreign Avista Notes" and, collectively with the U.S. Avista Notes, the "Additional Avista Notes") to be secured by the assets of certain of the Company's non-U.S. subsidiaries that would be drawn down from time to time concurrently with the purchase by the Avista Financing Parties of any U.S. Avista Notes (the "Commitment"). In the event that the Company elects to exercise its right to have the Avista Financing Parties purchase any Additional Avista Notes, the Company will be obligated to deliver U.S. Avista Notes with a principal amount equal to the amount of the purchase price and Foreign Avista Notes in an aggregate principal amount equal to 80% of such purchase price, allocated among the Foreign Avista Notes as directed by the Avista Financing Parties.

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3: Debt and Capital Lease Obligations (Continued)

        The obligations of the Avista Financing Parties under the Commitment Letter are subject to the execution and delivery of definitive documents and other closing conditions. In consideration for their obligations under the Commitment Letter, the Company paid the Avista Financing Parties a fee of $0.3 million at the time the Commitment Letter was executed and incurred an obligation to deliver either warrants to purchase 190,000 shares of the Company's common stock or its cash equivalent value, at the Company's election, at the earlier of a purchase of any Additional Avista Notes or June 30, 2012 (unless the Commitment was terminated earlier than June 30, 2012 and prior to any such purchase). The Company elected to pay the cash equivalent value of the warrants and recorded a liability for $0.3 million on June 30, 2012. Also on June 30, 2012, in accordance with the Commitment Letter terms, the Company incurred an obligation to deliver warrants to purchase an additional 190,000 shares of the Company's common stock or its cash equivalent value, at the Company's election, as the Commitment remained outstanding as of that date. The Company elected to pay the cash equivalent value of the warrants and recorded a liability for $0.1 million. The Company is obligated to deliver warrants to purchase an additional 190,000 shares of the Company's common stock or its cash equivalent value, at the Company's election, at each of September 30, 2012 and December 31, 2012 if the Commitment or any Notes remain outstanding as of the applicable foregoing dates. Certain of the financing transactions under the Commitment Letter were subject to a right of first refusal in favor of certain of the Company's existing senior lenders, which expired unexercised on June 29, 2012.

        In accordance with the terms of the Commitment Letter, any warrants issued in connection with the transactions contemplated under the Commitment will have an exercise price of $0.01 per share of common stock and otherwise will be issued with terms substantially similar to the warrants the Company issued to the Avista Financing Parties in 2010.

        Through the date of this filing, no financing has been requested in connection with the Commitment Letter. The Company is currently pursuing various financing alternatives that may result in our termination of the commitment letter prior to entering into definitive documents with the Avista Financing Parties, although there can be no assurances that we will be able to successfully implement any such alternatives.

Whitebox Revolving Credit Facility

        On May 24, 2011, the RBC Revolving Credit Facility was assigned to the Lenders. The Company entered into an amended and restated credit facility agreement with the Lenders on August 12, 2011. In connection with this agreement, the Company paid a closing fee of $1.7 million in cash on August 12, 2011, and paid a $4.0 million advisory fee by issuing an aggregate of 1,041,668 shares of common stock (the "Advisory Shares") to the Lenders on August 29, 2011. The issuance of the Advisory Shares triggered the anti-dilution provisions of (i) Geokinetics' Series B Preferred Stock (subsequently exchanged for Series B-1 Preferred Stock), (ii) the 2008 Warrants, and (iii) the 2010 Warrants. The closing fee and the advisory fee were recorded as deferred financing costs and will be amortized through the maturity date of this agreement.

        Borrowings outstanding under the facility bear interest at 11.125%; amounts in excess of the amount outstanding and the total amount available of $50.0 million are subject to an unused commitment fee of 11.125%. The facility does not provide for the issuance of letters of credit and will mature on September 1, 2014. Borrowings under the facility are secured by certain of Geokinetics' and its subsidiaries' U.S. assets and the pledge of a portion of the stock of certain of its foreign subsidiaries. There are no scheduled amortization or commitment reductions prior to maturity but the Company is

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3: Debt and Capital Lease Obligations (Continued)

required to prepay the facility with proceeds from certain asset sales. The Company has the option to prepay the facility upon the issuance of certain equity securities or after the first year, subject to a reduction fee schedule. The facility has no financial maintenance covenants.

Senior Secured Notes Due 2014

        On December 23, 2009, Holdings issued $300.0 million of Notes in a private placement to institutional buyers at an issue price of $294.3 million or 98.093% of the principal amount. The discount is accreted as an increase to interest expense over the term of the Notes. At June 30, 2012 and December 31, 2011, the effective interest rate on the Notes was 11.1%, which includes the effect of the discount accretion and deferred financing costs amortization. The stated interest rate on the Notes is 9.75% and interest is payable semi-annually in arrears on June 15 and December 15 of each year. The Notes are fully and unconditionally guaranteed by the Company and by each of the Company's current and future domestic subsidiaries (other than Holdings, which is the issuer of the Notes). Pursuant to the terms of an inter-creditor agreement, the Notes are junior to the Whitebox Revolving Credit Facility as to receipt of collateral and/or collateral proceeds securing both the Whitebox Revolving Credit Facility and the Notes. The Company may redeem up to 10% of the original principal amount of the Notes during each 12-month period at 103% of the principal amount plus accrued interest until the second anniversary following their issuance. Thereafter, the Company may redeem all or part of the Notes at a prepayment premium which will decline over time. In the event of occurrence of a change of control, the Company will be required to make an offer to repurchase the Notes at 101% of the principal amount plus accrued interest. The indenture for the Notes contains customary covenants for non-investment grade indebtedness, including restrictions on the Company's ability to incur indebtedness, to declare or pay dividends and repurchase its capital stock, to invest the proceeds of asset sales, and to engage in transactions with affiliates.

Capital Lease and Vendor Financing Obligations

        From time to time, the Company enters into capital leases and vendor financing arrangements to purchase certain equipment. The equipment purchased from these vendors is paid over a period of time. The amount due under all capital leases and vendor financing arrangements was approximately $6.0 million at June 30, 2012 and December 31, 2011. The net book value of the property and equipment acquired under all capital leases and vendor financing agreements at June 30, 2012 and December 31, 2011 was approximately $8.3 million and $7.9 million, respectively.

Foreign Revolving Credit Lines

        The Company maintains various foreign bank overdraft facilities used to fund short-term working capital needs. At June 30, 2012, the Company had approximately $1.5 million of available credit and $0.3 million was outstanding under these facilities. At December 31, 2011, the Company had approximately $2.4 million of available credit and no borrowings were outstanding under these facilities.

Short-term Project Financing—Line of Credit Agreement

        On November 22, 2011, one of the Company's subsidiaries in Latin America entered into a short-term project financing line of credit agreement secured primarily by the cash flows generated by the underlying project contract. The cash inflows and outflows associated with this agreement and the underlying project contract are managed through a trust specifically set up for this purpose and

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3: Debt and Capital Lease Obligations (Continued)

required by the agreement. The trust's financial statements have been fully consolidated with the Company's Latin American subsidiary and reflected accordingly. The maximum credit available under this agreement is $5.6 million of which $0 million was outstanding at June 30, 2012, and $2.1 million was outstanding at December 31, 2011.

        Disbursements under the line of credit agreement are subject to a fee of 3.0% plus VAT and borrowings outstanding under this agreement bear interest at 8.0% plus one-month LIBOR rate, which was 8.52% and 8.45% at June 30, 2012 and December 31, 2011, respectively. The agreement matures on December 17, 2012 and certain financial covenants apply as long as amounts remain outstanding under the agreement. The Company's subsidiary was not in compliance with these covenants at December 31, 2011 and subsequently secured a waiver through the maturity of the credit agreement. The Company's subsidiary was in compliance with the revised covenants at June 30, 2012.

NOTE 4: Mandatorily Redeemable Preferred Stock and Warrants

        The Company classifies its mandatorily redeemable preferred stock, which is not convertible or exchangeable for the Company's common stock, as a long-term liability. Dividends paid or accrued are reflected as interest expense in the Company's interim condensed consolidated statements of operations.

        Mandatorily redeemable preferred stock consisted of (in thousands, except share amounts):

	June 30, 2012		December 31, 2011
	Shares	$	Shares	$
	(Unaudited)
Series C-1 Mandatorily Redeemable Preferred:
Issued	133,982	$33,495	133,982	$33,495
Discount, net of accretion	—	(811)	—	(927)
Accrued interest	—	11,437	—	8,909

Series C-1 Mandatorily Redeemable Preferred, net	133,982	44,121	133,982	41,477

Series D Mandatorily Redeemable Preferred:
Issued	120,000	30,000	120,000	30,000
Discount, net of accretion	—	(21,938)	—	(22,049)
Accrued interest	—	5,752	—	3,782

Series D Mandatorily Redeemable Preferred, net	120,000	13,814	120,000	11,733

Total		$57,935		$53,210

Series C-1 Mandatorily Redeemable Preferred Stock and 2008 Warrants

        On July 28, 2008, the Company issued 120,000 shares of its Series B-2 Preferred Stock to Avista and an affiliate of Avista. In December 2009, the Company agreed to exchange its previously issued Series B-2 Preferred Stock for 133,982 shares of new Series C Preferred Stock plus 750,000 shares of Geokinetics common stock, which were issued to Avista and its affiliate. On May 9, 2012, the Company entered into a Series C Preferred Stock Subscription and Exchange Agreement pursuant to which all the shares of Series C Preferred Stock were exchanged for an equal number of shares of the new Series C-1 Senior Preferred Stock of the Company. The exchange was consummated to resolve certain

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4: Mandatorily Redeemable Preferred Stock and Warrants (Continued)

technical legal questions relating to the prior issuance of and/or amendment to certain shares of the Series C Preferred Stock and to ensure that full legal effect is given to prior agreements between the Company and the holders of the Series C Preferred Stock. The terms of the new Series C-1 Preferred Stock are consistent with the terms of the Series C Preferred Stock such that the Series C-1 Preferred Stock is intended to have the same economic effect as the Series C Preferred Stock for which they were exchanged.

        The Company is required to redeem the Series C-1 Preferred Stock on December 16, 2015. The Series C-1 Preferred Stock accrues dividends at a rate of 11.75% and dividends accrue until December 16, 2015. The Series C-1 Preferred Stock is not convertible or exchangeable for Geokinetics' common stock. The liquidation value of the Series C Preferred Stock was $44.9 million at June 30, 2012. The Series C Preferred Stock has liquidation preference over the Series D preferred stock (see below).

        For the three and six months ended June 30, 2012, the Company recognized interest expense of $1.3 million and $2.6 million, respectively, related to the Series C-1 Preferred Stock, which include accretion of discount of $0.1 million and $0.1 million, respectively. For the three and six months ended June 30, 2011, the Company recognized interest expense of $1.3 million and $2.4 million, respectively, related to the Series C-1 Preferred Stock, which include accretion of discount of $0.1 million and $0.1 million, respectively.

2008 Warrants

        On July 28, 2008, the Company issued warrants to purchase 240,000 shares of Geokinetics common stock to Avista and an affiliate of Avista in conjunction with the issuance of the Series B-2 Preferred Stock. The 2008 Warrants have a current exercise price of $9.05 per share. The 2008 Warrants expire on July 28, 2013 and contain anti-dilution provisions substantially identical to the Series B-1 Preferred Stock such that if the Company issues certain equity securities for a price that is lower than the warrant exercise price, the exercise price of the warrants will be adjusted downward pursuant to a specific formula.

        On May 9, 2012, the Company amended the terms of the 2008 Warrants to, among other things, provide that (i) if the exercise price of the 2008 Warrants is adjusted as a result of the issuance, if any, of the warrants pursuant to the Avista Commitment Letter, then the adjusted exercise price will not be lower than the closing price of the Company's common stock on the last trading day before such warrants are issued and (ii) the issuance of the new Series B-1 Preferred Stock pursuant to the exchange of Series B Preferred Stock will not result in adjustment to the exercise price of the 2008 Warrants.

        As a result of the anti-dilution provisions, the 2008 Warrants are accounted for at fair value and recorded as derivative liabilities in the Company's consolidated balance sheets at June 30, 2012 and December 31, 2011.

Series D Mandatorily Redeemable Junior Preferred Stock and 2010 Warrants

        On December 14, 2010, the Company issued 120,000 shares of a new series of junior preferred stock ("Series D Preferred Stock"). The Series D Preferred Stock was issued to related parties including Avista and its affiliates, PGS, Levant and certain directors of the Company. Dividends on the Series D Preferred Stock accrue from the date of issuance and are paid in cash or accrued at the

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4: Mandatorily Redeemable Preferred Stock and Warrants (Continued)

election of Geokinetics at a rate of 10.5% per annum and compounded quarterly if paid in cash and 11.5% per annum and compounded quarterly if accrued but not paid. The Series D Preferred Stock is subject to mandatory redemption on December 15, 2016 and subject to redemption at the option of Geokinetics at the liquidation preference. The preferred stock was issued at a value of $8.3 million. The original discount of $21.7 million will be accreted through December 15, 2016 as additional interest expense using the effective interest rate method. The liquidation value of the Series D Preferred Stock was $35.8 million at June 30, 2012. The Series D Preferred Stock is not convertible or exchangeable for Geokinetics' common stock.

        For the three and six months ended June 30, 2012, the Company recognized total interest expense of $1.1 million and $2.1 million, respectively, related to the Series D Preferred Stock, which includes accretion of discount of $0.1 million and $0.1 million, respectively. For the three and six months ended June 30, 2011, the Company recognized total interest expense of $1.2 million and $2.3 million, respectively, related to the Series D Preferred Stock, which includes accretion of discount of $0.3 million and $0.5 million, respectively.

2010 Warrants

        On December 14, 2010, the Company issued warrants to purchase 3,495,000 shares of Geokinetics common stock in conjunction with the issuance of the Series D Preferred Stock. The 2010 Warrants have a current exercise price of $3.84 per share. The 2010 Warrants expire on December 15, 2016 and contain price protection provisions such that if the Company issues certain equity securities on or prior to December 14, 2012, for a price that is lower than the warrant conversion price, the exercise price of the warrants will be adjusted to the price of the newly issued equity securities. After December 14, 2012, the exercise price adjusts in accordance with a similar formula as the Series B-1 Preferred Stock. See note 5.

        On May 9, 2012, the Company amended the terms of the 2010 Warrants to, among other things, provide that the issuance of the new Series B-1 Preferred Stock pursuant to the exchange of the Series B Preferred Stock will not result in an adjustment to the exercise price of the 2010 Warrants.

        As a result of the anti-dilution provisions, the 2010 Warrants are accounted for at fair value and recorded as derivative liabilities in the consolidated balance sheets at June 30, 2012 and December 31, 2011.

NOTE 5: Preferred Stock

        On December 15, 2006, in connection with the repayment of a subordinated loan, the Company issued 228,683 shares of its Series B-1 Preferred Stock, $10.00 par value, pursuant to the terms of the Securities Purchase Agreement dated September 8, 2006, with Avista, an affiliate of Avista and another institutional investor. Effective December 18, 2009, the holders of the Series B-1 Preferred Stock and the Company agreed to revised terms including (i) an extension of the redemption date to December 15, 2015; (ii) a reduction of the conversion rate to $17.436; (iii) an option to pay dividends in kind until December 15, 2015; and iv) an increase in the dividend rate to 9.75%. In addition, the series of preferred stock was re-designated as Series B Preferred Stock. In connection with the issuance of the 2010 Warrants on December 14, 2010, the conversion price of the Series B Preferred Stock was reset to $16.40. In connection with the issuance of the Advisory Shares on August 29, 2011, associated

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5: Preferred Stock (Continued)

with the Whitebox Revolving Credit Facility, the conversion price of the Series B Preferred Stock was reset to $15.95.

        On May 9, 2012, the Company entered into the Series B Exchange Agreement pursuant to which all the shares of Series B Preferred Stock were exchanged for shares of the new Series B-1 Senior Convertible Preferred Stock of the Company. The Series B Exchange Agreement was consummated to resolve certain technical legal questions relating to the prior issuance of and/or amendment to certain shares of the Series B Preferred Stock and to ensure that full legal effect is given to prior agreements between the Company and the holders of the Series B Preferred Stock. In connection with the exchange, the Company issued to the holders of the Series B Preferred Stock an equal number of shares of new Series B-1 Preferred Stock in exchange for the outstanding Series B Preferred Stock (including additional shares which were previously issued or owing as of March 31, 2012 as payments of dividends in kind).

        The terms of the new Series B-1 Preferred Stock are consistent with the terms of the Series B Preferred Stock which was exchanged such that the new Series B-1 Preferred Stock is intended to have the same economic effect as the Series B Preferred Stock, except with respect to changes to modify the anti-dilution provisions in the new Series B-1 Preferred with respect to the treatment of warrants, if any, to be issued in connection with the Avista Commitment Letter (see note 3).

        Each holder of Series B-1 Preferred Stock is entitled to receive cumulative dividends at the rate of 9.75% per annum on the liquidation preference of $250.00 per share, compounded quarterly. At the Company's option through December 15, 2015, dividends may be paid in additional shares of Series B-1 Preferred Stock. After such date, dividends are required to be paid in cash if declared. Dividends on the Series B-1 Preferred Stock have been accrued or paid in kind exclusively to date. At June 30, 2012 and December 31, 2011, the Series B-1 Preferred Stock is presented as mezzanine equity.

        At each issuance of the Series B-1 Preferred Stock, the fair value of the Series B-1 Preferred Stock conversion feature is bifurcated and recorded as a derivative liability. The difference between the fair value of the conversion feature and the liquidation preference amount is recorded as additional discount of the Series B-1 Preferred Stock. The accretion of the additional discount to the preferred stock resulting from bifurcating the Series B-1 Preferred Stock conversion feature was $0.3 million and $0.6 million for the three and six months ended June 30, 2012, respectively. The accretion of the additional discount to the preferred stock resulting from bifurcating the Series B-1 Preferred Stock conversion feature was $0.2 million and $0.4 million for the three and six months ended June 30, 2011, respectively.

        The Series B-1 Preferred Stock contains certain anti-dilution provisions. Under these provisions, if the Company issues certain equity securities at a price lower than the conversion price of the Series B-1 Preferred Stock, the conversion price is adjusted to the price per share of the newly issued equity securities except that, if prior to the issuance of new equity securities, the Company has issued certain equity securities valued at over $50.0 million, the conversion price is adjusted downward pursuant to a specific formula. Additionally, in the event of an issuance of warrants in connection with the Avista Commitment Letter (see note 3), the conversion price for the new Series B-1 Preferred Stock will not be adjusted below the closing price of the Company's common stock on the last trading day before such warrants are issued.

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5: Preferred Stock (Continued)

        The following table sets forth the changes in the carrying value of the Company's Series B-1 Preferred Stock for the six months ended June, 2012:

	Shares	$ (thousands)
Balance at December 31, 2011	351,444	$83,313
Accrued dividends	17,338	4,335
Fair value of bifurcated conversion feature	—	(27)
Accretion of issuance costs and additional discount	—	573

Balance at June 30, 2012	368,782	$88,194

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

          Level 2—Financial assets and liabilities whose values are based on quoted market prices for similar assets and liabilities, quoted market prices for identical assets and liabilities in markets that are not active or other inputs that can be corroborated by observable market data.

          Level 3—Financial assets and liabilities whose values are based on inputs that are both significant to the fair value measurement and unobservable. Internally developed valuations reflect the Company's judgment about assumptions market participants would use in pricing the asset or liability estimated impact to quoted market prices.

        The Company records derivative liabilities on its balance sheet related to the 2008 and the 2010 Warrants and the conversion feature embedded in the Series B-1 Preferred Stock in the Level 3 category.

        The Company's liabilities measured and recorded at fair value on a recurring basis are as follows (in thousands):

	June 30, 2012
	(Unaudited)
	Total	(Level 1)	(Level 2)	(Level 3)
Conversion feature embedded in the Series B-1 Preferred Stock	$26	$—	$—	$26
2008 Warrants	—	—	—	—
2010 Warrants	175	—	—	175

Total derivative liabilities	$201	$—	$—	$201

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6: Fair Value of Financial Instruments (Continued)

	December 31, 2011
	Total	(Level 1)	(Level 2)	(Level 3)
Conversion feature embedded in the Series B-1 Preferred Stock	$1,835	$—	$—	$1,835
2008 Warrants	29	—	—	29
2010 Warrants	3,914	—	—	3,914

Total derivative liabilities	$5,778	$—	$—	$5,778

        A reconciliation of the Company's derivative liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Balance, December 31, 2011	$5,778
Total unrealized gains
Included in earnings	(5,604)
Included in other comprehensive income	—
Issuances	27
Transfers in and/or out of Level 3	—

Balance, June 30, 2012	$201

        The assumptions used in the valuation models to determine the fair value of the Company's derivative liabilities are as follows:

			Input
Financial Instrument	Valuation Technique	Unobservable Input	June 30, 2012	December 31, 2011
Conversion feature embedded in Series B-1 Preferred Stock	Binomial tree	Exercise price	$15.95	$15.95
		Volatility	86.91%	78.43%
		Stock Price	$0.27	$2.15
		Option Adjusted Spread	37.37%	30.60%
		Risk-free discount rate(1)	0.48%	0.59%
		Preferred adjustment	1.31%	0.82%
2008 Warrants	Binomial tree	Exercise price	$9.05	$9.05
		Volatility	86.91%	78.43%
		Stock Price	$0.27	$2.15
		Risk-free discount rate(1)	0.22%	0.19%
2010 Warrants	Binomial tree	Exercise price	$3.84	$3.84
		Volatility	86.85%	78.43%
		Stock Price	$0.27	$2.15
		Risk-free discount rate(1)	0.64%	0.83%

(1)
Based on the remaining life of the instruments.

        A binomial tree valuation model uses a "discrete-time" (lattice based) model of the varying price over time of the underlying financial instrument. Each node in the lattice represents a possible price of the underlying (stock price) at a given point in time. Valuation is performed iteratively, starting at each

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6: Fair Value of Financial Instruments (Continued)

of the final nodes (those that may be reached at the time of expiration), and then working backwards through the tree towards the first node (valuation date). When valuing the above instruments, a lattice representing all possible paths the stock price could take during the life of the conversion and a lattice representing variations in the strike price if certain conditions are met are developed and used in concert.

        Changes in fair value of the Company's derivative liabilities are recorded in other income (expense) as unrealized gains and losses in the Company's interim condensed consolidated statement of operations. The fair values of these instruments are subject to material changes primarily associated with fluctuations in the market value of the Company's common stock. Generally, as the market value of the common stock increases/decreases, the fair values of these derivative liabilities increase/decrease and a corresponding loss/gain is recorded. In addition, the estimate of the fair value of these instruments includes other key inputs and assumptions such as option-adjusted spread, volatility and a risk-free discount rate. As the option-adjusted spread increases/decreases, the fair values of these derivative liabilities decrease/increase and a corresponding gain/loss is recorded. As the volatility and risk-free discount rate increase/decrease, the fair values of these derivative liabilities increase/decrease and a corresponding loss/gain is recorded.

        The Company is not a party to any hedging arrangements, commodity swap agreements or any other derivative financial instruments.

Estimated Fair Value of Financial Instruments

        The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair value due to the short maturity of those instruments, and therefore, have been excluded from the table below. The fair value of debt was determined using quoted market prices, if available, or the discounted cash flow ("DCF") method of the income approach, as applicable. The fair value of the mandatorily redeemable preferred stock is calculated by using the DCF method of the income approach.

        The following table sets forth the fair value of the Company's remaining financial assets and liabilities (in thousands):

		June 30, 2012		December 31, 2011
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Unaudited)
Financial liabilities:
Long-term debt—Notes	Level 2	$297,187	$172,500	$296,615	$185,250
Long-term debt—Whitebox Revolving Credit Facility	Level 3	50,000	31,058	50,000	33,277
Other(1)	Level 2	290	290	2,072	2,072
Mandatorily redeemable preferred stock:
Series C-1	Level 3	44,121	18,895	41,477	20,353
Series D	Level 3	13,814	9,928	11,733	12,636

(1)
Includes short-term debt with maturities of less than one year in markets that are not active.

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6: Fair Value of Financial Instruments (Continued)

        The assumptions used in the valuation models to determine the fair value of the Whitebox Revolving Credit Facility and the mandatorily redeemable preferred stock at June 30, 2012, are as follows:

Financial Instrument	Valuation Technique	Unobservable Input	Input
Whitebox Revolving Credit Facility	DCF	Option Adjusted Spread	37.37%
		Preferred adjustment	1.31%
		Risk-free discount rate(1)	0.48%
Series C-1 Preferred Stock	DCF	Option Adjusted Spread	37.37%
		Preferred adjustment	1.31%
		Risk-free discount rate(1)	0.48%
Series D Preferred Stock	Binomial tree	Option Adjusted Spread	37.37%
	(Black Derman Toy Method)	Preferred adjustment	1.56%

(1)
Based on the remaining life of the instruments.

        Under a DCF model, all future cash flows are estimated and discounted to give their present values. The sum of all discounted future cash flows, both incoming and outgoing, is the net present value, which is taken as the value or price of the related cash flows. The discount rate incorporates the credit risk of the Company as well as the subordinated nature of Series C-1 Preferred Stock. As mentioned above, the binomial tree valuation model uses a "discrete-time" (lattice based) model of the varying price over time of the underlying financial instrument. When valuing the Series D Preferred Stock, the lattice represents all possible paths the short term treasury interest rate (six months) could take during the life of the instrument.

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

NOTE 7: Employee Benefits

Stock-Based Compensation

        The Company's 2010, 2007 and 2002 Plans provide for granting of (i) incentive stock options, (ii) nonqualified stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) phantom stock awards or (vi) any combination of the foregoing to directors, officers and select employees. At June 30, 2012, 373,345 shares remained available for grant under the 2010 Plan, 42,993 shares under the 2007 Plan, and 116,841 shares under the 2002 Plan. Stock option exercises and restricted stock are funded through the issuance of authorized but unissued shares of common stock.

        Because the Company maintained a full valuation allowance on its U.S. deferred tax assets, the Company did not recognize any tax benefit related to stock-based compensation expense for the three and six months ended June 30, 2012 and 2011.

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7: Employee Benefits (Continued)

Stock Options

        The Company granted both incentive stock options and non-qualified stock options to employees and non-employee directors. Compensation expense related to stock options recognized during the three and six months ended June 30, 2012 totaled $0.1 million and $0.3 million, respectively. Compensation expense related to stock options recognized during the three and six months ended June 30, 2011 totaled $0.3 million and $0.6 million, respectively.

        Option activity for the six months ended June 30, 2012, is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance at December 31, 2011	709,550	$9.82	4.28
Expired	—	—	—
Forfeited	(14,966)	6.04	—
Cancelled	(11,388)	13.74	—
Exercised	—	—	—
Granted	217,000	0.84	—

Balance at June 30, 2012	900,196	$7.60	4.06

Exercisable at June 30, 2012	310,627	$15.10	2.41

        The weighted average grant-date fair value per share of options granted during the three and six months ended June 30, 2012 was $0.28 and $0.58, respectively. The weighted average grant date fair value per share of options granted during the three and six months ended June 30, 2011 was $5.81 and $5.83, respectively. The fair value of each option granted is estimated on the date of grant, using the Black-Scholes option pricing model.

        Options outstanding at June 30, 2012, expire between December 2013 and May 2018, and have exercise prices ranging from $0.49 to $28.00.

        A summary of the status of our non-vested stock options as of June 30, 2012, and changes during the six months ended June 30, 2012 are presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Total non-vested at December 31, 2011	406,436	$3.70
Granted	217,000	0.58
Vested	(18,901)	5.72
Forfeited	(14,966)	12.33

Total non-vested at June 30, 2012	589,569	$2.45

        As of June 30, 2012, there was approximately $1.1 million of total unrecognized compensation expense related to stock options outstanding. That cost is expected to be recognized over the next five years.

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7: Employee Benefits (Continued)

Restricted Stock

        In addition to stock options, employees and non-employee directors may be granted restricted stock awards ("RSA"), which are awards of common stock with no exercise price. RSA expense is calculated by multiplying the stock price on the date of award by the number of shares awarded and amortizing this amount over the vesting period of the stock. The Company recorded compensation expense related to restricted stock of $0.4 million and $0.7 million for the three and six months ended June 30, 2012, respectively. The Company recorded compensation expense related to restricted stock of $0.2 million and $0.6 million for the three and six months ended June 30, 2011, respectively.

        Restricted stock activity for the six months ended June 30, 2012, is summarized as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant-Date Fair Value per Share
Total non-vested at December 31, 2011	299,199	$8.44
Granted	430,000	0.72
Vested	(58,036)	9.28
Forfeited	(10,995)	8.97

Total non-vested at June 30, 2012	660,168	$3.33

        The weighted average grant date fair value per share for RSA granted in the three months ended June 30, 2012 was $0.45. The weighted average grant date fair value per share for RSA granted was $9.36 for the three and six months ended June 30, 2011. There were 58,036 RSAs that vested in the three and six months ended June 30, 2012. There were 28,568 RSAs that vested in the three and six months ended June 30, 2011.

        Because the Company maintained a full valuation allowance on its U.S. deferred tax assets, the Company did not recognize any tax benefit related to stock-based compensation expense for the three and six months ended June 30, 2012 and 2011.

        As of June 30, 2012, there was approximately $1.4 million of total unrecognized compensation related to restricted stock outstanding. That cost is expected to be recognized over the next three years.

NOTE 8: Loss per Common Share

        The following table sets forth the computation of basic and diluted loss per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Numerator:
Loss applicable to common stockholders	$(29,983)	$(41,707)	$(55,633)	$(72,681)
Denominator:
Denominator for basic and diluted loss per common share	19,022	17,838	19,006	17,831

Loss per common share:
Basic and diluted	$(1.58)	$(2.34)	$(2.93)	$(4.08)

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8: Loss per Common Share (Continued)

        The calculation of diluted loss per common share for the three months ended June 30, 2012, excludes options to purchase 1,180,289 shares of common stock; warrants to purchase 3,735,000 shares of common stock; 660,168 shares of restricted stock; and preferred stock convertible into 5,780,282 shares of common stock, because the effect would be anti-dilutive.

        The calculation of diluted loss per common share for the three months ended June 30, 2011, excludes options to purchase 461,803 shares of common stock; warrants to purchase 3,735,000 shares of common stock; 342,049 shares of restricted stock; and preferred stock convertible into 5,105,488 shares of common stock, because the effect would be anti-dilutive.

        The calculation of diluted loss per common share for the six months ended June 30, 2012, excludes options to purchase 767,726 shares of common stock; warrants to purchase 3,735,000 shares of common stock; 660,168 shares of restricted stock; and preferred stock convertible into 5,780,282 shares of common stock, because the effect would be anti-dilutive.

        The calculation of diluted loss per common share for the six months ended June 30, 2011, excludes options to purchase 447,250 shares of common stock; warrants to purchase 3,735,000 shares of common stock; 342,049 shares of restricted stock; and preferred stock convertible into 5,105,488 shares of common stock, because the effect would be anti-dilutive.

        There were outstanding warrants to purchase 3,735,000 shares of common stock at June 30, 2012 and December 31, 2011.

NOTE 9: Segment Information

        The Company's reportable segments are strategic business units that offer different services to customers. The Company has two reportable segments: Seismic Data Acquisition and Seismic Data Processing & Integrated Reservoir Geosciences. The Company further breaks down its seismic data acquisition reportable segment into three reporting units: North America proprietary seismic data acquisition, international proprietary seismic data acquisition and multi-client seismic data acquisition. The North America and international proprietary seismic data acquisition reporting units acquire data for customers by conducting specific seismic shooting operations for customers in North America (excluding Mexico) and worldwide. The multi-client seismic data acquisition business unit licenses fully or partially owned seismic data, covering areas in the United States, Canada and Brazil. The processing & integrated reservoir geosciences segment operates processing centers in Houston, Texas and London, United Kingdom to process seismic data for oil and gas exploration companies worldwide. The Company evaluates the performance of each segment based on Adjusted EBITDA, defined below.

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9: Segment Information (Continued)

        The following table sets forth financial information with respect to our reportable segments (in thousands)(1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Data Acquisition
North America proprietary	$9,066	$37,984	$73,470	$76,673
International proprietary	100,689	84,638	175,732	201,779
Multi-Client	22,937	21,475	44,432	50,560

Subtotal Data Acquisition	132,692	144,097	293,634	329,012
Data Processing & Integrated Reservoir Geosciences	3,345	2,578	7,359	6,408
Eliminations	(1,250)	(1,127)	(2,708)	(2,235)

Total	$134,787	$145,548	$298,285	$333,185

Direct Operating Expenses:
Data Acquisition
North America proprietary	$15,700	$29,676	$55,287	$59,206
International proprietary	75,532	89,389	156,061	208,085
Multi-Client	320	52	5,630	218

Subtotal Data Acquisition	91,552	119,117	216,978	267,509
Data Processing & Integrated Reservoir Geosciences	3,113	2,906	6,084	5,913
Eliminations	(1,250)	(1,127)	(2,708)	(2,235)

Total	$93,415	$120,896	$220,354	$271,187

Depreciation and Amortization:
Data Acquisition
North America proprietary	$3,043	$3,624	$6,810	$7,214
International proprietary	13,134	13,845	25,578	27,555
Multi-Client	14,327	17,698	29,834	39,387

Subtotal Data Acquisition	30,504	35,167	62,222	74,156
Data Processing & Integrated Reservoir Geosciences	436	367	859	653
Corporate	1,199	1,258	2,400	2,520

Total	$32,139	$36,792	$65,481	$77,329

Adjusted EBITDA(2):
Data Acquisition
North America proprietary	$(8,033)	$6,373	$15,749	$14,298
International proprietary	17,166	(12,229)	6,640	(21,204)
Multi-Client	22,373	20,909	38,045	49,336

Subtotal Data Acquisition	31,506	15,053	60,434	42,430
Data Processing & Integrated Reservoir Geosciences	223	(369)	1,260	406
Corporate	(10,749)	(5,842)	(21,403)	(14,941)

Total	$20,980	$8,842	$40,291	$27,895

Reconciliation of Adjusted EBITDA to Net Loss
Adjusted EBITDA	$20,980	$8,842	$40,291	$27,895
Provision for income taxes	(6,202)	(2,194)	(7,142)	(2,828)
Interest expense, net of interest income	(12,836)	(12,941)	(25,575)	(24,090)
Other (income) expense (as defined below)	2,731	3,649	7,217	8,145
Depreciation and amortization	(32,139)	(36,792)	(65,481)	(77,329)

Net loss	$(27,466)	$(39,436)	$(50,690)	$(68,207)

Identifiable Assets: (at end of period)
Data Acquisition
North America proprietary			$66,161	$115,851
International proprietary			254,954	410,430
Multi-Client(3)			49,302	87,821

Subtotal Data Acquisition			370,417	614,102
Data Processing & Integrated Reservoir Geosciences			8,140	8,147
Corporate			32,289	56,377

Total(4)(5)			$410,846	$678,626

(1)
During the fourth quarter of 2011, the Company re-assessed its operating segments and concluded that its multi-client data library business is a separate reporting unit. Accordingly, prior periods have been restated.

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9: Segment Information (Continued)

(2)
The Company defines Adjusted EBITDA as net income (loss) (the most directly generally accepted accounting principle or "GAAP" financial measure) before Interest, Taxes, Other Income (Expense) (including foreign exchange gains/losses, loss on early redemption of debt, gains/losses from changes in fair value of derivative liabilities and other income/expense), Asset Impairments and Depreciation and Amortization. The Chief Operating Decision Maker ("CODM") primarily evaluates operating segment profitability through the use of this measure. However, as the majority of operating costs directly associated with acquiring and processing multi-client data are capitalized and amortized based on a specific formula, the CODM also considers the impact of amortization expense when specifically evaluating multi-client's segment profitability.

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

(4)
During the six months ended June 30, 2012, capital expenditures, including capitalized leases and capitalized depreciation to multi-client, totaled $5.4 million, $4.6 million, $31.5 million and $1.1 million for North America proprietary, international proprietary, multi-client and data processing & integrated reservoir geosciences, respectively.

(5)
During the third and fourth quarters of 2011, the Company recorded goodwill impairment charges totaling $132.4 million. Accordingly, since December 31, 2011, the Company had no goodwill.

NOTE 10: Income Taxes

        The provision for income tax for the three and six months ended June 30, 2012, was $6.2 million and $7.1 million, respectively. The provision for income tax for the three and six months ended June 30, 2011 was $2.2 million and $2.8 million, respectively. While the Company had pretax losses during the three and six months ended June 30, 2012, the income tax provision for these periods relate primarily to taxes due in countries with deemed profit tax regimes, withholding taxes and reflects the increase of the valuation allowance in the United States. The income tax provisions for the three and six months ended June 30, 2011 relate primarily to taxes due in countries with deemed profit tax regimes, withholding taxes and the release of valuation allowance in certain foreign jurisdictions with operating income based on the Company's reevaluation of the realizability of these future tax benefits.

        The following summarizes changes in the Company's uncertain tax positions for the six months ended June 30, 2012 (in thousands):

Balance at December 31, 2011	$9,770
Increase in tax positions related to current period	—
Interest	382

Balance at June 30, 2012	$10,152

        The Company accounts for any applicable interest and penalties on uncertain tax positions as a component of income tax expense which was $0.2 million and $0.4 million for the three and six months ended June 30, 2012, respectively. Interest and penalties for the three and six months ended June 30, 2011 were $0.2 million and $0.4 million, respectively. At June 30, 2012 and December 31, 2011, the Company had $3.4 million and $3.0 million, respectively, of accrued interest related to unrealized tax benefits. The tax years that remain subject to examination by major tax jurisdictions are from 2005 to 2011.

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11: Litigation and Contingencies

  Mexico Liftboat Incident

        The Company was a defendant in lawsuits arising out of the September 8, 2011 liftboat incident in the Bay of Campeche, Gulf of Mexico filed by two surviving crewmembers of the liftboat who were employees of the liftboat owner/operator and the heirs of two deceased crewmembers of the liftboat who were employed by the liftboat owner/operator and the heirs of two decedents who were employees of a Geokinetics operating company. The lawsuits were styled: Randal Reed v. Trinity Lifeboat Services, LLC, Trinity Lifeboat Services No. 2 LLC.; United States District Court, Western District of Louisiana, Lafayette Division, C.A. No. 6:11-cv-01868; and Ted Derise, Jr., et al. v. Advanced Seismic Technology, Inc.; 11th Judicial District Court of Harris County, Texas; C.A. No. 2012-12812. On April 19, 2012, the plaintiffs, the defendants and the insurance companies negotiated and executed confidential agreements to resolve these claims which resulted in no material cost being incurred by the Company other than legal costs previously expended in defending the claim.

  California Labor Class Action

        In July 2011, the Company was named as a Defendant in a lawsuit styled Reuben Moncada, et al. v. Petroleum Geo-Services, et al. filed in the Superior Court of California in Kern County. This is a wage-and-hour class action lawsuit where the plaintiffs claim that they were not properly compensated from June 2009 to April 2010 for meal and rest breaks, in addition to overtime pay. The parties entered into a settlement agreement on or around July 9, 2012 subject to Court approval. On August 6, 2012, the Court entered an order granting preliminary approval of the settlement. A subsequent hearing has been scheduled for October 19, 2012, during which the Court will determine final approval of the settlement.

  Taxes Related to International Operations

        Historically, the Company did not adequately monitor the time in country for its third country nationals performing work for the Company in certain countries in which it operated and thus may have under reported the taxes due for these employees. The Company has made an assessment of the potential liability related to these taxes and has recorded a provision at June 30, 2012 and December 31, 2011.

  International Labor Claims

        The Company has received adverse verdicts with respect to several international labor claims and is currently appealing these verdicts.

  Other Contingencies

        The Company is party to various other claims and legal actions arising in the ordinary course of business. Management is of the opinion that none of these claims and actions will have a material adverse impact on the Company's financial position, results of operations, or cash flows.

        With respect to the Company's various contingencies, the Company had a provision of $14.1 million and $12.7 million, included in accrued expenses at June 30, 2012 and December 31, 2011, respectively, for estimated costs related to these claims.

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12: Related Party Transactions

Acquisition of PGS Onshore

        Following the acquisition of PGS Onshore, the Company entered into transactions that were contemplated by the purchase agreement, which are summarized below:

          Transition Services Agreement.     In the transition services agreement, PGS agreed to provide the Company with office facilities, accounting, information, payroll and human resources following the closing. During the three and six months ended June 30, 2010, the Company incurred fees of $1.4 million and $3.2 million, respectively, related to this agreement. The services were provided by PGS through July 30, 2010. No services were provided under this agreement during 2011 and 2012.

          Libya Agreement.     The Company entered into an agreement with PGS whereby PGS agreed to operate the Company's seismic data acquisition business in Libya for the Company's benefit until completion of the formation of a subsidiary in Libya and acquisition of the required licenses to own and operate the business in Libya. The Company agreed to reimburse PGS for the costs of operating the business for the Company's benefit. During the fourth quarter of 2010 and the first quarter of 2011, the Company formed a subsidiary in Libya and acquired certain licenses necessary to operate its business there. However, the civil unrest in Libya has made transfer of the business to the Company impractical, and, accordingly, the Libya agreement has been extended.

Other

        On August 12, 2011 the Company entered into an amended and restated credit agreement with the Lenders for the Whitebox Revolving Credit Facility. Mr. Gary L. Pittman, the Company's Executive Vice President and Chief Financial Officer, is a passive investor in, and holds approximately 0.2% of the total assets of ECF Value Fund, L.P. and approximately 0.3% of the total assets of ECF Value Fund International, Ltd. which are participating lenders in the amended and restated credit agreement at June 30, 2012.

        During the three and six months ended June 30, 2012, and 2011, the Company paid fees of approximately $0.0 million, $0.1 million, $0.1 million and $0.2 million, respectively, for freight broker services provided by Total Connection, a company owned and operated by the spouse of an employee of the Company. Additionally, during the three and six months ended June 30, 2012 and 2011, the Company paid fees of approximately $1.0 million, $1.3 million, $0.3 million, $0.4 million, respectively, for permitting services provided by Complete Geo Land Services, LLC, a company owned and operated by the spouse of an employee of the Company.

        During the three and six months ended June 30, 2012 and 2011, the Company recorded revenue of approximately $0.1 million, $0.3 million, $0.1 million and $0.3 million, respectively, for seismic data processing services provided to Carmot Seismic AS, a Norwegian company partially owned by the spouses of two employees of the Company and where the Company employees are Directors.

NOTE 13: Condensed Consolidating Financial Information

        The Notes are fully and unconditionally guaranteed, jointly and severally, by the Company, and by each of the Company's current and future domestic subsidiaries (other than Holdings, which is the issuer of the Notes). See note 3. The non-guarantor subsidiaries are comprised of all the Company's subsidiaries and branches outside of the United States. Separate condensed consolidating financial

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13: Condensed Consolidating Financial Information (Continued)

statement information for the parent, guarantor subsidiaries and non-guarantor subsidiaries at June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011 is as follows (in thousands):

	BALANCE SHEET June 30, 2012 (Unaudited)
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$(879)	$—	$100,288	$72,902	$—	$172,311
Property and equipment, net	13,705	—	154,634	18,379	—	186,718
Investment in subsidiaries	197,932	377,362	44,118	14,206	(633,618)	—
Intercompany accounts	(6,126)	59,804	72,976	(126,654)	—	—
Other non-current assets	918	13,849	29,331	7,896	(177)	51,817

Total assets	$205,550	$451,015	$401,347	$(13,271)	$(633,795)	$410,846

Liabilities, Mezzanine and Stockholders' Equity (Deficit)
Current liabilities	$16,238	$1,795	$76,641	$65,928	$—	$160,602
Long-term debt and capital lease obligations, net of current portion	—	347,187	448	2,533	—	350,168
Deferred income taxes and other non-current liabilities	35,182	—	32,805	1,138	—	69,125
Derivative liabilities	201	—	—	—	—	201

Total liabilities	51,621	348,982	109,894	69,599	—	580,096
Mezzanine equity	88,194	—	—	—	—	88,194
Stockholders' equity (deficit)	65,735	102,033	291,453	(82,870)	(633,795)	(257,444)

Total liabilities, mezzanine equity and stockholders' equity (deficit)	$205,550	$451,015	$401,347	$(13,271)	$(633,795)	$410,846

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13: Condensed Consolidating Financial Information (Continued)

	BALANCE SHEET December 31, 2011
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$971	$—	$134,119	$103,310	$—	$238,400
Property and equipment, net	16,666	—	174,564	21,406	—	212,636
Investment in subsidiaries	197,931	377,362	44,118	14,206	(633,617)	—
Intercompany accounts	23,454	80,834	12,845	(117,133)	—	—
Other non-current assets	1,079	11,908	42,572	7,754	(177)	63,136

Total assets	$240,101	$470,104	$408,218	$29,543	$(633,794)	$514,172

Liabilities, Mezzanine and Stockholders' Equity (Deficit)
Current liabilities	$48,482	$1,565	$78,914	$86,362	$—	$215,323
Long-term debt and capital lease obligations, net of current portion	—	346,615	—	3,568	—	350,183
Deferred Income tax and other non-current liabilities	30,458	—	30,798	1,138	—	62,394
Derivative liabilities	5,778	—	—	—	—	5,778

Total liabilities	84,718	348,180	109,712	91,068	—	633,678
Mezzanine equity	83,313	—	—	—	—	83,313
Stockholders' equity (deficit)	72,070	121,924	298,506	(61,525)	(633,794)	(202,819)

Total liabilities, mezzanine equity and stockholders' equity (deficit)	$240,101	$470,104	$408,218	$29,543	$(633,794)	$514,172

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13: Condensed Consolidating Financial Information (Continued)

	STATEMENT OF OPERATIONS Three Months Ended June 30, 2012 (Unaudited)
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$66,109	$94,425	$(25,747)	$134,787
Equity in earnings of subsidiaries	(28,216)	—	829	(10,143)	37,530	—
Expenses:
Direct operating expenses	(689)	—	26,072	93,636	(25,604)	93,415
Depreciation and amortization	(1,223)	—	31,257	2,105	—	32,139
General and administrative	599	—	8,843	11,092	(142)	20,392

Total expenses	(1,313)	—	66,172	106,833	(25,746)	145,946

Loss from operations	(26,903)	—	766	(22,551)	37,529	(11,159)
Interest income (expense), net	(2,495)	(9,951)	(2)	(388)	—	(12,836)
Other income (expenses), net	1,932	—	2,426	(1,627)	—	2,731

Loss before income taxes	(27,466)	(9,951)	3,190	(24,566)	37,529	(21,264)
Provision for income taxes	—	—	3,583	2,619	—	6,202

Net loss	$(27,466)	$(9,951)	$(393)	$(27,185)	$37,529	$(27,466)

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13: Condensed Consolidating Financial Information (Continued)

	STATEMENT OF OPERATIONS Six Months Ended June 30, 2012 (Unaudited)
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$143,249	$196,447	$(41,411)	$298,285
Equity in earnings of subsidiaries	(48,289)	—	1,362	(23,976)	70,903	—
Expenses:
Direct operating expenses	3	—	68,092	193,527	(41,268)	220,354
Depreciation and amortization	—	—	60,716	4,765	—	65,481
General and administrative	1,284	—	21,007	15,491	(142)	37,640

Total expenses	1,287	—	149,815	213,783	(41,410)	323,475

Loss from operations	(49,576)	—	(5,204)	(41,312)	70,902	(25,190)
Interest income (expense), net	(4,835)	(19,891)	(49)	(800)	—	(25,575)
Other income (expenses), net	3,721	—	4,072	(576)	—	7,217

Loss before income taxes	(50,690)	(19,891)	(1,181)	(42,688)	70,902	(43,548)
Provision for income taxes	—	—	3,042	4,100	—	7,142

Net loss	$(50,690)	$(19,891)	$(4,223)	$(46,788)	$70,902	$(50,690)

	STATEMENT OF CASH FLOWS Six Months Ended June 30, 2012 (Unaudited)
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$2,058	$321	$28,197	$(4,068)	$—	$26,508
Net cash provided by (used in) investing activities	—	—	(30,528)	(409)	—	(30,937)
Net cash provided by (used in) financing activities	—	(321)	(122)	(3,769)	—	(4,212)

Net increase (decrease) in cash	$2,058	$—	$(2,453)	$(8,246)	$—	$(8,641)

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13: Condensed Consolidating Financial Information (Continued)

	STATEMENT OF OPERATIONS Three Months Ended June 30, 2011 (Unaudited)
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$88,715	$88,123	$(31,290)	$145,548
Equity in earnings of subsidiaries	(55,312)	—	(35,903)	(14,412)	105,627	—
Expenses:
Direct operating expenses	7,438	—	36,093	108,655	(31,290)	120,896
Depreciation and amortization	1,690	—	32,801	2,301	—	36,792
General and administrative	(22,017)	—	13,032	24,795	—	15,810

Total (income) expenses	(12,889)	—	81,926	135,751	(31,290)	173,498

Loss from operations	(42,423)	—	(29,114)	(62,040)	105,627	(27,950)
Interest income (expense), net	(2,483)	(10,597)	160	(21)	—	(12,941)
Other income (expenses), net	4,414	(1,121)	(1,663)	2,019	—	3,649

Loss before income taxes	(40,492)	(11,718)	(30,617)	(60,042)	105,627	(37,242)
Provision for income taxes	—	—	222	1,972	—	2,194

Net loss	$(40,492)	$(11,718)	$(30,839)	$(62,014)	$105,627	$(39,436)

	STATEMENT OF OPERATIONS Six Months Ended June 30, 2011 (Unaudited)
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$158,939	$219,211	$(44,965)	$333,185
Equity in earnings of subsidiaries	(68,033)	—	(45,522)	(16,042)	129,597	—
Expenses:
Direct operating expenses	13,840	—	61,946	240,366	(44,965)	271,187
Depreciation and amortization	3,359	—	69,660	4,310	—	77,329
General and administrative	(12,277)	—	14,323	32,057	—	34,103

Total expenses	4,922	—	145,929	276,733	(44,965)	382,619

Loss from operations	(72,955)	—	(32,512)	(73,564)	129,597	(49,434)
Interest income (expense), net	(4,778)	(19,587)	345	(70)	—	(24,090)
Other income (expenses), net	8,469	(1,121)	(2,429)	3,226	—	8,145

Loss before income taxes	(69,264)	(20,708)	(34,596)	(70,408)	129,597	(65,379)
Provision for income taxes	—	—	418	2,410	—	2,828

Net loss	$(69,264)	$(20,708)	$(35,014)	$(72,818)	$129,597	$(68,207)

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13: Condensed Consolidating Financial Information (Continued)

	STATEMENT OF CASH FLOWS Six Months Ended June 30, 2011 (Unaudited)
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(32,710)	$(76,163)	$83,631	$(8,655)	$78,566	$44,669
Net cash used in investing activities	—	—	(40,256)	(9,274)	—	(49,530)
Net cash provided by (used in) financing activities	—	24,725	—	(936)	—	23,789

Net increase (decrease) in cash	$(32,710)	$(51,438)	$43,375	$(18,865)	$78,566	$18,928

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Unless the context otherwise requires, references in this interim report to "the Company," "our company," "the registrant," "we," "our," "us," and "Geokinetics" shall mean Geokinetics Inc. and its consolidated subsidiaries. The following discussion and analysis should be read in combination with our Interim Condensed Consolidated Financial Statements contained in this Form 10-Q and our 2011 Form 10-K.

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

        We have also discussed the risks to our business under the caption "Risk Factors" disclosed under Item 1A in our 2011 Form 10-K and in this Form 10-Q. Given these risks and uncertainties, we can give no assurances that results projected in any forward-looking statements will in fact occur and therefore caution investors not to place undue reliance on them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report and the documents incorporated by reference herein might not occur.

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

Overview

        We are a full-service, global provider of seismic data acquisition, processing and integrated reservoir geosciences services to the oil and natural gas industry. We also provide clients access, via licenses, to our multi-client seismic data library. As an acknowledged industry leader in land, transition zone and shallow water (down to 500 feet water depths) OBC environments, we have the capacity to operate up to 22 seismic crews with approximately 210,000 channels of seismic data acquisition equipment worldwide and the ability to process seismic data collected throughout the world. Crew count, configuration and location can change depending upon industry demand and requirements.

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

        Developments related to our business during 2012 include the following:

  •
  On May 31, 2012, David J. Crowley was appointed as the President and Chief Operating Officer of the Company.

  •
  On May 9, 2012, we entered into (i) a Series B Preferred Stock Subscription and Exchange Agreement (the "Series B Exchange Agreement") pursuant to which all the shares of Series B Senior Convertible Preferred Stock were exchanged for shares of the Series B-1 Senior Convertible Preferred Stock of the Company and (ii) a Series C Preferred Stock Subscription

    and Exchange Agreement pursuant to which all the shares of Series C Preferred Stock were exchanged for shares of the Series C-1 Senior Preferred Stock of the Company. Additionally, on May 9, 2012, we amended the terms of the 2008 Warrants and 2010 Warrants. See notes 4 and 5 to our interim condensed consolidated financial statements.

  •
  On March 16, 2012, we entered into a commitment letter with Avista and an affiliate of Avista to provide up to an additional $10.0 million in debt financing until January 1, 2013. Avista's obligations under the commitment letter are subject to the execution and delivery of definitive documents and other closing conditions. See "—Liquidity and Capital Resources—Liquidity and Industry Concerns" below.

  •
  On March 15, 2012, we entered into a purchase and sale agreement with Seismic Exchange, Inc. ("SEI") pursuant to which we agreed to sell to SEI certain North American seismic data in exchange for $10.0 million in cash. Under the agreement, the Company will retain specified percentages of the net revenues generated and collected on the seismic data sold to SEI for a period of five years. The transaction closed on March 30, 2012. See note 2 to our interim condensed consolidated financial statements.

        The Company continued to incur operating losses due to delays in project commencements, low asset utilization, idle crew costs and the Mexico liftboat incident, resulting in serious concerns about our liquidity beginning in 2011 and continuing into 2012. In an effort to address these liquidity issues, management began instituting a number of steps, discussed below under "Liquidity and Industry Concerns," which we believe could improve the Company's liquidity position if successfully implemented in the near term as well as long term. However, we anticipate that additional efforts will be required to address the Company's high levels of indebtedness and we continue to work with our financial advisor to address these issues through a possible restructuring of the Company's indebtedness and existing capital structure. Given the Company's high levels of indebtedness and currently outstanding preferred stock which have preference over our common stock, we believe it is unlikely that any significant value would be ascribed to our common stock after any such restructuring. In addition, we may also be required to further curtail existing operations, reduce or delay capital expenditures or sell assets to meet our operating and debt service obligations, all of which would have a further material adverse effect on our liquidity and financial condition. See our discussion under "—Liquidity and Capital Resources—Liquidity and Industry Concerns" below.

Backlog

        Our estimated backlog revenue at June 30, 2012 was $394.0 million. This backlog included $309.7 million, or approximately 79%, from international (excluding Canada) proprietary seismic data acquisition projects, $23.9 million, or approximately 6%, from North America (excluding Mexico) proprietary seismic data acquisition projects, $53.8 million, or approximately 14%, from our multi-client seismic data acquisition business in the United States, and $6.6 million, or approximately 1%, from our seismic data processing & integrated reservoir geosciences business. Of the total international proprietary seismic data acquisition backlog, $210.4 million, or approximately 68%, is with NOCs or partnerships including NOCs. Furthermore, $61.9 million, or approximately 20%, of the international backlog is in shallow water transition zones and OBC environments. We anticipate that approximately 65% of the backlog at June 30, 2012 will be completed during 2012 and approximately 26% will be completed in 2013, with the remainder to be completed in 2014. This backlog consists of written orders or commitments believed to be firm. Contracts for services are occasionally modified by mutual consent and in many instances can be cancelled by the customer on short notice without penalty. As such, our backlog at any particular date may not be indicative of our actual operating results for any succeeding fiscal period.

Results of Operations

        We are currently organized into two reportable segments: seismic data acquisition and seismic data processing & integrated reservoir geosciences services. We further break down our seismic data acquisition segment into three reporting units: North America proprietary seismic data acquisition, international proprietary seismic data acquisition and our multi-client seismic data acquisition business. Our corporate activities include our corporate general and administrative functions.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

        Operating Revenues.    Consolidated revenues for the three months ended June 30, 2012 were $134.8 million as compared to $145.5 million for the same period of 2011, a decrease of 7%. The decrease in revenues was primarily attributable to decreased activity in North America and certain of our international data acquisition operations, partially offset by increased activity in our Latin America seismic data acquisition and seismic data processing & integrated reservoir geosciences operations.

        For the three months ended June 30, 2012, seismic data acquisition revenue totaled $132.7 million as compared to $144.1 million for the same period of 2011, a decrease of 8%. This decrease in seismic data acquisition revenue was a result of a decrease of $28.9 million in our North America proprietary seismic data acquisition operations, partially offset by a net increase of $16.1 million in our international proprietary seismic data acquisition operations.

        North America proprietary seismic data acquisition revenues for the three months ended June 30, 2012 totaled $9.1 million, or 7% of total seismic data acquisition revenue, compared to $38.0 million, or 26% of total seismic data acquisition revenue, for the same period in 2011. The decrease was primarily the result of decreased crew activity due to postponed projects and permit delays on certain projects in the U.S., resulting in idle crew time. We anticipate certain of the delayed projects to resume late in the third quarter of 2012 and continue into 2013.

        International proprietary seismic data acquisition revenues for the three months ended June 30, 2012 were $100.7 million, or 76% of total seismic data acquisition revenue, compared to $84.6 million, or 59% of total seismic data acquisition revenue, for the same period in 2011. The increase was attributed to increased activity in Suriname, Peru and Bolivia, and higher production in Mexico. These increases were partially offset by decreased activity due to the cessation of certain operations in North Africa and the Middle East, and a decrease in activity in the Asia Pacific region, Brazil and Colombia. Revenues were also negatively impacted by permit delays in Brazil.

        Multi-client seismic data acquisition revenues for the three months ended June 30, 2012 totaled $22.9 million, or 17% of consolidated seismic data acquisition revenue, compared to $21.5 million, or 15% of consolidated seismic data acquisition revenue, for the same period in 2011. The increase was primarily due to an increase in late sales, partially offset by a decrease in prefunding revenues.

        Seismic data processing & integrated reservoir geosciences revenues increased to $3.3 million for the three months ended June 30, 2012, as compared to $2.5 million for the same period of 2011. The increase was primarily the result of variations in the size and type of processing jobs performed.

        The revenue information above includes inter-segment revenues between seismic data processing & integrated reservoir geosciences and other segments totaling $1.2 million and $1.1 million for the three months ended June 30, 2012 and 2011, respectively.

        Operating Expenses.    Consolidated direct operating costs decreased to $93.4 million for the three months ended June 30, 2012, as compared to $120.9 million for the same period of 2011, a decrease of 23%. The decrease was primarily a reflection of lower activity in North America and certain of our international data acquisition operations, partially offset by increased activity in our Latin American seismic data acquisition and seismic data processing & integrated reservoir geosciences operations.

        Seismic acquisition operating expenses totaled $91.5 million for the three months ended June 30, 2012, as compared to $119.1 million for the same period of 2011, a decrease of 23%. Seismic data acquisition operating expenses as a percentage of seismic data acquisition revenue were 69% for the three months ended June 30, 2012, as compared to 83% for the same period in 2011.

        North America proprietary seismic acquisition operating expenses for the three months ended June 30, 2012 totaled $15.7 million, or 173% of total North America seismic data acquisition revenue, compared to $29.6 million, or 78% of total North America seismic data acquisition revenue, for the same period in 2011. The increase in expenses as a percentage of revenues is primarily a reflection of idle crew time in the U.S due to delayed projects, as well as an increase in repair and maintenance costs.

        International proprietary seismic acquisition operating expenses from international operations for the three months ended June 30, 2012 totaled $75.5 million, or 75% of total international seismic data acquisition revenue, compared to $89.4 million, or 106% of total international seismic data acquisition revenue, for the same period in 2011. The decrease in operating expenses was primarily the result of decreased activity in the Asia Pacific, North Africa and Middle East regions and Trinidad, as well as permit delays in Brazil. The decrease in operating expenses was partially offset by increased activity in Suriname, Peru and Bolivia, higher production in Mexico and idle costs in the Asia Pacific region.

        We capitalize the majority of operating costs directly associated with acquiring and processing multi-client data and amortize them based on a specific formula driven by actual sales and expected late sales. Costs that are not capitalized generally represent costs incurred to deliver the projects' data and certain expenses reimbursed by our clients. These costs totaled $0.3 million and $0.1 million for the three months ended June 30, 2012 and 2011, respectively. See Depreciation and Amortization Expense below for discussion on our multi-client seismic data acquisition business amortization expense.

        Seismic data processing & integrated reservoir geosciences operating expenses totaled $3.1 million for the three months ended June 30, 2012, as compared to $2.9 million for the same period of 2011. With improved job mix and productivity factors continuing during the second quarter of 2012, operating expenses decreased as a percentage of revenues as compared to the same period during 2011.

        The expense information above includes inter-segment expense between seismic data processing & integrated reservoir geosciences and other segments totaling $1.2 million and $1.1 million for the three months ended June 30, 2012 and 2011, respectively.

        Depreciation and Amortization Expense.    Depreciation and amortization expense for the three months ended June 30, 2012 totaled $32.1 million, compared to $36.8 million for the same period of 2011, a decrease of $4.7 million, or 13%. The decrease was primarily the result of a decrease in multi-client amortization expense and a decrease in amortization expense related to other intangible assets. Amortization of multi-client data for the three months ended June 30, 2012 totaled $14.3 million, or approximately 62% of multi-client revenues, compared to $17.7 million, or approximately 82% of multi-client revenues, for the same period in 2011. The decrease as a percentage of multi-client revenues is primarily the result of prefunded projects which had lower amortization rates as well as higher late sales during the second quarter of 2012 compared to the same period in 2011.

        General and Administrative Expense.    General and administrative expense for the three months ended June 30, 2012 totaled $20.4 million, or 15% of revenues, compared to $15.8 million, or 11% of revenues for the same period of 2011. The increase was primarily the result of an increase in certain professional services costs related to the Company's restructuring efforts and increased employee-related expenses, partially offset by reductions in our international regions resulting from cost reduction efforts and the cessation of operations in certain locations.

        Interest Expense, net.    Interest expense, net of interest income, for the three months ended June 30, 2012 was $12.8 million, compared to $12.9 million for the same period of 2011. Interest expense includes dividends on mandatorily redeemable preferred stock.

        Change in Fair Value of Derivative Liabilities.    The gain in the fair value of our derivative liabilities for the three months ended June 30, 2012 totaled $3.7 million, compared to a gain of $4.5 million for the same period in 2011. The fair values of our derivatives liabilities are subject to material changes primarily associated with fluctuations in the market value of our common stock which declined from $1.76 per share at March 31, 2012 to $0.27 per share at June 30, 2012. When the value of our stock decreases, so does the value of the derivative liabilities, resulting in a gain.

        Foreign Exchange Gains/Losses.    Foreign exchange loss for the three months ended June 30, 2012 totaled $1.1 million, compared to a loss of $0.1 million for the same period in 2011. The loss in the second quarter of 2012 was primarily the result of the weakening of the U.S. dollar against the foreign currencies of the countries in which we operate. We incurred losses on settlement of receivables and payables during the period on foreign currency denominated balances.

        Other Income, Net.    Other income, net for the three months ended June 30, 2012 totaled $0.2 million, compared to a loss of $0.8 million for the same period in 2011. During the second quarter of 2011, $1.1 million of deferred financing costs were written off in connection with the early extinguishment of the RBC Revolving Credit Facility.

        Income Tax Expense.    Income tax expense totaled $6.2 million for the three months ended June 30, 2012, compared to $2.2 million for the same period of 2011. While the Company had pretax losses during the three months ended June 30, 2012, the income tax provision for this period relates primarily to taxes due in countries with deemed profit tax regimes, withholding taxes and the increase of the valuation allowance in United States.

        Adjusted EBITDA and Net Loss.    Consolidated Adjusted EBITDA (as defined below) totaled $21.0 million for the three months ended June 30, 2012, compared to $8.8 million for the same period in 2011. The increase was primarily the result of increased productivity in our Latin America seismic data acquisition operations, partially offset by decreased activity in our North America and international seismic data acquisition operations.

        North America proprietary seismic data acquisition Adjusted EBITDA for the three months ended June 30, 2012 totaled $(8.0) million compared to $6.3 million for the same period in 2011. The decrease was primarily the result of delayed projects during the current period, resulting in idle crew costs incurred, and additional repair and maintenance costs.

        International proprietary seismic data acquisition Adjusted EBITDA for the three months ended June 30, 2012 totaled $17.2 million compared to $(12.2) million for the same period in 2011. The increase was primarily the result of increased production in Mexico, increased activity in Suriname and Bolivia, higher profitability in Peru and reduced expenses in the Asia Pacific and North Africa regions. Adjusted EBITDA was negatively impacted in 2012 by lower production and idle crew costs in the Asia Pacific region.

        Multi-client seismic data acquisition Adjusted EBITDA for the three months ended June 30, 2012 totaled $22.4 million compared to $20.9 million for the same period in 2011. The increase was primarily due to increased late sales, partially offset by decreased prefunding revenues.

        Seismic data processing & integrated reservoir geosciences Adjusted EBITDA for the three months ended June 30, 2012 totaled $0.2 million compared to $(0.4) million for the same period in 2011. The increase was primarily the result of improved pricing and more efficient computer utilization.

        The corporate components of our operations are not considered a separate operating segment.

        We had a loss applicable to common stockholders of $30.0 million, or $(1.58) per common share, for the three months ended June 30, 2012, compared to a loss applicable to common stockholders of $41.7 million, or $(2.34) per common share, for the same period in 2011. The decrease in our net loss applicable to common stock holders resulted primarily from the same variables impacting Adjusted EBITDA as well as the decrease in multi-client amortization expense partially offset by higher foreign exchange losses, the decrease in the gains in the fair value of our derivative liabilities, and increased income tax expense, all described above.

        We define Adjusted EBITDA as Net Income (Loss) (the most directly comparable GAAP financial measure) before Interest, Taxes, Other Income (Expense) (including foreign exchange gains/losses, loss on early redemption of debt, gains/losses from changes in fair value of derivative liabilities and other income/expense), Asset Impairments and Depreciation and Amortization. "Adjusted EBITDA," as used and defined by us, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by or used in operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP. However, we believe Adjusted EBITDA is useful to an investor in evaluating our operating performance because this measure: (1) is widely used by investors in the energy industry to measure a company's operating performance without regard to items excluded from the calculation of such term, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired, among other factors; (2) helps investors to more meaningfully evaluate and compare the results of our operations from period to period by removing the effect of our capital structure and asset base from its operating structure; and (3) is used by our management for various purposes, including as a measure of operating performance, in presentations to our Board of Directors, as a basis for strategic planning and forecasting, and as a component for setting incentive compensation. There are significant limitations to using Adjusted EBITDA as a measure of performance, including the inability to analyze the effect of certain recurring and non-recurring items that materially affect our net income or loss, and the lack of comparability of results of operations of different companies.

        The reconciliation from net loss applicable to common stockholders to Adjusted EBITDA is as follows (in thousands):

	Three months ended June 30,
	2012	2011
	(Unaudited)
Loss applicable to common stockholders	$(29,983)	$(41,707)
Preferred stock dividends and accretion costs	2,517	2,271

Net loss	(27,466)	(39,436)
Provision for income taxes	6,202	2,194
Interest expense, net of interest income	12,836	12,941
Other income, net (as defined above)	(2,731)	(3,649)
Depreciation and amortization(1)	32,139	36,792

Adjusted EBITDA	$20,980	$8,842

(1)
Includes $14.3 million and $17.7 million, respectively, in amortization expense related to our multi-client seismic data acquisition business.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

        Operating Revenues.    Consolidated revenues for the six months ended June 30, 2012 were $298.3 million as compared to $333.2 million for the same period of 2011, a decrease of 10%. The decrease in revenues was primarily attributable to an overall decrease in our international and multi-client seismic data acquisition operations during the first six months of 2012 and lower activity in our North America seismic data acquisition operations during the second quarter of 2012, partially offset by increased activity in our Latin America seismic data acquisition and seismic data processing & integrated reservoir geosciences operations.

        For the six months ended June 30, 2012, seismic data acquisition revenue totaled $293.6 million as compared to $329.0 million for the same period of 2011, a decrease of 11%. This decrease in seismic data acquisition revenue was a result of a net decrease of $26.1 million in our international proprietary seismic data acquisition operations, a decrease of $6.1 million in our multi-client seismic data acquisition business and a net decrease of $3.2 million in our North America proprietary seismic data acquisition operations.

        North America proprietary seismic data acquisition revenues for the six months ended June 30, 2012 totaled $73.5 million, or 25% of total seismic data acquisition revenue, compared to $76.7 million, or 23% of total seismic data acquisition revenue, for the same period in 2011. The decrease was primarily the result of lower crew activity arising from postponed projects and permit delays on certain projects in the U.S. during the second quarter of 2012, partially offset by higher crew activity and variations in the usage mix of viobroseis and dynamite energy sources in the first quarter of 2012. We anticipate certain of the delayed projects to resume late in the third quarter of 2012 and continue into 2013.

        International proprietary seismic data acquisition revenues for the six months ended June 30, 2012 were $175.7 million, or 60% of total seismic data acquisition revenue, compared to $201.8 million, or 61% of total seismic data acquisition revenue, for the same period in 2011. The decrease was attributed to lower activity or changes in the types of surveys performed in Peru, Trinidad and the Asia Pacific region, environmental permit delays in Brazil during the second quarter of 2012 and the cessation of certain operations in North Africa and the Middle East, partially offset by increased activity in Angola, Mexico, Suriname and Bolivia. Revenues were also negatively impacted by weather downtime in Peru and Mexico during the first quarter of 2012.

        Multi-client seismic data acquisition revenues for the six months ended June 30, 2012 totaled $44.4 million, or 15% of consolidated seismic data acquisition revenue, compared to $50.5 million, or 15% of consolidated seismic data acquisition revenue, for the same period in 2011. The decrease was primarily the result of permit delays and variations in the usage mix of vibroseis versus dynamite energy sources in our prefunded projects activity, partially offset by an increase in late sales during 2012 as compared to the same period in 2011.

        Seismic data processing & integrated reservoir geosciences revenues increased to $7.4 million for the six months ended June 30, 2012, as compared to $6.4 million for the same period of 2011. The increase was primarily the result of variations in the size and type of processing jobs performed.

        The revenue information above includes inter-segment revenues between seismic data processing & integrated reservoir geosciences and other segments totaling $2.7 million and $2.2 million for the six months ended June 30, 2012 and 2011, respectively.

        Operating Expenses.    Consolidated direct operating costs decreased to $220.4 million for the six months ended June 30, 2012, as compared to $271.2 million for the same period of 2011, a decrease of 19%. The decrease was primarily a reflection of lower activity in our North America and international seismic data acquisition operations and a $3.9 million gain related to certain equipment exchange in our North America seismic data acquisition, partially offset by increased activity in our Latin America seismic data acquisition operations and a $5.1 million loss on sale of assets incurred in the first quarter of 2012 related to our multi-client seismic data acquisition operations.

        Seismic acquisition operating expenses totaled $217.0 million for the six months ended June 30, 2012, as compared to $267.5 million for the same period of 2011, a decrease of 19%. Seismic data acquisition operating expenses as a percentage of seismic data acquisition revenue were 74% for the six months ended June 30, 2012, as compared to 81% for the same period in 2011.

        North America proprietary seismic acquisition operating expenses for the six months ended June 30, 2012 totaled $55.3 million, or 75% of total North America seismic data acquisition revenue, compared to $59.2 million, or 77% of total North America seismic data acquisition revenue, for the same period in 2011. The decrease in expenses as a percentage of revenues is a reflection of variations in the usage mix of vibroseis versus dynamite energy sources and improved productivity during the first quarter of 2012, offset by idle crew time costs due to postponed projects and permit delays in the U.S during the second quarter of 2012. North America proprietary seismic acquisition operating expenses include a $3.9 million gain related to a transaction during the first quarter of 2012 in which we exchanged, in a reciprocal transfer, certain equipment with a third party. See note 2 to our interim condensed consolidated financial statements.

        International proprietary seismic acquisition operating expenses from international operations for the six months ended June 30, 2012 totaled $156.1 million, or 89% of total international seismic data acquisition revenue, compared to $208.1 million, or 103% of total international seismic data acquisition revenue, for the same period in 2011. The decrease in operating expenses was primarily the result of lower activity or changes in the types of surveys performed in Peru, Trinidad and the Asia Pacific region and the cessation of certain operations in the Middle East and North Africa. The decrease in operating expenses was partially offset by increased activity in Angola, Suriname, Bolivia and Mexico. Additionally, operating expenses were negatively impacted during the first quarter of 2012 due to idle costs in Australia and weather-related downtime in Peru and Mexico.

        We capitalize the majority of operating costs directly associated with acquiring and processing multi-client data and amortize them based on a specific formula driven by actual sales and expected late sales. Costs that are not capitalized generally represent costs incurred to deliver the projects' data and certain expenses reimbursed by our clients. These costs totaled $5.6 million and $0.2 million for the six months ended June 30, 2012 and 2011, respectively. Costs during the six months of 2012 include a loss of $5.1 million incurred in connection with the sale of certain North American seismic data during the first quarter of 2012. See note 2 to our interim condensed consolidated financial statements. See Depreciation and Amortization Expense below for discussion on our multi-client seismic data acquisition business amortization expense.

        Seismic data processing & integrated reservoir geosciences operating expenses totaled $6.1 million for the six months ended June 30, 2012, as compared to $5.9 million for the same period of 2011. With improved job mix and productivity factors during the first six months of 2012, operating expenses decreased as a percentage of revenues as compared to the same period during 2011.

        The expense information above includes inter-segment expense between seismic data processing & integrated reservoir geosciences and other segments totaling $2.7 million and $2.2 million for the six months ended June 30, 2012 and 2011, respectively.

        Depreciation and Amortization Expense.    Depreciation and amortization expense for the six months ended June 30, 2012 totaled $65.5 million, compared to $77.3 million for the same period of 2011, a decrease of $11.8 million, or 15%. The decrease was primarily the result of a decrease in multi-client amortization expense and a decrease in amortization expense related to other intangible assets. Amortization of multi-client data for the six months ended June 30, 2012 totaled $29.8 million, or approximately 67% of multi-client revenues, compared to $39.4 million, or approximately 78% of multi-client revenues, for the same period in 2011. The decrease as a percentage of multi-client revenues is primarily the result of pre-funded projects which had lower amortization rates as well as higher late sales during the first six months of 2012 as compared to the same period in 2011.

        General and Administrative Expense.    General and administrative expense for the six months ended June 30, 2012 totaled $37.6 million, or 13% of revenues, compared to $34.1 million, or 10% of revenues, for the same period of 2011. The increase was primarily the result of an increase in certain professional services costs related to the Company's restructuring efforts and increased employee-related expenses, partially offset by reductions in our international regions resulting from cost reduction efforts and the cessation of operations in certain locations.

        Interest Expense, net.    Interest expense, net of interest income, for the six months ended June 30, 2012 was $25.6 million, compared to $24.1 million for the same period of 2011. The increase was primarily the result of additional interest expense during the first quarter of 2012 associated with our Whitebox Revolving Credit Facility compared to the same period in 2011. Interest expense includes dividends on mandatorily redeemable preferred stock.

        Change in Fair Value of Derivative Liabilities.    The gain in the fair value of our derivative liabilities for the six months ended June 30, 2012 totaled $5.6 million, compared to a gain of $9.0 million for the same period in 2011. The fair values of our derivatives liabilities are subject to material changes primarily associated with fluctuations in the market value of our common stock which declined from $2.15 per share at December 31, 2011 to $0.27 per share at June 30, 2012. When the value of our stock decreases, so does the value of the derivative liabilities, resulting in a gain.

        Foreign Exchange Gains/Losses.    Foreign exchange loss for the six months ended June 30, 2012 totaled $0.9 million, compared to a loss of $0.1 million for the same period in 2011. The loss in the six months ended June 30, 2012 was primarily the result of the weakening of the U.S. dollar against the foreign currencies of the countries in which we operate. We incurred losses on settlement of receivables and payables during the period on foreign currency denominated balances.

        Other Income, Net.    Other income, net for the six months ended June 30, 2012 totaled $2.5 million, compared to a loss of $0.7 million for the same period in 2011. During the first quarter of 2012 we received additional insurance proceeds of $2.1 million in connection with a loss of certain equipment during 2011 resulting from a wild-fire in Colorado, in the United States. All insurance proceeds were used to replace the lost equipment. During the second quarter of 2011, $1.1 million of deferred financing costs were written off in connection with the early extinguishment of the RBC Revolving Credit Facility.

        Income Tax Expense.    Income tax expense totaled $7.1 million for the six months ended June 30, 2012, compared to $2.8 million for the same period of 2011. While the Company had pretax losses during the six months ended June 30, 2012, the income tax provision for this period relates primarily to taxes due in countries with deemed profit tax regimes, withholding taxes and the increase of the valuation allowance in the United States.

        Adjusted EBITDA and Net Loss.    Consolidated Adjusted EBITDA (as defined above) totaled $40.3 million for the six months ended June 30, 2012, compared to $27.9 million for the same period in 2011. The increase was primarily the result of increased productivity in our Latin America seismic data acquisition operations, the gain on exchange of equipment in our North America seismic data acquisition operations and lower operating expenses during 2012, partially offset by the loss on sale of assets incurred in the first quarter of 2012 related to our multi-client seismic data acquisition operations, decreased activity in North America due to postponed and delayed projects in the second quarter of 2012, and the reduction of costs in certain international regions.

        North America proprietary seismic data acquisition Adjusted EBITDA for the six months ended June 30, 2012 totaled $15.7 million compared to $14.3 million for the same period in 2011. The increase was primarily the result of improved crew productivity and the $3.9 million gain on exchange of equipment during the first quarter of 2012, partially offset by lower revenues and idle crew time costs due to delayed projects in the second quarter of 2012.

        International proprietary seismic data acquisition Adjusted EBITDA for the six months ended June 30, 2012 totaled $6.6 million compared to $(21.2) million for the same period in 2011. The increase was primarily the result of improved production in Mexico, reduction of costs as a percentage of revenues in the Asia Pacific and North Africa regions and increased activity in Suriname and Bolivia.

        Multi-client seismic data acquisition Adjusted EBITDA for the six months ended June 30, 2012 totaled $38.1 million compared to $49.3 million for the same period in 2011. The decrease was primarily the result of permit delays, variations in the usage mix of vibroseis versus dynamite energy sources in our prefunded projects activity during the first six months of 2012 and a $5.1 million loss incurred in the first quarter of 2012 related to the sale of certain seismic data.

        Seismic data processing & integrated reservoir geosciences Adjusted EBITDA for the six months ended June 30, 2012 totaled $1.3 million compared to $0.4 million for the same period in 2011. The increase was primarily the result of improved pricing and more efficient computer utilization.

        The corporate components of our operations are not considered a separate operating segment.

        We had a loss applicable to common stockholders of $55.6 million, or ($2.93) per common share, for the six months ended June 30, 2012, compared to a loss applicable to common stockholders of $72.7 million, or ($4.08) per common share, for the same period in 2011. The decrease in our net loss applicable to common stock holders resulted primarily from the same variables impacting Adjusted EBITDA as well as the decrease in multi-client amortization expense, partially offset by an increase in net interest expense, the decrease in the gains in the fair value of our derivative liabilities and increased income tax expense, all described above.

        The reconciliation from net loss applicable to common stockholders to Adjusted EBITDA is as follows (in thousands):

	Six months ended June 30,
	2012	2011
	(Unaudited)
Loss applicable to common stockholders	$(55,633)	$(72,681)
Preferred stock dividends and accretion costs	4,943	4,474

Net loss	(50,690)	(68,207)
Provision for income taxes	7,142	2,828
Interest expense, net of interest income	25,575	24,090
Other income, net (as defined above)	(7,217)	(8,145)
Depreciation and amortization(1)	65,481	77,329

Adjusted EBITDA	$40,291	$27,895

(1)
Includes $29.8 million and $39.4 million, respectively, in amortization expense related to our multi-client seismic data acquisition business.

Liquidity and Capital Resources

Liquidity and Industry Concerns

        The Company continued to incur operating losses primarily due to delays in project commencements, low asset utilization, idle crew costs and the Mexico liftboat incident. These events caused a reduction in our available liquidity towards the end of 2011 and continuing into 2012.

        To address these liquidity concerns, we initiated actions designed to improve our liquidity position by giving priority to generating cash flows while maintaining our long-term commitment to providing high quality seismic data acquisition services. These actions have included:

  •
  The appointment of David Crowley as the President and Chief Operating Officer of the Company, on May 31, 2012,

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

        On March 15, 2012, we sold certain North American seismic data in exchange for $10.0 million in cash. Under the agreement, we will retain specified percentages of the net revenues generated and collected on the sold seismic data for a period of five years. The transaction closed on March 30, 2012 and we received proceeds of $10.0 million, which will be used entirely for reinvestment in long-term assets. As of June 30, 2012, the Company has used most of the proceeds for that purpose except for $3.1 million which are included in non-current restricted cash in the Company's consolidated balance sheet.

        On March 16, 2012, we entered into a commitment letter (the "Commitment Letter") with Avista and an affiliate of Avista (collectively, the "Avista Financing Parties") to obtain debt financing from the Avista Financing Parties until January 1, 2013. Pursuant to the terms of the Commitment Letter, at our election from time to time, the Avista Financing parties agreed to (i) purchase up to an additional $10 million in aggregate principal amount of Notes (the "U.S. Avista Notes") and (ii) enter into foreign loan facilities (the "Foreign Avista Notes" and, collectively with the U.S. Avista Notes, the "Additional Avista Notes") to be secured by the assets of certain of our non-U.S. subsidiaries that would be drawn down from time to time concurrently with the purchase by the Avista Financing Parties of any U.S. Avista Notes (the "Commitment"). In the event that we elect to exercise our right to have the Avista Financing Parties purchase any Additional Avista Notes, we will be obligated to deliver U.S. Avista Notes with a principal amount equal to the amount of the purchase price and Foreign Avista Notes in an aggregate principal amount equal to 80% of such purchase price, allocated among the Foreign Avista Notes as directed by the Avista Financing Parties. See "Capital Resources" below. We are currently pursuing various financing alternatives that may result in our termination of the commitment letter prior to entering into definitive documents with the Avista Financing Parties, although there can be no assurances that we will be able to successfully implement any such alternatives.

        Management is focused on improving liquidity through the implementation of the actions described above although any unforeseen unfavorable developments could have a further material adverse effect on our liquidity and financial condition. We anticipate that additional efforts will be required to address the Company's high levels of indebtedness and we continue to work with our financial advisor to address these issues through a possible restructuring of the Company's indebtedness and existing capital structure. Given our high levels of indebtedness and currently outstanding preferred stock which have preference over our common stock, we believe it is unlikely that any significant value would be ascribed to our common stock after any such restructuring.

        In addition to working with the Company's financial advisor regarding a possible restructuring of our indebtedness and capital structure, we are currently reviewing other alternatives and may adopt other strategies such as reducing or delaying capital investments, delaying bids on new sales or seeking to raise additional capital through debt or equity financing. However, our current credit rating limits our ability to access the debt capital markets and the recent low trading price of our common stock severely limits our ability to raise substantial capital in the equity capital markets. Among other restrictions, our Notes and the Whitebox Revolving Credit Facility also limit our ability to incur or guarantee additional debt or to grant additional liens on our assets which further limits our ability to raise additional capital through debt financing. Our ability to timely raise sufficient capital may also be limited by NYSE MKT stockholder approval requirements for certain transactions involving the issuance of our common stock or securities convertible into our common stock.

        These alternatives may not be successful, and we could face a substantial liquidity shortfall and might be required to dispose of certain assets or operations or take other actions to meet our operating and debt service obligations. The failure to meet our debt service obligations would constitute an event of default under the Whitebox Revolving Credit Facility and the Notes, and the Lenders or Note holders could declare all amounts outstanding under the Whitebox Revolving Credit Facility or Notes to be immediately due and payable. In such event, the Company would likely be forced to pursue a restructuring of its indebtedness and existing capital structure and we believe that, given our high levels of indebtedness and currently outstanding preferred stock which have preference over our common stock, it is unlikely that any significant value would be ascribed to our existing common stock after any such restructuring. For additional discussion of the risks associated with our high levels of indebtedness and current liquidity issues, please see the discussion "Risk Factors" in Item 1A of this Form 10-Q and "Risk Factors" in Item 1A of our 2011 Form 10-K .

Liquidity

        Our primary sources of cash flows are those generated by our seismic data acquisition and seismic data processing & integrated reservoir geosciences segments, issuances of debt and equity securities, equipment financing and trade credit. Our primary uses of cash are operating expenses associated with our seismic data acquisition and seismic data processing & integrated reservoir geosciences segments, capital expenditures associated with upgrading and expanding our capital asset base and debt service.

        At June 30, 2012, we had available liquidity as follows (in millions):

Available cash:
Cash and cash equivalents(1)(2)	$36.0
Undrawn borrowing capacity under Whitebox Revolving Credit Facility	—
Undrawn borrowing capacity under short-term project financing agreement	5.6

Net available liquidity at June 30, 2012(3)	$41.6

(1)
Includes approximately $12.3 million designated for multi-client investments, which is not fully available for current obligations.

(2)
Includes $22.6 million in international bank accounts.

(3)
Excludes undrawn borrowing capacity under Avista commitment letter of $10.0 million which is subject to finalization of definitive documentation.

        We have certain foreign overdraft facilities in the amount of $1.5 million of which $0.3 million was drawn at June 30, 2012. Due to the limitations on our ability to remit funds to the United States, amounts under these facilities have been excluded in the available liquidity table above.

        The following table summarizes certain measures of liquidity and capital expenditures, as well as our sources of capital from internal and external sources, for the six months ended June 30, 2012 and 2011 (in thousands):

	Six Months Ended June 30,
	2012	2011
	(Unaudited)
Cash and cash equivalents (end of period)	$36,006	$61,779
Working capital (end of period)	11,709	27,175
Net cash provided by operating activities	26,508	44,669
Net cash used in investing activities	(30,937)	(49,530)
Net cash provided by (used in) financing activities	(4,212)	23,789
Capital expenditures (including capital leases, if applicable)	(11,697)	(13,216)
Investment in multi-client data library	(29,130)	(40,256)
Cash paid for interest	(18,379)	(16,800)
Cash paid for taxes	(2,571)	(3,817)

  Cash provided by (used in) operating activities

        Net cash provided by operating activities was $26.5 million for the six months ended June 30, 2012, as compared to $44.7 million for the six months ended June 30, 2011. The decrease in operational cash flow was primarily the result of lower operating results in our North America business and changes in working capital for the first quarter of 2012 period compared to the same period in 2011.

  Cash provided by (used in) investing activities

        Net cash used in investing activities was $30.9 million for the six months ended June 30, 2012, as compared to $49.5 million for the six months ended June 30, 2011. The decrease in cash used in investing activities is primarily the result of lower investments in our multi-client data library and reduced capital expenditures during 2012 compared to the same period in 2011.

  Cash provided by (used in) financing activities

        Net cash used in financing activities was $4.2 million for the six months ended June 30, 2012, as compared to cash provided by financing activities of $23.8 million for the six months ended June 30, 2011. The variance is primarily associated with the cash inflow during the first quarter of 2011 related to borrowings on the RBC Revolving Credit Facility.

Capital Resources

        See notes 3, 4 and 5 to our interim condensed consolidated financial statements for additional discussion on our debt, our mandatorily redeemable preferred stock and our preferred stock, respectively.

  Financing Provided by Related Parties

        On March 16, 2012, we entered into the Commitment Letter with the Avista Financing Parties to obtain debt financing until January 1, 2013. Pursuant to the terms of the Commitment Letter, at our election from time to time, the Avista Financing Parties agreed to (i) purchase up to an additional $10.0 million in aggregate principal amount of U.S. Avista Notes and (ii) enter into Foreign Avista Notes to be secured by the assets of certain of our non-U.S. subsidiaries that would be drawn down from time to time concurrently with the purchase by the Avista Financing Parties of any U.S. Avista Notes. In the event that we elect to exercise our right to have the Avista Financing Parties purchase any Additional Avista Notes, we will be obligated to deliver U.S. Avista Notes with a principal amount equal to the amount of the purchase price and Foreign Avista Notes in an aggregate principal amount equal to 80% of such purchase price, allocated among the Foreign Avista Notes as directed by the Avista Financing Parties.

        The obligations of the Avista Financing Parties under the Commitment Letter are subject to the execution and delivery of definitive documents and other closing conditions. In consideration for their obligations under the Commitment Letter, we paid the Avista Financing Parties a fee of $0.3 million at the time the Commitment Letter was executed and incurred an obligation to deliver either warrants to purchase 190,000 shares of our common stock or its cash equivalent value, at our election, at the earlier of a purchase of any Additional Avista Notes or June 30, 2012 (unless the Commitment was terminated earlier than June 30, 2012 and prior to any such purchase). We elected to pay the cash equivalent value of the warrants and recorded a liability for $0.3 million on June 30, 2012. Also on June 30, 2012, in accordance with the Commitment Letter terms, we incurred an obligation to deliver warrants to purchase an additional 190,000 shares of our common stock or its cash equivalent value, at our election, as the Commitment remained outstanding as of that date. We elected to pay the cash equivalent value of the warrants and recorded a liability for $0.1 million. We are obligated to deliver warrants to purchase an additional 190,000 shares of our common stock or its cash equivalent value, at our election, at each of September 30, 2012 and December 31, 2012 if the Commitment or any Notes remain outstanding as of the applicable foregoing dates. Certain of the financing transactions under the Commitment Letter were subject to a right of first refusal in favor of certain of our existing senior lenders, which expired unexercised on June 29, 2012.

        In accordance with the terms of the Commitment Letter, the warrants issued in connection with the transactions contemplated under the Commitment will have an exercise price of $0.01 per share of common stock and otherwise will be issued with terms substantially similar to the warrants we issued to the Avista Financing Parties in 2010.

  Short-term Project Financing—Line of Credit Agreement

        On November 22, 2011, one of our subsidiaries in Latin America entered into a short-term project financing agreement secured by the cash flows generated by the underlying project contract. The cash inflows and outflows associated with this agreement and the underlying project contract are managed through a trust specifically set up for this purpose and required by the agreement. The trust's financial statements as of June 30, 2012 have been fully consolidated with those of our subsidiary and reflected accordingly. The trust's cash balance at June 30, 2012 of $0.9 million is classified as restricted cash in our consolidated balance sheet. The maximum credit available under this agreement is $5.6 million of which $0 million was outstanding at June 30, 2012.

        Disbursements under the line of credit agreement are subject to a fee of 3.0% plus VAT and borrowings outstanding under this agreement bear interest at 8.0% plus one-month LIBOR rate, which was 8.52% at June 30, 2012. The agreement matures on December 17, 2012 and certain financial covenants apply as long as amounts remain outstanding under the agreement. The Company's subsidiary was not in compliance with these covenants at December 31, 2011 and subsequently secured a waiver through the maturity of the credit agreement. The Company's subsidiary was in compliance with the revised covenants at June 30, 2012.

  Capital Lease Obligations and Vendor Financing

        From time to time we enter into capital leases and vendor financing arrangements to purchase certain equipment. The equipment purchased from these vendors is paid over a period of time. At June 30, 2012, the balance under these capital leases and vendor financing arrangements was approximately $6.0 million. During the remainder of 2012, we may enter into additional capital leases and/or vendor financing.

Future Capital Expenditures

        For 2012, we expect our capital expenditures to be approximately $27.0 million, plus approved multi-client investments, the majority of which are pre-funded. Subject to our liquidity limitations, we plan these investments in 2012 to be primarily on expenditures to extend the useful life of other equipment and facilities for our seismic data acquisition segment with a smaller portion targeted towards acquiring new equipment for our seismic data processing & integrated reservoir geosciences segment. During the six months ended June 30, 2012, capital expenditures, including capital leases, totaled $11.7 million.

Off-Balance Sheet Arrangements

        We had no off-balance sheet arrangements for the six months ended June 30, 2012 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

New Accounting Pronouncements

        See note 1 to our interim condensed consolidated financial statements.

Significant Accounting Policies

        See note 2 to our consolidated financial statements in our 2011 Form 10-K.

Critical Accounting Policies

        See "—Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" in Item 7 and note 2 to our consolidated financial statements in our 2011 Form 10-K.

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

        We typically provide services to a relatively small group of key customers that account for a significant percentage of our accounts receivable at any given time. If any of our key clients were to terminate their contracts or fail to contract for our services in the future because they are acquired, alter their exploration or development strategy, or for any other reason, our results of operations could be affected. However, key customers change from year to year and the largest customers in any year may not be indicative of the largest customers in any subsequent year. For the six months ended June 30, 2012, our top 10 customers represented 75% of our consolidated revenue for this period. Our two largest customers accounted for 27% and 11%, respectively, of our consolidated revenue for the six months ended June 30, 2012.

        At June 30, 2012, two customers accounted for 21%, and 14%, respectively, of our consolidated accounts receivable. We utilize the specific identification method for establishing and maintaining allowances for possible losses. Our allowance for doubtful accounts was $2.7 million at June 30, 2012.

        We have cash and restricted cash balances which, at times, may exceed federally insured limits. Restricted cash includes cash held to collateralize standby letters of credit and performance guarantees. At June 30, 2012, restricted cash also includes cash held in trust in connection with a short-term project financing agreement entered into in November 2011 and cash received in connection with the sale of certain North American seismic data. Volatility in financial markets may impact our credit risk on cash and short-term investments. At June 30, 2012, cash and cash equivalents and restricted cash, including restricted cash classified as non-current, totaled $41.7 million.

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

        The fair market value of fixed-rate long-term debt increases as prevailing interest rates decrease and decreases as prevailing interest rates increase. Increases in the fair value of our fixed-rate debt affect our results of operations and cash flows only if we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. The estimated fair value of our fixed-rate long-term debt was $203.6 million and $218.5 million at June 30, 2012 and December 31, 2011, respectively.

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

        We have designated the U.S. dollar as the functional currency for our operations in international locations because the majority of our contracts with customers are denominated in U.S. dollars and we purchase equipment and finance capital primarily using the U.S. dollar. Accordingly, certain assets and liabilities of foreign operations are translated at historical exchange rates, revenues and expenses are translated at the average rate of exchange for the period, and all translation gains or losses are reflected in the period's results of operations. Our net foreign exchange loss attributable to our international operations for the three and six months ended June 30, 2012 was $1.1 million and $0.9 million, respectively, which was primarily the result of the weakening of the U.S. dollar against the foreign currencies of the countries in which we operate. We incurred losses on settlement of receivables and payables during the period on foreign currency denominated balances. A 10% change in the U.S. dollar as compared to the currencies of Brazil, Mexico, Canada and Australia, would cause approximately a $1.2 million increase/ decrease in our foreign exchange gains (losses) in the interim condensed consolidated statement of operations.

  Equity Risk

        Under the terms of our Series B-1 Preferred Stock and existing warrants and options to purchase our common stock, the holders of these instruments are given an opportunity to profit from a rise in the market price of our common stock that, upon the conversion of our Series B-1 Preferred Stock and the exercise of the warrants and/or options, could result in dilution in the interests of our other stockholders. See our discussion in Item 1A. "Risks Related to Our Common and Preferred Stock" and notes 7 and 9 to our consolidated financial statements in our 2011 Form 10-K. The holders of our Series B-1 Preferred Stock have the preemptive right to acquire shares of our common stock that we may offer for cash in the future, other than shares sold in a public offering. In addition, the conversion price of the Series B-1 Preferred Stock, and the exercise price of the 2008 Warrants and the 2010 Warrants are subject to anti-dilution adjustments if we issue common stock at a price less than the applicable conversion or exercise price. The terms on which we may obtain additional financing may be adversely affected by the existence and potentially dilutive impact of our Series B-1 Preferred Stock, and common stock options and warrants.

        In connection with the Commitment Letter entered into on March 16, 2012 with the Avista Financing Parties, we are obligated to deliver warrants to purchase an additional 190,000 shares of the Company's common stock or its cash equivalent value, at our election, at each of September 30, 2012 and December 31, 2012 if the Commitment or any Notes remain outstanding as of the applicable foregoing dates.

        In accordance with the terms of the Commitment Letter, any warrants issued in connection with the transactions contemplated under the Commitment will have an exercise price of $0.01 per share of common stock and otherwise will be issued with terms substantially similar to the warrants we issued to the Avista Financing Parties in 2010.

  Fair Value Measurements

        As a result of certain anti-dilution provisions in the Series B-1 Preferred Stock conversion feature and the 2008 and 2010 Warrants, these instruments are recorded at fair value on a recurring basis as derivative liabilities in our consolidated balance sheet. See notes 4 and 5 to our interim condensed consolidated financial statements. Changes in fair value are recorded in other income (expense) as unrealized gains and losses. The fair values of these instruments are subject to material changes primarily associated with fluctuations in the market value of our common stock. Generally, as the market value of our stock increases/decreases, the fair values of our derivative liabilities increase/decrease and a corresponding loss/gain is recorded. In addition, our estimate of the fair value of these instruments includes other key inputs and assumptions for option-adjusted spread, volatility and a risk-free discount rate. For the three and six months ended June 30, 2012, we recorded unrealized gains of $3.7 million and $5.6 million, respectively, associated with these instruments. Due to the degree of estimation involved, our derivative liabilities are classified as Level 3 in the fair value hierarchy. See note 6 to our interim condensed consolidated financial statements.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have performed an evaluation of the design,

operation and effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) at June 30, 2012. Based on that evaluation, our principal executive officer and principal financial officer concluded that such disclosure controls and procedures were not effective. See "Material Weakness" below.

Material Weakness

        In connection with the preparation of our consolidated financial statements for the year ended December 31, 2011 we identified control deficiencies that constituted a material weakness in the design and operation of our internal control over financial reporting. The following material weakness was present at December 31, 2011 and June 30, 2012:

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

Changes in Internal Control

        Other than the measures described above under "Remediation" there have not been any changes in our internal control over financial reporting (as defined in the Exchange Act Rule 13a-15(f) of the Securities Exchange Act) during the six months ending June 30, 2012, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.    Risk Factors

        Except as set forth below, there have been no material changes to the risk factors previously disclosed in our 2011 Form 10-K. For more information regarding our risk factors, please refer to Item 1A—Risk Factors in our 2011 Form 10-K.

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

        We continued to incur operating losses in our business units primarily due to delays in project commencements, low international asset utilization and the suspension at the end of the third quarter of one of our seismic contracts in Mexico due to a lift boat incident, which resulted in serious concerns about our liquidity beginning in 2011 and continuing into 2012. These events have caused a reduction in our available liquidity and we may not have the ability to generate sufficient cash flows from operations and, therefore, sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs.

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

        We continue to work with our financial advisor to address these issues through a possible restructuring of the Company's indebtedness and existing capital structure. We are also currently reviewing other alternatives and may adopt other strategies such as reducing or delaying capital investments, delaying bids on new sales or seeking to raise additional capital through debt or equity financing. However, our current credit rating limits our ability to access the debt capital markets and the recent low trading price of our common stock severely limits our ability to raise substantial capital in the equity capital markets. Among other restrictions, our Notes and the Whitebox Revolving Credit Facility also limit our ability to incur or guarantee additional debt or to grant additional liens on our assets which further limits our ability to raise additional capital through debt financing. Our ability to timely raise sufficient capital may also be limited by NYSE MKT stockholder approval requirements for certain transactions involving the issuance of our common stock or securities convertible into our common stock.

        We cannot assure you that any restructuring would be possible or that additional equity or debt financing could be obtained on acceptable terms, if at all. Furthermore, we cannot assure you that any of our strategies will yield sufficient funds to meet our working capital or other liquidity needs, including for payments of interest and principal on our debt in the future, and any such alternative measures may be unsuccessful or may not permit us to meet scheduled debt service obligations, which could cause us to default on our obligations and could further materially and adversely affect our liquidity or financial position.

        If we restructure our indebtedness and existing capital structure, our existing indebtedness and our currently outstanding preferred stock would generally have preference in our capital structure over our common stock. Given our high levels of indebtedness and currently outstanding preferred stock, particularly taking into consideration that the Notes have been trading below par value, we believe it is unlikely that any significant value would be ascribed to our common stock after any such restructuring.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Mine Safety Disclosures

        Not applicable.

Item 5.    Other Information

        None.

Item 6.    Exhibits

Exhibit No.		Description
3.1		Certificate of Correction of the Certificate of Incorporation, dated May 9, 2012 (incorporated by reference from Exhibit 3.1 to Form 8-K filed on May 11, 2012 (file no. 001-33460)).
3.2		Certificate of Designation of Series B-1 Senior Convertible Preferred Stock, dated May 9, 2012 (incorporated by reference from Exhibit 3.2 to Form 8-K filed on May 11, 2012 (file no. 001-33460)).
3.3		Certificate of Designation of Series C-1 Senior Preferred Stock, dated May 9, 2012 (incorporated by reference from Exhibit 3.3 to Form 8-K filed on May 11, 2012 (file no. 001-33460)).
3.4
Certificate of Elimination of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, and Series A Senior Convertible Preferred Stock, dated May 9, 2012 (incorporated by reference from Exhibit 3.4 to Form 8-K filed on May 11, 2012 (file no. 001-33460)).
4.1
Amendment No. 1 to Geokinetics Inc. Warrant to Purchase 189,920 Shares of Common Stock, dated May 9, 2012, issued to Avista Capital Partners, L.P. (incorporated by reference from Exhibit 4.1 to Form 8-K filed on May 11, 2012 (file no. 001-33460)).
4.2
Amendment No. 1 to Geokinetics Inc. Warrant to Purchase 50,080 Shares of Common Stock, dated May 9, 2012, issued to Avista Capital Partners (Offshore), L.P. (incorporated by reference from Exhibit 4.2 to Form 8-K filed on May 11, 2012 (file no. 001-33460)).
4.3		Form of Amendment No. 1 to Geokinetics Inc. Warrant to Purchase Common Stock, dated May 9, 2012 (incorporated by reference from Exhibit 4.3 to Form 8-K filed on May 11, 2012 (file no. 001-33460)).
10.1	*	Employment Agreement by and between Geokinetics Inc. and David J. Crowley dated as of May 2, 2012
10.2	*	Series B Preferred Stock Subscription and Exchange Agreement, dated May 9, 2012
10.3	*	Series C Preferred Stock Subscription and Exchange Agreement, dated May 9, 2012
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	**	Interactive Data Files.

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

GEOKINETICS INC.
Date: August 9, 2012	/s/ RICHARD F. MILES Richard F. Miles President and Chief Executive Officer (Authorized Officer)
Date: August 9, 2012	/s/ GARY L. PITTMAN Gary L. Pittman Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: August 9, 2012	/s/ DIANA S. MOORE Diana S. Moore Vice President and Chief Accounting Officer (Principal Accounting Officer)