Form 10-Q
period 2012-09-30
GEOKINETICS INC
filed 2012-11-08
CIK 314606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Common Stock, par value $0.01 per share. Shares outstanding on November 2, 2012: 19,048,326 shares

GEOKINETICS INC.

INDEX

Glossary of Certain Defined Terms

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets—as of September 30, 2012 (Unaudited) and December 31, 2011		4

Condensed Consolidated Statements of Operations (Unaudited)—for the Three and Nine Months Ended September 30, 2012 and 2011		5

Condensed Consolidated Statements of Cash Flows (Unaudited)—for the Nine Months Ended September 30, 2012 and 2011		6

Condensed Consolidated Statement of Shareholders’ Deficit and Accumulated Other Comprehensive Income (Unaudited)—for the Nine Months Ended September 30, 2012		7

Notes to Condensed Consolidated Financial Statements (Unaudited)		8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	45

Item 4.	Controls and Procedures	47

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	48

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3.	Defaults Upon Senior Securities	49

Item 4.	Mine Safety Disclosures	49

Item 5.	Other Information	49

Item 6.	Exhibits	50

Signatures		51

Glossary of Certain Defined Terms:

2002 Plan	2002 Stock Awards Plan
2007 Plan	2007 Stock Awards Plan
2008 Warrants	Warrants to purchase 240,000 shares of Geokinetics common stock issued in July 2008
2010 Plan	2010 Stock Awards Plan
2010 Warrants	Warrants to purchase 3,495,000 shares of Geokinetics common stock issued in December 2010
2011 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2011
2D	Two-dimensional
3D	Three-dimensional
4D	Four-dimensional
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Avista	Avista Capital Partners, L.P.
Company	Geokinetics Inc., collectively with its subsidiaries
EBITDA	Earnings before interest, taxes, depreciation and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	United States generally accepted accounting principles
Geokinetics	Geokinetics Inc., collectively with its subsidiaries
Holdings	Geokinetics Holdings USA, Inc.
IASB	International Accounting Standards Board
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

Item 1.  Financial Statements

Geokinetics Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,725	$44,647
Restricted cash	3,284	3,060
Accounts receivable, net of allowance for doubtful accounts of $2,811 at September 30, 2012 and $2,757 at December 31, 2011	135,617	160,736
Deferred costs	9,735	13,941
Prepaid expenses	14,708	12,747
Other current assets	3,919	3,269
Total current assets	197,988	238,400
Property and equipment, net	167,362	212,636
Multi-client data library, net	30,718	41,512
Deferred financing costs, net	10,708	12,987
Other assets, net	8,937	8,637
Total assets	$415,713	$514,172
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Short-term debt and current portion of long-term debt and capital lease obligations	$3,061	$4,543
Accounts payable	35,992	79,300
Accrued liabilities	88,002	79,836
Deferred revenue	21,254	32,675
Income taxes payable	19,503	18,969
Total current liabilities	167,812	215,323
Long-term debt and capital lease obligations, net of current portion	349,646	350,183
Deferred income taxes	11,187	8,062
Derivative liabilities	537	5,778
Mandatorily redeemable preferred stock	60,488	53,210
Other liabilities	1,122	1,122
Total liabilities	590,792	633,678
Commitments and contingencies
Mezzanine equity:
Preferred stock, Series B-1 Senior Convertible, $10.00 par value; 2,500,000 shares authorized, 377,769 shares issued and outstanding at September 30, 2012 and 351,444 shares issued and outstanding at December 31, 2011	90,726	83,313
Stockholders’ deficit:
Common stock, $.01 par value; 100,000,000 shares authorized, 19,703,479 shares issued and 19,048,326 shares outstanding at September 30, 2012 and 19,289,489 shares issued and 18,990,290 shares outstanding at December 31, 2011	197	193
Additional paid-in capital	222,412	228,410
Accumulated deficit	(488,434)	(431,442)
Accumulated other comprehensive income	20	20
Total stockholders’ deficit	(265,805)	(202,819)
Total liabilities, mezzanine equity and stockholders’ deficit	$415,713	$514,172

See accompanying notes to the condensed consolidated financial statements.

Geokinetics Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$141,694	$206,052	$439,979	$539,237
Expenses:
Direct operating	96,978	147,811	317,332	418,998
Depreciation and amortization	23,145	49,022	88,626	126,351
General and administrative	12,548	21,321	50,188	55,424
Asset impairments	—	40,000	—	40,000
Total expenses	132,671	258,154	456,146	640,773
Income (Loss) from operations	9,023	(52,102)	(16,167)	(101,536)
Other income (expense):
Interest income	84	210	148	598
Interest expense	(12,783)	(11,161)	(38,422)	(35,639)
Gain / (loss) from change in fair value of derivative liabilities	(334)	22,409	5,270	31,381
Foreign exchange gain / (loss)	1,143	(5,301)	253	(5,442)
Other, net	199	5,722	2,702	5,036
Total other income (expense), net	(11,691)	11,879	(30,049)	(4,066)
Loss before income taxes	(2,668)	(40,223)	(46,216)	(105,602)
Provision for income taxes	3,634	1,882	10,776	4,710
Net Loss	(6,302)	(42,105)	(56,992)	(110,312)
Preferred stock dividends and accretion costs	(2,551)	(2,333)	(7,494)	(6,807)
Loss applicable to common stockholders	$(8,853)	$(44,438)	$(64,486)	$(117,119)
For Basic and Diluted Shares:
Loss per common share	$(0.46)	$(2.44)	$(3.39)	$(6.52)
Weighted average common shares outstanding	19,048	18,225	19,020	17,964

See accompanying notes to the condensed consolidated financial statements.

Geokinetics Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES
Net loss	$(56,992)	$(110,312)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	88,626	126,351
Asset impairments	—	40,000
Bad debt expense	—	1,853
Loss on prepayment of debt, amortization of deferred financing costs, and accretion of debt discount	4,355	4,789
Stock-based compensation	1,500	1,987
(Gain) loss on disposal, exchange and sale of assets	2,060	(4,824)
Change in fair value of derivative liabilities	(5,270)	(31,381)
Changes in operating assets and liabilities:
Restricted cash, net of investing portion	(224)	270
Accounts receivable	25,119	4,328
Prepaid expenses and other assets	(2,450)	(3,789)
Deferred costs	4,206	1,789
Accounts payable	(43,308)	13,322
Deferred revenue	(11,421)	622
Accrued liabilities and other liabilities	18,190	14,579
Net cash provided by operating activities	24,391	59,584
INVESTING ACTIVITIES
Investment in multi-client data library, net	(37,189)	(63,888)
Purchases and acquisition of property and equipment	(10,790)	(14,031)
Purchases of other assets	(569)	(1,616)
Proceeds from sale/disposal of assets	15,895	7,588
Net cash used in investing activities	(32,653)	(71,947)
FINANCING ACTIVITIES
Proceeds from issuance of debt	—	60,000
Net change in short-term debt	(2,072)	348
Payments on capital lease obligations and vendor financing	(2,874)	(1,807)
Payments on debt	—	(33,000)
Payments of debt issuance costs	(714)	(2,376)
Net cash provided by (used in) financing activities	(5,660)	23,165
Net increase (decrease) in cash	(13,922)	10,802
Cash and cash equivalents at the beginning of period	44,647	42,851
Cash and cash equivalents at the end of period	$30,725	$53,653
Supplemental disclosures of cash flow information:
Cash disclosures:
Interest paid	$19,998	$18,499
Income taxes paid	$4,451	$4,144
Non-cash disclosures:
Capitalized depreciation to multi-client data library	$2,896	$4,491
Purchases of property and equipment under capital lease obligations and vendor financings, net of down payments	$2,430	$6,743
Deferred financing costs paid in common stock	$—	$3,980

See accompanying notes to the condensed consolidated financial statements.

Geokinetics Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Deficit

and Accumulated Other Comprehensive Income

(In thousands except share amounts)

(Unaudited)

	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit
Balance at December 31, 2011	19,289,489	$193	$228,410	$(431,442)	$20	$(202,819)
Stock-based compensation	—	—	1,500	—	—	1,500
Restricted stock issued, net	413,990	4	(4)	—	—	—
Accretion of preferred issuance costs and discounts	—	—	(859)	—	—	(859)
Accrual of preferred dividends	—	—	(6,635)	—	—	(6,635)
Net loss	—	—	—	(56,992)	—	(56,992)
Balance at September 30, 2012	19,703,479	$197	$222,412	$(488,434)	$20	$(265,805)

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

Liquidity and Recent Developments

On October 23, 2012, the Company was notified by NYSE MKT of noncompliance with certain continued listing standards set forth in the Exchange’s Company Guide.  The Company is required to submit a plan to the Exchange by November 23, 2012, addressing how the Company intends to regain compliance with the continued listing standards by April 23, 2014.  If the Company does not submit a plan to the Exchange or if the plan is not accepted by the Exchange, the Exchange will initiate delisting proceedings.

On May 31, 2012, the Company appointed David J. Crowley as the President and Chief Operating Officer of the Company.

On May 9, 2012, the Company entered into (i) a Series B Preferred Stock Subscription and Exchange Agreement (the “Series B Exchange Agreement”) pursuant to which all the shares of Series B Senior Convertible Preferred Stock were exchanged for shares of the Series B-1 Senior Convertible Preferred Stock of the Company and (ii) a Series C Preferred Stock Subscription and Exchange Agreement pursuant to which all the shares of Series C Senior Preferred Stock were exchanged for shares of the Series C-1 Senior Preferred Stock of the Company. Additionally, on May 9, 2012, the Company amended the terms of the 2008 Warrants and 2010 Warrants. See notes 4 and 5.

On March 16, 2012, the Company entered into a commitment letter with Avista and an affiliate of Avista to provide up to an additional $10.0 million in debt financing until January 1, 2013. Avista’s obligations under the commitment letter are subject to the execution and delivery of definitive documents and other closing conditions. See note 3.  The Avista debt financing is unlikely to be available if the Company is not able to implement a restructuring of its indebtedness and capital structure, and the Company is currently pursuing various financing alternatives.  There can be no assurances that the Company will be successful in procuring any such alternatives.

On March 15, 2012, the Company entered into a purchase and sale agreement pursuant to which the Company agreed to sell certain North American seismic data in exchange for $10.0 million in cash. The transaction closed on March 30, 2012. See note 2.

During 2011, the Company incurred operating losses primarily due to the Mexico lift boat incident, delays in project commencements, low asset utilization, and idle crew costs, which resulted in serious concerns about the Company’s liquidity.   In an effort to address these liquidity issues that continued into 2012, the Company’s management instituted a number of steps, including closing some regional offices and exiting certain operations around the world where the long-term prospects for profitability were not in line with the Company’s business goals. Additionally, the Company’s management continues to focus on cost reductions, potential additional sales of assets, further centralization of bidding and management services to provide a higher level of control over costs and bidding on seismic acquisition services under careful consideration of required capital expenditures for additional equipment or restrictions in cash required for bid or performance bonds.

Although management has continued to focus on improving liquidity through the implementation of the actions described above, we anticipate that additional efforts will be required to address the Company’s high levels of indebtedness.     As a result, management  continues to focus on maintaining sufficient liquidity to continue to operate its commercial business and anticipates that it will only make the December 15, 2012 interest payment on the Notes, which also contains a 30 day grace period with respect to interest payments, in the event that following such payment it believes it will have sufficient liquidity to continue to fund its ongoing commercial operations.    If the Company determines that it does not have sufficient cash on hand to both fund the interest payment and meet the ongoing commercial operating needs of the Company following any such payment, the Company would likely need to implement a restructuring of its indebtedness and capital structure in an out-of-court restructuring if the terms of such a restructuring can be agreed upon by the requisite parties.  If agreement with respect to an out-of-court restructuring cannot be reached, the Company would likely be required to implement an in-court restructuring since the failure to meet our debt service obligations would constitute an event of default under the Whitebox Revolving Credit Facility and the Notes, and the Lenders or Note holders could declare all amounts outstanding under the Whitebox Revolving Credit Facility or Notes to be immediately due and payable.  In the event the Company determines that it has sufficient cash on hand to both fund the December 15, 2012 interest payment and to meet the ongoing commercial operational needs of the Company following such payment, the Company still expects that it will nevertheless need to implement a capital restructuring in the near term following any such interest payment to address its high debt levels.

The Company continues to work with its financial advisor to address these issues with a focus on effecting an out-of -court restructuring of the Company’s indebtedness and capital structure.  In particular, the Company is currently in discussions with some of its Lenders, preferred stock holders and certain of its Note holders regarding a restructuring of certain of its indebtedness which may involve, among other things, conversion of certain of its preferred securities and debt into equity securities of the Company.  Given the Company’s high levels of indebtedness and outstanding preferred stock that have preference over its common stock, however, the Company believes it is unlikely that more than a nominal value, if any, would be ascribed to its existing common stock after any such restructuring.  In connection with its ongoing assessment of its liquidity requirements with respect to the interest payment on the Notes described above and related restructuring efforts, and even though such restructuring will likely result in only nominal, if any, value being ascribed to its existing common stock in connection therewith, management believes it will be able to preserve sufficient liquidity to provide for the continuity of its commercial operations and the provision of services to its customers on an uninterrupted basis and believes that if its restructuring efforts are successful that it will ultimately be in a stronger financial position enabling it to better serve its customers.

In addition to working with the Company’s financial advisor regarding a restructuring of our indebtedness and capital structure, the Company’s management is currently reviewing other alternatives, and may adopt strategies such as reducing or delaying capital investments, delaying bids on new sales or seeking to raise additional capital through debt or equity financing. However, the Company’s current credit rating limits the Company’s ability to access the debt capital markets and the recent low trading price of the Company’s common stock severely limits the Company’s ability to raise substantial capital in the equity capital markets. Among other restrictions, our Notes and the Whitebox Revolving Credit Facility also limit our ability to incur or guarantee additional debt or to grant additional liens on our assets which further limits our ability to raise additional capital through debt financing. The ability to timely raise sufficient capital may also be limited by NYSE MKT stockholder approval requirements for certain transactions involving the issuance of the Company’s common stock or securities convertible into the Company’s common stock.  These alternatives may not be successful, and the Company could face a substantial liquidity shortfall and might be required to dispose of certain assets or take other actions to meet its operating and debt service obligations.  In addition, any unforeseen unfavorable developments could have a further material adverse effect on the Company’s liquidity and financial condition.

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

Recent Accounting Standards Adopted

In June 2011, the FASB issued an update to ASC 220, Presentation of Comprehensive Income. This ASU provides an entity with the option to present comprehensive income in either (i) a single statement that presents the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income; or (ii) a two-statement approach which presents the components of net income and total net income in a first statement, immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The presentation of other comprehensive income in the statement of changes in equity was eliminated. The guidance is applied retrospectively and the Company adopted the provisions of this ASU on January 1, 2012, with the exception of those amendments relating to the presentation of reclassification adjustments out of accumulated other comprehensive income, which has been deferred as mentioned above. The Company elected the option to present comprehensive income in a single statement. However, the adoption of this guidance did not have an impact on the Company’s consolidated financial statements as there were no items related to comprehensive income during the three and nine months ended September 30, 2012 and 2011.

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

NOTE 2: Selected Asset Information

Restricted Cash

Restricted cash consists of short-term investments, primarily certificates of deposit, carried at cost. In the normal course of business, this amount is primarily comprised of cash collateral for letters of credit and performance guarantees. At September 30, 2012 and December 31, 2011, restricted cash also included cash held in trust of $0.1 million and $0.2 million, respectively, in connection with a short-term project financing agreement entered into in November 2011 by one of our Latin American subsidiaries.

Sales of Certain Accounts Receivable

In order to improve the Company’s liquidity, one of the Company’s international subsidiaries in Latin America sells certain eligible trade accounts receivable under a program sponsored by a financial agent of the foreign government to accelerate collections. There is no recourse to the subsidiary for uncollectible receivables and, once sold, the subsidiary’s effective control over the accounts is ceded. The cost associated with these sales is calculated based on LIBOR plus five percentage points, and the value and due date of the accounts receivable sold.

At the time of sale, the related accounts receivable are removed from the balance sheet and the proceeds and cost are recorded. The Company received proceeds of $51.2 million and $5.1 million from sales of accounts receivable during the three months ended September 30, 2012 and 2011, respectively. The Company received proceeds of $128.6 million and $50.4 million from sales of accounts receivable during the nine months ended September 30, 2012 and 2011, respectively. The loss on the sale of these accounts receivable during the three and nine months ended September 30, 2012 was $0.1 million and $0.3 million, respectively, and is included in operating expenses in the Company’s interim condensed consolidated statement of operations. The loss on the sale of these accounts receivable during the three and nine months ended September 30, 2011 was $0.0 million and $0.2 million, respectively, and is included in operating expenses in the Company’s interim condensed consolidated statement of operations.

Property and Equipment, Net

Property, equipment and accumulated depreciation were as follows (in thousands):

	Estimated Useful Life	September 30, 2012	December 31, 2011
	(Unaudited)
Field operating equipment	3 - 10 years	$316,450	$318,530
Vehicles	3 - 10 years	71,485	76,849
Buildings and improvements	6 - 39 years	8,219	10,948
Software	3 - 5 years	26,230	25,554
Data processing equipment	3 - 5 years	9,677	9,765
Furniture and equipment	3 - 5 years	3,924	3,994
		435,985	445,640
Less: accumulated depreciation		(270,864)	(235,281)
		165,121	210,359
Assets under construction		2,241	2,277
		$167,362	$212,636

The Company reviews the useful life and residual values of property and equipment on an ongoing basis considering the effect of events or changes in circumstances. Depreciation expense related to the Company’s property and equipment for the three and nine months ended September 30, 2012 was $17.1 million and $52.7 million, respectively. Depreciation expense related to the Company’s property and equipment for the three and nine months ended September 30, 2011 was $16.1 million and $52.2 million, respectively.

On March 30, 2012, the Company entered into an Exchange Agreement pursuant to which the Company exchanged, in a reciprocal transfer, certain of its equipment in North America. The Company recorded a gain of $3.9 million related to this transaction, which is included in direct operating expenses in the Company’s interim condensed consolidated statement of operations.

The Company stores and maintains property and equipment in the countries in which it does business. In connection with the acquisition of PGS Onshore in February 2010, the Company acquired certain property and equipment in Libya and entered into an agreement with PGS to operate the business there on the Company’s behalf. The Company subsequently completed the formation of a subsidiary and acquired certain required licenses to operate its seismic acquisition business. However, as a result of the civil unrest in Libya, the Company has been unable to operate its business or utilize its equipment in Libya since the first quarter of 2011. During the second quarter of 2012, the Company began to transfer this equipment out of the area and the process was completed during the third quarter of 2012. At September 30, 2012, there is no equipment remaining in Libya.

Multi-client Data Library, Net

Multi-client data library consists of seismic surveys that are licensed to customers on a non-exclusive basis. The Company capitalizes all costs directly associated with acquiring and processing the data, including depreciation of the assets used in production of the surveys.

Multi-client seismic library costs and accumulated amortization were as follows (in thousands):

	September 30, 2012	December 31, 2011
	(Unaudited)
Acquisition and processing costs	$170,190	$169,119
Less accumulated amortization	(139,472)	(127,607)
Multi-client data library, net	$30,718	$41,512

Amortization expense related to the Company’s multi-client data library for the three and nine months ended September 30, 2012 was $5.9 million and $35.8 million, respectively. Amortization expense related to the Company’s multi-client data library for the three and nine months ended September 30, 2011 was $32.0 million and $71.4 million, respectively.

On March 15, 2012, the Company entered into a Purchase and Sale Agreement (the “Agreement”) pursuant to which the Company agreed to sell certain North American seismic data in exchange for $10.0 million in cash. The data sold included 4,751 miles of 3D data and 644 linear miles of 2D data. The Agreement provides that the Company will retain the right to receive 75% of the net revenues (as defined in the Agreement) generated and collected on this seismic data until the earlier of such time as the Company receives a total of $2.0 million in net revenues or March 7, 2017. If the Company receives $2.0 million in net revenues prior to March 7, 2017, then the Company will thereafter retain the right to receive 50% of the net revenues generated until March 7, 2017. The transaction closed on March 30, 2012 and the Company received proceeds of $10.0 million and recorded a loss of $5.1 million on the sale, which is included in direct operating expenses in the Company’s interim condensed consolidated statement of operations. Pursuant to the Notes indenture and restrictions therein, the proceeds from the sale must be used for reinvestment in long-term assets. As of September 30, 2012, the Company has used all of the proceeds for that purpose.

Deferred Financing Costs

Changes in deferred financing costs are as follows (in thousands):

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
	(Unaudited)	(Unaudited)
Balance at the beginning of the period	$12,987	$11,794
Capitalized(1)	784	6,356
Amortized(2)	(3,063)	(2,277)
Write-offs(3)	—	(2,001)
Balance at the end of the period	$10,708	$13,872

(1)         In 2012, the Company recorded $0.8 million in deferred financing costs in connection with the financing with certain related parties. See note 3. In 2011, the Company recorded $0.5 million in deferred financing costs in connection with an amendment to the RBC Revolving Credit Facility, and $5.9 million in deferred financing costs in connection with the amended and restated credit agreement for the Whitebox Revolving Credit Facility entered into on August 12, 2011.

(2)         Includes $1.0 million and $0.8 million for the three months ended September 30, 2012 and 2011, respectively.

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

Other Assets, Net

Other assets, net, are as follows (in thousands):

	September 30, 2012			December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
	(Unaudited)
Intangible assets:
Order backlog	$5,700	$(5,700)	$—	$5,700	$(5,629)	$71
License agreement	500	(131)	369	500	(94)	406
Total intangible assets	$6,200	$(5,831)	$369	$6,200	$(5,723)	$477
Other:
Cost method investments			7,282			6,713
Indemnification receivable from PGS and other assets			1,286			1,447
Total other			8,568			8,160
Total other assets, net			$8,937			$8,637

Amortization expense related to the above assets for the three and nine months ended September 30, 2012 was $0.0 million and $0.1 million, respectively. Amortization expense related to the above assets for the three and nine months ended September 30, 2011 was $0.9 million and $2.7 million, respectively.

Goodwill

During the third quarter of 2011, various events impacting the Company, including the Mexico liftboat incident, a sustained decline in the Company’s market capitalization and credit rating downgrades, led the Company to conclude that there were sufficient indicators to require an interim goodwill impairment analysis. The Company determined that the impact of the events and circumstances would more likely than not reduce the fair value of its reporting unit below its carrying value and result in an impairment loss. During the three months ended September 30, 2011, the Company recorded a goodwill impairment charge of $40.0 million, representing the best estimate within the range of the estimated impairment loss.

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

•                  The projected cash flows and the terminal value were discounted to present value using a discount rate of 17%.  The discount rate reflected the downgrades in 2011 Q3 and Q4 reduction in the Company’s credit rating.

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

During the fourth quarter of 2011, the Company finalized its goodwill impairment analysis, resulting in an additional impairment charge of $92.4 million. Accordingly, at December 31, 2011, the Company had no goodwill.

NOTE 3: Debt and Capital Lease Obligations

Long-term debt and capital lease obligations were as follows (in thousands):

	September 30, 2012	December 31, 2011
	(Unaudited)
Whitebox Revolving Credit Facility—11.125%	$50,000	$50,000
Senior Secured Notes due December 2014, net of discount—9.75%	297,473	296,615
Capital lease obligations and notes payable from vendor financing arrangements	5,234	6,039
Other(1)	0	2,072
Total	352,707	354,726
Less: current portion	(3,061)	(4,543)
Total, net(2)	$349,646	$350,183

(1)                                 Includes $0.0 million and $2.1 million, respectively, associated with the short-term project financing described below.

(2)                                 Excludes $60.5 million and $53.2 million, respectively, related to the Company’s mandatorily redeemable preferred stock. See note 4.

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

The obligations of the Avista Financing Parties under the Commitment Letter are subject to the execution and delivery of definitive documents and other closing conditions. In consideration for their obligations under the Commitment Letter, the Company paid the Avista Financing Parties a fee of $0.3 million at the time the Commitment Letter was executed and incurred an obligation to deliver either warrants to purchase 190,000 shares of the Company’s common stock or its cash equivalent value, at the Company’s election, at the earlier of a purchase of any Additional Avista Notes or June 30, 2012 (unless the Commitment was terminated earlier than June 30, 2012 and prior to any such purchase). The Company elected to pay the cash equivalent value of $0.3 million for the June 30, 2012 warrant obligation. Also on June 30, 2012 and September 30, 2012, in accordance with the Commitment Letter terms, the Company incurred an obligation to deliver warrants to purchase an additional 190,000 shares of the Company’s common stock or its cash equivalent value, at the Company’s election, as the Commitment remained outstanding as of those dates. The Company elected to pay the cash equivalent value of $0.1 million for the June 30, 2012 warrant obligation, and recorded a liability of $0.1 million for the September 30, 2012 warrant obligation. The Company is obligated to deliver warrants to purchase an additional 190,000 shares of the Company’s common stock or its cash equivalent value, at the Company’s election, at December 31, 2012 if the Commitment or any Notes remain outstanding. Certain of the financing transactions under the Commitment Letter were subject to a right of first refusal in favor of certain of the Company’s existing senior lenders, which expired unexercised on June 29, 2012.

In accordance with the terms of the Commitment Letter, any warrants issued in connection with the transactions contemplated under the Commitment will have an exercise price of $0.01 per share of common stock and otherwise will be issued with terms substantially similar to the warrants the Company issued to the Avista Financing Parties in 2010.

Through the date of this filing, no financing has been requested in connection with the Commitment Letter. The Avista debt financing is unlikely to be available in 2012 if the Company is not able to implement a restructuring of its indebtedness and capital structure, and the Company is currently pursuing various financing alternatives.  There can be no assurances that the Company will be successful in procuring any such alternatives.

Whitebox Revolving Credit Facility

On May 24, 2011, the RBC Revolving Credit Facility was assigned to the Lenders. The Company entered into an amended and restated credit facility agreement with the Lenders on August 12, 2011. In connection with this agreement, the Company paid a closing fee of $1.7 million in cash on August 12, 2011, and paid a $4.0 million advisory fee by issuing an aggregate of 1,041,668 shares of common stock (the “Advisory Shares”) to the Lenders on August 29, 2011. The issuance of the Advisory Shares triggered the anti-dilution provisions of (i) Geokinetics’ Series B Preferred Stock (subsequently exchanged for Series B-1 Preferred Stock), (ii) the 2008 Warrants, and (iii) the 2010 Warrants. The closing fee and the advisory fee were recorded as deferred financing costs and will be amortized through the maturity date of this agreement.

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

Senior Secured Notes Due 2014

On December 23, 2009, Holdings issued $300.0 million of Notes in a private placement to institutional buyers at an issue price of $294.3 million or 98.093% of the principal amount. The discount is accreted as an increase to interest expense over the term of the Notes. At September 30, 2012 and December 31, 2011, the effective interest rate on the Notes was 11.1%, which includes the effect of the discount accretion and deferred financing costs amortization. The stated interest rate on the Notes is 9.75% and interest is payable semi-annually in arrears on June 15 and December 15 of each year. The Notes are fully and unconditionally guaranteed by the Company and by each of the Company’s current and future domestic subsidiaries (other than Holdings, which is the issuer of the Notes). Pursuant to the terms of an inter-creditor agreement, the Notes are junior to the Whitebox Revolving Credit Facility as to receipt of collateral and/or collateral proceeds securing both the Whitebox Revolving Credit Facility and the Notes. The Company may redeem up to 10% of the original principal amount of the Notes during each 12-month period at 103% of the principal amount plus accrued interest until the second anniversary following their issuance. Thereafter, the Company may redeem all or part of the Notes at a prepayment premium which will decline over time. In the event of occurrence of a change of control, the Company will be required to make an offer to repurchase the Notes at 101% of the principal amount plus accrued interest. The indenture for the Notes contains customary covenants for non-investment grade indebtedness, including restrictions on the Company’s ability to incur indebtedness, to declare or pay dividends and repurchase its capital stock, to invest the proceeds of asset sales, and to engage in transactions with affiliates.

Capital Lease and Vendor Financing Obligations

From time to time, the Company enters into capital leases and vendor financing arrangements to purchase certain equipment. The equipment purchased from these vendors is paid over a period of time. The amount due under all capital leases and vendor financing arrangements was approximately $5.2 million and $6.0 million at September 30, 2012 and December 31, 2011, respectively. The net book value of the property and equipment acquired under all capital leases and vendor financing agreements at September 30, 2012 and December 31, 2011 was approximately $7.6 million and $7.9 million, respectively.

Foreign Revolving Credit Lines

The Company maintains various foreign bank overdraft facilities used to fund short-term working capital needs. At September 30, 2012, the Company had approximately $1.5 million of available credit and $0.3 million was outstanding under these facilities. At December 31, 2011, the Company had approximately $2.4 million of available credit and no borrowings were outstanding under these facilities.

Short-term Project Financing—Line of Credit Agreement

On November 22, 2011, one of the Company’s subsidiaries in Latin America entered into a short-term project financing line of credit agreement secured primarily by the cash flows generated by the underlying project contract. The cash inflows and outflows associated with this agreement and the underlying project contract are managed through a trust specifically set up for this purpose and required by the agreement. The trust’s financial statements have been fully consolidated with the Company’s Latin American subsidiary and reflected accordingly. The maximum credit available under this agreement is $5.6 million of which $0.0 million and $2.1 million was outstanding at September 30, 2012 and December 31, 2011, respectively.

Disbursements under the line of credit agreement are subject to a fee of 3.0% plus VAT and borrowings outstanding under this agreement bear interest at 8.0% plus one-month LIBOR rate, which was 8.22% and 8.45% at September 30, 2012 and December 31, 2011, respectively. The agreement matures on December 17, 2012 and certain financial covenants apply as long as amounts remain outstanding under the agreement. The Company’s subsidiary was not in compliance with these covenants at December 31, 2011 and subsequently secured a waiver through the maturity of the credit agreement. The Company’s subsidiary was in compliance with the revised covenants at September 30, 2012.

NOTE 4: Mandatorily Redeemable Preferred Stock and Warrants

The Company classifies its mandatorily redeemable preferred stock, which is not convertible or exchangeable for the Company’s common stock, as a long-term liability. Dividends paid or accrued are reflected as interest expense in the Company’s interim condensed consolidated statements of operations.

Mandatorily redeemable preferred stock consisted of (in thousands, except share amounts):

	September 30, 2012		December 31, 2011
	Shares	$	Shares	$
	(Unaudited)
Series C-1 Mandatorily Redeemable Preferred:
Issued	133,982	$33,495	133,982	$33,495
Discount, net of accretion	—	(754)	—	(927)
Accrued interest	—	12,757	—	8,909
Series C-1 Mandatorily Redeemable Preferred, net	133,982	45,498	133,982	41,477
Series D Mandatorily Redeemable Preferred:
Issued	120,000	30,000	120,000	30,000
Discount, net of accretion	—	(21,790)	—	(22,049)
Accrued interest	—	6,780	—	3,782
Series D Mandatorily Redeemable Preferred, net	120,000	14,990	120,000	11,733
Total		$60,488		$53,210

Series C-1 Mandatorily Redeemable Preferred Stock and 2008 Warrants

On July 28, 2008, the Company issued 120,000 shares of its Series B-2 Preferred Stock to Avista and an affiliate of Avista. In December 2009, the Company agreed to exchange its previously issued Series B-2 Preferred Stock for 133,982 shares of new Series C Preferred Stock plus 750,000 shares of Geokinetics common stock, which were issued to Avista and its affiliate. On May 9, 2012, the Company entered into a Series C Preferred Stock Subscription and Exchange Agreement pursuant to which all the shares of Series C Preferred Stock were exchanged for an equal number of shares of the new Series C-1 Senior Preferred Stock of the Company. The exchange was consummated to resolve certain technical legal questions relating to the prior issuance of and/or amendment to certain shares of the Series C Preferred Stock and to ensure that full legal effect is given to prior agreements between the Company and the holders of the Series C Preferred Stock. The terms of the new Series C-1 Preferred Stock are consistent with the terms of the Series C Preferred Stock such that the Series C-1 Preferred Stock is intended to have the same economic effect as the Series C Preferred Stock for which they were exchanged.

The Company is required to redeem the Series C-1 Preferred Stock on December 16, 2015. The Series C-1 Preferred Stock accrues dividends at a rate of 11.75% and dividends accrue until December 16, 2015. The Series C-1 Preferred Stock is not convertible or exchangeable for Geokinetics’ common stock. The liquidation value of the Series C-1 Preferred Stock was $46.3 million at September 30, 2012. The Series C-1 Preferred Stock has liquidation preference over the Series D preferred stock (see below).

For the three and nine months ended September 30, 2012, the Company recognized interest expense of $1.4 million and $4.0 million, respectively, related to the Series C-1 Preferred Stock, which includes accretion of discount of $0.1 million and $0.2 million, respectively. For the three and nine months ended September 30, 2011, the Company recognized interest expense of $1.2 million and $3.6 million, respectively, related to the Series C-1 Preferred Stock, which includes accretion of discount of $0.1 million and $0.2 million, respectively.

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

As a result of the anti-dilution provisions, the 2008 Warrants are accounted for at fair value and recorded as derivative liabilities in the Company’s consolidated balance sheets at September 30, 2012 and December 31, 2011.

Series D Mandatorily Redeemable Junior Preferred Stock and 2010 Warrants

On December 14, 2010, the Company issued 120,000 shares of a new series of junior preferred stock (“Series D Preferred Stock”). The Series D Preferred Stock was issued to related parties including Avista and its affiliates, PGS, Levant and certain directors of the Company. Dividends on the Series D Preferred Stock accrue from the date of issuance and are paid in cash or accrued at the election of Geokinetics at a rate of 10.5% per annum and compounded quarterly if paid in cash and 11.5% per annum and compounded quarterly if accrued but not paid. The Series D Preferred Stock is subject to mandatory redemption on December 15, 2016 and subject to redemption at the option of Geokinetics at the liquidation preference. The preferred stock was issued at a value of $8.3 million. The original discount of $21.7 million will be accreted through December 15, 2016 as additional interest expense using the effective interest rate method. The liquidation value of the Series D Preferred Stock was $36.8 million at September 30, 2012. The Series D Preferred Stock is not convertible or exchangeable for Geokinetics’ common stock.

For the three and nine months ended September 30, 2012, the Company recognized total interest expense of $1.2 million and $3.3 million, respectively, related to the Series D Preferred Stock, which includes accretion of discount of $0.1 million and $0.3 million, respectively. For the three and nine months ended September 30, 2011, the Company recognized total interest expense of $(0.2) million and $2.1 million, respectively, related to the Series D Preferred Stock, which includes accretion of discount of $(1.0) million and $(0.5) million, respectively.

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

As a result of the anti-dilution provisions, the 2010 Warrants are accounted for at fair value and recorded as derivative liabilities in the consolidated balance sheets at September 30, 2012 and December 31, 2011.

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

Each holder of Series B-1 Preferred Stock is entitled to receive cumulative dividends at the rate of 9.75% per annum on the liquidation preference of $250.00 per share, compounded quarterly. At the Company’s option through December 15, 2015, dividends may be paid in additional shares of Series B-1 Preferred Stock. After such date, dividends are required to be paid in cash if declared. Dividends on the Series B-1 Preferred Stock have been accrued or paid in kind exclusively to date. At September 30, 2012 and December 31, 2011, the Series B-1 Preferred Stock is presented as mezzanine equity.

At each issuance of the Series B-1 Preferred Stock, the fair value of the Series B-1 Preferred Stock conversion feature is bifurcated and recorded as a derivative liability. The difference between the fair value of the conversion feature and the liquidation preference amount is recorded as additional discount of the Series B-1 Preferred Stock. The accretion of the additional discount to the preferred stock resulting from bifurcating the Series B-1 Preferred Stock conversion feature was $0.2 million and $0.8 million for the three and nine months ended September 30, 2012, respectively. The accretion of the additional discount to the preferred stock resulting from bifurcating the Series B-1 Preferred Stock conversion feature was $0.4 million and $0.8 million for the three and nine months ended September 30, 2011, respectively.

The Series B-1 Preferred Stock contains certain anti-dilution provisions. Under these provisions, if the Company issues certain equity securities at a price lower than the conversion price of the Series B-1 Preferred Stock, the conversion price is adjusted to the price per share of the newly issued equity securities except that, if prior to the issuance of new equity securities, the Company has issued certain equity securities valued at over $50.0 million, the conversion price is adjusted downward pursuant to a specific formula. Additionally, in the event of an issuance of warrants in connection with the Avista Commitment Letter (see note 3), the conversion price for the new Series B-1 Preferred Stock will not be adjusted below the closing price of the Company’s common stock on the last trading day before such warrants are issued.

The following table sets forth the changes in the carrying value of the Company’s Series B-1 Preferred Stock for the nine months ended September 30, 2012:

	Shares	$ (thousands)
Balance at December 31, 2011	351,444	$83,313
Accrued dividends	26,325	6,581
Fair value of bifurcated conversion feature	—	(27)
Accretion of issuance costs and additional discount	—	859
Balance at September 30, 2012	377,769	$90,726

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

The Company’s liabilities measured and recorded at fair value on a recurring basis are as follows (in thousands):

	September 30, 2012
	(Unaudited)
	Total	(Level 1)	(Level 2)	(Level 3)
Conversion feature embedded in the Series B-1 Preferred Stock	$118	$—	$—	$118
2008 Warrants	—	—	—	—
2010 Warrants	419	—	—	419
Total derivative liabilities	$537	$—	$—	$537

	December 31, 2011
	Total	(Level 1)	(Level 2)	(Level 3)
Conversion feature embedded in the Series B-1 Preferred Stock	$1,835	$—	$—	$1,835
2008 Warrants	29	—	—	29
2010 Warrants	3,914	—	—	3,914
Total derivative liabilities	$5,778	$—	$—	$5,778

A reconciliation of the Company’s derivative liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Balance, December 31, 2011	$5,778
Total unrealized gains
Included in earnings	(5,270)
Included in other comprehensive income	—
Issuances	29
Transfers in and/or out of Level 3	—
Balance, September 30, 2012	$537

The assumptions used in the valuation models to determine the fair value of the Company’s derivative liabilities are as follows:

			Input
Financial Instrument	Valuation Technique	Unobservable Input	September 30, 2012	December 31, 2011
Conversion feature embedded in Series B-1 Preferred Stock	Binomial tree	Exercise price	$15.95	$15.95
		Volatility	103.67%	78.43%
		Stock Price	$0.37	$2.15
		Option Adjusted Spread	58.46%	30.60%
		Risk-free discount rate(1)	0.34%	0.59%
		Preferred adjustment	1.51%	0.82%
2008 Warrants	Binomial tree	Exercise price	$9.05	$9.05
		Volatility	103.67%	78.43%
		Stock Price	$0.37	$2.15
		Risk-free discount rate(1)	0.16%	0.19%
2010 Warrants	Binomial tree	Exercise price	$3.84	$3.84
		Volatility	103.67%	78.43%
		Stock Price	$0.37	$2.15
		Risk-free discount rate(1)	0.50%	0.83%

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

Changes in fair value of the Company’s derivative liabilities are recorded in other income (expense) as unrealized gains and losses in the Company’s interim condensed consolidated statement of operations. The fair values of these instruments are subject to material changes primarily associated with fluctuations in the market value of the Company’s common stock. Generally, as the market value of the common stock increases/decreases, the fair values of these derivative liabilities increase/decrease and a corresponding loss/gain is recorded. In addition, the estimate of the fair value of these instruments includes other key inputs and assumptions such as option-adjusted spread, volatility and a risk-free discount rate. As the option-adjusted spread increases/decreases, the fair values of these derivative liabilities decrease/increase and a corresponding gain/loss is recorded. As the volatility and risk-free discount rate increase/decrease, the fair values of these derivative liabilities increase/decrease and a corresponding loss/gain is recorded.

The Company is not a party to any hedging arrangements, commodity swap agreements or any other derivative financial instruments.

Estimated Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair value due to the short maturity of those instruments, and therefore, have been excluded from the table below. The fair value of debt was determined using quoted market prices, if available, or the discounted cash flow (“DCF”) method of the income approach, as applicable. The fair value of the mandatorily redeemable preferred stock is calculated by using the DCF method of the income approach.

The following table sets forth the fair value of the Company’s remaining financial assets and liabilities (in thousands):

		September 30, 2012		December 31, 2011
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Unaudited)
Financial liabilities:
Long-term debt—Notes	Level 2	$297,473	$129,528	$296,615	$185,250
Long-term debt—Whitebox Revolving Credit Facility	Level 3	50,000	21,788	50,000	33,277
Other(1)	Level 2	––	––	2,072	2,072
Mandatorily redeemable preferred stock:
Series C-1	Level 3	45,498	11,346	41,477	20,353
Series D	Level 3	14,990	5,174	11,733	12,636

(1)                                 Includes short-term debt with maturities of less than one year in markets that are not active.

The assumptions used in the valuation models to determine the fair value of the Whitebox Revolving Credit Facility and the mandatorily redeemable preferred stock at September 30, 2012, are as follows:

Financial Instrument	Valuation Technique	Unobservable Input	Input
Whitebox Revolving Credit Facility	DCF	Option Adjusted Spread	58.46%
		Preferred adjustment	1.51%
		Risk-free discount rate(1)	0.34%
Series C-1 Preferred Stock	DCF	Option Adjusted Spread	58.46%
		Preferred adjustment	1.51%
		Risk-free discount rate(1)	0.34%
Series D Preferred Stock	Binomial tree	Option Adjusted Spread	58.46%
	(Black Derman Toy Method)	Preferred adjustment	1.21%

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

NOTE 7: Employee Benefits

Stock-Based Compensation

The Company’s 2010, 2007 and 2002 Plans provide for granting of (i) incentive stock options, (ii) nonqualified stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) phantom stock awards or (vi) any combination of the foregoing to directors, officers and select employees. At September 30, 2012, 380,410 shares remained available for grant under the 2010 Plan, 49,943 shares under the 2007 Plan, and 116,841 shares under the 2002 Plan. Stock option exercises and restricted stock are funded through the issuance of authorized but unissued shares of common stock.

Because the Company maintained a full valuation allowance on its U.S. deferred tax assets, the Company did not recognize any tax benefit related to stock-based compensation expense for the three and nine months ended September 30, 2012 and 2011.

Stock Options

The Company granted both incentive stock options and non-qualified stock options to employees and non-employee directors. Compensation expense related to stock options recognized during the three and nine months ended September 30, 2012 totaled $0.1 million and $0.4 million, respectively. Compensation expense related to stock options recognized during the three and nine months ended September 30, 2011 totaled $0.4 million and $1.0 million, respectively.

Option activity for the nine months ended September 30, 2012, is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance at December 31, 2011	709,550	$9.82	4.28
Expired	—	—	—
Forfeited	(23,966)	5.58	—
Cancelled	(20,708)	16.16	—
Exercised	—	—	—
Granted	217,000	0.65	—
Balance at September 30, 2012	881,876	$7.53	4.05
Exercisable at September 30, 2012	301,807	$15.04	2.20

The weighted average grant-date fair value per share of options granted during the nine months ended September 30, 2012 was $0.45.  None were granted during the three months ended September 30, 2012. The weighted average grant date fair value per share of options granted during the three and nine months ended September 30, 2011 was $3.66 and $5.72, respectively. The fair value of each option granted is estimated on the date of grant, using the Black-Scholes option pricing model.

Options outstanding at September 30, 2012, expire between December 2013 and May 2018, and have exercise prices ranging from $0.49 to $28.00.

A summary of the status of our non-vested stock options as of September 30, 2012, and changes during the nine months ended September 30, 2012 are presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Total non-vested at December 31, 2011	406,436	$3.70
Granted	217,000	0.45
Vested	(19,401)	5.69
Forfeited	(23,966)	3.26
Total non-vested at September 30, 2012	580,069	$2.44

As of September 30, 2012, there was approximately $0.9 million of total unrecognized compensation expense related to stock options outstanding. That cost is expected to be recognized over the next five years.

Restricted Stock

In addition to stock options, employees and non-employee directors may be granted restricted stock awards (“RSA”), which are awards of common stock with no exercise price. RSA expense is calculated by multiplying the stock price on the date of award by the number of shares awarded and amortizing this amount over the vesting period of the stock. The Company recorded compensation expense related to restricted stock of $0.4 million and $1.1 million for the three and nine months ended September 30, 2012, respectively. The Company recorded compensation expense related to restricted stock of $0.4 million and $1.0 million for the three and nine months ended September 30, 2011, respectively.

Restricted stock activity for the nine months ended September 30, 2012, is summarized as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant-Date Fair Value per Share
Total non-vested at December 31, 2011	299,199	$8.44
Granted	430,000	0.72
Vested	(58,036)	9.28
Forfeited	(16,010)	9.11
Total non-vested at September 30, 2012	655,153	$3.28

The weighted average grant date fair value per share for RSA granted in the nine months ended September 30, 2012 was $0.72. None were granted during the three months ended September 30, 2012.  The weighted average grant date fair value per share for RSA granted was $7.76 and $9.21 for the three and nine months ended September 30, 2011, respectively. There were 0 and 58,036 RSAs that vested in the three and nine months ended September 30, 2012. There were 0 and 28,568 RSAs that vested in the three and nine months ended September 30, 2011, respectively.

Because the Company maintained a full valuation allowance on its U.S. deferred tax assets, the Company did not recognize any tax benefit related to stock-based compensation expense for the three and nine months ended September 30, 2012 and 2011.

As of September 30, 2012, there was approximately $1.0 million of total unrecognized compensation related to restricted stock outstanding. That cost is expected to be recognized over the next three years.

NOTE 8: Loss per Common Share

The following table sets forth the computation of basic and diluted loss per common share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Numerator:
Loss applicable to common stockholders	$(8,853)	$(44,438)	$(64,486)	$(117,119)
Denominator:
Denominator for basic and diluted loss per common share	19,048	18,225	19,020	17,964
Loss per common share:
Basic and diluted	$(0.46)	$(2.44)	$(3.39)	$(6.52)

The calculation of diluted loss per common share for the three months ended September 30, 2012, excludes options to purchase 2,985,773 shares of common stock; warrants to purchase 3,735,000 shares of common stock; 655,153 shares of restricted stock; and preferred stock convertible into 5,921,144 shares of common stock, because the effect would be anti-dilutive.

The calculation of diluted loss per common share for the three months ended September 30, 2011, excludes options to purchase 386,510 shares of common stock; warrants to purchase 3,735,000 shares of common stock; 350,089 shares of restricted stock; and preferred stock convertible into 5,377,461 shares of common stock, because the effect would be anti-dilutive.

The calculation of diluted loss per common share for the nine months ended September 30, 2012, excludes options to purchase 925,720 shares of common stock; warrants to purchase 3,735,000 shares of common stock; 655,153 shares of restricted stock; and preferred stock convertible into 5,921,144 shares of common stock, because the effect would be anti-dilutive.

The calculation of diluted loss per common share for the nine months ended September 30, 2011, excludes options to purchase 407,169 shares of common stock; warrants to purchase 3,735,000 shares of common stock; 350,089 shares of restricted stock; and preferred stock convertible into 5,377,461 shares of common stock, because the effect would be anti-dilutive.

There were outstanding warrants to purchase 3,735,000 shares of common stock at September 30, 2012 and December 31, 2011.

NOTE 9: Segment Information

The Company’s reportable segments are strategic business units that offer different services to customers. The Company has two reportable segments: Seismic Data Acquisition and Seismic Data Processing & Integrated Reservoir Geosciences. The Company further breaks down its seismic data acquisition reportable segment into three reporting units: North America proprietary seismic data acquisition, international proprietary seismic data acquisition and multi- client seismic data acquisition. The North America and international proprietary seismic data acquisition reporting units acquire data for customers by conducting specific seismic shooting operations for customers in North America (excluding Mexico) and worldwide. The multi-client seismic data acquisition business unit licenses fully or partially owned seismic data, covering areas in the United States, Canada and Brazil. The processing & integrated reservoir geosciences segment operates processing centers in Houston, Texas and London, United Kingdom to process seismic data for oil and gas exploration companies worldwide. The Company evaluates the performance of each segment based on Adjusted EBITDA, defined below.

The following table sets forth financial information with respect to our reportable segments (in thousands) (1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Data Acquisition
North America proprietary	$20,540	$41,412	$94,011	$118,095
International proprietary	110,507	123,519	286,240	325,288
Multi-client	8,788	38,841	53,219	89,401
Subtotal Data Acquisition	139,835	203,772	433,470	532,784
Data Processing & Integrated Reservoir Geosciences	3,225	4,129	10,584	10,537
Eliminations	(1,366)	(1,849)	(4,075)	(4,084)
Total	$141,694	$206,052	$439,979	$539,237
Direct Operating Expenses:
Data Acquisition
North America proprietary	$19,476	$34,824	$74,763	$94,041
International proprietary	75,448	111,794	231,510	319,869
Multi-client	654	(41)	6,284	177
Subtotal Data Acquisition	95,578	146,577	312,557	414,087
Data Processing & Integrated Reservoir Geosciences	2,766	3,083	8,850	8,995
Eliminations	(1,366)	(1,849)	(4,075)	(4,084)
Total	$96,978	$147,811	$317,332	$418,998
Depreciation and Amortization:
Data Acquisition
North America proprietary	$3,150	$2,524	$9,960	$9,737
International proprietary	12,392	12,765	37,968	40,321
Multi-client	5,939	32,052	35,774	71,439
Subtotal Data Acquisition	21,481	47,341	83,702	121,497
Data Processing & Integrated Reservoir Geosciences	470	426	1,329	1,078
Corporate	1,194	1,255	3,595	3,776
Total	$23,145	$49,022	$88,626	$126,351
Adjusted EBITDA(2):
Data Acquisition
North America proprietary	$396	$4,367	$16,145	$18,665
International proprietary	29,900	4,659	36,541	(16,545)
Multi-client	7,668	38,332	45,713	87,667
Subtotal Data Acquisition	37,964	47,358	98,399	89,787
Data Processing & Integrated Reservoir Geosciences	455	1,002	1,715	1,408
Corporate	(6,251)	(11,440)	(27,655)	(26,380)
Total	$32,168	$36,920	$72,459	$64,815
Reconciliation of Adjusted EBITDA to Net Loss
Adjusted EBITDA	$32,168	$36,920	$72,459	$64,815
Provision for income taxes	(3,634)	(1,882)	(10,776)	(4,710)
Interest expense, net of interest income	(12,699)	(10,951)	(38,274)	(35,041)
Other (income) expense (as defined below)	1,008	22,830	8,225	30,975
Asset impairments	—	(40,000)	—	(40,000)
Depreciation and amortization	(23,145)	(49,022)	(88,626)	(126,351)
Net loss	$(6,302)	$(42,105)	$(56,992)	$(110,312)
Identifiable Assets: (at end of period)
Data Acquisition
North America proprietary			$65,910	$125,526
International proprietary			262,666	381,644
Multi-client(3)			47,076	89,119
Subtotal Data Acquisition			375,652	596,289
Data Processing & Integrated Reservoir Geosciences			7,692	7,824
Corporate			32,369	46,195
Total(4)(5)			$415,713	$650,308

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

(4)               During the nine months ended September 30, 2012, capital expenditures, including capitalized leases and capitalized depreciation to multi-client, totaled $5.9 million, $5.3 million, $40.1 million and $1.3 million for North America proprietary, international proprietary, multi-client and data processing & integrated reservoir geosciences, respectively.

(5)               During the third and fourth quarters of 2011, the Company recorded goodwill impairment charges totaling $132.4 million. Accordingly, since December 31, 2011, the Company had no goodwill.

NOTE 10: Income Taxes

The provision for income tax for the three and nine months ended September 30, 2012, was $3.6 million and $10.8 million, respectively. The provision for income tax for the three and nine months ended September 30, 2011 was $1.9 million and $4.7 million, respectively. While the Company had pretax losses during the three and nine months ended September 30, 2012, the income tax provision for these periods relate primarily to taxes due in countries with deemed profit tax regimes, withholding taxes and reflects the increase of the valuation allowance in the United States. The income tax provisions for the three and nine months ended September 30, 2011 relate primarily to taxes due in countries with deemed profit tax regimes, withholding taxes and the release of valuation allowance in certain foreign jurisdictions with operating income based on the Company’s reevaluation of the realizability of these future tax benefits.

The following summarizes changes in the Company’s uncertain tax positions for the nine months ended September 30, 2012 (in thousands):

Balance at December 31, 2011	$9,770
Decrease in tax positions related to current period	(126)
Interest	574
Balance at September 30, 2012	$10,218

The Company accounts for any applicable interest and penalties on uncertain tax positions as a component of income tax expense which was $0.2 million and $0.6 million for the three and nine months ended September 30, 2012, respectively. Interest and penalties for the three and nine months ended September 30, 2011 were $0.2 million and $0.6 million, respectively. At September 30, 2012 and December 31, 2011, the Company had $3.6 million and $3.0 million, respectively, of accrued interest related to unrealized tax benefits. The tax years that remain subject to examination by major tax jurisdictions are from 2005 to 2011.

NOTE 11: Litigation and Contingencies

California Labor Class Action

In July 2011, the Company was named as a Defendant in a lawsuit styled Reuben Moncada, et al. v. Petroleum Geo-Services, et al. filed in the Superior Court of California in Kern County. This is a wage-and-hour class action lawsuit where the plaintiffs claim that they were not properly compensated from June 2009 to April 2010 for meal and rest breaks, in addition to overtime pay. The parties entered into a settlement agreement on or around July 9, 2012 for $750,000 subject to Court approval. On August 6, 2012, the Court entered an order granting preliminary approval of the settlement. A subsequent hearing was held on October 19, 2012 and the Court determined final approval of the settlement. On October 25, 2012 the Final Approval Order and Judgment was signed by the Judge with the payment of the settlement due on December 7, 2012.

Taxes Related to International Operations

Historically, the Company did not adequately monitor the time in country for its third country nationals performing work for the Company in certain countries in which it operated and thus may have under reported the taxes due for these employees. The Company has made an assessment of the potential liability related to these taxes and has recorded a provision at September 30, 2012 and December 31, 2011.

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

With respect to the Company’s various contingencies, the Company had a provision of $13.4 million and $12.7 million, included in accrued expenses at September 30, 2012 and December 31, 2011, respectively, for estimated costs related to these claims.

NOTE 12: Related Party Transactions

On August 12, 2011 the Company entered into an amended and restated credit agreement with the Lenders for the Whitebox Revolving Credit Facility. Mr. Gary L. Pittman, the Company’s Executive Vice President and Chief Financial Officer, is a passive investor in, and holds approximately 0.2% of the total assets of ECF Value Fund, L.P. and approximately 0.2% of the total assets of ECF Value Fund International, Ltd. which are participating lenders in the amended and restated credit agreement at September 30, 2012.

During the three and nine months ended September 30, 2012, the Company paid fees of approximately $0.0 million and $0.1 million, respectively, for freight broker services provided by Total Connection, a company owned and operated by the spouse of an employee of the Company. During the three and nine months ended September 2011, the Company paid fees of approximately $0.0 million and $0.2 million to this company. Additionally, during the three and nine months ended September 30, 2012, the Company paid fees of approximately $1.2 million and $2.5 million, respectively, for permitting services provided by Complete Geo Land Services, LLC, a company owned and operated by the spouse of an employee of the Company. During the three and nine months ended September 30, 2011, the Company paid fees of approximately $0.5 million, $0.9 million, respectively, to this company.

During the three and nine months ended September 30, 2012, the Company recorded revenue of approximately $0.1 million and $0.3 million, respectively, for seismic data processing services provided to Carmot Seismic AS, a Norwegian company partially owned by the spouses of two employees of the Company and where the Company employees are Directors. During the three and nine months ended September 30, 2011, the Company recorded revenue of approximately $0.0 million and $0.3 million, respectively, for seismic data processing services provided to this company.

NOTE 13: Condensed Consolidating Financial Information

The Notes are fully and unconditionally guaranteed, jointly and severally, by the Company, and by each of the Company’s current and future domestic subsidiaries (other than Holdings, which is the issuer of the Notes). See note 3. The non-guarantor subsidiaries are comprised of all the Company’s subsidiaries and branches outside of the United States. Separate condensed consolidating financial statement information for the parent, guarantor subsidiaries and non-guarantor subsidiaries at September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011 is as follows (in thousands):

	BALANCE SHEET September 30, 2012 (Unaudited)
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$(1,575)	$—	$112,620	$86,943	$—	$197,988
Property and equipment, net	12,346	—	138,539	16,477	—	167,362
Investment in subsidiaries	197,931	377,362	44,118	14,206	(633,617)	—
Intercompany accounts	(3,410)	61,084	61,889	(119,563)	—	—
Other non-current assets	863	9,845	32,015	7,817	(177)	50,363
Total assets	$206,155	$448,291	$389,181	$5,880	$(633,794)	$415,713
Liabilities, Mezzanine and Stockholders’ Equity (Deficit)
Current liabilities	$14,491	$8,764	$76,616	$67,941	$—	$167,812
Long-term debt and capital lease obligations, net of current portion	—	347,473	366	1,807	—	349,646
Deferred income taxes and other non-current liabilities	37,736	—	33,916	1,145	—	72,797
Derivative liabilities	537	—	—	—	—	537
Total liabilities	52,764	356,237	110,898	70,893	—	590,792
Mezzanine equity	90,726	—	—	—	—	90,726
Stockholders’ equity (deficit)	62,665	92,054	278,283	(65,013)	(633,794)	(265,805)
Total liabilities, mezzanine equity and stockholders’ equity (deficit)	$206,155	$448,291	$389,181	$5,880	$(633,794)	$415,713

	BALANCE SHEET December 31, 2011
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$971	$—	$134,119	$103,310	$—	$238,400
Property and equipment, net	16,666	—	174,564	21,406	—	212,636
Investment in subsidiaries	197,931	377,362	44,118	14,206	(633,617)	—
Intercompany accounts	23,454	80,834	12,845	(117,133)	—	—
Other non-current assets	1,079	11,908	42,572	7,754	(177)	63,136
Total assets	$240,101	$470,104	$408,218	$29,543	$(633,794)	$514,172
Liabilities, Mezzanine and Stockholders’ Equity (Deficit)
Current liabilities	$48,482	$1,565	$78,914	$86,362	$—	$215,323
Long-term debt and capital lease obligations, net of current portion	—	346,615	—	3,568	—	350,183
Deferred income tax and other non-current liabilities	30,458	—	30,798	1,138	—	62,394
Derivative liabilities	5,778	—	—	—	—	5,778
Total liabilities	84,718	348,180	109,712	91,068	—	633,678
Mezzanine equity	83,313	—	—	—	—	83,313
Stockholders’ equity (deficit)	72,070	121,924	298,506	(61,525)	(633,794)	(202,819)
Total liabilities, mezzanine equity and stockholders’ equity (deficit)	$240,101	$470,104	$408,218	$29,543	$(633,794)	$514,172

	STATEMENT OF OPERATIONS Three Months Ended September 30, 2012 (Unaudited)
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$48,986	$139,245	$(46,537)	$141,694
Equity in earnings of subsidiaries	(5,293)	—	(932)	21,054	(14,829)	—
Expenses:	—	—	—	—	—	—
Direct operating expenses	—	—	31,746	111,743	(46,511)	96,978
Depreciation and amortization	—	—	20,897	2,248	—	23,145
General and administrative	(47)	—	3,300	9,322	(27)	12,548
Total expenses	(47)	—	55,943	123,313	(46,538)	132,671
Loss from operations	(5,246)	—	(7,889)	36,986	(14,828)	9,023
Interest income (expense), net	(2,607)	(9,979)	(11)	(102)	—	(12,699)
Other income (expenses), net	1,551	—	(2,600)	2,059	(2)	1,008
Loss before income taxes	(6,302)	(9,979)	(10,500)	38,943	(14,830)	(2,668)
Provision for income taxes	—	—	1,915	1,719	—	3,634
Net loss	$(6,302)	$(9,979)	$(12,415)	$37,224	$(14,830)	$(6,302)

	STATEMENT OF OPERATIONS Nine Months Ended September 30, 2012 (Unaudited)
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$192,236	$335,691	$(87,948)	$439,979
Equity in earnings of subsidiaries	(53,582)	—	430	(2,921)	56,073	—
Expenses:	—	—	—	—	—	—
Direct operating expenses	3	—	99,838	305,270	(87,779)	317,332
Depreciation and amortization	—	—	81,613	7,013	—	88,626
General and administrative	1,236	—	24,309	24,813	(170)	50,188
Total expenses	1,239	—	205,760	337,096	(87,949)	456,146
Loss from operations	(54,821)	—	(13,094)	(4,326)	56,074	(16,167)
Interest income (expense), net	(7,441)	(29,870)	(61)	(902)	—	(38,274)
Other income (expenses), net	5,270	—	1,472	1,484	(1)	8,225
Loss before income taxes	(56,992)	(29,870)	(11,683)	(3,744)	56,073	(46,216)
Provision for income taxes	—	—	4,957	5,819	—	10,776
Net loss	$(56,992)	$(29,870)	$(16,640)	$(9,563)	$56,073	$(56,992)

	STATEMENT OF CASH FLOWS Nine Months Ended September 30, 2012 (Unaudited)
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$969	$714	$26,121	$(3,413)	$—	$24,391
Net cash used in investing activities	—	—	(32,084)	(569)	—	(32,653)
Net cash provided by (used in) financing activities	—	(714)	(122)	(4,824)	—	(5,660)
Net increase (decrease) in cash	$969	$—	$(6,085)	$(8,806)	$—	$(13,922)

	STATEMENT OF OPERATIONS Three Months Ended September 30, 2011 (Unaudited)
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$101,153	$129,443	$(24,544)	$206,052
Equity in earnings of subsidiaries	(55,235)	—	(13,824)	(7,604)	76,663	—
Expenses:
Direct operating expenses	4,616	—	38,164	129,575	(24,544)	147,811
Depreciation and amortization	1,654	—	45,059	2,309	—	49,022
General and administrative	2,139	—	7,813	11,192	177	21,321
Asset impairments	—	—	40,000	—	—	40,000
Total (income) expenses	8,409	—	131,036	143,076	(24,367)	258,154
Loss from operations	(63,644)	—	(43,707)	(21,237)	76,486	(52,102)
Interest income (expense), net	(1,151)	(9,820)	156	(136)	—	(10,951)
Other income (expenses), net	22,690	—	8,933	(8,793)	—	22,830
Loss before income taxes	(42,105)	(9,820)	(34,618)	(30,166)	76,486	(40,223)
Provision for income taxes	—	—	1,225	657	—	1,882
Net loss	$(42,105)	$(9,820)	$(35,843)	$(30,823)	$76,486	$(42,105)

	STATEMENT OF OPERATIONS Nine Months Ended September 30, 2011 (Unaudited)
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$260,092	$348,654	$(69,509)	$539,237
Equity in earnings of subsidiaries	(122,212)	—	(59,345)	(23,646)	205,203	—
Expenses:
Direct operating expenses	18,456	—	100,110	369,941	(69,509)	418,998
Depreciation and amortization	5,013	—	114,720	6,618	—	126,351
General and administrative	(10,139)	—	22,136	43,250	177	55,424
Asset impairments	—	—	40,000	—	—	40,000
Total expenses	13,330	—	276,966	419,809	(69,332)	640,773
Loss from operations	(135,542)	—	(76,219)	(94,801)	205,026	(101,536)
Interest income (expense), net	(5,929)	(29,407)	501	(206)	—	(35,041)
Other income (expenses), net	31,159	(1,121)	6,504	(5,567)	—	30,975
Loss before income taxes	(110,312)	(30,528)	(69,214)	(100,574)	205,026	(105,602)
Provision for income taxes	—	—	2,655	2,055	—	4,710
Net loss	$(110,312)	$(30,528)	$(71,869)	$(102,629)	$205,026	$(110,312)

	STATEMENT OF CASH FLOWS Nine Months Ended September 30, 2011 (Unaudited)
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(3,242)	$(24,624)	$67,004	$20,446	$—	$59,584
Net cash used in investing activities	—	—	(62,248)	(9,699)	—	(71,947)
Net cash provided by (used in) financing activities	—	24,624	—	(1,459)	—	23,165
Net increase (decrease) in cash	$(3,242)	$—	$4,756	$9,288	$—	$10,802

NOTE 14: Subsequent Events

The Company has evaluated subsequent events through to the date the condensed consolidated financial statements were available to be issued.

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

Safe Harbor Forward Looking Statements

We have made in this report, and may from time to time otherwise make in other public filings, press releases and discussions with our management, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning our operations, economic performance and financial condition. These forward-looking statements are often accompanied by words such as “believe,” “should,” “anticipate,” “plan,” “continue,” “expect,” “potential,” “scheduled,” “estimate,” “project,” “intend,” “seek,” “goal,” “may” and similar expressions. These statements include, without limitation, statements about our ability to meet our short-term liquidity needs, our market opportunity, our growth strategy, competition, expected activities, future acquisitions and investments, and the adequacy of our available cash resources. We urge you to read these statements carefully and caution you that matters subject to forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Our actual results in future periods may differ materially from those projected or contemplated within the forward-looking statements as a result of, but not limited to, the following factors:

•                  our ability to successfully restructure our indebtedness and capital structure;

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

We have also discussed the risks to our business under the caption “Risk Factors” disclosed under Item 1A in our 2011 Form 10-K, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and in this Form 10-Q. Given these risks and uncertainties, we can give no assurances that results projected in any forward-looking statements will in fact occur and therefore caution investors not to place undue reliance on them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report and the documents incorporated by reference herein might not occur.

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

Overview

We are a full-service, global provider of seismic data acquisition, processing and integrated reservoir geosciences services to the oil and natural gas industry. We also provide clients access, via licenses, to our multi-client seismic data library. As an acknowledged industry leader in land, transition zone and shallow water (down to 500 feet water depths) OBC environments, we have the capacity to operate up to 22 seismic crews with approximately 200,000 channels of seismic data acquisition equipment worldwide and the ability to process seismic data collected throughout the world. Crew count, configuration and location can change depending upon industry demand and requirements.

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

Developments related to our business during 2012 include the following:

•                  On October 23, 2012, we were notified by NYSE MKT of noncompliance with certain continued listing standards set forth in the Exchange’s Company Guide.  We are required to submit a plan to the Exchange by November 23, 2012, addressing how we intend to regain compliance with the continued listing standards by April 23, 2014. If we do not submit a plan to the Exchange or if the plan is not accepted by the Exchange, the Exchange will initiate delisting proceedings.

•                  On May 31, 2012, David J. Crowley was appointed as the President and Chief Operating Officer of the Company.

•      On May 9, 2012, we entered into (i) a Series B Preferred Stock Subscription and Exchange Agreement (the “Series B Exchange Agreement”) pursuant to which all the shares of Series B Senior Convertible Preferred Stock were exchanged for shares of the Series B-1 Senior Convertible Preferred Stock of the Company and (ii) a Series C Preferred Stock Subscription and Exchange Agreement pursuant to which all the shares of Series C Preferred Stock were exchanged for shares of the Series C-1 Senior Preferred Stock of the Company. Additionally, on May 9, 2012, we amended the terms of the 2008 Warrants and 2010 Warrants. See notes 4 and 5 to our interim condensed consolidated financial statements.

•                  On March 16, 2012, we entered into a commitment letter with Avista and an affiliate of Avista to provide up to an additional $10.0 million in debt financing until January 1, 2013. Avista’s obligations under the commitment letter are subject to the execution and delivery of definitive documents and other closing conditions. See “—Liquidity and Capital Resources—Liquidity and Industry Concerns” below.

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

During 2011, we incurred operating losses primarily due to the Mexico lift boat incident, delays in project commencements, low asset utilization, and idle crew costs, which resulted in serious concerns about our liquidity.   In an effort to address these liquidity issues that continued into 2012, management began instituting a number of steps, discussed below under “Liquidity and Capital Resources-Liquidity and Industry Concerns,” which we believe could improve our liquidity position if successfully implemented in the near term as well as long term. Although management has continued to focus on improving liquidity through the implementation of the actions described above, we anticipate that additional efforts will be required to address the Company’s high levels of indebtedness. See our discussion under “—Liquidity and Capital Resources—Liquidity and Industry Concerns” below.

Backlog

Our estimated backlog revenue at September 30, 2012 was $370.8 million. This backlog included $290.9 million, or approximately 78%, from international (excluding Canada) proprietary seismic data acquisition projects, $40.0 million, or approximately 11%, from North America (excluding Mexico) proprietary seismic data acquisition projects, $29.7 million, or approximately 8%, from our multi-client seismic data acquisition business in the United States, and $10.3 million, or approximately 3%, from our seismic data processing & integrated reservoir geosciences business. Of the total international proprietary seismic data acquisition backlog, $168.2 million, or approximately 57%, is with NOCs or partnerships including NOCs. Furthermore, $46.8 million, or approximately 16%, of the international backlog is in shallow water transition zones and OBC environments. We anticipate that approximately 37% of the backlog at September 30, 2012 will be completed during 2012 and approximately 63% will be completed in 2013 and 2014. This backlog consists of written orders or commitments believed to be firm. Contracts for services are occasionally modified by mutual consent and in many instances can be cancelled by the customer on short notice without penalty. As such, our backlog at any particular date may not be indicative of our actual operating results for any succeeding fiscal period.

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

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Operating Revenues.  Consolidated revenues for the three months ended September 30, 2012 were $141.7 million as compared to $206.1 million for the same period of 2011, a decrease of 31%. The decrease in revenues was primarily attributable to decreased activity in North America and Asia, slightly offset by increased activity in Latin America.

For the three months ended September 30, 2012, seismic data acquisition revenue totaled $139.8 million as compared to $203.8 million for the same period of 2011, a decrease of 31%. This decrease in seismic data acquisition revenue was a net decrease of $13.0 million in our international proprietary seismic data acquisition operations, a decrease of $30.0 million in our multi-client seismic data acquisition business and a net decrease of $21.0 million in our North America proprietary seismic data acquisition operations.

North America proprietary seismic data acquisition revenues for the three months ended September 30, 2012 totaled $20.5 million, or 15% of total seismic data acquisition revenue, compared to $41.5 million, or 20% of total seismic data acquisition revenue, for the same period in 2011. The decrease resulted from decreased crew activity due to postponed projects which resumed late in the 3rd quarter of 2012, and from permit delays for certain projects in the U.S.  In addition, we experienced a reduction in reimbursable revenues in the U.S. primarily resulting from variations in the usage mix of specialized survey technologies versus dynamite energy sources as compared to 2011.

International proprietary seismic data acquisition revenues for the three months ended September 30, 2012 were $110.5 million, or 79% of total seismic data acquisition revenue, compared to $123.5 million, or 61% of total seismic data acquisition revenue, for the same period in 2011. The decrease was attributed to decreased activity in the Asia Pacific region and certain locations in Latin America offset by increased activity in Mexico and Suriname.

Multi-client seismic data acquisition revenues for the three months ended September 30, 2012 totaled $8.8 million, or 6% of consolidated seismic data acquisition revenue, compared to $38.8 million, or 19% of consolidated seismic data acquisition revenue, for the same period in 2011. The decrease was primarily due to permit delays in certain areas of the U.S. and a decrease in projects due to lower gas prices.

Seismic data processing & integrated reservoir geosciences revenues decreased to $3.2 million for the three months ended September 30, 2012, as compared to $4.1 million for the same period of 2011. The decrease was primarily the result of decreased activity in the U.S.

The revenue information above includes inter-segment revenues between seismic data processing & integrated reservoir geosciences and other segments totaling $1.4 million and $1.8 million for the three months ended September 30, 2012 and 2011, respectively.

Operating Expenses.  Consolidated direct operating costs decreased to $97.0 million for the three months ended September 30, 2012, as compared to $147.8 million for the same period of 2011, a decrease of 34%. The decrease was primarily a reflection of lower activity of North America and certain international locations, partially offset by increased activity in Mexico and Suriname.

Seismic acquisition operating expenses totaled $95.6 million for the three months ended September 30, 2012, as compared to $146.6 million for the same period of 2011, a decrease of 35%. Seismic data acquisition operating expenses as a percentage of seismic data acquisition revenue were 68% for the three months ended September 30, 2012, as compared to 72% for the same period in 2011.

North America proprietary seismic acquisition operating expenses for the three months ended September 30, 2012 totaled $19.5 million, or 95% of total North America seismic data acquisition revenue, compared to $34.9 million, or 84% of total North America seismic data acquisition revenue, for the same period in 2011. The decrease in operating expenses was primarily the result of a decrease in reimbursable expenses in the U.S.  The percentage increase in the operating expenses was due to decreased crew utilization and increased idle expenses.

International proprietary seismic acquisition operating expenses from international operations for the three months ended September 30, 2012 totaled $75.4 million, or 68% of total international seismic data acquisition revenue, compared to $111.8 million, or 91% of total international seismic data acquisition revenue, for the same period in 2011. The decrease in operating expenses was the result of decreased activity in the Asia Pacific region, certain locations in Latin America, lower de-mining costs, reduced operating expenses and other production and efficiency improvements in Angola, as well as permit delays in Brazil. The decrease in operating expenses was partially offset by increased activity in Mexico and Suriname.  The decrease in operating expenses as a percentage of revenues was due to project operating efficiencies in Latin America.

We capitalize the majority of operating costs directly associated with acquiring and processing multi-client data and amortize them based on a specific formula driven by actual sales and expected late sales. Costs that are not capitalized generally represent costs incurred to deliver the projects’ data and certain expenses reimbursed by our clients. These costs totaled $0.7 million and $(0.1) million for the three months ended September 30, 2012 and 2011, respectively. See Depreciation and Amortization Expense below for discussion on our multi-client seismic data acquisition business amortization expense.

Seismic data processing & integrated reservoir geosciences operating expenses totaled $2.8 million for the three months ended September 30, 2012, as compared to $3.0 million for the same period of 2011.

The expense information above includes inter-segment expense between seismic data processing & integrated reservoir geosciences and other segments totaling $1.4 million and $1.8 million for the three months ended September 30, 2012 and 2011, respectively.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the three months ended September 30, 2012 totaled $23.1 million, compared to $49.0 million for the same period of 2011, a decrease of $25.9 million, or 53%. The decrease was primarily the result of a decrease in multi-client amortization expense. Amortization of multi-client data for the three months ended September 30, 2012 totaled $5.9 million, or approximately 67% of multi-client revenues, compared to $32.0 million, or approximately 83% of multi-client revenues, for the same period in 2011. The decrease as a percentage of multi-client revenues is primarily the result of prefunded projects which had lower amortization rates as well as higher late sales with lower amortization rates during the third quarter of 2012 compared to the same period in 2011.

General and Administrative Expense.  General and administrative expense for the three months ended September 30, 2012 totaled $12.5 million, or 9% of revenues, compared to $21.3 million, or 10% of revenues for the same period of 2011. The decrease of $8.8 million was primarily the result of cost containment efforts resulting in reduction of payroll costs, rent, marketing expense, contract services and travel, partially offset by professional services costs related to the Company’s restructuring efforts.

Goodwill impairment.  We recorded a goodwill impairment charge of $40.0 million during the three months ended September 2011.

Interest Expense, net.  Interest expense, net of interest income, for the three months ended September 30, 2012 was $12.7 million, compared to $11.0 million for the same period of 2011. Interest expense includes dividends on mandatorily redeemable preferred stock.

Change in Fair Value of Derivative Liabilities.  The loss in the fair value of our derivative liabilities for the three months ended September 30, 2012 totaled $(0.3) million, compared to a gain of $22.4 million for the same period in 2011. The fair values of our derivatives liabilities are subject to material changes primarily associated with fluctuations in the market value of our common stock which increased from $0.27 per share at June 30, 2012 to $0.37 per share at September 30, 2012. When the value of our stock increases, so does the value of the derivative liabilities, resulting in a loss for the three months ended September 30, 2012 period.

Foreign Exchange Gains/Losses.  Foreign exchange gain for the three months ended September 30, 2012 totaled $1.1 million, compared to a loss of $5.3 million for the same period in 2011. The gain in the third quarter of 2012 was primarily the result of a slight strengthening of foreign currencies against the U.S. dollar in the Latin America region where we hold certain monetary assets denominated in those currencies.

Other Income, Net.  Other income, net for the three months ended September 30, 2012 totaled $0.2 million, compared to $5.7 million for the same period in 2011. During the third quarter of 2011, the Company recognized a $5.6 million gain on the sale of a subsidiary.

Income Tax Expense.  Income tax expense totaled $3.6 million for the three months ended September 30, 2012, compared to $1.9 million for the same period of 2011. While the Company had pretax losses during the three months ended September 30, 2012, the income tax provision for this period relates primarily to taxes due in countries with deemed profit tax regimes, withholding taxes and reflects the increase of the valuation allowance in the United States.

Adjusted EBITDA and Net Loss.  Consolidated Adjusted EBITDA (as defined below) totaled $32.2 million for the three months ended September 30, 2012, compared to $36.9 million for the same period in 2011. The decrease was primarily the result of decreased profitability in North America and the Asia Pacific regions, partially offset by increased activity and productivity in Latin America.

North America proprietary seismic data acquisition Adjusted EBITDA for the three months ended September 30, 2012 totaled $0.4 million compared to $4.4 million for the same period in 2011. The decrease was primarily the result of decreased crew activity and idle crew costs incurred.

International proprietary seismic data acquisition Adjusted EBITDA for the three months ended September 30, 2012 totaled $29.9 million compared to $4.7 million for the same period in 2011. The increase was primarily the result of increased activity and productivity in Mexico and Suriname, and the cessation of operations in North Africa offset by decreased activity in the Asia Pacific region.

Multi-client seismic data acquisition Adjusted EBITDA for the three months ended September 30, 2012 totaled $7.7 million compared to $38.3 million for the same period in 2011. The decrease was primarily due to permit delays in certain areas of the U.S. and a decrease in projects due to lower gas prices.

Seismic data processing & integrated reservoir geosciences Adjusted EBITDA for the three months ended September 30, 2012 totaled $0.5 million compared to $1.0 million for the same period in 2011. The decrease was primarily the result of improved pricing and more efficient computer utilization.

The corporate components of our operations are not considered a separate operating segment.

We had a loss applicable to common stockholders of $8.9 million, or $(0.46) per common share, for the three months ended September 30, 2012, compared to a loss applicable to common stockholders of $44.4 million, or $(2.44) per common share, for the same period in 2011. The decrease in our net loss applicable to common stock holders resulted primarily from the same variables impacting Adjusted EBITDA as well as the decrease in multi-client amortization expense partially offset by higher foreign exchange losses, the decrease in the gains in the fair value of our derivative liabilities, and increased income tax expense, all described above.

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

The reconciliation from net loss applicable to common stockholders to Adjusted EBITDA is as follows (in thousands):

	Three months ended September 30,
	2012	2011
	(Unaudited)
Loss applicable to common stockholders	$(8,853)	$(44,438)
Preferred stock dividends and accretion costs	2,551	2,333
Net loss	(6,302)	(42,105)
Provision for income taxes	3,634	1,882
Interest expense, net of interest income	12,699	10,951
Other income, net (as defined above)	(1,008)	(22,830)
Asset impairments	—	40,000
Depreciation and amortization(1)	23,145	49,022
Adjusted EBITDA	$32,168	$36,920

(1)                                 Includes $5.9 million and $32.0 million, respectively, in amortization expense related to our multi-client seismic data acquisition business.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Operating Revenues.  Consolidated revenues for the nine months ended September 30, 2012 were $440.0 million as compared to $539.2 million for the same period of 2011, a decrease of 18%. The decrease in revenues was primarily attributable to decreased activity in North America, Africa and Asia Pacific, offset by increased activity in Latin America.

For the nine months ended September 30, 2012, seismic data acquisition revenue totaled $433.5 million as compared to $532.8 million for the same period of 2011, a decrease of 19%. This decrease in seismic data acquisition revenue was a result of result of a net decrease of $39.1 million in our international proprietary seismic data acquisition operations, a decrease of $36.2 million in our multi-client seismic data acquisition business and a net decrease of $24.1 million in our North America proprietary seismic data acquisition operations.

North America proprietary seismic data acquisition revenues for the nine months ended September 30, 2012 totaled $94.0 million, or 22% of total seismic data acquisition revenue, compared to $118.1 million, or 22% of total seismic data acquisition revenue, for the same period in 2011. The decrease was primarily the result of a decrease in reimbursable revenues in the U.S. offset by increased activity by the Canada crews.

International proprietary seismic data acquisition revenues for the nine months ended September 30, 2012 were $286.2 million, or 66% of total seismic data acquisition revenue, compared to $325.3 million, or 61% of total seismic data acquisition revenue, for the same period in 2011. The decrease was attributed to decreased activity in the Asia Pacific region and certain locations in Latin America, cessation of certain operations in North Africa and the Middle East, offset by increased activity in Mexico and Suriname.

Multi-client seismic data acquisition revenues for the nine months ended September 30, 2012 totaled $53.2 million, or 12% of consolidated seismic data acquisition revenue, compared to $89.4 million, or 17% of consolidated seismic data acquisition revenue, for the same period in 2011. The decrease was primarily due to permit delays in certain areas of the U.S. and a decrease in projects due to lower gas prices.

Seismic data processing & integrated reservoir geosciences revenues increased to $10.6 million for the nine months ended September 30, 2012, as compared to $10.5 million for the same period of 2011.

The revenue information above includes inter-segment revenues between seismic data processing & integrated reservoir geosciences and other segments totaling $4.1 million and $4.1 million for the nine months ended September 30, 2012 and 2011, respectively.

Operating Expenses.  Consolidated direct operating costs decreased to $317.3 million for the nine months ended September 30, 2012, as compared to $419.0 million for the same period of 2011, a decrease of 24%. The decrease was primarily a reflection of lower activity of North America and certain international locations, partially offset by increased activity in Mexico and Suriname.

Seismic acquisition operating expenses totaled $312.6 million for the nine months ended September 30, 2012, as compared to $414.1 million for the same period of 2011, a decrease of 25%. Seismic data acquisition operating expenses as a percentage of seismic data acquisition revenue were 72% for the nine months ended September 30, 2012, as compared to 78% for the same period in 2011.

North America proprietary seismic acquisition operating expenses for the nine months ended September 30, 2012 totaled $74.8 million, or 80% of total North America seismic data acquisition revenue, compared to $94.0 million, or 80% of total North America seismic data acquisition revenue, for the same period in 2011. The decrease in operating expenses is primarily due to a decrease in reimbursable expenses in the U.S. due to the change in job mix.  North America proprietary seismic acquisition operating expenses include a $3.9 million gain related to a transaction during the first quarter of 2012 in which we exchanged, in a reciprocal transfer, certain equipment with a third party. See note 2 to our interim condensed consolidated financial statements.

International proprietary seismic acquisition operating expenses from international operations for the nine months ended September 30, 2012 totaled $231.5 million, or 81% of total international seismic data acquisition revenue, compared to $319.9 million, or 98% of total international seismic data acquisition revenue, for the same period in 2011. The decrease in operating expenses was primarily the result of decreased activity in the Asia Pacific region, cessation of certain operations in North Africa and the Middle East, and lower de-mining costs, reduced operating expenses and other production and efficiency improvements in Angola, Mexico and Suriname.

We capitalize the majority of operating costs directly associated with acquiring and processing multi-client data and amortize them based on a specific formula driven by actual sales and expected late sales. Costs that are not capitalized generally represent costs incurred to deliver the projects’ data and certain expenses reimbursed by our clients. These costs totaled $6.3 million and $0.2 million for the nine months ended September 30, 2012 and 2011, respectively. Costs during the nine months of 2012 include a loss of $5.1 million incurred in connection with the sale of certain North American seismic data during the first quarter of 2012. See note 2 to our interim condensed consolidated financial statements. See Depreciation and Amortization Expense below for discussion on our multi-client seismic data acquisition business amortization expense.

Seismic data processing & integrated reservoir geosciences operating expenses totaled $8.9 million for the nine months ended September 30, 2012, as compared to $9.0 million for the same period of 2011.

The expense information above includes inter-segment expense between seismic data processing & integrated reservoir geosciences and other segments totaling $4.1 million and $4.1 million for the nine months ended September 30, 2012 and 2011, respectively.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the nine months ended September 30, 2012 totaled $88.6 million, compared to $126.4 million for the same period of 2011, a decrease of $37.8 million, or 30%. The decrease was primarily the result of a decrease in multi-client amortization expense.  Amortization of multi-client data for the nine months ended September 30, 2012 totaled $35.8 million, or approximately 67% of multi- client revenues, compared to $71.4 million, or approximately 80% of multi-client revenues, for the same period in 2011. The decrease as a percentage of multi-client revenues is primarily the result of prefunded projects which had lower amortization rates as well as higher late sales with lower amortization rates during the third quarter of 2012 compared to the same period in 2011.

General and Administrative Expense.  General and administrative expense for the nine months ended September 30, 2012 totaled $50.2 million, or 11% of revenues, compared to $55.4 million, or 10% of revenues, for the same period of 2011.  The decrease of $5.2 million was primarily the result of decrease in payroll costs, cost containment efforts in expense categories such as rent, marketing expense, contract services and travel, partially offset by professional services costs related to the Company’s restructuring efforts.

Goodwill impairment.  We recorded a preliminary goodwill impairment charge of $40.0 million during the nine months ended September 30, 2011.

Interest Expense, net.  Interest expense, net of interest income, for the nine months ended September 30, 2012 was $38.3 million, compared to $35.0 million for the same period of 2011. The increase was primarily the result of additional interest expense during the first quarter of 2012 associated with our Whitebox Revolving Credit Facility compared to the same period in 2011. Interest expense includes dividends on mandatorily redeemable preferred stock.

Change in Fair Value of Derivative Liabilities.  The gain in the fair value of our derivative liabilities for the nine months ended September 30, 2012 totaled $5.3 million, compared to a gain of $31.4 million for the same period in 2011. The fair values of our derivatives liabilities are subject to material changes primarily associated with fluctuations in the market value of our common stock which declined from $2.15 per share at December 31, 2011 to $0.37 per share at September 30, 2012. When the value of our stock decreases, so does the value of the derivative liabilities, resulting in a gain.

Foreign Exchange Gains/Losses.  Foreign exchange gain for the nine months ended September 30, 2012 totaled $0.3 million, compared to a loss of $5.4 million for the same period in 2011. The gain in the nine months ended September 30, 2012 was primarily the result of a slight strengthening of foreign currencies against the U.S. dollar in the Latin America region where we hold certain monetary assets denominated in those currencies.

Other Income, Net.  Other income, net for the nine months ended September 30, 2012 totaled a gain of $2.7 million, compared to $5.0 million for the same period in 2011. During the third quarter of 2011, the Company recognized a $5.6 million gain on the sale of a subsidiary.

Income Tax Expense.  Income tax expense totaled $10.8 million for the nine months ended September 30, 2012, compared to $4.7 million for the same period of 2011. While the Company had pretax losses during the nine months ended September 30, 2012, the income tax provision for this period relates primarily to taxes due in countries with deemed profit tax regimes, withholding taxes and reflects the increase of the valuation allowance in the United States.

Adjusted EBITDA and Net Loss.  Consolidated Adjusted EBITDA (as defined above) totaled $72.5 million for the nine months ended September 30, 2012, compared to $64.8 million for the same period in 2011. The increase was primarily the result of increased activity and productivity in Latin America.

North America proprietary seismic data acquisition Adjusted EBITDA for the nine months ended September 30, 2012 totaled $16.1 million compared to $18.7 million for the same period in 2011. The decrease was the result of decreased crew utilization offset by a $3.9 million gain on exchange of equipment during the first quarter of 2012.

International proprietary seismic data acquisition Adjusted EBITDA for the nine months ended September 30, 2012 totaled $36.5 million compared to $(16.5) million for the same period in 2011. The increase was primarily the result of improved production in Mexico, Angola and Suriname, offset by lower activity in the Asia Pacific region and cessation of certain operations in North Africa and the Middle East.

Multi-client seismic data acquisition Adjusted EBITDA for the nine months ended September 30, 2012 totaled $45.7 million compared to $87.7 million for the same period in 2011. The decrease was primarily due to permit delays in certain areas of the U.S, decrease in projects due to lower gas prices, and a $5.1 million loss incurred in the first quarter of 2012 related to the sale of certain seismic data.

Seismic data processing & integrated reservoir geosciences Adjusted EBITDA for the nine months ended September 30, 2012 totaled $1.7 million compared to $1.4 million for the same period in 2011.

The corporate components of our operations are not considered a separate operating segment.

We had a loss applicable to common stockholders of $64.5 million, or $(3.39) per common share, for the nine months ended September 30, 2012, compared to a loss applicable to common stockholders of $117.1 million, or ($6.52) per common share, for the same period in 2011. The decrease in our net loss applicable to common stock holders resulted primarily from the same variables impacting Adjusted EBITDA as well as the decrease in multi-client amortization expense partially offset by higher foreign exchange losses, the decrease in the gains in the fair value of our derivative liabilities, and increased income tax expense, all described above.

The reconciliation from net loss applicable to common stockholders to Adjusted EBITDA is as follows (in thousands):

	Nine months ended September 30,
	2012	2011
	(Unaudited)
Loss applicable to common stockholders	$(64,486)	$(117,119)
Preferred stock dividends and accretion costs	7,494	6,807
Net loss	(56,992)	(110,312)
Provision for income taxes	10,776	4,710
Interest expense, net of interest income	38,274	35,041
Other income, net (as defined above)	(8,225)	(30,975)
Asset impairments	—	40,000
Depreciation and amortization(1)	88,626	126,351
Adjusted EBITDA	$72,459	$64,815

(1)                                 Includes $35.8 million and $71.4 million, respectively, in amortization expense related to our multi-client seismic data acquisition business.

Liquidity and Capital Resources

Liquidity and Industry Concerns

The Company incurred operating losses due to the Mexico lift boat incident, delays in project commencements, low asset utilization, and idle crew costs, resulting in serious concerns about our liquidity beginning in 2011.  These liquidity concerns have continued into 2012.

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

On March 15, 2012, we sold certain North American seismic data in exchange for $10.0 million in cash. Under the agreement, we will retain specified percentages of the net revenues generated and collected on the sold seismic data for a period of five years. The transaction closed on March 30, 2012 and we received proceeds of $10.0 million and were used entirely for reinvestment in long-term assets.

On March 16, 2012, we entered into a commitment letter (the “Commitment Letter”) with Avista and an affiliate of Avista (collectively, the “Avista Financing Parties”) to obtain debt financing from the Avista Financing Parties until January 1, 2013. Pursuant to the terms of the Commitment Letter, at our election from time to time, the Avista Financing parties agreed to (i) purchase up to an additional $10 million in aggregate principal amount of Notes (the “U.S. Avista Notes”) and (ii) enter into foreign loan facilities (the “Foreign Avista Notes” and, collectively with the U.S. Avista Notes, the “Additional Avista Notes”) to be secured by the assets of certain of our non-U.S. subsidiaries that would be drawn down from time to time concurrently with the purchase by the Avista Financing Parties of any U.S. Avista Notes (the “Commitment”). In the event that we elect to exercise our right to have the Avista Financing Parties purchase any Additional Avista Notes, we will be obligated to deliver U.S. Avista Notes with a principal amount equal to the amount of the purchase price and Foreign Avista Notes in an aggregate principal amount equal to 80% of such purchase price, allocated among the Foreign Avista Notes as directed by the Avista Financing Parties. See “Capital Resources” below. The Avista debt financing is unlikely to be available if we are not able to implement a restructuring of our indebtedness and capital structure, and we are currently pursuing various financing alternatives.  There can be no assurances that we will be successful in procuring any such alternatives.

Although management has continued to focus on improving liquidity through the implementation of the actions described above, we anticipate that additional efforts will be required to address the Company’s high levels of indebtedness. As a result, management  continues to focus on maintaining sufficient liquidity to continue to operate its commercial business and anticipates that it will only make the December 15, 2012 interest payment on the Notes, which also contains a 30 day grace period with respect to interest payments, in the event that following such payment it believes it will have sufficient liquidity to continue to fund its ongoing commercial operations. If the Company determines that it does not have sufficient cash on hand to both fund the interest payment and meet the ongoing commercial operating needs of the Company following any such payment, the Company would likely need to implement a restructuring of its indebtedness and capital structure in an out-of-court restructuring if the terms of such a restructuring can be agreed upon by the requisite parties.  If agreement with respect to an out-of-court restructuring cannot be reached, the Company would likely be required to implement an in-court restructuring since the failure to meet our debt service obligations would constitute an event of default under the Whitebox Revolving Credit Facility and the Notes, and the Lenders or Note holders could declare all amounts outstanding under the Whitebox Revolving Credit Facility or Notes to be immediately due and payable.  In the event the Company determines that it has sufficient cash on hand to both fund the December 15, 2012 interest payment and to meet the ongoing commercial operational needs of the Company following such payment, the Company still expects that it will nevertheless need to implement a capital restructuring in the near term following any such interest payment to address its high debt levels.

The Company continues to work with its financial advisor to address these issues with a focus on effecting an out-of -court restructuring of the Company’s indebtedness and capital structure.  In particular, the Company is currently in discussions with some of its Lenders, preferred stock holders and certain of its Note holders regarding a restructuring of certain of its indebtedness which may involve, among other things, conversion of certain of its preferred securities and debt into equity securities of the Company.  Given the Company’s high levels of indebtedness and outstanding preferred stock that have preference over its common stock, however, the Company believes it is unlikely that more than a nominal value, if any, would be ascribed to its existing common stock after any such restructuring.  In connection with its ongoing assessment of its liquidity requirements with respect to the interest payment on the Notes described above and related restructuring efforts, and even though such restructuring will likely result in only nominal, if any, value being ascribed to its existing common stock in connection therewith, management believes it will be able to preserve sufficient liquidity to provide for the continuity of its commercial operations and the provision of services to its customers on an uninterrupted basis and believes that if its restructuring efforts are successful that it will ultimately be in a stronger financial position enabling it to better serve its customers.

In addition to working with the Company’s financial advisor regarding a restructuring of our indebtedness and capital structure, the Company’s management is currently reviewing other alternatives, and may adopt strategies such as reducing or delaying capital investments, delaying bids on new sales or seeking to raise additional capital through debt or equity financing. However, the Company’s current credit rating limits the Company’s ability to access the debt capital markets and the recent low trading price of the Company’s common stock severely limits the Company’s ability to raise substantial capital in the equity capital markets. Among other restrictions, our Notes and the Whitebox Revolving Credit Facility also limit our ability to incur or guarantee additional debt or to grant additional liens on our assets which further limits our ability to raise additional capital through debt financing. The ability to timely raise sufficient capital may also be limited by NYSE MKT stockholder approval requirements for certain transactions involving the issuance of the Company’s common stock or securities convertible into the Company’s common stock.  These alternatives may not be successful, and the Company could face a substantial liquidity shortfall and might be required to dispose of certain assets or take other actions to meet its operating and debt service obligations.  In addition, any unforeseen unfavorable developments could have a further material adverse effect on the Company’s liquidity and financial condition. For additional discussion of the risks associated with our high levels of indebtedness and current liquidity issues, please see the discussion “Risk Factors” in Item 1A of this Form 10-Q and “Risk Factors” in Item 1A of our 2011 Form 10-K .

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

At September 30, 2012, we had available liquidity as follows (in millions):

Available cash:
Cash and cash equivalents(1)(2)	$30,725
Undrawn borrowing capacity under Whitebox Revolving Credit Facility	—
Undrawn borrowing capacity under short-term project financing agreement	5,600
Net available liquidity at September 30, 2012(3)	$36,325

(1)                                 Includes $20.1 million in international bank accounts.

(2)                                 Includes approximately $8.6 million designated for multi-client investments, which is not fully available for current obligations.

(3)                                 Excludes undrawn borrowing capacity under Avista commitment letter of $10.0 million which is subject to finalization of definitive documentation.

We have certain foreign overdraft facilities in the amount of $1.5 million of which $0.3 million was drawn at September 30, 2012. Due to the limitations on our ability to remit funds to the United States, amounts under these facilities have been excluded in the available liquidity table above.

The following table summarizes certain measures of liquidity and capital expenditures, as well as our sources of capital from internal and external sources, for the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)
Cash and cash equivalents (end of period)	$30,725	$53,653
Working capital (end of period)	30,176	25,232
Net cash provided by operating activities	24,391	59,584
Net cash used in investing activities	(32,653)	(71,947)
Net cash provided by (used in) financing activities	(5,660)	23,165
Capital expenditures (including capital leases, if applicable)	13,220	(20,774)
Investment in multi-client data library	(37,189)	(63,888)
Cash paid for interest	19,998	(18,499)
Cash paid for taxes	4,451	(4,144)

Cash provided by operating activities

Net cash provided by operating activities was $24.4 million for the nine months ended September 30, 2012, as compared to $59.6 million for the nine months ended September 30, 2011. The decrease in operational cash flow was primarily the result of lower operating results in North America and Asia Pacific as well as changes in working capital resulting from collection efforts and our office closures in certain locations of Africa.

Cash used in investing activities

Net cash used in investing activities was $32.7 million for the nine months ended September 30, 2012, as compared to $71.9 million for the nine months ended September 30, 2011. The decrease in cash used in investing activities is primarily the result of lower investments in our multi-client data library and reduced capital expenditures during 2012 compared to the same period in 2011, partially offset by increase in proceeds from sales of assets.

Cash provided by (used in) financing activities

Net cash used in financing activities was $5.7 million for the nine months ended September 30, 2012, as compared to cash provided by financing activities of $23.2 million for the nine months ended September 30, 2011. The variance is primarily associated with the cash inflow during the first quarter of 2011 related to borrowings on the RBC Revolving Credit Facility.  During 2012, cash used in financing activities primarily consisted of payments of debt and vendor financing obligations.

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

The obligations of the Avista Financing Parties under the Commitment Letter are subject to the execution and delivery of definitive documents and other closing conditions. In consideration for their obligations under the Commitment Letter, the Company paid the Avista Financing Parties a fee of $0.3 million at the time the Commitment Letter was executed and incurred an obligation to deliver either warrants to purchase 190,000 shares of the Company’s common stock or its cash equivalent value, at the Company’s election, at the earlier of a purchase of any Additional Avista Notes or June 30, 2012 (unless the Commitment was terminated earlier than June 30, 2012 and prior to any such purchase). The Company elected to pay the cash equivalent value of $0.3 million for the June 30, 2012 warrant obligation, and recorded a liability of $0.1 million for the September 30, 2012 warrant obligation. Also on June 30, 2012 and September 30, 2012, in accordance with the Commitment Letter terms, the Company incurred an obligation to deliver warrants to purchase an additional 190,000 shares of the Company’s common stock or its cash equivalent value, at the Company’s election, as the Commitment remained outstanding as of those dates. The Company elected to pay the cash equivalent value of $0.1 million for the June 30, 2012 warrant obligation, and recorded a liability of $0.1 million for the September 30, 2012 warrant obligation. The Company is obligated to deliver warrants to purchase an additional 190,000 shares of the Company’s common stock or its cash equivalent value, at the Company’s election, at December 31, 2012 if the Commitment or any Notes remain outstanding. Certain of the financing transactions under the Commitment Letter were subject to a right of first refusal in favor of certain of the Company’s existing senior lenders, which expired unexercised on June 29, 2012.

In accordance with the terms of the Commitment Letter, the warrants issued in connection with the transactions contemplated under the Commitment will have an exercise price of $0.01 per share of common stock and otherwise will be issued with terms substantially similar to the warrants we issued to the Avista Financing Parties in 2010.

Through the date of this filing, no financing has been requested in connection with the Commitment Letter. The Avista debt financing is unlikely to be available in 2012 if we are not able to implement a restructuring of our indebtedness and capital structure, and we are currently pursuing various financing alternatives.  There can be no assurances that we will be successful in procuring any such alternatives.

Short-term Project Financing—Line of Credit Agreement

On November 22, 2011, one of our subsidiaries in Latin America entered into a short-term project financing agreement secured by the cash flows generated by the underlying project contract. The cash inflows and outflows associated with this agreement and the underlying project contract are managed through a trust specifically set up for this purpose and required by the agreement. The trust’s financial statements as of September 30, 2012 have been fully consolidated with those of our subsidiary and reflected accordingly. The trust’s cash balance at September 30, 2012 of $0.1 million is classified as restricted cash in our consolidated balance sheet. The maximum credit available under this agreement is $5.6 million of which $0 million was outstanding at September 30, 2012.

Disbursements under the line of credit agreement are subject to a fee of 3.0% plus VAT and borrowings outstanding under this agreement bear interest at 8.0% plus one-month LIBOR rate, which was 8.22% at September 30, 2012. The agreement matures on December 17, 2012 and certain financial covenants apply as long as amounts remain outstanding under the agreement. The Company’s subsidiary was not in compliance with these covenants at December 31, 2011 and subsequently secured a waiver through the maturity of the credit agreement. The Company’s subsidiary was in compliance with the revised covenants at September 30, 2012.

Capital Lease Obligations and Vendor Financing

From time to time we enter into capital leases and vendor financing arrangements to purchase certain equipment. The equipment purchased from these vendors is paid over a period of time. At September 30, 2012, the balance under these capital leases and vendor financing arrangements was approximately $5.2 million. During the remainder of 2012, we may enter into additional capital leases and/or vendor financing.

Future Capital Expenditures

For 2012, we expect our capital expenditures to be approximately $17.0 million, plus approved multi-client investments, the majority of which are pre-funded. Subject to our liquidity limitations, we plan these investments in 2012 to be primarily on expenditures to extend the useful life of other equipment and facilities for our seismic data acquisition segment with a smaller portion targeted towards acquiring new equipment for our seismic data processing & integrated reservoir geosciences segment. During the nine months ended September 30, 2012, capital expenditures, including capital leases, totaled $13.2 million.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the nine months ended September 30, 2012 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

New Accounting Pronouncements

See note 1 to our interim condensed consolidated financial statements.

Significant Accounting Policies

See note 2 to our consolidated financial statements in our 2011 Form 10-K.

Critical Accounting Policies

See “—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in Item 7 and note 2 to our consolidated financial statements in our 2011 Form 10-K.

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

We typically provide services to a relatively small group of key customers that account for a significant percentage of our accounts receivable at any given time. If any of our key clients were to terminate their contracts or fail to contract for our services in the future because they are acquired, alter their exploration or development strategy, or for any other reason, our results of operations could be affected. However, key customers change from year to year and the largest customers in any year may not be indicative of the largest customers in any subsequent year. For the nine months ended September 30, 2012, our top 10 customers represented 74% of our consolidated revenue for this period. Our two largest customers accounted for 30% and 12%, respectively, of our consolidated revenue for the nine months ended September 30, 2012.

At September 30, 2012, two customers each accounted for 15%, respectively, of our consolidated accounts receivable. We utilize the specific identification method for establishing and maintaining allowances for possible losses. Our allowance for doubtful accounts was $2.8 million at September 30, 2012.

We have cash and restricted cash balances which, at times, may exceed federally insured limits. Restricted cash includes cash held to collateralize standby letters of credit and performance guarantees. At September 30, 2012, restricted cash also includes cash held in trust in connection with a short-term project financing agreement entered into in November 2011 and cash received in connection with the sale of certain North American seismic data. Volatility in financial markets may impact our credit risk on cash and short-term investments. At September 30, 2012, cash and cash equivalents and restricted cash, including restricted cash classified as non-current, totaled $34.0 million.

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

The fair market value of fixed-rate long-term debt increases as prevailing interest rates decrease and decreases as prevailing interest rates increase. Increases in the fair value of our fixed-rate debt affect our results of operations and cash flows only if we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. The estimated fair value of our fixed-rate long-term debt was $151.3 million and $218.5 million at September 30, 2012 and December 31, 2011, respectively.

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

We have designated the U.S. dollar as the functional currency for our operations in international locations because the majority of our contracts with customers are denominated in U.S. dollars and we purchase equipment and finance capital primarily using the U.S. dollar. Accordingly, certain assets and liabilities of foreign operations are translated at historical exchange rates, revenues and expenses are translated at the average rate of exchange for the period, and all translation gains or losses are reflected in the period’s results of operations. Our net foreign exchange loss attributable to our international operations for the three and nine months ended September 30, 2012 was $1.1 million and $0.3 million, respectively, which was primarily the result of the weakening of the U.S. dollar against the foreign currencies of the countries in which we operate. We incurred losses on settlement of receivables and payables during the period on foreign currency denominated balances. A 10% change in the U.S. dollar as compared to the currencies of Brazil, Mexico, Canada and Australia, would cause approximately a $3.5 million increase/ decrease in our foreign exchange gains (losses) in the interim condensed consolidated statement of operations.

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

In connection with the Commitment Letter entered into on March 16, 2012 with the Avista Financing Parties, we are obligated to deliver warrants to purchase an additional 190,000 shares of the Company’s common stock or its cash equivalent value, at our election, at December 31, 2012 if the Commitment or any Notes remain outstanding as of the applicable foregoing dates.

In accordance with the terms of the Commitment Letter, any warrants issued in connection with the transactions contemplated under the Commitment will have an exercise price of $0.01 per share of common stock and otherwise will be issued with terms substantially similar to the warrants we issued to the Avista Financing Parties in 2010.

Fair Value Measurements

As a result of certain anti-dilution provisions in the Series B-1 Preferred Stock conversion feature and the 2008 and 2010 Warrants, these instruments are recorded at fair value on a recurring basis as derivative liabilities in our consolidated balance sheet. See notes 4 and 5 to our interim condensed consolidated financial statements. Changes in fair value are recorded in other income (expense) as unrealized gains and losses. The fair values of these instruments are subject to material changes primarily associated with fluctuations in the market value of our common stock. Generally, as the market value of our stock increases/decreases, the fair values of our derivative liabilities increase/decrease and a corresponding loss/gain is recorded. In addition, our estimate of the fair value of these instruments includes other key inputs and assumptions for option-adjusted spread, volatility and a risk-free discount rate. For the three and nine months ended September 30, 2012, we recorded unrealized gains of $(0.3) million and $5.2 million, respectively, associated with these instruments. Due to the degree of estimation involved, our derivative liabilities are classified as Level 3 in the fair value hierarchy. See note 6 to our interim condensed consolidated financial statements.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have performed an evaluation of the design, operation and effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) at September 30, 2012. Based on that evaluation, our principal executive officer and principal financial officer concluded that such disclosure controls and procedures were not effective. See “Material Weakness” below.

Material Weakness

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2011 we identified control deficiencies that constituted a material weakness in the design and operation of our internal control over financial reporting. The following material weakness was present at December 31, 2011 and September 30, 2012:

•                  Financial Close Process:  Controls over our financial close process were deficient in areas related to accrued liabilities, goodwill impairment and accounting for multi-client seismic data library. These deficiencies resulted from difficulties in the following:

•                  accumulating complete and accurate information to estimate certain liabilities,

•                  inadequate review of work performed by third parties, and

•                  material post-closing adjustments related to accounting for multi- client seismic data library resulting from difficulties in remediating deficiencies in time to allow us to assess the effectiveness of the controls as of December 31, 2011.

Remediation

To remediate this material weakness, during 2012, management will continue executing the remediation program that began during 2011 which includes assessing the adequacy of processes and procedures underlying the specific areas discussed above, expanding and strengthening our controls surrounding the multi- client process and strengthening our policies, procedures and controls surrounding accrued expenses ensuring cooperation and coordination with departments outside of the accounting department.

Changes in Internal Control

Other than the measures described above under “Remediation” there have not been any changes in our internal control over financial reporting (as defined in the Exchange Act Rule 13a-15(f) of the Securities Exchange Act) during the nine months ending September 30, 2012, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously disclosed in our 2011 Form 10-K. For more information regarding our risk factors, please refer to Item 1A—Risk Factors in our 2011 Form 10-K and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

We may not have sufficient cash on hand to both fund the December 15, 2012 interest payment on the Notes and meet the ongoing operational needs of the Company following any such payment, and will likely need to implement a restructuring of our indebtedness and capital structure.

Although management has continued to focus on improving liquidity through the implementation of the actions described above, we anticipate that additional efforts will be required to address the Company’s high levels of indebtedness.     As a result, management  continues to focus on maintaining sufficient liquidity to continue to operate its commercial business and anticipates that it will only make the December 15, 2012 interest payment on the Notes, which also contains a 30 day grace period with respect to interest payments, in the event that following such payment it believes it will have sufficient liquidity to continue to fund its ongoing commercial operations.    If the Company determines that it does not have sufficient cash on hand to both fund the interest payment and meet the ongoing commercial operating needs of the Company following any such payment, the Company would likely need to implement a restructuring of its indebtedness and capital structure in an out-of-court restructuring if the terms of such a restructuring can be agreed upon by the requisite parties.  If agreement with respect to an out-of-court restructuring cannot be reached, the Company would likely be required to implement an in-court restructuring since the failure to meet our debt service obligations would constitute an event of default under the Whitebox Revolving Credit Facility and the Notes, and the Lenders or Note holders could declare all amounts outstanding under the Whitebox Revolving Credit Facility or Notes to be immediately due and payable.  In the event the Company determines that it has sufficient cash on hand to both fund the December 15, 2012 interest payment and to meet the ongoing commercial operational needs of the Company following such payment, the Company still expects that it will nevertheless need to implement a capital restructuring in the near term following any such interest payment to address its high debt levels.

The Company continues to work with its financial advisor to address these issues with a focus on effecting an out-of -court restructuring of the Company’s indebtedness and capital structure.  In particular, the Company is currently in discussions with some of its Lenders, preferred stock holders and certain of its Note holders regarding a restructuring of certain of its indebtedness which may involve, among other things, conversion of certain of its preferred securities and debt into equity securities of the Company.  Given the Company’s high levels of indebtedness and outstanding preferred stock that have preference over its common stock, however, the Company believes it is unlikely that more than a nominal value, if any, would be ascribed to its existing common stock after any such restructuring.

In addition to working with the Company’s financial advisor regarding a restructuring of our indebtedness and capital structure, the Company’s management is currently reviewing other alternatives, and may adopt strategies such as reducing or delaying capital investments, delaying bids on new sales or seeking to raise additional capital through debt or equity financing. However, the Company’s current credit rating limits the Company’s ability to access the debt capital markets and the recent low trading price of the Company’s common stock severely limits the Company’s ability to raise substantial capital in the equity capital markets. Among other restrictions, our Notes and the Whitebox Revolving Credit Facility also limit our ability to incur or guarantee additional debt or to grant additional liens on our assets which further limits our ability to raise additional capital through debt financing. The ability to timely raise sufficient capital may also be limited by NYSE MKT stockholder approval requirements for certain transactions involving the issuance of the Company’s common stock or securities convertible into the Company’s common stock.  These alternatives may not be successful, and the Company could face a substantial liquidity shortfall and might be required to dispose of certain assets or take other actions to meet its operating and debt service obligations.  In addition, any unforeseen unfavorable developments could have a further material adverse effect on the Company’s liquidity and financial condition.

If we cannot meet the NYSE MKT’s continued listing requirements, the NYSE MKT may delist our common stock, which would have an adverse impact on the trading volume, liquidity and market price of our common stock.

Our common stock is currently listed on the NYSE MKT. On October 23, 2012, we received a notice from the Exchange, informing us that we did not meet certain of the continued listing standards of the Exchange. Specifically, the notice stated that we were not in compliance with Section 1003(a)(i) of the Exchange’s Company Guide, with stockholders’ equity of less than $2,000,000 and net losses in two of our three most recent fiscal years; Section 1003(a)(ii) of the Exchange’s Company Guide, with stockholders’ equity of less than $4,000,000 and net losses in three of our four most recent fiscal years; and Section 1003(a)(iii) of the Exchange’s Company Guide, with stockholders’ equity of less than $6,000,000 and net losses in five of our most recent fiscal years. The notice also stated that in order to maintain our listing, we must submit a plan of compliance to the Exchange by November 23, 2012 that addresses how we intend to regain compliance with Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iii) of the Exchange’s Company Guide by April 23, 2014. We are currently evaluating whether we will be in a position to submit such a plan to the Exchange. If we do not submit a plan to the Exchange or if the plan is not accepted by the Exchange, the Exchange will initiate delisting proceedings.  A delisting of our common stock could have material adverse consequences for us since it would likely result in a decline in trading volume, liquidity and market price for our common stock and further impair our ability to raise equity financing in the future.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description
3.1

Certificate of Amendment of Certificate of Incorporation of Geokinetics, Inc., dated September 28, 2012 (incorporated by reference from Exhibit 3.1 to Form 8-K filed on October 4, 2012 (file no. 001-33460)).

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

GEOKINETICS INC.

Date: November 8, 2012	/s/ RICHARD F. MILES Richard F. Miles Chief Executive Officer (Authorized Officer)

Date: November 8, 2012	/s/ GARY L. PITTMAN Gary L. Pittman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 8, 2012	/s/ DIANA S. MOORE Diana S. Moore Vice President and Chief Accounting Officer (Principal Accounting Officer)