Form 10-K
period 2012-12-31
GEOKINETICS INC
filed 2013-03-28
CIK 314606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2012

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Aggregate market value of the common stock held by non-affiliates of the registrant as of June 29, 2012, computed by reference to the closing sale price of the registrant’s common stock on the NYSE MKT on such date: $3.3 million.  For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates.  Such a determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

Common Stock, par value $0.01 per share. Shares outstanding on March 12, 2013: 19,690,642 shares

GEOKINETICS INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED December 31, 2012

Glossary of Certain Defined Terms
Cautionary Statement Regarding Forward-Looking Statements

Glossary of Certain Defined Terms:

2002 Plan	2002 Stock Awards Plan
2007 Plan	2007 Stock Awards Plan
2010 Plan	2010 Stock Awards Plan
2D	Two-dimensional
3D	Three-dimensional
4D	Four-dimensional
ASC	Accounting Standards Codification
ASU	Accounting Standard Update
Avista	Avista Capital Partners, L.P. and Avista Capital Partners (Offshore), L.P.
Bankruptcy Court	United States Bankruptcy Court for the District of Delaware having jurisdiction over the Chapter 11 cases or any other court having jurisdiction over the Chapter 11 cases
Backstop DIP Lenders	ASOF II Investments, LLC, American Securities Opportunities Fund, LP, American Securities Opportunities Fund (B), L.P., ECF Value Fund, L.P., and ECF Value Fund International, Ltd.
Company	Geokinetics Inc., collectively with its subsidiaries
Debtors
The companies that filed petitions for relief under Chapter 11 of the U.S. Code. Collectively, Geokinetics Inc., Geokinetics Holdings USA, Inc., Geokinetics Services Corp., Geokinetics Processing, Inc., Geokinetics Acquisition Company, Geokinetics USA, Inc., Geokinetics Intl Holdings, Inc., Geokinetics Management, Inc., Geokinetics International, Inc., and Advanced Seismic Technology, Inc.

DIP	Debtor-in-possession
DIP Facility
Senior Secured Debtor-In-Possession Credit Agreement, dated as of March 13, 2013, among the Company, as parent, Holdings, as borrower, Cantor Fitzgerald Securities, as administrative agent and collateral agent, and the Backstop DIP Lenders.

EBITDA	Earnings before interest, taxes, depreciation and amortization
EPA	U.S. Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
Exit Facility	Exit financing under the reorganized Company
FASB	Financial Accounting Standards Board
Forbearance Agreement and Amendment No. 5	Agreement / Amendment entered into with the Whitebox Revolving Credit Facility lenders on May 24, 2011
FCPA	Foreign Corrupt Practices Act
GAAP	United States generally accepted accounting principles
Geokinetics	Geokinetics Inc., collectively with its subsidiaries
GHGs	Carbon dioxide, methane, and other greenhouse gases
Holdings	Geokinetics Holdings USA, Inc., a wholly owned subsidiary of the Company
IASB	International Accounting Standards Board
Lenders
Lenders party to the Whitebox Revolving Credit Facility, from time to time, and their respective successors, as permitted thereunder. References to “Lenders” include the original lenders party to the Forbearance Agreement and Amendment No. 5, as applicable

Levant	Levant America, S.A.
LIBOR	London InterBank Offered Rate
Multi-client	Multi-client seismic data acquisition and seismic data library business
NOCs	National oil companies
NYSE MKT	NYSE MKT LLC
Notes	Holdings' 9.75% Senior Secured Notes issued in December 2009, due December 2014
NYDEC	New York Department of Environmental Conservation
OBC	Ocean bottom cable
OTCBB or OTCQB	Over the Counter Bulletin Board or OTC Markets Group OTCQB

PGS	Petroleum Geo-Services ASA
PGS Onshore	Certain entities and assets formerly comprising PGS’s worldwide onshore seismic data acquisition and multi-client seismic data acquisition business
Plan	Proposed Joint Plan of Reorganization under Chapter 11 of the U.S. Code of the Debtors
PSD	Prevention of Significant Deterioration
QHSE	Quality, Health, Safety and Environmental
RBC	Royal Bank of Canada
RBC Revolving Credit Facility	Revolving credit and letters of credit entered into on February 10, 2010 with a group of lenders led by RBC, as amended on June 30, 2010, October 1, 2010, December 13, 2010 and April 1, 2011
RSA
Restructuring Support Agreement dated January 15, 2013, by and among the Debtors, American Securities Opportunities Advisors, LLC, Gates Capital Management, Inc. and other parties thereto, as beneficial owners of, or advisors, nominees or investment managers for beneficial owners, of the Notes, and Avista, as amended by Amendment One on February 4, 2013 and Amendment Two on March 5, 2013.

SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SEI	Seismic Exchange, Inc.
UK Bribery Act	UK Bribery Act of 2010
U.S. Code	Title 11 of the United States Bankruptcy Code, as amended from time to time, as applicable to the Chapter 11 cases
Whitebox Advisors	Whitebox Advisors LLC, as administrative agent for the lenders under the Whitebox Revolving Credit Facility
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

We have made in this report, and may from time to time otherwise make in other public filings, press releases and discussions with our management, forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act concerning our operations, economic performance and financial condition.  These forward-looking statements are often accompanied by words such as “believe,” “should,” “anticipate,” “plan,” “continue,” “expect,” “potential,” “scheduled,” “estimate,” “project,” “intend,” “seek,” “goal,” “may” and similar expressions.  These statements include, without limitation, statements about the Chapter 11 cases, our ability to meet our short-term liquidity needs, our market opportunity, our growth strategy, competition, expected activities, future acquisitions and investments, and the adequacy of our available cash resources.  We urge you to read these statements carefully and caution you that matters subject to forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business.  For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.  Our actual results in future periods may differ materially from those projected or contemplated within the forward-looking statements as a result of, but not limited to, the following factors:

•	the magnitude of the potential adverse impacts of the filing of the Chapter 11 cases on the Company's businesses, financial condition, or results of operations;

•
the Company's ability to obtain approval of the Bankruptcy Court with respect to motions in the Chapter 11 cases prosecuted from time to time and to develop, prosecute, confirm, and consummate one or more plans of reorganization with respect to the Chapter 11 cases and to consummate all of the transactions contemplated by one or more such plans or upon which consummation of such plans may be conditioned;

•	the timing of confirmation and consummation of one or more plans of reorganization in accordance with its terms;

•	the anticipated future performance of the reorganized Company;

•	general economic conditions in the markets in which the Company operates, including changes in interest rates or currency exchange rates;

•	a decline in capital expenditures by oil and gas exploration and production companies;

•	the Company' ability to convert backlog into revenues and realize higher margins and improved cash flows;

•	market developments affecting, and other changes in, the demand for seismic data and related services;

•	the timing and extent of changes in the price of oil and gas;

•	the Company's future capital requirements and availability of financing on satisfactory terms;

•	availability or increases in the price of seismic equipment;

•	availability of crew personnel and technical personnel;

•	the Company's competition;

•	technological obsolescence of the Company's seismic data acquisition equipment;

•	the condition of the capital markets generally, which will be affected by interest rates, foreign currency fluctuations, and general economic conditions;

•	the effects of weather or other events that delay the Company's operations;

•	cost and other effects of uncertainties inherent in legal proceedings, settlements, investigations, and claims, including liabilities which may not be covered by indemnity or insurance;

•	governmental regulation;

•	the political and economic climate in the foreign or domestic jurisdictions in which the Company conduct business, including civil unrest, wars, regime changes, and strikes;

•	the financial condition of the Company's service providers; and

•	other risks described herein and from time to time in the Company's SEC filings.

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

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed with or furnished to the SEC are available free of charge through our Internet Website, http://www.geokinetics.com, as soon as reasonably practical after we have electronically filed such material with, or furnished it to, the SEC.  Other information contained on our Internet Website is available for informational purposes only and should not be relied upon for investment purposes nor is it incorporated by reference in this Annual Report on Form 10-K.  In addition, the SEC maintains an Internet Website containing reports, proxy and information statements, and other information filed electronically at www.sec.gov.  You may also read and copy this information, for a copying fee, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  Please call the SEC at 1-800-SEC-0330 to obtain information on the operation of the Public Reference Room. The Company intends to deregister under the Exchange Act and to suspend its SEC reporting obligations after this Annual Report on Form 10-K is filed with the SEC.

PART I

Beginning in 2011 and continuing into 2012, we incurred operating losses primarily due to delays in project commencements, low asset utilization, idle crew costs, and the Mexico liftboat incident, which resulted in serious concerns about our liquidity. Our financial position continued to deteriorate in the third quarter of 2012. With the assistance of our legal and financial advisors, during the fourth quarter of 2012, we entered into discussions with the Lenders, certain holders of the Notes and certain holders of our preferred stock regarding the restructuring of our balance sheet.
As a result of these discussions, the Debtors entered into the RSA with holders of more than 70% in aggregate principal amount of the Notes and the largest holders of our preferred stock pursuant to which the Debtors agreed to implement a financial restructuring of the Company and its domestic subsidiaries and the other parties agreed to support and vote for either a pre-negotiated or pre-packaged plan of reorganization in accordance with the terms and conditions of the agreement. We commenced a solicitation of acceptances of the Plan on February 7, 2013 and the Plan was approved by the classes entitled to vote on the Plan, which represented the requisite majority of our stakeholders. On March 10, 2013, the Debtors filed voluntary petitions for relief under Chapter 11 of Title 11 of the U.S. Code in the Bankruptcy Court. The pre-packaged Plan remains subject to the approval of the Bankruptcy Court. During the pendency of the bankruptcy proceedings, we plan to continue to operate our businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the U.S. Code and orders of the Bankruptcy Court.
The information include in this Annual Report on Form 10-K should be read and evaluated in this context. See Item 1A, “Risk Factors” for additional information.

Item 1.	Business

Our Business

Our Company is a Delaware corporation incorporated on January 31, 1980.  We are a full-service, global provider of seismic data acquisition, processing and integrated reservoir geosciences services to the oil and natural gas industry.  We also provide clients access, via licenses, to our multi-client seismic data library.  As an industry leader in land, transition zone and shallow water (down to 500 feet water depths) OBC environments, we have the capacity to operate up to twenty-two seismic crews with approximately 200,000 channels of seismic data acquisition equipment worldwide and the ability to process seismic data collected throughout the world.  Crew count, configuration and location can change depending upon industry demand and requirements.

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

For the years ended December 31, 2012, 2011 and 2010, we generated total revenues of $595.8 million, $763.7 million and $558.1 million, respectively.

Business Segments

We are currently organized into two reportable segments: seismic data acquisition and seismic data processing and integrated reservoir geosciences services.  We further break down our seismic data acquisition segment into three reporting units: North America proprietary seismic data acquisition, international proprietary seismic data acquisition and our multi-client seismic data acquisition business.  For the fiscal years ended December 31, 2012, 2011 and 2010, our North America proprietary seismic data acquisition services represented 20%, 22%, and 23%, international proprietary seismic data acquisition services represented 64%, 60%, and 62%, our multi-client seismic data acquisition business represented 14%, 16%, and 13% and our seismic data processing and integrated reservoir geosciences services represented 2%, 2%, and 2% of total revenues, respectively.  For 2013, we continue to expect international proprietary seismic data acquisition revenues to provide the majority of total revenues.

Seismic Data Acquisition Services

We engage in seismic data acquisition services in land, transition zone and shallow water environments on a contract basis.  We acquire and process data under two basic business models: proprietary and multi-client.  Under the proprietary model, customers will typically bid or tender an acquisition and processing project and then award it based on factors such as price, safety record and crew availability.  When contracting proprietary services, clients are ultimately responsible to choose or approve the parameters of the project such as survey design and processing sequence and we act on behalf and at the direction of our customer.  Under the proprietary acquisition services, our customers own the field and the data processing products we deliver.  Under the multi-client model, we perform the acquisition, processing and interpretation services based on our own parameters.  We own the product and we license the data to our customers under the terms and conditions of a data use agreement.  In most circumstances, prior to collecting and processing such data, we license the rights on a non-exclusive basis to one or more customers, also known as pre-funding.  We then license the same data to other companies to generate additional revenues, referred to as “late sales”.  Multi-client projects have pre-funding levels of generally 80% of the estimated cash expenses.

Our equipment is capable of collecting 2D, 3D, time-lapse 4D and multi-component seismic data.  We own approximately 200,000 channels of seismic data acquisition equipment that can be configured to operate up to twenty-two crews worldwide.  Most of our seismic data acquisition services involve 3D surveys.  The crews are scalable and specially configured for each project; the number of individuals on each crew is dependent upon the size and nature of the seismic survey requested by the customer.

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

For the years ended December 31, 2012, 2011 and 2010, seismic data acquisition services generated revenues of $586.7 million, $755.1 million and $549.1 million, respectively.  Of these revenues, for the year ended December 31, 2012, international proprietary seismic data acquisition operations accounted for 65%, North America proprietary seismic data acquisition operations accounted for 21% and multi-client seismic data acquisition operations accounted for 14%.

Seismic Data Processing and Integrated Reservoir Geosciences Services

We provide a full suite of onshore and offshore proprietary seismic data processing and integrated reservoir geosciences solutions to complement our seismic data acquisition services.  Seismic data are processed to produce an accurate image of the earth’s subsurface using proprietary computer software and internally developed technologies.  Our seismic data processing and integrated reservoir geosciences activities are primarily undertaken at our centers in Houston, Texas and London, England, with operations at satellite in-field processing locations in Mexico and Angola in support of our acquisition activities.  Advanced signal processing of 2D, 3D, time-lapse 4D and multi-component seismic data acquired by us, other industry contractors, as well as reprocessing of previously acquired legacy data, provides oil and gas industry clients with detailed subsurface information essential to reducing risk in their exploration and production activities.  We also offer our clients integrated reservoir services where our experts can combine the power of seismic, geologic, well and petrophysical information to provide detailed information of rock lithologies and fluid content at the reservoir level.  This integration of all sources of subsurface information has become particularly critical with the emergence of so-called resource, or shale, plays in North America and internationally since, in these plays, gross structural information is much less important than understanding physical rock properties such as fracture characterization and stress relationships at the reservoir formation level.

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

Our Strengths

Leading provider with a balanced global market presence.  Our global diversity and exposure to both oil and natural gas exploration opportunities provide us with a balanced market presence, which increases new contract opportunities while reducing our sensitivity to individual markets and commodity price volatility.  We have the equipment and trained personnel to deploy up to 22 seismic crews throughout the world.  Our size and operating capability allow for improved crew and equipment utilization and the ability to service our customers across the globe.  Our long operating history and reputation for quality service encourages customers to continue to select us as their provider of seismic data acquisition services.

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

Strong relationships with a globally diversified customer base.  We have strong, long-standing relationships with a diverse customer base and have experience working in over thirty countries.  We have been providing seismic data acquisition services to the petroleum industry for over sixty years.  Our global operating capability and sizable crew count allow us to leverage relationships with our customers and increase revenues by providing services throughout the world and tailoring crew size, count, configuration and location to meet industry demands and requirements.  Our customer base is diversified and we are not dependent on any one customer.  For the year ended December 31, 2012, two customers accounted for 29% and 11% of our total revenues. No other customers accounted for more than 10% of our total revenues.

Multi-client seismic data library.  As of December 31, 2012, the library consists of approximately 7,000 square miles of 3D data and 2,200 linear miles of 2D data.  We have plans to acquire approximately 1,200 square miles of 3D data and additional forecasted program which we expect to record during 2013.  We believe there continues to be significant opportunities in North America, specifically in liquids rich unconventional resource plays, for the continued expansion of our multi-client seismic data library business.  We also believe there to be opportunities in international markets. As we grow our multi-client seismic data library, we plan to continue to secure a significant portion of prefunded sales prior to commencing any multi-client project.

Highly experienced management team.  We draw on the global experience of our management team to maintain our market position and strong customer relationships.  Our senior executive management team has many years of relevant industry experience in the seismic services sector with a demonstrated track record.

Our Strategy

Enhance asset utilization and operating efficiency.  During 2012 and the first quarter of 2013, we have more narrowly focused our land acquisition assets in countries with mature hydrocarbon basins which we believe will provide long term stable work with improved margins.  Within these concentrated land markets we can operate multiple crews with higher utilization of resources and improved overall returns.  We continue to market and operate our more mobile transition zone and shallow water OBC assets in a larger market as this sub-sector has less competition than the land market.

Maintain focus and specialization in profitable, high-potential markets.  To maximize profitability, we will continue to target our margin growth in areas in which we believe we have a competitive advantage, such as transition zones, shallow water (down to 500 feet water depths) OBC and complex land environments.

Make strategic investments in our multi-client seismic data library.  We believe that opportunities exist for us to continue to build and expand our multi-client seismic data library in areas that will provide a high likelihood for future revenues.  We will continue to acquire multi-client seismic data by either using a joint venture partner when deemed prudent or on our own, with a particular near-term focus on liquid rich unconventional resource plays in the United States.

Provide a broad range of services.  We believe there are significant global opportunities in providing customers a broad range of seismic data services, from acquisition and processing to interpretation and management, and partnering with oil and gas exploration and production companies for multi-client projects.  Customers are increasingly seeking integrated solutions to better evaluate known oil and gas deposits and improve the amount of recoverable hydrocarbons.  Given our size and technological capabilities, we believe we have the infrastructure to expand on these multiple service offerings that add value and efficiency for our customers.

Seasonal Seismic Recording Channel Demand and Overcapacity.  To complement our owned channel capacity for seasonal and project overcapacity demand, we lease up to 10% of additional channels or seismic data acquisition equipment on a short term basis.

Industry Overview

Seismic surveys enable oil and gas companies to determine whether subsurface conditions are favorable for finding oil and natural gas accumulations and to determine the size and structure of previously identified oil and natural gas deposits. Seismic surveys consist of the acquisition and processing of 2D, 3D, time-lapse 4D, and multicomponent seismic data, which is used to produce computer-generated, graphic cross-sections, maps, and 3D images of the subsurface. These resulting images are then analyzed and interpreted by geophysicists and used by oil and gas companies to assist in acquiring prospective oil and natural gas drilling rights, select drilling locations on exploratory prospects, and manage and develop producing reservoirs.

Seismic data is acquired by crews operating on land and in transition zone and marine environments. Seismic data is generated by the propagation of sound waves near the earth’s surface by controlled energy sources, such as dynamite or vibration equipment. The waves radiate into the earth and are reflected back to the surface and collected by data collection devices known in the industry as “geophones”. Multiple geophones are strategically positioned, according to client requirements, and connected as a single recording channel or as multi-component recording channels to acquire data. For ocean bottom cable operations, an assembly of vertically oriented geophones and hydrophones connected by electrical wires typically is deployed on the sea floor to record and relay data to a seismic recording vessel. Such systems were originally introduced to enable surveying in areas of obstructions (such as production platforms) or shallow water inaccessible to ships towing seismic streamers (submerged cables). The data is subsequently processed by experienced and highly technically skilled geoscientists using advanced computing systems running proprietary software designed specifically to enhance the recorded signal by attenuating, to improve resolution and to produce an accurate image of the subsurface geological features. 3D seismic surveys collect far more information and generate significantly greater detail of the underlying reservoirs than 2D surveys.

The overall demand for seismic data and related seismic services is dependent upon spending by oil and gas companies for exploration, production, development, and field management activities, which, in turn, is driven largely by present and expected future prices for oil and natural gas and the need to replenish drilling prospects and reserves. This is impacted by supply and demand, global and local events, as well as political, economic, and environmental considerations.

Demand for seismic data acquisition in North America is particularly driven by natural gas prices, with international demand typically driven by oil prices. The overall demand for seismic data and related seismic services is dependent upon spending by oil and gas companies for exploration, production, development, and field management activities, which, in turn, is driven largely by present and expected future prices for oil and natural gas and the need to replenish drilling prospects and reserves. This is impacted by supply and demand, global and local events, as well as political, economic, and environmental considerations. Demand for seismic data acquisition in North America has been primarily driven by natural gas prices, with international demand typically driven by oil prices.

 Global energy demand growth.  We believe that long-term, overall global demand for energy will increase which will result in increased demand from oil and gas companies for seismic services.

Recent civil unrest in several of our markets.  Several governments in oil producing regions in North Africa and the Middle East have recently experienced civil unrest. Prior to the fourth quarter of 2011, we actively conducted business and had equipment in several of these countries, including Libya, Tunisia, Algeria, and Egypt. This civil unrest, and the imposition of sanctions on some of these regimes by the United States in connection with the civil unrest, made the conduct of our business in these locations more difficult, and in some cases impossible, and led to the inability to utilize our equipment and the loss of business opportunities.

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

Competition and Marketing

The acquisition and processing of seismic data for the oil and natural gas industry are highly competitive businesses. With low barriers to entry, we compete with various smaller local competitors in the various 42 markets in which we operate. Competition is based on the type and capability of equipment used to conduct seismic surveys and the availability of such equipment. In addition to these factors, price, experience, availability, technological expertise, reputation for dependability, and crew safety significantly affect a potential customer’s decision to award a contract to us or one of our competitors. In addition, in the international markets in which we operate, we compete with various smaller local competitors.

Our seismic data acquisition services and seismic data processing and integrated reservoir geosciences services are marketed from various offices around the world. We currently maintain offices in North America, Latin America, Europe, Africa, and Asia Pacific, including our corporate headquarters in Houston, Texas, from which we market and/or perform services.

Seismic data acquisition services and seismic data processing and integrated reservoir geosciences services contracts are obtained either through competitive bidding in response to invitations to bid, or by direct negotiation with a prospective customer. A significant portion of our contracts result from competitive bidding. Contracts are awarded primarily on the basis of price, experience, availability, technological expertise, and reputation for dependability and safety.

Our regional personnel communicate directly with existing and target customers during the bid preparation process. With the involvement and review of senior management in our corporate headquarters, bids are prepared by knowledgeable regional operations managers who understand their respective markets, customers, and operating conditions. Furthermore, the regional personnel are able to convey the superior technical services we provide and communicate the advantages of providing seismic data processing and interpretive services in conjunction with seismic data acquisition. Most of our revenue is generated through repeat customer sales and new sales to customers referred by our existing and past customers.

Customers

For the year ended December 31, 2012, our top ten customers represented 69% of our consolidated revenue.  Our two largest customers in 2012 accounted for 29% and 10.8% of total revenue.  No other customer accounted for more than 10% of our total revenues. Because of the nature of our contracts and customers’ projects, our largest customers can change from year to year and the largest customers in any year may not be indicative of the largest customers in any subsequent year.

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

Our QHSE department is generally responsible for our meeting and remaining in compliance with certain regulatory requirements.  We have QHSE Advisors who maintain and administer these programs for our field personnel.  The costs of acquiring permits and remaining in compliance with environmental laws and regulations, title research, environmental studies, archeological surveys and cultured resource surveys are generally borne by our customers.

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

Employees

At December 31, 2012, we had approximately 5,695 full time equivalent employees.  Some of our employees are a party to collective bargaining agreements in certain international locations.  We consider relations with our employees to be satisfactory.

Capital Expenditures

Subject to our liquidity limitations and the execution of the Plan, we plan investments in 2013 to be primarily on expenditures to extend the useful life of equipment and facilities for our seismic data acquisition segment with a smaller portion targeted towards acquiring new equipment for our seismic data processing and integrated reservoir geoscience segments.

Voluntary Reorganization under Chapter 11

On January 15, 2013, the Debtors entered into a restructuring support agreement with holders of more than 70% in aggregate principal amount of the Notes and the largest holder of our preferred stock. Under the terms of the RSA, the Debtors agreed to implement a financial restructuring of the Company and its domestic subsidiaries and the other parties agreed to support and vote for either a pre-negotiated or pre-packaged plan of reorganization in accordance with the terms and conditions of the agreement. The Plan provides for the exchange of the Notes for a newly issued common stock representing 100% of the issued and outstanding common stock of the reorganized Company (subject to dilution from a management incentive plan and the satisfaction of borrowings under the DIP Facility in common stock of the reorganized Company described below), the repayment of the Whitebox Revolving Credit Facility in full, the payment in full of unsecured creditors, including trade vendors, either at the conclusion of the Chapter 11 case or in the ordinary course of business, and a $6 million cash payment to certain of our preferred stockholders.  Our existing common stock will not receive a distribution and all existing equity interests will be cancelled without consideration.

The reorganization is not expected to have a material impact on our operations and we are seeking to pay unsecured trade and other creditors in full either in the ordinary course of business or at the conclusion of the Chapter 11 case.

A special committee of our Board of Directors unanimously approved entering into the RSA. The parties' commitment under the RSA and the completion of the transactions contemplated by the RSA are subject to a number of closing conditions, termination rights and approvals, including the achievement of certain milestones in the Chapter 11 process by the deadlines specified in the RSA.

We commenced a solicitation of acceptances of the Plan on February 7, 2013 and the Plan was approved by the classes entitled to vote on the Plan, which represented the requisite majority of our stakeholders. On March 10, 2013, we filed voluntary petitions for relief under Chapter 11 of Title 11 of the U.S. Code in the Bankruptcy Court. The Plan remains subject to the approval of the Bankruptcy Court.

We entered into the DIP Facility with the Backstop DIP Lenders on March 13, 2013. The DIP Facility, which provides for term loans of up to $25 million, will be used for general corporate purposes and working capital needs in accordance with a budget approved by the Backstop DIP Lenders and to satisfy the costs associated with the restructuring. All borrowings under the DIP Facility are to be satisfied in common stock of the reorganized Company under the terms of the Plan or repaid on the earlier of (i) the date that is four months after the effective date of the DIP Facility, (ii) the date the obligations are accelerated pursuant to the terms of the DIP Facility and (iii) the effective date of a Chapter 11 plan.
During the pendency of the bankruptcy proceedings, we plan to continue to operate our businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the U.S. Code and orders of the Bankruptcy Court. We are seeking to emerge from bankruptcy early in the second quarter of 2013. We expect to enter into an Exit Facility in connection with the consummation of the reorganization to provide us with liquidity for operations after the restructuring.
Events Leading to Proposed Restructuring

The following is a general description of factors that ultimately led us to enter into a restructuring plan to restructure our liabilities and maximize recoveries to holders of claims and interests. We incurred operating losses primarily due to delays in project commencements, low asset utilization, idle crew costs, and the Mexico liftboat incident, which resulted in serious concerns about our liquidity beginning in 2011 and continuing into 2012. In 2011, we began working with a financial advisor regarding a possible right-sizing of our capital structure, and we began focusing on improving liquidity by giving priority to generating cash flows while maintaining long-term commitments to providing high quality seismic data acquisition services. These actions included:

•	the May 31, 2012 appointment of David Crowley as the President and Chief Operating Officer and his subsequent appointment as Chief Executive Officer on November 9, 2012;

•	an increased focus on cost reductions;

•	the rationalization of operating locations resulting in the decision to close some of the Company's Africa and Middle East regional offices and operations;

•	the identification of additional assets for potential sale, including the sale of certain North American seismic data described below;

•	the centralization of bidding and management service processes to provide a higher level of control over costs; and

•
a focus on bidding for seismic acquisition services with consideration of required capital expenditures for additional equipment given the restrictions in cash required for bid or posting of performance or bid bonds.

In furtherance of the above, on March 31, 2012, we sold certain North American seismic data to SEI for $10 million in cash. The data sold included 4,751 miles of 3D data and 644 linear miles of 2D data. In connection with this sale, we retained the right to receive 75% of the new revenues generated and collected on this seismic data until the earlier of such time as we receive $2.0 million or March 7, 2017. If we receive $2.0 million prior to March 7, 2017, then we will thereafter receive 50% of the net revenues generated from the applicable seismic data until March 7, 2017. We have recognized $2.0 million for our portion during the period ended December 31, 2012.

Our financial position continued to deteriorate during the third quarter of 2012. Consequently, with the assistance of our legal and financial advisors, during the fourth quarter of 2012, we entered into discussions with the Lenders, certain holders of the Notes, and certain holders of our preferred stock regarding the restructuring of the Debtors' balance sheet. The parties were initially unable to reach an agreement regarding a consensual restructuring, and a confidentiality agreement terminated on or about December 14, 2012.

On December 17, 2012, we announced that we had elected not to make the approximately $14.6 million interest payment on the Notes that was due on December 15, 2012 and to operate under the 30-day grace period provided for in the Notes Indenture. To avoid contested and lengthy Chapter 11 cases, we utilized the 30-day grace period to continue negotiations with our stakeholders and prepare for an in-court restructuring, which focused on a balance sheet restructuring designed to minimize the impact on operations.

As a result, on January 15, 2013, we entered into the RSA with these Noteholders and preferred stockholders. Under the terms of the RSA , we agreed to implement a financial restructuring of the Debtors, and the other parties to the RSA agreed to support and vote for either a pre-packaged or pre-negotiated plan of reorganization in accordance with the terms and conditions of the agreement. The Plan reflects the agreements reached in connection with the RSA.

Summary of the Plan

The Plan provides that we will (i) repay $50 million in loans plus accrued interest outstanding under the Whitebox Revolving Credit Facility from the proceeds of an Exit Facility, (ii) exchange the Notes for a newly issued common stock representing 100% of the issued and outstanding common stock of the reorganized Company (subject to dilution from a management incentive plan and the satisfaction of borrowings under the DIP Facility in common stock of the reorganized Company), (iii) pay general unsecured claims in full either at the conclusion of the Chapter 11 cases or in the ordinary course of business, and (iv) make a $6 million cash payment to the holders of our Series B-1 and Series C-1 preferred stock and cancel all of the preferred stock. The existing holders of our Series D preferred stock and the common stock will not receive any distributions and their equity interests will be cancelled without consideration. The terms and conditions of the management incentive plan are expected to be determined after we emerge from Chapter 11.

The Plan represents a settlement and consensual arrangement among the Debtors’ significant creditor and equity constituencies. Based on the valuation analysis prepared by the Debtors with the assistance of its advisors, the value of the Debtors is not sufficient to provide a full recovery to the holders of Notes. The Debtors have determined that the value of the new common stock that will be distributed on account of the Note claims is approximately $224 million prior to any dilution from the DIP equity distribution, while the aggregate amount of the Notes outstanding is $300 million in principal, plus accrued and unpaid interest. Further, the Debtors concluded that in order to preserve and protect the Debtors’ present and future operations, it is critical that trade creditors, vendors, suppliers and customers are unimpaired by and experience minimal interruption during the Chapter 11 case. Therefore, the RSA and the proposed Plan provides for trade and other unsecured claims to be unimpaired and for the holders of our Series B-1 and Series C-1 preferred stock to receive a $6 million cash payment.

Delisting from the NYSE MKT
Our common stock was previously listed on the NYSE MKT (formerly the NYSE AMEX) under the trading symbol “GOK.” The NYSE MKT placed a trading halt on our common stock beginning on December 17, 2012 and subsequently suspended our listing before the opening of the market on December 27, 2012. On December 27, 2012, the OTCQB market operated by OTC Markets Group, Inc. (www.otcmarkets.com) and the OTC Bulletin Board (www.otcbb.com) began quoting our common stock under the symbol “GEOK.” We intend to deregister under the Exchange Act and to suspend our SEC reporting obligations after this Annual Report on Form 10-K is filed with the SEC.
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

Risks Relating to Our Bankruptcy Proceedings

There are risks and uncertainties associated with the Chapter 11 cases.

Although we believe that the Chapter 11 cases will be of short duration and will not be materially disruptive to our business, we cannot be certain that this will be the case. The Plan is designed to minimize the length of the bankruptcy proceeding; however, it is impossible to predict with certainty the amount of time that we may spend in bankruptcy or to assure that the Plan will be confirmed.

Even if the Plan is confirmed on a timely basis, for the duration of the Chapter 11 cases, our ability to execute our business strategy will be subject to the risks and uncertainties associated with bankruptcy. These risks include:

•	our ability to obtain approval of the Bankruptcy Court with respect to motions filed in the Chapter 11 cases from time to time;

•	our ability to maintain contracts that are critical to our operations;

•	our ability to fund and execute our business plan; and

•	our ability to obtain Bankruptcy Court approval for, and then to consummate, the Plan and emerge from bankruptcy.

We will also be subject to risks and uncertainties with respect to the actions and decisions of the creditors and other third parties who have interests in the Chapter 11 cases that may be inconsistent with our restructuring and business goals.

These risks and uncertainties could affect our business in various ways. For example, negative events or publicity associated with the Chapter 11 cases could adversely affect our operations and financial condition. In addition, pursuant to the U.S. Code, we need approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with the Chapter 11 cases, we cannot predict or quantify the ultimate impact that events occurring during the reorganization process will have on our business, financial condition, and results of operations.

Upon filing the Chapter 11 cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtor-in-possession, and subject to approval of the Bankruptcy Court, or otherwise as permitted in the normal course of business or by Bankruptcy Court order, we may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, the Plan could materially change the amounts and classifications of assets and liabilities reported in the historical consolidated financial statements.

We will have indebtedness upon emergence.

On the projected effective date of the Plan, after giving effect to the transactions contemplated by the Plan, we expect that the reorganized Company will, on a consolidated basis, have an estimated $60 to $75 million in secured indebtedness and up to approximately $114 million in unsecured liabilities (including projected accounts payable and accrued liabilities) of which approximately $86 million relate to the Debtors. The total amount of the unsecured indebtedness will be a function of the total amount of ordinary course trade debt not due and owing on the effective date and of unsecured claims allowed against the Company in the Chapter 11 cases, including, without limitation, disputed claims.

The reorganized Company’s indebtedness could have important consequences because:

•
a portion of the reorganized Company’s cash flow from operations will be dedicated to debt service and will be unavailable to support operations, working capital, capital expenditures, expansion, acquisitions, or general corporate or other purposes;

•	the reorganized Company’s ability to obtain additional financing in the future may be limited;

•	the reorganized Company’s flexibility in planning for, or reacting to, changes in its business may be limited; and

•	it may make the reorganized Company more vulnerable in the event of a downturn in its business or the economy in general.

The reorganized Company’s ability to make payments on, and to refinance, its debt will depend on its ability to generate cash in the future. This, to a certain extent, is subject to general economic, business, financial, competitive, legislative, regulatory, and other factors that are beyond the control of the reorganized Company.

There can be no assurance that the reorganized Company will be able to generate sufficient cash flow from operations or that sufficient future borrowings will be available to pay off the reorganized Company's debt obligations. The reorganized Company may need to refinance all or a portion of its debt on or before maturity; however, there can be no assurance that the reorganized Company will be able to refinance any of its debt on commercially reasonable terms or at all.

We may require funding after emergence.

The seismic data acquisition services industry is capital intensive and sources of cash to finance our capital expenditures may not always be available. If financing is not available, our results of operations will be negatively affected. Seismic data acquisition equipment is continually being improved with new technology. In order to remain competitive, we must continue to invest additional capital to maintain, upgrade, and expand our seismic data acquisition capabilities. Seismic data acquisition equipment is expensive, and our ability to operate and expand their business operations is dependent upon the availability of internally generated cash flow and financing alternatives. While we believe the Exit Facility will be sufficient to fund post-restructuring operations of the reorganized Company in the near term, there can be no assurance that we will be successful in obtaining sufficient additional capital to upgrade and expand their current operations through cash from operations or additional financing or other transactions, if and when required, on acceptable terms. Due to the uncertainties surrounding the changing market for seismic services, increases in capital and technological requirements, and other matters associated with operations, we are unable to estimate the amount or terms of any financing that we may need to acquire, upgrade, and maintain seismic equipment. If we are unable to obtain such financing, if and when needed, we may be forced to curtail business objectives and to finance our business activities with only such internally generated funds as may then be available.

Risks Related to our Common Stock
Trading in our securities during the pendency of bankruptcy proceedings is extremely speculative and poses substantial risks. If the Plan is confirmed as currently contemplated, all shares of our existing common stock will be cancelled without consideration, and therefore no longer tradeable, and holders of such shares would not be entitled receive any distributions, interest or other property for their shares.

Trading in securities of an issuer facing bankruptcy proceedings is extremely speculative and there is a very significant risk that investors will lose their entire investment. With respect to the Company, if the Plan is confirmed as currently contemplated, all of the existing shares our common stock would be cancelled without consideration and the holders of such shares would not be entitled to receive any distributions, interest or other property, rendering such shares worthless. In the event the Plan is not confirmed for any reason, we cannot predict how much time would pass before we could file an alternative plan of reorganization or how such a plan would affect the Company and its security holders and there is a substantial likelihood that holders of our existing common stock would still recover nothing for their investment. Therefore, for these and other reasons, we caution and urge existing and future investors to carefully consider these and other risks with respect to investments in our common stock and other securities or claims.
Our common stock is no longer listed on a national securities exchange and is traded only in over-the-counter markets. Trading in over-the-counter markets carries substantial risks and could continue to negatively impact our stock price, volatility and liquidity.
Our common stock was previously listed on the NYSE MKT (formerly the NYSE AMEX) under the trading symbol “GOK.” The NYSE MKT placed a trading halt on our common stock beginning on December 17, 2012 after we announced our intent to restructure and subsequently suspended our listing before the opening of the market on December 27, 2012. On December 27, 2012, the OTCQB market operated by OTC Markets Group, Inc. (www.otcmarkets.com) and the OTC Bulletin Board (www.otcbb.com) began quoting our common stock under the symbol “GEOK.”
Due to various factors including the reduced number of investors, analysts and market markers, securities traded in over-the-counter markets such as the OTCQB and the OTC Bulletin Board generally have substantially less volume and liquidity than securities traded on a national securities exchange such as the NYSE MKT. As a result, holders of our common stock may face difficulty in selling their shares and prices could face additional downward pressure. Furthermore, the price of our common stock could be subject to greater volatility and could be more likely to be affected by market conditions and fluctuations, changes in our operating result, market perception of us and our business, developments regarding our restructuring, and announcements by us or other parties with an interest in our business or restructuring.
There can be no assurance that any public market for our common stock will exist in the future or that our common stock will continue to be quoted on over-the-counter markets, particularly in the event that our existing common stock is cancelled pursuant to the Plan. Additionally, we may be subject to additional compliance requirements under applicable state laws in connection with the issuance of our securities. We intend to deregister under the Exchange Act and to suspend our SEC reporting obligations after this Annual Report on Form 10-K is filed with the SEC.
Risks Related to our Operations

Our high level of fixed costs can leave us vulnerable to downturns in revenues, which can result in losses.

We are subject to high fixed costs, which primarily consist of depreciation, maintenance expenses associated with our seismic data acquisition, processing and interpretation equipment, and certain crew costs. Extended periods of significant downtime or low productivity caused by reduced demand, weather interruptions, equipment failures, permit delays, or other causes could negatively affect our operations and have a material adverse effect on their financial condition and results of operations because they will not be able to reduce fixed costs as fast as revenues decline.

Even if we successfully consummate the Plan, the reorganized Company will continue to face risks beyond our control.

Even if the Plan is consummated, the reorganized Company will continue to face a number of risks, including certain risks that are beyond our control, including changes in economic conditions, changes in the industry, legislative changes, and changes in demand for our services.

We face intense competition that could result in downward pricing pressure and the loss of market share.

Competition among seismic contractors historically has been, and likely will continue to be, intense. Competitive factors have in recent years included price, crew experience, equipment availability, technological expertise, and reputation for quality and dependability. We also face increasing competition from nationally owned companies in various international jurisdictions that operate under less significant financial constraints than those we experience. Additionally, the seismic data acquisition services business is extremely price competitive and has a history of protracted periods where seismic contractors under financial duress bid jobs below cost and therefore adversely impact industry pricing.

Competition from these and other competitors could result in downward pricing pressure and the loss of market share. We rely on a limited number of key suppliers for specific seismic services and equipment. Loss of any of these suppliers could have a material adverse effect on our businesses.

We depend on a limited number of third parties to supply us with specific seismic services and equipment. From time to time, increased demand for seismic data acquisition services has decreased the available supply of new seismic equipment, resulting in extended delivery dates on orders. Any delay in obtaining equipment could delay implementation of additional crews and restrict the productivity of existing crews, adversely affecting business and results of operations. In addition, any adverse change in the terms of our supplier arrangements could adversely affect results of operations.

Revenue may not be sufficient to cover costs of completing projects or may not result in the profit the Company anticipated when entering into the contract.

Our revenue is determined, in part, by the price we receive for services, the productivity of our crew, and the accuracy of cost estimates. The crew's productivity is partly a function of external factors, such as weather and third-party delays, over which we have no control. In addition, cost estimates for projects may be inadequate due to unknown factors associated with the work to be performed and market conditions, resulting in cost over-runs. If the crew encounters operational difficulties or delays, or if they have not correctly priced their services, results of operations may vary and may be adversely affected.

Many of our projects are performed on a turnkey basis where a defined amount and scope of work is provided for a fixed price, and additional work, which is subject to client approval, is billed separately. The revenue, cost, and gross profit realized on a turnkey contract can vary from the estimated amount because of changes in job conditions, variations in labor and equipment productivity from the original estimates, and the performance of subcontractors. Turnkey contracts may also cause us to bear substantially all of the risks of business interruption caused by weather delays and other hazards. These variations, delays, and risks inherent in billing clients at a fixed price may result in us experiencing reduced profitability or losses on projects.

Our agreements with our clients may not adequately protect us from unforeseen events or address all issues that could arise with our clients.

The occurrence of unforeseen events or disputes with clients not adequately addressed in the contracts could result in increased liability, costs, and expenses associated with any given project. We enter our master service agreements with many of our clients that allocate certain operational risks. For example, we seek to minimize the risk of delays through the inclusion of “standby rate” provisions, which provide for payment of a reduced rate to us for a limited amount of time if the weather conditions or certain other factors outside of our control prevent us from recording data. Despite the inclusion of risk allocation provisions in these agreements, our operations may be affected by a number of events that are unforeseen or not within our control. We cannot assure that such agreements will adequately protect us from each possible event. If an event occurs that we have not contemplated or otherwise addressed in an agreement, we, and not the client, will likely bear the increased cost or liability. To the extent that agreements do not adequately address these and other issues, or if we are not able to successfully resolve resulting disputes, we may incur increased liability, costs, and expenses.

We may be held liable for the actions of subcontractors.

We often work as the general contractor on seismic data acquisition surveys and consequently engage a number of subcontractors to perform services and provide products. While we obtain contractual indemnification and insurance covering the acts of these subcontractors and require the subcontractors to obtain insurance for our benefit, there can be no assurance we will not be held liable for the actions of these subcontractors. In addition, subcontractors may cause damage or injury to our personnel and property that is not fully covered by insurance.

Our financial results could be significantly affected by currency fluctuations.

Because we derive a substantial amount of revenue from sales internationally, we are subject to risks relating to fluctuations in currency exchange rates. Fluctuations in the exchange rate of the U.S. dollar against such other currencies may, in future periods, have a significant effect upon results of operations. While we attempt to reduce the risks associated with such exchange rate fluctuations, we may not be effective in doing so, and fluctuations in the value of the currencies in which we do business may materially affect results of operations in the future.

Operations outside of the United States are subject to additional political, economic, and other uncertainties.

Our operations outside of the United States are subject to political, economic, and other uncertainties that could adversely affect our businesses, financial condition, results of operations, or cash flows, and exposure to such risks will increase as we expand international operations.

Our international proprietary operations are a significant part of total operations. For the years ended December 31, 2012, 2011, 2010, 64%, 60% and 62%, respectively, of total revenues were derived outside of the United States and Canada. Our operations outside of the United States are subject to risks inherent in foreign operations, including the following:

•	government instability, which can cause investment in capital projects by potential clients to be withdrawn or delayed, reducing or eliminating the viability of some markets for our services;

•	potential expropriation, seizure, nationalization, or detention of assets;

•	difficulty in repatriating foreign currency received in excess of local currency requirements;

•	civil uprisings, riots, and war, which can make it unsafe to continue operations, adversely affect both budgets and schedules, and expose us to losses;

•
availability of suitable personnel and equipment, which can be affected by government policy or changes in policy, and can limit the importation of qualified crew members or specialized equipment in areas where local resources are insufficient;

•
decrees, laws, regulations, interpretation, and court decisions under legal systems that are not always fully developed and that may be retroactively applied and cause us to incur unanticipated and/or unrecoverable costs, as well as delays, which may result in real or opportunity costs;

•	compliance with tax, employment, immigration, and labor laws for employees living abroad or traveling abroad;

•	foreign taxes, including withholding of payroll taxes; and

•	terrorist attacks, including personal harm to our personnel.

As an example of the operational risks associated with international operations, as a result of the civil unrest in Libya, we were unable to operate our business or utilize our equipment in Libya during 2011.

We are subject to the FCPA and the UK Bribery Act, which may adversely impact our businesses.

We are subject to the regulations imposed by the FCPA, which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. The UK Bribery Act, which became effective in 2011, is broader in scope than the FCPA, applies to public and private sector corruption, and contains no facilitating payments exception. As a company subject to compliance with the FCPA and the UK Bribery Act, our businesses may suffer because of our efforts to comply with these laws. In addition, such laws could restrict our ability to do business in foreign markets relative to our competitors who are not subject to them.

Our local partners and affiliates and us operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses, or other preferential treatment by making payments to government officials and others in positions of influence or using other methods that U.S. law and UK Bribery Act and regulations prohibit us from using.

In particular, we may be held liable for actions taken by our strategic or local partners even though our partners are not subject to the FCPA or the UK Bribery Act. Any such violations could result in substantial civil and/or criminal penalties and might adversely affect our businesses, results of operations, or financial condition. In addition, our ability to continue to work in such foreign markets could be adversely affected if they were found to have violated certain U.S. laws, including the FCPA or the UK Bribery Act.

Financial conditions of our customers could have an adverse impact if our customers are unable to pay for the services provided by us.

Some of our customers are experiencing, or may experience in the future, severe financial problems that have had or may have a significant impact on their creditworthiness. Although we perform ongoing credit evaluations of our customers' financial conditions, we generally require no collateral from customers. One or more financially distressed customers could default on their obligations to us and may have a material adverse effect on our business, financial position, results of operations, and cash flows. Furthermore, the bankruptcy of one or more of our customers, or some other similar proceeding or liquidity constraint, might make it unlikely that we would be able to collect all or a significant portion of amounts owed. In addition, such events might force such customers to reduce or curtail their future use of our products and services, which could have a material adverse effect on our results of operations and financial condition.

Our seismic data acquisition services revenues are subject to seasonal conditions.

Our seismic data acquisition services are performed outdoors and are therefore subject to seasonality. Shorter winter days and adverse weather negatively impact our ability to provide services in certain regions. Additionally, while we plan for international operations to take place during favorable seasons, we have limited control over the actual timing of these operations due to the extensive planning, preparation, and permits required to perform a seismic survey in certain areas, which may cause operations to be delayed and result in additional costs.

Significant physical effects of climate change could damage our facilities, disrupt production activities, and cause us to incur significant costs to prepare for or respond to those effects.

Climate change could have an effect on the severity of weather (including hurricanes and floods), sea levels, the arability of farmland, and water availability and quality. If such effects were to occur, our seismic acquisition operations have the potential to be adversely affected. Potential adverse effects could include damages to facilities from powerful winds or rising waters in low-lying areas, disruption of production activities because of climate-related damages to facilities, increased costs of operation potentially arising from such climate effects, less efficient or non-routine operating practices necessitated by climate effects, or increased costs for insurance coverage in the aftermath of such effects. Significant physical effects of climate change could also have an indirect effect on our financing and operations by disrupting the transportation or process-related services provided by midstream companies, service companies, or suppliers with whom we have a business relationship. We may not be able to recover through insurance some or any of the damages, losses, or costs that may result from potential physical effects of climate change.

We may be unable to retain and attract management and skilled and technically knowledgeable employees.

Our future success depends upon retaining and attracting highly skilled employees. A number of our employees possess many years of industry experience and are highly skilled, and an inability to retain such individuals could adversely affect our ability to compete in the seismic data service industry. We historically have faced and expect to continue to face significant competition for such skilled personnel, particularly during periods of increased demand for seismic services. The Company's filing for Chapter 11 may create additional distractions and uncertainty for employees and impact our ability to retain key employees and effectively recruit new employees.

We rely on proprietary information, proprietary software, trade secrets, and confidentiality and licensing agreements to conduct operations.

We rely on certain proprietary information, proprietary software, trade secrets, and confidentiality and licensing agreements to conduct current operations. We are continuously working to improve technology and operating techniques, through internal development activities and working with vendors to develop new technologies to maintain pace with industry innovation. Our future success will be partly dependent on our ability to maintain and extend their technology base and preserve intellectual property without infringing on the rights of any third parties. There can be no assurance that we will be successful in protecting our intellectual property or that our competitors will not develop technologies that are substantially equivalent or superior to our technologies.

Our operating results from seismic data acquisition services can be significantly impacted from period to period due to a change in the timing of a few large jobs occurring at any one time.

We have the capacity to field up to 22 seismic data acquisition crews, however, in any given period, we could have idle crews, which results result in a significant portion of our revenues, cash flows, and earnings coming from a relatively small number of crews. Additionally, due to location, service line, or particular job, some individual crews may achieve results that are a significant percentage of consolidated operating results. Should one or more of these crews experience significant changes in timing, our financial results are subject to significant variations from period to period. Factors that may result in these changes in timing include, but are not limited to, weather, permits, customer requirements, and political unrest.

Our operations are subject to delays related to obtaining land access rights from third parties, which could affect results of operations.

Our seismic data acquisition operations could be adversely affected by our inability to timely obtain access to both public and private land included within a seismic survey. We cannot begin surveys on property without obtaining permits from certain governmental entities, as well as the permission of the parties who have rights to the land being surveyed. In recent years, it has become more difficult, costly, and time-consuming to obtain access rights because drilling activities have expanded into more populated and protected areas. Additionally, while land owners generally are cooperative in granting access rights, some have become more resistant to seismic and drilling activities occurring on their property and stall or refuse to grant these rights for various reasons. In our multi-client services business, we acquire data sets pertaining to large areas of land. Consequently, if we do not obtain land access rights from a specific land owner, we may not be able to provide a complete survey for that area. The failure to redact or remove the seismic information relating to mineral interests held by non-consenting third parties could result in claims against us for seismic trespass. In addition, governmental entities do not always grant permits within the time periods expected. Delays associated with obtaining such permits and with significant omissions from a survey as a result of the failure to obtain consents could have a material adverse effect on our financial condition and results of operations.

Our results of operations could be adversely affected by asset impairment.

We periodically review our portfolio of equipment and intangible assets, including our multi-client seismic data library, for impairment. If the future cash flows anticipated to be generated from these assets falls below net book value, we may be required to write down their value. If we are forced to write down the value of intangible assets or equipment, these non-cash asset impairments could negatively affect results of operations in the period in which they are recorded.

The cyclical nature of, or a prolonged downturn in, the seismic data industry can affect the carrying value of long-lived assets and negatively impact our results of operations.

We are required to annually assess whether the carrying value of long-lived assets has been impaired, or more frequently if an event occurs or circumstances change which could indicate the carrying amount of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If management determines that the carrying value of long-lived assets may not be recoverable, our results of operations could be impacted by non-cash impairment charges. As a result of our September 30, 2011 goodwill impairment analysis, we recorded goodwill impairment charges totaling $132.4 million for the year ended December 31, 2011, which are included in asset impairments in our consolidated statement of operations. At December 31, 2012, we had no goodwill.

There are inherent limitations in all control systems, and failure of our controls and procedures to detect error or fraud could seriously harm our business and results of operations.

We do not expect that our internal controls and disclosure controls will prevent all possible error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of our controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by the individual acts of some persons or by collusion of two or more persons. The design of any system of controls is based in part upon the likelihood of future events, and there can be no assurance that any design will succeed in achieving its intended goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with our policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur without detection.

We have identified material weaknesses in our internal controls. Such material weaknesses adversely affect our ability to ensure timely and reliable financial reports and to attest to the effectiveness of internal controls.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

We assess the effectiveness of our internal control over financial reporting, and in making this assessment, we use the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in accordance with the standards of the Public Company Accounting Oversight Board (United States).

The following material weakness was present at December 31, 2012:

Financial Close Process: Controls over our financial close process were deficient in areas related to accrued liabilities and accounting for multi-client seismic data library. These deficiencies resulted from the following:

(a)	lack of the ability to accumulate complete and accurate information to estimate certain liabilities,

(b)	lack of the ability to complete our evaluation, testing and any required remediation in a timely fashion to allow us to assess the effectiveness of controls as of December 31, 2012.

During 2012, we continued executing the remediation program that began during 2011, which included assessing the adequacy of processes and procedures underlying the specific areas discussed above, expanding and strengthening our controls surrounding the multi-client process, and strengthening their policies, procedures, and controls surrounding accrued expenses to ensure cooperation and coordination with departments outside of the accounting department.

We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting control and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may decide to take additional measures to address our control environment. We, however, cannot be certain that the measures undertaken will be sufficient to address any deficiencies identified or ensure that our internal control over financial reporting is effective. If we are unable to provide reliable and timely internal and external financial reports, our business and prospects could suffer material adverse effects. In addition, we may in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting.

The current weakening of U.S. economic conditions and future downturns or changes in consumer spending could adversely affect our financial condition.

The United States has experienced an economic downturn, and spending by consumers has dropped. If this downturn and decrease in spending continues, our business may be adversely affected. Specifically, demand for use of the seismic data may wane. A lack of demand could adversely affect our ability to realize the full economic benefits of our customer contracts or enter into other strategic relationships.

We may be negatively affected by industry consolidation.

Consolidation in the energy industry could adversely affect us by increasing the scale or scope of our competitors, or by creating a competitor that is capable of providing services similar to those we intend to offer, thereby making it more difficult for us to compete. Industry consolidation also may impede our ability to identify acquisition, joint venture, or other strategic opportunities.

A decrease in levels of exploration and development activity in the oil and natural gas industry may have an adverse effect on our business, liquidity, and results of operations.

Our businesses are substantially dependent upon the condition of the oil and natural gas industry and, in particular, the willingness of oil and gas companies to make capital expenditures for exploration, development, and production operations. The level of capital expenditures generally depends on the prevailing views of future oil and natural gas prices, which are influenced by numerous factors, including, but not limited to, the following:

•	changes in United States and international economic conditions, including the length and severity of the recent recession and the effect of such recession on economic activity;

•	the demand for oil and natural gas;

•	worldwide political conditions, particularly in significant oil-producing regions, such as the Middle East, West Africa, and Latin America;

•	the actions taken by the Organization of Petroleum Exporting Countries (OPEC);

•	the availability and discovery rate of new oil and natural gas reserves;

•	the rate of decline of existing and new oil and gas reserves;

•	the cost of exploration for, and production and transportation of, oil and natural gas;

•	the ability of oil and gas companies to generate funds or otherwise obtain external capital for exploration, development, construction, and production operations;

•	the sale and expiration dates of leases in the United States and overseas;

•	technological advances affecting energy exploration, production, transportation, and consumption;

•	weather conditions;

•	environmental or other government regulations, both domestic and foreign;

•	domestic and foreign tax policies; and

•	the pace adopted by foreign governments for the exploration, development, and production of their oil and gas reserves.

Historically, demand for our services has been sensitive to the level of exploration spending by oil and gas companies. A sustained period of low drilling and production activity, low commodity prices or reductions in industry budgets could reduce demand for our services and would likely have a material adverse effect on our businesses, financial condition, and results of operations.

We operate under hazardous conditions that subject us and our employees to risk of damage to property or personal injury, and limitations on insurance coverage may expose us to significant liability costs.

Our activities are often conducted in dangerous environments with hazardous conditions, including operation of heavy equipment, detonation of explosives, and operations in remote areas of developing countries. Operating in such environments and under such conditions carries with it inherent risks, such as loss of human life or equipment, as well as the risk of downtime or reduced productivity resulting from equipment failures caused by an adverse operating environment. These risks could cause us to experience equipment losses, injuries to their personnel, and interruptions in our businesses.

Although we maintain what we believe is prudent insurance protection, our insurance contains certain coverage exclusions and policy limits, and we cannot guarantee or warrant that the insurance will be sufficient or adequate to cover all losses or liabilities or that insurance will continue to be available to us or available on acceptable terms. Further, we may experience difficulties in collecting from insurers because such insurers may deny all or a portion of claims for insurance coverage. A successful claim for which we are not fully insured, or which is excluded from coverage or exceeds the policy limits of applicable insurance could have a material adverse effect on our financial condition. Moreover, we do not carry business interruption insurance with respect to our operations.

We are dependent on a few customers operating in a single industry, and the loss of one or more customers could adversely affect our financial condition.

Our customers are engaged in the oil and natural gas drilling business throughout the world. Historically, we have been dependent upon a few customers for a significant portion of revenue. For the years ended December 31, 2012, 2011 and 2010, our top ten customers collectively represented approximately 69%, 54% and 50% of total revenues, respectively. Our three largest customers in 2012, 2011 and 2010 accounted for approximately 45%, 29% and 25% of total revenues, respectively. This concentration of customers may increase our overall exposure to credit risk, and customers will likely be similarly affected by changes in economic and industry conditions. If any of these significant clients were to terminate their contracts or fail to contract for our services in the future because they are acquired, alter their exploration or development strategy, or for any other reason, our financial results could be adversely affected.

We expect to continue to invest in acquiring and processing seismic data for multi-client surveys and for our seismic data library without knowing how much of this seismic data we will be able to sell or when and at what price we will be able to sell such data.

Multi-client surveys and the resulting seismic data library are an increasingly important part of our businesses and our future investments. We invest significant amounts of money in acquiring and processing seismic data that we own. By making such investments, we are exposed to the following risks:

•
We may not fully recover our costs of acquiring, processing, and interpreting seismic data through future sales. The amounts of data sales are uncertain and depend on a variety of factors, many of which are beyond our control.

•
The timing of seismic data sales is unpredictable and can vary greatly from period to period. The costs of each survey are capitalized and then amortized over the expected useful life of the data. This amortization will affect our earnings and, when combined with the sporadic nature of sales, will result in increased earnings volatility.

•
Regulatory changes that affect the ability of oil and gas companies to drill, either generally or in a specific location where we have acquired seismic data, could materially adversely affect the value of the seismic data contained in our library. Technology changes could also make existing data sets obsolete. Additionally, each individual survey has a limited book life based on its location and interest of oil and gas companies to explore in prospecting for reserves in such location, so a particular survey may be subject to a significant decline in value beyond our initial estimates.

•
The value of our multi-client seismic data library could be significantly adversely affected if any material adverse change occurs in the general prospects for oil and gas exploration, development, and production activities.

•
The cost estimates upon which we base pre-commitments of funding could be wrong. The result could be losses that have a material adverse effect on our financial condition and results of operations. These pre-commitments of funding are subject to the creditworthiness of our clients. In the event that a client refuses or is unable to pay its commitment, we could lose a material amount of money.

Any reduction in the market value of such data will require us to write down the recorded value of such data, which could have a material adverse effect on results of operations.

Certain tax implications of our bankruptcy and reorganization may increase the tax liability of the reorganized Company.

Certain tax implications of our bankruptcy and reorganization may increase the tax liability of the reorganized Company. At December 31, 2012, we had U.S. tax loss carryforwards of approximately $300.0 million which expire in various amounts beginning in 2012 and ending in 2031.  The utilization of our U.S. loss carryforwards may be limited under Internal Revenue Service Code Section 382 as a result of the bankruptcy and will be reduced by the cancellation of debt income recognized upon discharge of any outstanding indebtedness under Section 108 of the Internal Revenue Code of 1986 (the “Tax Code”).

Our businesses are subject to a high degree of government regulation.

The energy industry is highly regulated by governmental entities and regulatory authorities. Failure to obtain or maintain necessary governmental authorizations would impair the Company' ability to continue to operate and would have a material adverse effect on our financial condition.

We may face unforeseen regulations with which compliance is difficult, costly, or impossible.

The provision of seismic data services is highly regulated. As providers of seismic data services in the United States, we will be subject to the laws and regulations of the United States. Violations of U.S. laws or regulations may result in various sanctions, including fines, loss of authorizations, and the denial of applications for new authorizations.

From time to time, U.S. governmental entities may impose new or modified conditions on our authorizations, which could adversely affect our ability to generate revenues and implement our business plan. For example, we are currently required to pay certain fees, and it is possible that we may be subject to increased fees in the future.

We are subject to compliance with stringent environmental laws and regulations that may expose us to significant costs and liabilities.

Our operations are subject to stringent federal, provincial, state, and local environmental laws and regulations in the United States and foreign jurisdictions relating to environmental protection. These laws and regulations may impose numerous obligations that are applicable to our operations, including the following:

•	the acquisition of permits before commencing regulated activities; and

•	the limitation or prohibition of seismic activities in environmentally sensitive or protected areas such as wetlands or wilderness areas.

Numerous governmental authorities, such as the EPA and analogous state agencies in the United States and governmental bodies with control over environmental matters in foreign jurisdictions, have the power to enforce compliance with these laws and regulations and any permits issued under them, often times requiring difficult and costly actions. Failure to comply with these laws, regulations, and permits may result in the assessment of administrative, civil, and criminal penalties; the imposition of remedial obligations; and the issuance of injunctions limiting or preventing some or all of our operations.

There is inherent risk of incurring significant environmental costs and liabilities in our operations due to its controlled storage, use, and disposal of explosives. Although we believe that our safety procedures for handling and disposing of explosives comply with the standards prescribed by applicable laws and regulations, the risk of accidental injury from these materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result or could be penalized with fines, and any liability could exceed the limits of or fall outside of our insurance coverage.

Climate change legislation or regulations could result in increased operating costs and adversely affect the demand for our services.

On December 15, 2009, the EPA published its findings that emissions of GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth's atmosphere and other climatic changes. These findings opened the door for the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. On October 30, 2009, the EPA published a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the United States beginning in 2011 for emissions occurring in 2010. On June 3, 2010, the EPA published its so-called GHG “tailoring rule,” which begins the phase-in of federal PSD permit requirements, for newly constructed or modified major sources, and Title V operating permits, for all sources that have the potential to emit specific quantities of GHGs. The tailoring rule became effective in January 2011, although it remains the subject of several pending lawsuits filed by industry groups. In July 2011, the program began applying PSD permitting requirements to new sources with GHG emissions of at least 100,000 tons per year, and in subsequent phases the rule will require permits for a broader range of sources. On November 30, 2010, the EPA published amendments to the GHG reporting rule, expanding the rule to include onshore and offshore oil and natural gas production facilities and onshore oil and natural gas processing, transmission, storage, and distribution facilities, which may include facilities operated by the Company' clients. Reporting of GHG emissions from such facilities is required on an annual basis beginning in 2012.

Although the federal government is unlikely to adopt legislation to reduce emissions of GHGs, a number of states have taken measures to reduce GHG emission levels, which may include the development of GHG emission inventories and cap and trade programs. Most of these cap and trade programs require major sources of emissions or major producers of fuels to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall GHG emission reduction goal. These allowances would be expected to escalate significantly in cost over time.

The adoption and implementation of legislation or regulatory programs imposing reporting obligations on, or limiting emissions of GHGs from, our customers' equipment and operations could curtail their activities, including the services provided by us.

Federal legislation and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Hydraulic fracturing is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. The process involves the injection of water, sand, and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions, but is not currently subject to regulation at the federal level. The EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, with results of the study anticipated to be available by 2014, and legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In addition, some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances. For example, in December 2010, New York imposed a de facto moratorium on the issuance of permits for high-volume, horizontal hydraulic fracturing until state-administered environmental studies are finalized. The NYDEC issued a Revised Supplemental Generic Environmental Impact Statement in September 2011, as well as proposed regulations for high-volume hydraulic fracturing. NYDEC accepted public comment on both, with the comment period for the regulations that ended January 11, 2013. The final regulations are expected in 2013. Further, Pennsylvania has adopted a variety of regulations limiting how and where fracturing can be performed. Effective February 5, 2011, Pennsylvania requires operators to disclose all additives used in hydraulic fracturing fluids and the names and concentrations of chemicals subject to Occupational Safety and Health Administration Hazard Communication requirements.

On April 17, 2012, the EPA published in the Federal Register a proposed rule establishing new air emission controls for oil and natural gas production and natural gas processing operations. The final rule became effective October 15, 2012; however, a number of the requirements did not take immediate effect. The final rule established a phase-in period to allow for the manufacture and distribution of required emissions reduction technology. The rule requires owners and operators to either flare volatile organic compound (VOC) emissions or use emissions reduction technologies (or “green completions”) that allow the emissions to be recaptured and treated. On or after January 1, 2015, all newly fractured wells will be required to use green completions. Certain compressors, dehydrators, and other equipment must also comply with the final rule immediately or within up to three years and 30 days after publication of the final rule, depending on the construction date and nature of the unit. In addition, on October 20, 2011, the EPA announced its intention to develop federal pre-treatment standards for wastewater discharges associated with hydraulic fracturing activities. If adopted, the new pre-treatment rules will require coalbed methane and shale gas operations to pretreat wastewater before transferring it to treatment facilities. Proposed rules are expected in 2013 for coalbed methane and 2014 for shale gas.

A portion of our seismic operations relate to the development of wells that will be subject to hydraulic fracturing. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, the demand for our services could be reduced.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease administrative offices, operations centers, data processing centers, and warehouses throughout the world. No significant lease is scheduled to terminate in the near future, and we believe comparable space is readily obtainable should any lease expire without renewal. We believe our properties are generally well maintained and adequate for their intended use. As of December 31, 2012, we leased properties worldwide totaling approximately 4.5 million square feet. Of this total, approximately 0.3 million square feet were located in North America and approximately 4.2 million square feet were located internationally.

During the twelve months ended December 31, 2012, our leased facilities were as follows:

•	Located in Houston, Texas in the United States, in Old Woking, Surrey in the United Kingdom, and in Calgary in Canada for seismic data processing.

•	Located in Houston and Stafford, Texas; in Canonsburg, Pennsylvania; in Anchorage, Alaska; and in Calgary, Canada for North America seismic data acquisition.

•	The Company's multi-client seismic data acquisition business also uses the facility in Canonsburg, Pennsylvania.

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

Our common stock was previously listed on the NYSE MKT (formerly the NYSE AMEX) under the trading symbol “GOK.” The NYSE MKT placed a trading halt on our common stock beginning on December 17, 2012 and subsequently suspended our listing before the opening of the market on December 27, 2012. On December 27, 2012, the OTCQB market operated by OTC Markets Group, Inc. (www.otcmarkets.com) and the OTC Bulletin Board (www.otcbb.com) began quoting our common stock under the symbol “GEOK.”
As of March 12, 2013, we had 241 stockholders of record; however, since many shares may be held by investors in nominee names such as the name of their broker or their broker's nominee, the number of record holders often bears little relationship to the number of beneficial owners of the common stock.
We intend to deregister under the Exchange Act and to suspend our SEC reporting obligations after this Annual Report on Form 10-K is filed with the SEC.

The following table sets forth the high and low closing prices for our common stock. during the most recent two fiscal years, as reported by the NYSE MKT and the OTCQB, as appropriate, for the relevant periods indicated above.

Quarter Ended	High	Low
March 31, 2011	$10.74	$8.03
June 30, 2011	9.71	7.62
September 30, 2011	7.80	2.42
December 31, 2011	3.46	1.75
March 31, 2012	2.54	1.55
June 30, 2012	1.82	0.26
September 30, 2012	0.62	0.14
December 31, 2012	0.42	0.04

We have never paid cash dividends on our common stock and we have no intention of paying cash dividends in the foreseeable future.  There can be no assurance that our operations will prove profitable to the extent necessary to pay cash dividends.  Moreover, even if such profits are achieved, the future dividend policy will depend upon our earnings, capital requirements, financial condition, debt covenants and other factors considered relevant by our Board of Directors.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with Item 7. “—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and with our consolidated financial statements and related notes included in Item 8. “—Financial Statements and Supplementary Data.”

Selected Financial Data

	As of and for the Year Ended December 31,
	2012	2011	2010 (1)	2009	2008
	(In thousands, except per share data)
Total revenue	$595,824	$763,729	$558,134	$510,966	$474,598
Income (loss) before income taxes	(68,043)	(220,013)	(133,874)	10,917	10,254
Income taxes	14,918	2,040	4,810	23,252	9,268
Net income (loss)	(82,961)	(222,053)	(138,684)	(12,335)	986
Loss applicable to common stockholders	(93,063)	(231,251)	(147,534)	(34,125)	(5,339)
Loss per common share, basic and diluted	(4.89)	(12.70)	(8.46)	(3.14)	(0.51)
Total assets (6)	392,896	514,172	725,164	771,690	439,716
Long-term debt and capital leases, net of current portion(2)	1,648	350,183	319,284	296,601	57,850
Current portion of long-term debt and capital lease obligations(3)	353,700	4,543	1,634	68,256	33,096
Derivative liabilities(4)	79	5,778	38,271	9,317	—
Mezzanine equity(5)	93,312	83,313	74,987	66,976	94,862
Total stockholders’ equity (deficit) (excluding preferred stock)	(293,946)	(202,819)	21,787	145,330	129,680
_____________________________________________

(1)	Includes operating results of PGS Onshore since February 12, 2010.

(2)
Excludes mandatorily redeemable preferred stock and includes $296.6 million and $295.5 million of Notes (net of debt discount) at 2011 and 2010. Long-term debt decreased in 2012 as compared to 2011 due to classification of the Notes. Long-term debt increased in 2011 as compared to 2010 due to borrowings on the Whitebox Revolving Credit Facility.

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

(5)
Represents Series B-1 Preferred Stock.  Decrease during 2009 was driven by the exchange of the Series B-2 Preferred Stock for Series C Preferred Stock, which is classified as mandatorily redeemable preferred stock.  Increase during 2011 and 2012 is due to stock dividends and accretion of initial discount.

(6)
Total assets decreased in 2011 from 2010 primarily as a result of goodwill write off. Decrease in 2012 from 2011 is primarily related to sales and retirements of PP&E, depreciation, sales and lower investment in multi-client library and lower business activities decreasing current assets.

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

Overview

We are a full-service, global provider of seismic data acquisition, processing and integrated reservoir geosciences services to the oil and natural gas industry.  We also provide clients access, via licenses, to our multi-client seismic data library.  As an industry leader in land, transition zone and shallow water (down to 500 feet water depths) OBC environments, we have the capacity to operate up to twenty-two seismic crews with approximately 200,000 channels of seismic data acquisition equipment worldwide and the ability to process seismic data collected throughout the world.  Crew count, configuration and location can change depending upon industry demand and requirements.

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

Voluntary Reorganization under Chapter 11

On January 15, 2013, the Debtors entered into a RSA with holders of more than 70% in aggregate principal amount of the Notes and the largest holder of our preferred stock. Under the terms of the RSA , the Debtors agreed to implement a financial restructuring of the Company and its domestic subsidiaries and the other parties agreed to support and vote for either a pre-negotiated or pre-packaged plan of reorganization in accordance with the terms and conditions of the agreement. The Plan provides for the exchange of the Notes for a newly issued common stock representing 100% of the issued and outstanding common stock of the reorganized Company (subject to dilution from a management incentive plan and the satisfaction of borrowings under the DIP Facility in common stock of the reorganized Company described below), the repayment of the Whitebox Revolving Credit Facility in full, the payment in full of unsecured creditors, including trade vendors, either at the conclusion of the Chapter 11 case or in the ordinary course of business, and a $6 million cash payment to certain of our preferred stockholders.  Our existing common stock will not receive a distribution and all existing equity interests will be cancelled without consideration.

The reorganization is not expected to have a material impact on our operations and we are seeking to pay unsecured trade and other creditors in full either in the ordinary course of business or at the conclusion of the Chapter 11 case.

A special committee of our Board of Directors unanimously approved entering into the RSA . The parties' commitment under the RSA and the completion of the transactions contemplated by the RSA are subject to a number of closing conditions, termination rights and approvals, including the achievement of certain milestones in the Chapter 11 process by the deadlines specified in the RSA.

We commenced a solicitation of acceptances of the Plan on February 7, 2013 and the Plan was approved by the classes entitled to vote on the Plan, which represented the requisite majority of our stakeholders. On March 10, 2013, we filed voluntary petitions for relief under Chapter 11 of Title 11 of the U.S. Code in the Bankruptcy Court. The Plan remains subject to the approval of the Bankruptcy Court.

We entered into the DIP Facility with the Backstop DIP Lenders on March 13, 2013. The DIP Facility, which provides for term loans of up to $25 million, will be used for general corporate purposes and working capital needs in accordance with a budget approved by the Backstop DIP Lenders and to satisfy the costs associated with the restructuring. All borrowings under the DIP Facility are to be satisfied in common stock of the reorganized Company under the terms of the Plan or repaid on the earlier of (i) the date that is four months after the effective date of the DIP Facility, (ii) the date the obligations are accelerated pursuant to the terms of the DIP Facility and (iii) the effective date of a Chapter 11 plan.
During the pendency of the bankruptcy proceedings, we plan to continue to operate our businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the U.S. Code and orders of the Bankruptcy Court. We are seeking to emerge from bankruptcy early in the second quarter of 2013. We expect to enter into an Exit Facility in connection with the consummation of the reorganization to provide us with liquidity for operations after the restructuring in the near term.
Fresh-Start Accounting

As required by ASC 852, we intend to adopt fresh-start accounting upon emergence from Chapter 11 of the U.S. Code.

Liquidity and Capital Resources

Liquidity and Industry Concerns

Revenues and operating cash flows decreased during 2012 compared to 2011. We continued to incur operating losses primarily due to delays in project commencements and low international asset utilization.  These events caused a reduction in our available liquidity.  In addition, the terms of our Notes and the Whitebox Revolving Credit Facility limited our ability to incur additional indebtedness, and the depressed market for our stock and the terms of our preferred stock limit our ability to access the equity capital markets.

In response to these events, we evaluated our strategic alternatives and initiated actions designed to improve our liquidity position by giving priority to generating cash flows while maintaining our long-term commitment to providing high quality seismic data acquisition services.  For additional discussion of the initiatives taken, please see the discussion under "Business" in Item 1 of this Form 10-K. For additional discussion of the risks associated with these initiatives, please see the discussion under “Risk Factors” in Item 1A of this Form 10-K.

Please read "Voluntary Reorganization under Chapter 11" above and "Capital Resources - Events of Default on Indebtedness" below for information regarding recent events affecting our liquidity.

Liquidity

Our primary sources of cash flows are those generated by our seismic data acquisition and seismic data processing and integrated reservoir geosciences segments and trade credit.  Our primary uses of cash are operating expenses associated with our seismic data acquisition and seismic data processing and integrated reservoir geosciences segments, investments in multi-client assets, capital expenditures associated with upgrading and expanding our capital asset base, and debt service.

At December 31, 2012, we had available liquidity as follows (in thousands):

Available cash:
Cash and cash equivalents (1) (2)	$33,442
Undrawn borrowing capacity under the Whitebox Revolving Credit Facility	—
Undrawn borrowing capacity under short-term project financing agreement	2,600
Net available liquidity at December 31, 2012	$36,042
_____________________________________________

(1)	Includes approximately $7.0 million designated for multi-client investments, which is not fully available for current obligations.

(2)	Includes $24.3 million in international bank accounts.

We have certain foreign overdraft facilities in the amount of $0.8 million of which zero was drawn at December 31, 2012.  Due to the limitations on our ability to remit funds to the United States, amounts under these facilities have been excluded in the available liquidity table above.

The following table summarizes certain measures of liquidity at December 31, 2012 and 2011, as well as our sources/uses of capital as of and for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2012	2011
Cash and cash equivalents (end of period)	$33,442	$44,647
Working capital (end of period)	$(306,208)	$23,077
Cash provided by operating activities	$30,764	$59,474
Cash used in investing activities	$(38,750)	$(82,003)
Cash provided by (used in) financing activities	$(3,219)	$24,325
Capital expenditures (including capital leases, if applicable)	$(14,374)	$(25,042)
Investment in multi-client data library	$(45,692)	$(70,115)
Cash paid for interest	$20,163	$34,946
Cash paid for taxes	$9,820	$6,721

Cash provided by operating activities

Net cash provided by operating activities totaled $30.8 million for year ended December 31, 2012, compared to net cash provided by operating activities of $59.5 million for the same period during 2011.  The decrease in operational cash flow was primarily the result of decreased operating results in our multi-client seismic data acquisition business and changes in working capital for the 2012 period compared to the same period in 2011.

Cash used in investing activities

Net cash used in investing activities totaled $38.8 million for the year ended December 31, 2012, compared to net cash used in investing activities of $82.0 million for the same period during 2011.  The cash outflow during 2012 primarily resulted from our investments in our multi-client seismic data library totaling $45.7 million and capital expenditures (excluding capital leases) which totaled $11.9 million.  The inflow during the 2012 period primarily resulted from proceeds from disposal of equipment and insurance claims of $19.5 million.

Cash provided by (used in) financing activities

Net cash used in financing activities totaled $3.2 million for the year ended December 31, 2012, as compared to net cash provided by financing activities of $24.3 million for the same period during 2011.  The cash outflow during the 2012 period primarily represents amounts used for repayment of capital lease obligations and interest on the Whitebox facility and Notes. There was no cash inflow during the 2012 period related to borrowings on the RBC Revolving Credit Facility or the Whitebox Revolving Credit Facility as experienced in the previous period.

Other

During 2012, we had an operating loss of $24.0 million, while our cash flow from operating activities was $30.8 million.  The difference of $54.8 million is primarily due to non-cash charges such as depreciation and amortization.

Capital Resources

See notes 6, 7 and 8 to our consolidated financial statements for additional discussion on our debt, mandatorily redeemable preferred stock and preferred stock, respectively.

Events of Default on Indebtedness

The filing of the Chapter 11 petitions on March 10, 2013 described in Note 1 constituted an event of default and triggered the acceleration of a direct financial obligation as follows:

•
Under the Amended and Restated Credit Agreement, dated as of August 11, 2011, among the Company, Holdings and Whitebox Advisors, LLC, as administrative agent and collateral agent, and the lenders party thereto, the commitment of the lenders to make loans automatically terminated and the unpaid principal amount of all outstanding loans and interest and other amounts thereunder became automatically due and payable as a result of the filing of the Chapter 11 petitions. As of March 10, 2013, the obligations under the Credit Facility included $50 million in aggregate principal amount outstanding plus accrued and unpaid interest and other payments.

•
Under the Indenture, dated as of December 23, 2009, for the 9.75% Senior Secured Notes due 2014 among the Company, Holdings and U.S. Bank National Association, as trustee, all of the outstanding Notes became due and payable immediately as a result of the filing of the Chapter 11 petitions. As of March 10, 2013, there was $300 million in aggregate principal amount plus accrued and unpaid interest and other payments on the outstanding Notes.

Any efforts to enforce the payments or other obligations under these agreements or instruments are currently stayed as a result of the filing of the Chapter 11 petitions. The amount of obligations for the Credit Facility and Notes have been classified as current in the consolidated balance sheet as of December 31, 2012.

Future Capital Expenditures

As discussed above, we have made, and expect to continue to make, investments in capital expenditures.  In 2012, we made $14.4 million in capital expenditures, primarily for expenditures to extend the useful life of equipment and facilities.  Subject to our liquidity limitations and the execution of the Plan, we plan investments in 2013 to be primarily on expenditures to extend the useful life of equipment and facilities for our seismic data acquisition segment with a smaller portion targeted towards acquiring new equipment for our seismic data processing and integrated reservoir geosciences segment.

Meeting Our Liquidity Needs

We have initiated actions designed to improve our liquidity position by giving priority to generating cash flows while maintaining our long-term commitment to providing high quality seismic data acquisition services.  For additional discussion of the initiatives taken, please see the discussion under "Business" in Item 1 of this Form 10-K. For additional discussion of the risks associated with these initiatives, please see the discussion under “Risk Factors” in Item 1A of this Form 10-K.

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

Results of Operations

We are currently organized into two reportable segments: seismic data acquisition and seismic data processing and integrated reservoir geosciences.  We further break down our seismic data acquisition segment into three reporting units: North America proprietary seismic data acquisition, international proprietary seismic data acquisition and multi-client data acquisition business.  Our corporate activities include our corporate and general and administrative functions.

Summary of Overall Performance for 2012

Our revenues for 2012 decreased significantly from 2011, reflecting decreases in both seismic and multi-client data acquisition work.  We believe this decrease in seismic and multi-client data acquisition activity reflects lower demand and pricing for oil and gas as well as decreased market conditions, primarily in the United States and Canada.  Operating expenses for 2012 decreased significantly from 2011, reflecting lower activity of North America and certain international locations, partially offset by increased activity in Mexico and Suriname.

Results of Operations for Year Ended December 31, 2012 compared to 2011

Operating Revenues.  Consolidated revenues for the year ended December 31, 2012 totaled $595.8 million compared to $763.7 million for the same period in 2011, a decrease of $167.9 million.  The decrease in revenues was primarily attributable to decreased activity in North America, Africa and Asia Pacific, offset by increased activity in Latin America.

For the year ended December 31, 2012, seismic data acquisition revenue totaled $586.7 million compared to $755.1 million for the same period in 2011, a decrease of $168.4 million.  This decrease in seismic data acquisition revenue was a result of a decrease of $79.7 million in our international proprietary seismic data acquisition operations, a decrease of $52.2 million in our North America proprietary seismic data acquisition operations and a decrease of $36.5 million in our multi-client seismic data acquisition business.

North America proprietary seismic data acquisition revenues for the year ended December 31, 2012 totaled $120.5 million, or 21% of consolidated seismic data acquisition revenue, compared to $172.7 million, or 23% of consolidated seismic data acquisition revenue, for the same period in 2011.  The decrease in revenue resulted from decreased crew activity in the United States due to postponed projects which were mostly restarted late in the 3rd quarter of 2012, partially offset by increased crew activity in Canada in the Spring of 2012. In addition, we experienced a significant reduction in reimbursable revenues during 2012. Reimbursable revenues typically consists of reimbursement for subcontractor costs paid for by us on behalf of our customers.

International proprietary seismic data acquisition revenues for the year ended December 31, 2012 totaled $383.2 million, or 65% of consolidated seismic data acquisition revenues, compared to $462.9 million, or 61% of consolidated seismic data acquisition revenue, for the same period in 2011. The decrease of $79.7 million was attributed to decreased activity in the Asia Pacific region and certain locations in Latin America, cessation of certain operations in North Africa and the Middle East, offset by increased activity in Mexico and Suriname.

Multi-client seismic data acquisition revenues for the year ended December 31, 2012 totaled $83.0 million, or 14% of consolidated seismic data acquisition revenues, compared to $119.5 million or 16% of consolidated seismic data acquisition revenue, for the same period in 2011.  The decrease was primarily due to lower prefunding revenue on new multi-client surveys as a result of permit delays in certain areas of the U.S. and a decrease in new projects due to lower gas prices. The decreased prefunding revenue was partially offset by strong late sales of our existing library.

Seismic data processing and integrated reservoir geosciences revenues increased to $14.7 million for the year ended December 31, 2012, from $14.1 million for the same period in 2011.  The increase was primarily the result of improvements in Latin America business offset by lower multi-client activity.

The revenue information above includes inter-segment revenues between seismic data processing and integrated reservoir geosciences and other segments totaling $5.6 million and $5.5 million for the years ended December 31, 2012 and 2011, respectively.

Operating Expenses.  Consolidated direct operating expenses totaled $424.4 million for the year ended December 31, 2012, compared to $603.3 million for the same period in 2011, a decrease of 30%.  The decrease was primarily a reflection of lower activity of North America and certain international locations, partially offset by increased activity in Mexico and Suriname.

Seismic data acquisition operating expenses totaled $417.6 million for the year ended December 31, 2012, compared to $596.9 million for the same period in 2011, an decrease of 30%.  Seismic data acquisition operating expenses as a percentage of seismic data acquisition revenue were 71% for the year ended December 31, 2012, as compared to 79% for the same period in 2011. The decrease was primarily related to decrease in reimbursable expenses and decreased activity in North America, Africa and Asia Pacific, offset by increased activity in Latin America.

North America proprietary seismic data acquisition operating expenses for the year ended December 31, 2012 totaled $96.5 million, or 80% of North America proprietary seismic data acquisition revenue, compared to $141.0 million, or 82% of North America proprietary seismic data acquisition revenue, for the same period in 2011.  The decrease in operating expenses is primarily due to a decrease in reimbursable expenses in the U.S. due to lower overall crew activity levels in North America combined with few reimbursable costs paid to subcontractors. North America proprietary seismic acquisition operating expenses also include a $3.9 million gain related to a transaction during the first quarter of 2012 in which we exchanged, in a reciprocal transfer, certain equipment with a third party. See note 2 to our consolidated financial statements.

International proprietary seismic data acquisition operating expenses for the year ended December 31, 2012 totaled $314.4 million, or 82% of international seismic data acquisition revenue, compared to $455.4 million, or 98% of international seismic data acquisition revenue, for the same period in 2011.  The decrease in operating expenses was primarily the result of decreased activity in the Asia Pacific region, reduced operating expenses and efficiency improvements in Angola, Mexico and Suriname. During 2012, we also recorded restructuring costs of $5.6 million related to exiting and relocation of certain business activities primarily in North Africa and the Middle East related to the international proprietary seismic data segment. See note 21 for restructuring costs related to exiting and relocation of certain business activities.

 We capitalize the majority of operating costs directly associated with acquiring and processing multi-client data and amortize them based on a specific formula driven by actual sales and expected late sales.  Costs that are not capitalized generally represent costs incurred to deliver the projects’ data and certain expenses reimbursed by our clients.  These costs totaled $6.7 million and $0.5 million for the years ended December 31, 2012 and 2011, respectively.  Costs during 2012 include a loss of $5.1 million incurred in connection with the sale of certain North America seismic data during the first quarter of 2012. See Depreciation and Amortization below for discussion on our multi-client seismic data acquisition business amortization expense.

Seismic data processing and integrated reservoir geosciences operating expenses totaled $12.4 million, or 84% of seismic data processing and integrated reservoir geosciences revenue for the year ended December 31, 2012, compared to $11.9 million, or 84% of seismic data processing and integrated reservoir geosciences revenue for the same period in 2011. The increase was primarily related to increase in bad debt offset by decreases in professional and contract services.

The expense information above includes inter-segment expense between seismic data processing and integrated reservoir geosciences and other segments totaling $5.6 million and $5.5 million for the years ended December 31, 2012 and 2011, respectively.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the year ended December 31, 2012 totaled $123.9 million, compared to $158.4 million for the same period in 2011, a decrease of $34.5 million, or 21%.  The decrease was primarily the result of decreased acquisition of new pre-funded projects.  Amortization of multi-client data for the year ended December 31, 2012 totaled $53.3 million, or approximately 64% of multi-client revenues, compared to $85.0 million, or approximately 71% of multi-client revenues for the same period in 2011.  The decrease as a percentage of multi-client revenues is primarily the result of improved margins on new pre-funding projects combined with favorable mix of late sales during 2012 as compared to 2011.

General and Administrative Expense.  General and administrative expense for the year ended December 31, 2012 totaled $65.5 million, or 11% of revenues, compared to $75.6 million, or 10% of revenues for the same period in 2011.  The decrease was primarily the result of continuing cost containment efforts offset by increase in professional fees of $5.6 million related to the proposed financial restructuring. See notes 1 and 21 to our consolidated financial statements related to the proposed financial restructuring and related costs.

Asset Impairments.  During 2012, we recorded impairment charges of certain cost method investments totaling $6.0 million. During 2011, we recorded impairment charges related to our multi-client seismic data library of $2.4 million and goodwill impairment charges totaling $132.4 million, respectively.  See note 4(g) and “Goodwill Impairment Assessment” above and note 4(d) to our consolidated financial statements.

Interest Expense, Net.  Interest expense, net of interest income, for the year ended December 31, 2012 totaled $51.9 million, compared to $47.5 million for the same period in 2011.  The increase was primarily the result of interest expense associated with our Series D Preferred Stock issued in December 2010 and additional interest expense associated with the RBC Revolving Credit Facility and the Whitebox Revolving Credit Facility.  Interest expense includes dividends on mandatorily redeemable preferred stock.

Change in Fair Value of Derivative Liabilities.  The gain in the fair value of our derivative liabilities for the year ended December 31, 2012 totaled $5.7 million, compared to a gain of $33.3 million for the same period in 2011.  The fair values of our derivative liabilities are subject to material changes primarily associated with fluctuations in the market value of our common stock which declined from $2.15 per share at December 31, 2011 to $0.05 per share at December 31, 2012.  When the value of our stock decreases, so does the value of the derivative liabilities, resulting in a gain for the year ended December 31, 2012.

Foreign Exchange Gains/Losses.  Foreign exchange loss for the twelve months ended December 31, 2012 totaled $0.7 million, compared to a loss of $2.3 million for the same period in 2011.  The loss in the twelve months ended December 31, 2012 was primarily the result of the weakening of the U.S. dollar against the foreign currencies in which we operate and changes in balances of monetary assets and liabilities denominated in those currencies. We incurred losses on settlement of receivables and payables during the period on foreign currency denominated balances.

Other Income, Net.  Other income, net for the year ended December 31, 2012 totaled $2.8 million, compared to $4.9 million for the same period in 2011. During 2012, we recorded a $2.1 million gain in connection with a loss of certain equipment experienced during 2011 which resulted from a wildfire in Colorado, United States. All insurance proceeds were used to replace the lost equipment. During 2011, we recorded a $5.6 million gain on the sale of a subsidiary partially offset by $1.1 million of deferred financing costs in connection with the early extinguishment of the RBC Revolving Credit Facility.

Income Tax Expense.  Income tax expense totaled $14.9 million for the year ended December 31, 2012, compared to $2.0 million for the same period in 2011.  The increase primarily relates to the increase of the valuation allowance, taxes due in countries with deemed profit tax regimes and withholding taxes. The increase in the valuation allowance was primarily due to an increase of U.S. and foreign net operating losses.

Adjusted EBITDA and Net Loss.  Consolidated Adjusted EBITDA (as defined below) totaled $106.0 million for the year ended December 31, 2012, compared to $84.8 million for the same period in 2011.  The increase was primarily the result of increased activity and productivity in Latin America.

North America proprietary seismic data acquisition Adjusted EBITDA for the year ended December 31, 2012 totaled $19.9 million compared to $24.3 million for the same period in 2011. The decrease was the result of decreased crew utilization offset by a $3.9 million gain on exchange of equipment during the first quarter of 2012.

International proprietary seismic data acquisition Adjusted EBITDA for the year ended December 31, 2012 totaled $45.8 million compared to $(20.8) million for the same period in 2011.  The increase was primarily the result of improved production in Mexico, Angola and Suriname, offset by lower activity in the Asia Pacific region and cessation of certain operations in North Africa and the Middle East.

Multi-client seismic data acquisition Adjusted EBITDA for the year ended December 31, 2012 totaled $74.6 million compared to $117.0 million for the same period in 2011.  The decrease was primarily due to permit delays in certain areas of the U.S, decrease in projects due to lower gas prices and a $5.1 million loss incurred in the first quarter of 2012 related to the sale of certain seismic data.

Seismic data processing and integrated reservoir geosciences Adjusted EBITDA for the year ended December 31, 2012 totaled $2.4 million compared to $2.1 million for the same period in 2011.  The increase was primarily the result of improved business mix, pricing and productivity factors.

The corporate components of our operations are not considered a separate operating segment.

We had a loss applicable to common stockholders of $(93.1) million, or $(4.89) per common share, for the year ended December 31, 2012, compared to a loss applicable to common stockholders of $(231.3) million, or $(12.70) per common share, for the same period in 2011.  The decrease in our net loss applicable to common stock holders resulted primarily from the same variables impacting Adjusted EBITDA, the decrease in multi-client amortization expense, the increase in interest expense partially offset by gains in the fair value of our derivative liabilities all described above.

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

The reconciliation from net loss applicable to common stockholders to Adjusted EBITDA is as follows (in thousands):

	Year Ended December 31,
	2012	2011
Loss applicable to common stockholders	$(93,063)	$(231,251)
Preferred stock dividends and accretion costs	10,102	9,198
Net loss	(82,961)	(222,053)
Provision for income taxes	14,918	2,040
Interest expense, net of interest income	51,864	47,540
Other (income) expense, net (as defined above)	(7,802)	(35,825)
Asset impairments	6,049	134,756
Depreciation and amortization (1)	123,924	158,388
Adjusted EBITDA	$105,992	$84,846
 ____________________________________________________________________________________________(1) Includes $53.3 million and $85.0 million, respectively, in amortization expense related to our multi-client seismic data acquisition business.

Results of Operations for Year Ended December 31, 2011 compared to 2010

Operating Revenues.  Consolidated revenues for the year ended December 31, 2011 totaled $763.7 million compared to $558.1 million for the same period in 2010, an increase of $205.6 million.  The increase was attributable to increased activity due to improved market fundamentals in North America, increased contribution from the multi-client data acquisition business in the United States, higher asset utilization in certain international regions and the addition of PGS Onshore assets.

For the year ended December 31, 2011, seismic data acquisition revenue totaled $755.1 million compared to $549.1 million for the same period in 2010, a decrease of 38%.  This increase in seismic data acquisition revenue was a result of an increase of $113.7 million in our international proprietary seismic data acquisition operations, an increase of $43.9 million in our North America proprietary seismic data acquisition operations and an increase of $48.4 million in our multi-client seismic data acquisition business.

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

Operating Expenses.  Consolidated direct operating costs totaled $603.3 million for the year ended December 31, 2011, compared to $455.9 million for the same period in 2010, a increase of 32%.  The increase was primarily a reflection of increased activity across all areas.

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

Other, Income Net.  Other income, net for the year ended December 31, 2011 totaled $4.9 million, compared to $2.1 million for the same period in 2010.  The increase was primarily the result of the $5.6 million gain on the sale of a Colombian subsidiary recorded in the third quarter of 2011 partially offset by a $1.1 million of deferred financing costs written off in connection with the early extinguishment of the RBC Revolving Credit Facility. During the second quarter of 2011, we experienced a loss of certain equipment as a result of a wildfire in Colorado, in the United States. During the year ended December 31, 2011, we recorded a net loss of $0.2 million related to this event, which includes insurance proceeds received of $1.5 million. We received additional insurance proceeds of $2.1 million during the first quarter of 2012 related to this event. All insurance proceeds will be used to replace the lost equipment.

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

The reconciliation from net loss applicable to common stockholders to Adjusted EBITDA is as follows (in thousands):

	Year Ended December 31,
	2011	2010
Loss applicable to common stockholders	$(231,251)	$(147,534)
Preferred stock dividends and accretion costs	(9,198)	8,850
Net loss	(222,053)	(138,684)
Provision for income taxes	2,040	4,810
Interest expense, net of interest income	47,540	37,827
Other (income) expense, net (as defined above)	(35,825)	3,991
Asset impairments	134,756	—
Depreciation and amortization (1)	158,388	112,897
Adjusted EBITDA	$84,846	$20,841
 ____________________________________________________________________________________________
(1) Includes $85.0 million and $38.0 million, respectively, in amortization expense related to our multi-client seismic data acquisition business.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the year ended December 31, 2012 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Contractual Obligations

The following tables summarize our obligations and commitments to make future payments of principal and interest under our long-term debt, capital leases, notes payable, mandatorily redeemable preferred stock and operating leases for the periods specified as of December 31, 2012 (in thousands):

Contractual Obligations Table

	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Long-Term Debt and Capital Lease Obligations	$357,590	$355,942	$1,648	$—	$—
Interest on Long-Term Debt	34,813	34,813	—	—	—
Mandatorily Redeemable Preferred Stock(1)	85,448	—	47,611	37,837	—
Operational Leases(2)	32,234	23,880	7,098	1,256	—
Total	$510,085	$414,635	$56,357	$39,093	$—
Discount on Long-Term Debt and Mandatory Redeemable Preferred Stock	(24,509)
Total, Net of Discount	$485,576
 _____________________________________________

(1)	Includes accrued interest.

(2)	Includes minimum obligation for marine vessels on renewable 12 month time-charter. Also includes impact of escalation clauses, as applicable.

Amount of Commitment Expiration Per Period

	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	Over 5 years
Foreign Overdraft Facilities	$838	$838	$—	$—	$—

During 2012, we entered into various financing activities as further described in “— Liquidity and Capital Resources.”

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

Revenue Recognition

Our services are provided under cancelable service contracts.  Customer contracts for services vary in terms and conditions. Contracts are either “turnkey” or “term” agreements or a combination of the two.  Under turnkey agreements or the turnkey portions thereof, we recognize revenue based upon output measures as work is performed.  This method requires that we recognize revenue based upon quantifiable measures of progress, such as square miles or linear kilometers acquired.  With respect to those contracts where the customer pays separately for the mobilization of equipment, we recognize such mobilization fees as revenue during the performance of the seismic data acquisition, using the same performance method as for the acquisition work. We also receive revenue for certain third party charges under the terms of the service contracts.  We record amounts billed to customers in revenue as the gross amount including third party charges, if applicable, that are paid by the customer.  Our turnkey or term contracts typically contain provisions which ensure we are compensated for work performed prior to any cancellation due to work not being met or work not being performed within a particular time frame. Penalties for late delivery may be applied in certain circumstance. Where there is a risk of this happening, a provision consummate with the potential implied penalty is made. In some instances, customers are billed in advance of work performed and we recognize the liability as deferred revenue.  Taxes collected from customers and remitted to governmental authorities are excluded from revenues.

We account for multi-client sales as follows:

(a)Pre-funding arrangements—We obtain funding from customers before a seismic project is completed. In return for the pre-funding, the customer typically gains the ability to direct or influence the project specifications, to review the data as it is being processed and to pay discounted prices.  We recognize pre-funding revenue as the services are performed on a proportional performance basis usually determined by comparing the completed square miles of a seismic survey to the survey size unless specific facts and circumstances warrant another measure.  Progress is measured in a manner generally consistent with the physical progress on the project, and revenue is recognized based on the ratio of the project’s progress to date, provided that all other revenue recognition criteria are satisfied.

(b)Late sales—When we grant a license to a customer, the customer is entitled to have access to a specifically defined portion of the multi-client seismic data library.  Our customer’s license payment is fixed and determinable and typically is required at the time that the license is granted.  We recognize revenue for late sales when our customer executes a valid license agreement, has received the underlying data or has the right to access the licensed portion of the data and collection is reasonably assured.

(c)Sales of data jointly owned by us and partner—We have jointly acquired surveys with a partner whereby we share the costs of acquisition and earn license revenues.  These revenues are recognized as the services are performed on a proportional performance basis provided that all other revenue recognition criteria are satisfied.

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

We periodically review the carrying value of the multi-client seismic data library.  If during any such review we determine that the future revenue for a multi-client survey is expected to be more or less than the original estimate of total revenue, we decrease or increase (as the case may be) the amortization rate attributable to the future revenue from the multi-client survey.  Furthermore, in connection with the review, we evaluate the recoverability of the multi-client seismic data library, and if required under applicable accounting guidance, we record an impairment charge with respect to the multi-client survey.  During 2011, we performed our impairment review of such assets and determined that a specific multi-client survey was fully impaired.  Accordingly, we recorded an impairment charge of $2.4 million as of December 31, 2011, which is included in asset impairments in our consolidated statement of operations.  There were no impairment charges determined for 2012 or 2010.

Fair Value of Derivative Liabilities and Other Financial Instruments

Accounting guidance defines fair value, establishes a framework for measuring fair value under GAAP and requires certain disclosures about fair value measurements.

We have convertible preferred stock issued and outstanding and common stock warrants that were issued in connection with preferred stock issuances in July 2008 and December 2010.  Both the convertible preferred stock conversion feature and the warrants contain a price protection provision (or down-round provision) which reduces their price in the event we issue additional shares at a more favorable price than the strike price.  The fair value of the conversion feature is bifurcated from the host instrument and recognized as a derivative liability on our consolidated balance sheet.  The warrants are also recognized at fair value as a derivative liability on our consolidated balance sheet.  The fair value of the conversion feature, the warrants and other issuance costs of the preferred stock financing transaction are recognized as a discount to the preferred stock host.  The discount embedded in Series B-1 Preferred Stock is accreted to the preferred stock host from our paid in capital, treated as a deemed dividend, over the period from the issuance date through the earliest redemption date of the preferred stock.  The discount embedded in Series C-1 Preferred Stock and Series D Preferred Stock is accreted to the preferred stock from the period from issuance date through the redemption date and is recorded in interest expense.

We are not a party to any hedge arrangements, commodity swap agreement or other derivative financial instruments.

Goodwill

During 2011, as a result of an interim impairment test as of September 30, 2011, we recorded goodwill impairment charges totaling $132.4 million, which are included in asset impairments in our consolidated statement of operations.  Accordingly, at December 31, 2012 and 2011, we had no goodwill.  See note 4(d) to our consolidated financial statements.

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

For the goodwill impairment tests, we use a combination of the discounted cash flow method (income approach) and the subject company market approach.  The discounted cash flow method focuses on expected cash flows.  In applying this approach, the expected cash flow were projected based on assumptions regarding revenues, direct costs, general and administrative expenses, depreciation, applicable income taxes, capital expenditures and working capital requirements for a finite period of years, which was five years in our tests.  The projected cash flows and the terminal value, which was an estimate of the value at the end of the finite period and assumed a long-term growth rate, were then discounted to present value to derive an indication of the value of the reporting unit.  The discount rate used represented the estimated weighted average cost of capital consistent with the risk inherent in our future cash flows.  A higher discount rate decreases the net present value of cash flows.  We also utilized the subject company market approach which made a comparison of our projections to reasonably similar publicly traded companies.  In weighting the results of the different valuation approaches, we placed more emphasis on the income approach.

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

We review long-lived assets for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds either the fair value or the estimated discounted cash flows of the assets, whichever is more readily measurable.

Contingent Liabilities

We record loss contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated.  We consider loss contingency estimates to be critical accounting estimates because they entail significant judgment regarding probabilities and ranges of exposure, and the ultimate outcome of the proceedings is unknown and could have a material adverse effect on our results of operations, financial condition and cash flows.  We record our best estimate of a loss, or the low end of our range if no estimate is better than another estimate within a range of estimates, when the loss is considered probable.  As additional information becomes available, we reassess the potential liability related to the contingency and revises its estimates.  In our evaluation of legal matters, management holds discussions with applicable legal counsel and relies on analysis of case law and legal precedents.  We currently have loss contingencies related to litigation and tax matters.  See notes 14 and 16 to our consolidated financial statements.

Litigation

We are currently involved in various legal proceedings. We estimate the range of liability through discussions with applicable legal counsel and analysis of case law and legal precedents.  We record its best estimate of a loss, or the low end of our range if no estimate is better than another estimate within a range of estimates, when the loss is considered probable and can be reasonably estimated.  As additional information becomes available, we reassess the potential liability related to our pending litigation and revises our estimates.  Revisions in our estimates of the potential liability could materially affect the our results of operations and the ultimate resolution may be materially different from the estimates that we make.  See note 16 to our consolidated financial statements.

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

We typically provide services to a relatively small group of key customers that account for a significant percentage of our accounts receivable at any given time.  If any of our key clients were to terminate their contracts or fail to contract for our services in the future because they are acquired, alter their exploration or development strategy, or for any other reason, our results of operations could be affected.  However, key customers change from year to year and the largest customers in any year may not be indicative of the largest customers in any subsequent year.  For the year ended December 31, 2012, our top 10 customers represented 69% of our consolidated revenue for the period.  Our largest customer accounted for 29% of our consolidated revenue for the year ended December 31, 2012.

 We utilize the specific identification method for establishing and maintaining allowances for possible losses.  Our allowance for doubtful accounts at December 31, 2012 was $0.7 million.  Our bad debt expense for the year ended December 31, 2012 was $0.4 million.

We have cash and restricted cash balances which, at times, may exceed federally insured limits. Restricted cash includes cash held to collateralize standby letters of credit and performance guarantees.  At December 31, 2012, restricted cash also includes cash held in trust in connection with a short-term project financing agreement entered into in November 2011.  Volatility in financial markets may impact our credit risk on cash and short-term investments.  At December 31, 2012, cash and cash equivalents and restricted cash totaled $41.8 million.

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

The fair market value of fixed-rate long-term debt increases as prevailing interest rates decrease and decreases as prevailing interest rates increase.  Increases in the fair value of our fixed-rate debt affect our results of operations and cash flows only if we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value.  The estimated fair value of our fixed-rate long-term debt was $150.6 million and $218.5 million at December 31, 2012 and 2011, respectively.

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

We have designated the U.S. dollar as the functional currency for our operations in international locations because the majority of our contracts with customers are denominated in U.S. dollars and we purchase equipment and finance capital primarily using the U.S. dollar.  Accordingly, certain assets and liabilities of foreign operations are remeasured at historical exchange rates, revenues and expenses are remeasured at the average rate of exchange for the period, and all translation gains or losses are reflected in the period’s results of operations.  Our net foreign exchange loss attributable to our international operations for the year ended December 31, 2012 was $0.7 million, which was primarily attributable to changes in exchange rates in Brazil, Mexico, Australia and Canada.  A 10% change in the U.S. dollar as compared to the currencies of Brazil, Mexico, Australia and Canada, would cause approximately a $4.4 million increase or decrease in our foreign exchange gains (losses) in the consolidated statement of operations.

Equity Risk

Under the terms of our Series B-1 Preferred Stock and existing warrants and options to purchase our common stock, the holders of these instruments are given an opportunity to profit from a rise in the market price of our common stock that, upon the conversion of our Series B Preferred Stock and the exercise of the warrants and/or options, could result in dilution in the interests of our other stockholders.  See our discussion in note 8 to our consolidated financial statements.  The holders of our Series B-1 Preferred Stock have the preemptive right to acquire shares of our common stock that we may offer for cash in the future, other than shares sold in a public offering.  In addition, the conversion price of the Series B-1 Preferred Stock, and the exercise price of the 2008 Warrants and the 2010 Warrants are subject to anti-dilution adjustments if we issue common stock at a price less than the applicable conversion or exercise price. The terms on which we may obtain additional financing may be adversely affected by the existence and potentially dilutive impact of our Series B-1 Preferred Stock, and common stock options and warrants.

Fair Value Measurements

As a result of certain anti-dilution provisions in the Series B-1 Preferred Stock conversion feature and the 2008 Warrants and 2010 Warrants, these instruments are recorded at fair value on a recurring basis as derivative liabilities in our consolidated balance sheet.  See notes 7, 8 and 9 to our consolidated financial statements.  Changes in the fair value of these derivative liabilities are recorded in other income (expense) as unrealized gains and losses.  The fair values of these instruments are subject to material changes primarily associated with fluctuations in the market value of our common stock.  Generally, as the market value of our stock increases/decreases, the fair values of our derivative liabilities increase/decrease and a corresponding loss/gain is recorded.  In addition, our estimate of the fair value of these instruments includes key assumptions for volatility and a risk-free discount rate.  We recorded unrealized gains of $5.7 million, $33.3 million, and an unrealized loss of $6.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.  These unrealized gains and losses are primarily the result of changes in the price of our common stock at the valuation dates.  When the value of our stock increases/decreases, so does the value of the derivatives.

Due to the degree of estimation involved, our derivative liabilities are classified as Level 3 in the fair value hierarchy.  See note 9 to our consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements and the report of UHY LLP (“UHY”), our independent registered public accounting firm, with respect thereto, referred to in the Table of Contents to Consolidated Financial Statements, appear beginning on Page F-1 of this document and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the years ended December 31, 2012, 2011 and 2010, there were no disagreements with UHY on any significant accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of UHY, would have caused it to make reference thereto in connection with their respective reports on our financial statements for such years.  No reportable event as described in paragraph (a)(1)(v) of item 304 of Regulation S-K occurred during the years ended December 31, 2012 and 2011.

Item 9A.	Controls and Procedures

(a)
Effectiveness of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures that are designed to ensure information required to be disclosed in our reports under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management, including our Chief Executive Officer ("CEO") and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Our management, including the CEO and CFO, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K.  As described below under Management’s Annual Report on Internal Control over Financial Reporting, we have identified a material weakness as of December 31, 2012.  As a result of this material weakness, our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective.

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

The Company's management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, and in making this assessment, used the criteria set forth by the Committee of Sponsoring Organizations of the

Treadway Commission in Internal Control-Integrated Framework ("COSO"). Based on management's assessment using those criteria management has concluded that the Company's internal control over financial reporting was ineffective at December 31, 2012.

The following material weakness was present at December 31, 2012:

Financial Close Process: Controls over our financial close process were deficient in areas related to accrued liabilities and accounting for multi-client seismic data library. These deficiencies resulted from the following:

(a)	lack of the ability to accumulate complete and accurate information to estimate certain liabilities,

(b)	lack of the ability to complete our evaluation, testing and any required remediation in a timely fashion to allow us to assess the effectiveness of controls as of December 31, 2012.

During 2012, we continued executing the remediation program that began during 2011, which included assessing the adequacy of processes and procedures underlying the specific areas discussed above, expanding and strengthening our controls surrounding the multi-client process, and strengthening their policies, procedures, and controls surrounding accrued expenses to ensure cooperation and coordination with departments outside of the accounting department.

We are committed to continuing to improve our internal control processes and will continue to review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may decide to take additional measures to address our control environment. We, however, cannot be certain that the measures undertaken will be sufficient to address any deficiencies identified or ensure that our internal control over financial reporting is effective. If we are unable to provide reliable and timely internal and external financial reports, our business and prospects could suffer material adverse effects. In addition, we may in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting pursuant to the Rules of the Securities and Exchange Commission that permit the Company to provide only management's report in the annual report.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers
Set forth below are the names, ages and positions of the Company's directors and executive officers as of December 31, 2012. Except for Mr. Crowley, who was appointed to the board on November 8, 2012, all of the Company's directors named below were elected at the 2012 Annual Meeting for a term of one year or until his successor is duly elected and qualified.

Name	Age	Position with Geokinetics	Office Held Since
William R. Ziegler	70	Chairman (non-executive) and Director	1997
David J. Crowley	54	President, Chief Executive Officer and Director	2012
Robert L. Cabes, Jr.	43	Director	2006
Christopher M. Harte	65	Director	1997
Gary M. Pittman	49	Director	2006
Christopher D. Strong	54	Director	2007
Anthony Tripodo	60	Director	2010
Steven A. Webster	61	Director	1997
Gary L. Pittman	57	Executive Vice President and Chief Financial Officer	2010
Lee Parker	44	Executive Vice President - Operations	2007
Alejandra Veltmann	44	Vice President and Chief Accounting Officer	2012
William L. Moll, Jr.	46	Vice President, General Counsel and Corporate Secretary	2010

There are no family relationships between any of the directors or executive officers of Geokinetics.

William R. Ziegler has served as a member of the Board of Directors since August 1, 1997 and has served as the Chairman (non-executive) since February 2, 1999. Since January 2001, Mr. Ziegler has been of counsel at the law firm of Satterlee Stephens Burke & Burke, LLP, located in New York, NY. Prior to that, he was a partner in such law firm and its predecessors. Mr. Ziegler is currently a private investor, a General Partner of Somerset Capital Partners and a director of several private corporations. We believe that Mr. Ziegler's legal background, his board and corporate governance experience, and his familiarity with the seismic industry provide an important resource and skill set to our Board and his position as Chairman.

David J. Crowley has served as the President and Chief Executive Officer since November 8, 2012. Mr. Crowley previously served as the President and Chief Operating Officer of the Company since May 31, 2012. Mr. Crowley previously served as the President and Chief Executive Officer of Enventure Global Technology, L.L.C., an oilfield services company, from April, 2010 through May, 2012. Mr. Crowley held the position of President of U.S. Operations at Precision Drilling Oilfield Services, Inc., where he led the United States and International divisions, from December, 2008 through November, 2009. From July 2007 through December 2009, Mr. Crowley held the position of Executive Vice President and Chief Operating Officer at Grey Wolf Inc. (which was acquired by Precision Drilling Oilfield Services, Inc.). From April 2003 through July 2007, Mr. Crowley held the position of Senior Vice President of Operations at The Offshore Drilling Company (which was acquired by Hercules Offshore). From January 2001 through March 2003, Mr. Crowley held the position of Director of International Business Development at ENSCO International Inc. Prior to joining ENSCO, Mr. Crowley held various overseas positions in operations, engineering and marketing at Schlumberger Limited over a 20-year period beginning in June, 1980.
Robert L. Cabes, Jr. has served as a member of the Board of Directors since November 2, 2006. Mr. Cabes has been a Partner of Avista Capital Holdings, L.P., a private equity firm focused on investments in the energy, healthcare and media sectors, since June 2005. From April 2001 to June 2005, Mr. Cabes served as Principal of Global Energy Partners, or GEP, a specialty group within Credit Suisse's asset management business that made investments in energy companies. Mr. Cabes currently serves as a director of ACP II Marcellus; ACP II Utica; Celtique Energie, Limited; Hansa Hydrocarbons; Hi-Crush Proppants; Laramie Energy; Laredo Energy; Manti Exploration; Royal Offshore; and Spartan Offshore Drilling. Prior to joining GEP, Mr. Cabes was with Credit Suisse's and Donaldson, Lufkin and Jenrette's Investment Banking Division (prior to its acquisition by Credit Suisse in 2000) where he worked on debt and equity securities underwriting and mergers and acquisitions for energy companies. Before joining Donaldson, Lufkin and Jenrette, Mr. Cabes spent six years with Prudential Securities in its energy corporate finance group in Houston and New York. Mr. Cabes holds a B.B.A. from Southern Methodist University and is a CFA charterholder. Mr. Cabes brings to our Board his financial and analytical expertise in the energy sector, including his experience as a director of numerous oilfield services companies. Mr. Cabes was nominated to serve on the Board by the holders of the Company's Series B-1 Preferred Stock in accordance with the terms of the Certificate of Designations for the Series B-1 Preferred Stock.
Christopher M. Harte has served as a member of the Board of Directors since August 1, 1997. He was publisher of the Minneapolis Star Tribune from 2007 to 2009 and has been a private investor for more than the past five years. He is a director of Harte Hanks, Inc. (a direct marketing and shopper publishing company). We believe Mr. Harte's experience as a chief executive officer, his experience in marketing and public policy, and his public company director experience provide a valuable resource to the Board.
Gary M. Pittman has been a private investor for more than the past fifteen years and has served as a member of the Board of Directors since March 8, 2006. Mr. Pittman has been a Director of Constellation Energy Partners since 2012. From 1987 to 1995, Mr. Pittman was Vice President of the Energy Recovery Fund, a $180 million private equity fund focused on the energy industry. Mr. Pittman was a director and former Chairman of PostRock Energy, a natural gas exploration and production and interstate pipeline company. Mr. Pittman has served as a director of Quest Energy, an E&P MLP; director and compensation committee chair of Flotek Industries, an oilfield service company; director and audit committee member of Czar Resources, Ltd., a public Canadian exploration and production company; secretary, vice president and director of Sub Sea International, an offshore robotics and diving company; and owned and operated an oil and gas production and gas gathering company in Montana. We believe Mr. Pittman's energy industry and public company compensation, audit and governance experience and expertise are critical skill sets for our board.
Christopher D. Strong has served as a member of the Board of Directors since May 15, 2007. Mr. Strong is the former President and Chief Executive Officer of Union Drilling, Inc., an operator of land-based drilling rigs based in Fort Worth, TX, and had served in that capacity since April 2004. From June 1, 2003 to April 1, 2004, Mr. Strong served as Union Drilling's President and Treasurer. From May 1999 to June 1, 2003, he served as Union Drilling's Vice President and Chief Financial Officer. From 1994 until he joined Union, he served in various capacities at Hvide Marine, a marine oilfield service company, most recently as Vice President-Finance and Treasurer. From 1990 through 1994, Mr. Strong was Treasurer of Port Everglades, a seaport with one of the largest non-refinery petroleum tank farms in the country. Mr. Strong also served as an officer in the U.S. Navy. Mr. Strong brings to our Board over 15 years of experience in the oil and gas industry, including his extensive experience in finance and accounting.
Anthony Tripodo has served as a member of the Board of Directors since March 22, 2010. Mr. Tripodo joined Helix Energy Solutions Group as Executive Vice President and Chief Financial Officer in June 2008, having served on its Board of Directors since February 2003. From 2007 to 2008, he served as Executive Vice President & Chief Financial Officer of Tesco Corporation, a technology based oilfield services company. From 2003 to 2007, he served as Managing Director of Arch Creek Advisors LLC, a Houston based investment banking firm. From 1997 to 2003, Mr. Tripodo was Executive Vice President of Veritas DGC, Inc., an international oilfield service company specializing in geophysical services. Previously, Mr. Tripodo served 16 years in various executive capacities with Baker Hughes, including serving as Chief Financial Officer of both the Baker Performance Chemicals and the Baker Oil Tools divisions. Mr. Tripodo also served as a director of Petroleum Geo-Services, a Norwegian based oilfield services company specializing in geophysical services, Vetco International Ltd., a London based oilfield services company and TXCO Resources, an independent oil and gas exploration company. Mr. Tripodo brings many years of experience both as an officer of publicly-traded companies and a member of audit committees of various publicly traded companies overseeing finance and accounting functions to our Board of Directors. Mr. Tripodo was nominated to serve on the Board by PGS pursuant to the terms of the purchase agreement between PGS and Geokinetics.
Steven A. Webster has served as a member of the Board of Directors since August 1, 1997. Since co-founding the firm in July 2005, Mr. Webster has served as Co-Managing Partner of Avista Capital Partners, which makes private equity investments in energy, healthcare and other industries. Mr. Webster serves as Chairman of Carrizo Oil & Gas, Inc. and Basic Energy Services, Inc. He also serves on the boards of Era Group Inc., Hi-Crush Partners LP and Hercules Offshore, Inc. and as a Trust Manager of Camden Property Trust. He is also a General Partner of Somerset Capital Partners. From 2000 to 2005, Mr. Webster served as Chairman of Global Energy Partners, an affiliate of Credit Suisse. He was a founder and served as Chief Executive Officer of Falcon Drilling Company, Inc. and its successor, R&B Falcon Corporation from January 1988 to June 1999. Mr. Webster's extensive financial, analytical and investment banking experiences provide a critical skill set to the Board, as well as his experience as board chairman, director and senior executive of multiple publicly-traded oilfield service companies and oil and gas exploration companies which make up our customer base.

Gary L. Pittman has served as Executive Vice President and Chief Financial Officer since October 13, 2010. Prior to joining the Company, Mr. Pittman served as the Executive Vice President and Chief Financial Officer of Edge Petroleum Corporation, a publicly held independent oil and gas exploration company, from January 2009 to December 2009, when Edge was sold to Mariner Energy, Inc. In 2009, Edge Petroleum Corporation filed a voluntary petition for reorganization under Chapter 11 of the U.S. Code. Prior to that, he served as Vice President of Special Projects of Tronox Incorporated, a publicly held chemical company, from September 2008 to January 2009. In January 2009, Tronox Incorporated filed a voluntary petition for reorganization under Chapter 11 of the U.S. Code. From March 2008 to August 2008, Mr. Pittman served as Vice President, Chief Financial Officer, Treasurer and Secretary of Vermilion Bay Exploration, Inc. and Vermilion Resources, Inc., privately owned oil and gas exploration companies. Mr. Pittman also served as Senior Vice President, Chief Financial Officer, Treasurer and Secretary of Pioneer Companies, Inc., a publicly held chemical company, from 2002 to 2007, when Pioneer was sold to Olin Corporation. Prior to that, Mr. Pittman served as Chief Financial Officer of Coho Energy, Inc. which, in 2002, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Code. There is no relationship between Gary L. Pittman and Gary M. Pittman, a director of the Company.
Lee Parker has served as Executive Vice President - Operations since March 1, 2009 and was appointed Executive Vice President - International Operations effective September 1, 2007. Mr. Parker previously served as the Vice President - Acquisition Technology & Support for the Company since September 8, 2006. Prior to joining the Company, Mr. Parker served as Vice President - Technology of Grant since March 2001. During the period September 1993 through March 2001, he served in various technical and managerial roles for Grant in Europe, Africa, South America and the United States. Mr. Parker worked for Southtrim Autoclaves Ltd, a pharmaceutical equipment manufacturer, for five years prior to joining Grant.
Alejandra Veltmann has served as the Vice President and Chief Accounting Officer since December 6, 2012. Ms. Veltmann previously served as the Company's Corporate Controller since May 2011. Prior to joining the Company, in September 2009 she founded an international financial consulting practice for clients in the oil and gas services industry, including the Company. From June 2007 to December 2008, she held the position of Director of Compliance for Grey Wolf Drilling, Inc. and was promoted to Controller, Operations in January 2009, shortly after the company was acquired by Precision Drilling (NYSE:PDS), a publicly held international oil and gas drilling contractor, a position she held until August 2009. From 2002 to May 2007, Ms. Veltmann held several financial management positions, including consulting in the role of CFO for entrepreneurial companies. Prior to that, she served as audit senior manager for KPMG. Ms. Veltmann is a certified public accountant and holds a BBA degree in Accounting from The University of New Mexico.
William L. Moll, Jr. has served as Vice President, General Counsel and Corporate Secretary since April 1, 2010, after joining the Company in January 2010 as Vice President and Corporate Counsel. Mr. Moll has over 18 years of relevant experience, primarily representing publicly traded companies in the oil and gas industry. Prior to joining Geokinetics, Mr. Moll was with Patterson-UTI Energy, Inc., a drilling services contractor, since February 2007 where he served as General Counsel and Secretary. Prior to that, Mr. Moll spent 11 years with Stewart & Stevenson, a supplier of equipment used in oilfield services, where he held positions of increasing responsibility in the legal department. Mr. Moll began his legal career in 1991 with the law firm of Andrews & Kurth LLP after graduating from the University of Houston Law Center.
Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Exchange Act requires Geokinetics' directors, officers and persons who own more than 10% of a registered class of Geokinetics' equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of the common stock and other equity securities of the Company. Officers, directors, and greater than 10% beneficial owners are required by SEC regulations to furnish Geokinetics with copies of all Section 16(a) reports they file with the SEC.
Based solely upon information furnished to Geokinetics and contained in reports filed with the SEC, as well as any written representations that no other reports were required, Geokinetics believes that all SEC reporting obligations of its directors, officers and beneficial owners of greater than 10% were satisfied in compliance with Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2012.
Code of Business Conduct and Ethics
Our Code of Business Conduct and Ethics was adopted by the Board of Directors on December 28, 2006, and applies to our directors, officers and employees, including the principal executive officer and principal financial officer. Our Code of Business Conduct and Ethics is available on our website and www.geokinetics.com under “Investor Relations” and “Corporate Governance.” You may also request a copy of the Code of Business Conduct and Ethics at no cost by making a written or telephone request for copies to Geokinetics Inc., 1500 CityWest Blvd., Suite 800, Houston, Texas 77042; Attention: Corporate

Secretary. Any amendments to or waivers of the Code of Conduct and Business Ethics will also be posted on our website at www.geokinetics.com.
Audit Committee
The Audit Committee is comprised of Messrs. Tripodo (Chairman), Harte, Pittman and Strong. The Audit Committee's charter requires the committee to oversee Geokinetics' financial reporting process and report the results of its activities to the Board. The primary duties of the Audit Committee consist of, among other things:

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

The Company's principal independent auditor, UHY LLP, reports directly to the Audit Committee. In addition, the Audit Committee provides an open line of communication between the internal auditors, the independent auditor and the Board. As required by the Sarbanes-Oxley Act of 2002, the SEC requires that the Company disclose whether or not the Audit Committee has an “audit committee financial expert” as a member. An “audit committee financial expert” is defined as a person who, based on his or her experience, has the following attributes:

•	an understanding of generally accepted accounting principles and financial statements;

•	an ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;

•
experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and level of complexity of issues that can reasonably be expected to be raised by Geokinetics' financial statements, or experience actively supervising one or more persons engaged in such activities;

•	an understanding of internal controls and procedures for financial reporting; and

•	an understanding of audit committee functions.

The Board of Directors has determined that Messrs. Tripodo (Chairman), Pittman and Strong each satisfy the definition of “audit committee financial expert,” and has designated each of them as an “audit committee financial expert.”
The certifications of our chief executive officer and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are attached as Exhibits 31.1 and 31.2 to this report.

Item 11.	Executive Compensation

Summary Compensation Table for Fiscal Year Ended December 31, 2012
The following table sets forth information regarding compensation earned in or with respect to the last two fiscal years by:

•	each person who served as the chief executive officer during 2012; and

•	the two most highly compensated executive officers, other than the chief executive officers, who were serving as an executive officer at the end of 2012.

These four executive officers are referred to as our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($) (2)	Stock Awards ($) (3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (5)	All Other Compensation ($) (6)	Total ($)
David J. Crowley	2012	254,344	—	157,500	56,000	—	378	468,222
President and CEO(1)	2011	—	—	—	—	—	—	—
Richard F. Miles	2012	436,369	270,000	—	—	—	11,916	718,285
Former President and CEO(1)	2011	450,005	—	84,750	—	—	10,751	545,506
Gary L. Pittman	2012	312,001	—	—	—	—	12,032	324,033
Executive Vice President and CFO	2011	312,002	—	101,342	—	125,000	10,719	549,063
Lee Parker	2012	285,001	—	—	—	—	12,042	297,043
Executive Vice President- Operations	2011	285,000	—	—	13,740	115,000	11,889	425,629

(1)
Mr. Crowley was appointed as President and Chief Operating Officer on May 31, 2012. On November 8, 2012, Mr. Miles retired as Chief Executive Officer and Mr. Crowley was appointed as Chief Executive Officer.

(2)	Mr. Miles received a $270,000 cash bonus pursuant to the terms of the separation and release agreement that the Company entered into with Mr. Miles on November 8, 2012.

(3)
These amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Mr. Pittman received 5,200 shares of restricted stock in place of a cash bonus for 2010. The restricted stock awarded for 2010 performance, which has a May 2, 2011 grant date, vests equally on May 15, 2012 and May 15, 2013. The fair value of the awards is based on the closing price of our common stock ($9.71) on the date of grant. On November 7, 2011, the Board awarded 25,000 shares of restricted stock to Mr. Miles and 15,000 shares of restricted stock to Mr. Pittman. The restricted stock awards vest equally on November 15, 2012, 2013 and 2014. The fair value of the awards is based on the closing price of our common stock ($3.39) on the date of grant. On May 30, 2012, the Board awarded 350,000 shares of restricted stock to Mr. Crowley in connection with his appointment as President and Chief Operating Officer. The restricted stock award vests equally on May 15, 2013, 2014 and 2015. The fair value of the award is based on the closing price of our common stock ($.45) on the date of grant. On the effective date of the Plan, all outstanding restricted stock will be cancelled without consideration.

(4)
These amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions made in the valuation, please see “Note 11 - Employee Benefits” of the Notes to Consolidated Financial Statements. On November 7, 2011, the Board awarded 6,000 nonqualified options to purchase common stock to Mr. Parker, with a grant date fair value of $2.29 per option. On May 30, 2012, the Board awarded 200,000 nonqualified options to purchase common stock to Mr. Crowley, with a grant date fair value of $.28 per option, in connection with his appointment as President and Chief Operating Officer. On the effective date of the Plan, all outstanding stock options will be cancelled without consideration.

(5)
These amounts reflect cash bonuses paid under the Company's 2011 Incentive Compensation Plan based on performance for the fiscal year ended December 31, 2011 that were approved by the Compensation Committee on November 6, 2012. The 2012 bonus amounts for the named executive officers are not expected to be paid until May 2013.

(6)
The Company makes matching 401(k) plan contributions and pays the premiums for life insurance that exceeds $50,000 on behalf of the named executive officers. No amounts of executive compensation are deferred under the 401(k) plan.

Name	Year	401(k) Match ($)	Life Insurance Premiums ($)	Total ($)
David J. Crowley	2012	—	378	378
	2011	—	—	—
Richard F. Miles	2012	11,250	666	11,916
	2011	9,887	864	10,751
Gary L. Pittman	2012	11,250	782	12,032
	2011	9,855	864	10,719
Lee Parker	2012	11,250	792	12,042
	2011	11,025	864	11,889

Compensation for 2012
Base Salaries
The named executive officers are parties to employment agreements with the Company, as described below, that provide for minimum base salaries, subject to annual review and adjustment. The base salaries of our named executive officers are evaluated annually after reviewing business results and individual performance, as well as comparison to internal peers and external market data for similar roles. Mr. Crowley's base salary was increased from $400,000 to $525,000 in connection with his appointment as Chief Executive Officer on November 8, 2013. The other named executive officers did not receive an increase in base salary in 2012.
Bonuses
In 2012, the Company utilized a performance-based variable incentive compensation program for all key staff, management and executives. Under this program, individual target bonus award levels were based on a target percentage of each eligible employee's salary in accordance with the provisions described in the Company's total compensation program. The bonus targets are distributed in accordance with each employee's organizational grade. The achievement of targets is based on corporate performance, business unit performance and personal performance. Bonus eligible employees are measured on a combination of these components. The 2012 bonus amounts for the named executive officers are not expected to be paid until May 2013.
Equity Awards
The Board approved awards of 350,000 shares of restricted stock and 200,000 stock options for Mr. Crowley in connection with his appointment as President and Chief Operating Officer in May 2012. No other equity awards were made to any of the named executive officers for 2012.
Retirement and Health/Welfare Benefits
Executive officers are eligible to participate in all of the employee benefit plans, including Company-paid medical, dental, vision, group life and accidental death and dismemberment insurance and the 401(k) plan, on the same basis as other employees. Additionally, Geokinetics currently provides a matching contribution up to 4.5% on a 6.0% employee contribution under its 401(k) and international retirement plans. Geokinetics does not offer pension or retirement benefits. International officers and employees may have slightly different employee benefit plans than those offered domestically, typically based on certain legal requirements in each specific country. Currently, our named executive officers are not entitled to benefits, or perquisites, that are not otherwise available to all of our employees.

Employment Agreements
David J. Crowley
Mr. Crowley's employment agreement provides for an annual base salary of $400,000 and that Mr. Crowley is eligible to participate in the Company's Incentive Compensation Plan based on an annual target of 67% of his base salary, with a maximum award of 100% of his base salary. Mr. Crowley's base salary was increased from $400,000 to $525,000 in connection with his appointment as Chief Executive Officer on November 8, 2013. Mr. Crowley is entitled to a lump-sum severance payment equal to one year of his current annual base salary and one year of his target bonus if he resigns for good reason or if his employment is terminated by the Company without cause. Regardless of the reason for termination, Mr. Crowley's eligibility for severance pay is contingent upon his compliance with certain non-competition obligations in the employment agreement. Mr. Crowley is not entitled to severance pay for a termination based on death or disability, resignation without good reason, or termination for cause. Mr. Crowley is entitled to a lump-sum severance payment equal to two times his current annual base salary and his target bonus if the Company terminates his employment without cause or if he resigns with good reason within one year after a change of control. The employment agreement also contains various non-solicitation provisions.
If the Company terminates Mr. Crowley's employment without cause or if he resigns with good reason within one year after a change of control, then all of Mr. Crowley's outstanding equity awards will immediately vest and any options will continue to be exercisable during the remainder of the term of the option subject to the terms of the option agreement. However, if a change of control occurs in which (i) the Company is not the surviving entity in the transaction or survives as a subsidiary of an entity other than a previously wholly owned subsidiary of the Company and, immediately after giving effect to the transaction, the surviving entity is a publicly traded entity or a direct or indirect controlled subsidiary of a publicly traded entity or (ii) the Company is acquired by another entity whose securities are publicly traded or the securities of a direct or indirect controlling parent of such entity are publicly traded, then all of Mr. Crowley's outstanding equity awards will immediately vest as of the date of the change of control and the term of any outstanding options will continue to be exercisable during the remainder of the term of the option subject to the terms of the option agreement and the terms of the change of control transaction.
Gary L. Pittman
Mr. Pittman's employment agreement provides for an annual base salary of $312,000 and a discretionary bonus with a target of 66% of his base salary. If Geokinetics terminates Mr. Pittman's employment without cause or Mr. Pittman resigns from his employment for good reason, Mr. Pittman is entitled to 12 months' severance pay. The employment agreement provides that Mr. Pittman is not entitled to severance pay if his employment is terminated due to death, disability, his resignation (other than for good reason), or termination for cause, unless Geokinetics advises Mr. Pittman of its intention to enforce certain non-compete obligations. In the event Geokinetics undergoes a change in control, all of Mr. Pittman's stock options and any other equity awards then outstanding will immediately become 100% vested and immediately and fully exercisable. The agreement also contains various non-compete and non-solicitation provisions.
Lee Parker
Mr. Parker's employment agreement provides for an annual base salary of $285,000 and a discretionary bonus with a target of 66% of his base salary. If Geokinetics terminates Mr. Parker's employment without cause, Mr. Parker is entitled to 12 months' severance pay. The employment agreement provides that Mr. Parker is not entitled to severance pay if his employment is terminated due to death, disability, his resignation, or termination for cause, unless Geokinetics advises Mr. Parker of its intention to enforce certain non-compete obligations. In the event Geokinetics undergoes a change in control resulting in a reduced salary or job function, Mr. Parker has the right to resign from Geokinetics within six months of the date of event in addition to receiving 12 months' salary. In the event of a change in control, Mr. Parker will automatically vest in 50% of the outstanding, unvested equity from each vesting period. In addition, if the change in control results in a reduced job function, Mr. Parker will automatically vest in the remaining 50% of the outstanding, unvested equity from each vesting period (thereby resulting in 100% vesting in outstanding, unvested equity). The agreement also contains various non-compete and non-solicitation provisions.
Separation and Release Agreement
On November 8, 2012, Richard F. Miles entered into a separation and release agreement with the Company in connection with his retirement as Chief Executive Officer and as a member of the board of directors of the Company. The separation and release agreement provided, among other things, that (i) Mr. Miles will receive a $270,000 cash bonus, (ii) Mr. Miles will receive $900,000 in cash severance payments, with $225,000 to be paid on May 9, 2013 and the remainder to be paid in 18 monthly installments of $37,500 per month, (iii) the Company will pay the medical and dental insurance premiums under COBRA for Mr. Miles and his eligible dependents for 18 months or until Mr. Miles and his eligible dependents are covered under another plan or the Company is no longer obligated to offer COBRA coverage and $750 per month for the six-month period commencing at the end of such 18-month period if Mr. Miles and his dependents continue to be eligible for COBRA coverage at such time, and (iv) all unvested stock options, restricted stock or other equity compensation granted to Mr. Miles fully vested as of the date of the agreement.
In the separation and release agreement, Mr. Miles provided a customary general release to the Company and agreed to remain subject to certain confidentiality and non-competition covenants originally set forth in his employment agreement. Mr. Miles also agreed to serve as a special advisor to the board of directors of the Company on a month-to-month basis for a period of time in exchange for a monthly advisory fee of $2,500.
Outstanding Equity Awards as of December 31, 2012
The following table provides information as of December 31, 2012, regarding exercisable and unexercisable stock options and unvested restricted stock awards held by each of the named executive officers. On the effective date of the Plan, all outstanding equity interests, including all of the stock options and restricted stock in the following table, will be cancelled without consideration.

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
David J. Crowley	5/30/2012	—	200,000	(1)	0.49	5/30/2022	—		—
	5/30/2012	—	—			—	350,000	(6)	17,500
Richard F. Miles(2)	—	—	—		—	—	—		—
Gary L. Pittman	11/7/2011	—	—		—	—	10,000	(7)	500
	5/2/2011	—	—		—	—	2,600	(8)	130
	10/13/2010	20,000	30,000	(3)	6.98	10/13/2020	—		—
Lee Parker	11/7/2011	2,000	4,000	(4)	3.39	11/15/2017	—		—
	11/4/2010	20,000	10,000	(5)	6.60	11/15/2016	—		—
	7/27/2009	15,640	—		14.73	12/10/2013	—		—
	12/10/2007	3,000	—		28.00	11/15/2013	—		—

(1)	50,000 stock options will become exercisable on each of May 15, 2014, May 15, 2015, May 15, 2016 and May 15, 2017.

(2)
Pursuant to the terms of the separation and release agreement that the Company entered into with Mr. Miles on November 8, 2012, all stock options held by Mr. Miles became exercisable and all restricted stock held by Mr. Miles vested as of the date of the agreement.

(3)	30,000 stock options will become exercisable on November 15, 2013.

(4)	2,000 stock options will become exercisable on each of November 15, 2013 and November 15, 2014.

(5)	10,000 stock options will become exercisable on November 15, 2013.

(6)	116,666 shares will vest on each of May 15, 2013 and May 15, 2014 and 116,667 shares will vest on May 15, 2015.

(7)	5,000 shares will vest on each of November 15, 2013 and November 15, 2014.

(8)	2,600 shares will vest on May 15, 2013.

(9)	The market value is determined by the closing price of our common stock ($.05) on December 31, 2012.
2012.

Director Compensation
For 2012, each incumbent non-employee director received an annual retainer of $30,000 and each director is also entitled to receive $1,500 per Board meeting attended in person or by telephone. An additional stipend of $15,000 was received by the Chairman; $15,000 for the Audit Committee Chairman; $15,000 for the Compensation Committee Chairman; $5,000 for the Nominating and Governance Committee Chairman; and each Committee member is entitled to receive $1,000 per Committee meeting attended in person or by telephone. The members of the Special Committee, which is comprised of Messrs. Pittman (Chairman), Strong and Tripodo, also receive $1,000 per Committee meeting attended in person or by telephone and the Special Committee Chairman receives an additional stipend of $15,000. There is no deferred compensation for directors.
The Board grants equity awards to directors on an annual basis in an amount recommended by the Compensation Committee and approved by the full Board. In March 2012, the Compensation Committee recommended an award of 10,000 shares of restricted stock to the directors for 2012. The value of the restricted stock price is based on the closing stock price of our common stock, $1.89, on the date of grant, March 13, 2012. The restricted stock will vest equally over three years on each of May 15, 2013, 2014 and 2015.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1) (2)	Option Awards ($) (3)	All Other Compensation ($)	Total $
William R. Ziegler(4)	75,500	18,900	—	—	94,400
Gary M. Pittman(5)	117,375	18,900	—	—	136,275
Christopher M. Harte	73,500	18,900	—	—	92,400
Steven A. Webster	50,000	18,900	—	—	68,900
Robert L. Cabes, Jr.(6)	77,000	18,900	—	—	95,900
Christopher D. Strong	98,500	18,900	—	—	117,400
Anthony Tripodo(7)	108,500	18,900	—	—	127,400
Gottfred Langseth(8)	16,500	18,900	—	—	35,400

(1)	These amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(2)
As of December 31, 2012, each of the nonemployee directors had aggregate outstanding 15,833 shares of unvested restricted stock, except Mr. Tripodo who had 14,833 shares of unvested restricted stock. On the effective date of the Plan, all outstanding restricted stock will be cancelled without consideration.

(3)
As of December 31, 2012, each of the nonemployee directors other than Mr. Tripodo had aggregate outstanding 4,302 stock options. On the effective date of the Plan, all outstanding stock options will be cancelled without consideration.

(4)	Chairman of the Board.

(5)	Chairman of Corporate Governance and Nominating Committee and Chairman of Special Committee.

(6)
Chairman of Compensation Committee. Mr. Cabes is obligated under his employment arrangement with Avista Capital Holdings L.P. to transfer any remuneration he receives as a director of the Company to Avista.

(7)	Chairman of Audit Committee.

(8)	Mr. Langseth did not stand for re-election as a director at the Company's 2012 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 8, 2013, the number of shares of common stock and Series B-1 Preferred Stock beneficially owned by (i) each person known by Geokinetics to be the holder of more than 5% of any class of our voting securities, (ii) each director, (iii) each named executive officer, and (iv) all of Geokinetics directors and executive officers as a group. None of the directors or executive officers beneficially own any Series B-1 Preferred Stock. Unless otherwise indicated, each holder has sole voting and investment power with respect to the shares of common stock or Series B-1 Preferred Stock owned by such holder.

Ownership of Directors and Executive Officers

Directors and Executive Officers	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Common Stock(1)	Amount and Nature of Beneficial Ownership of Series B-1 Preferred Stock	Percent of Series B-1 Preferred Stock(1)	Percent of Voting Securities Beneficially Owned
Steven A. Webster	1,142,363	(2)	5.7%	—	—	4.5%
William R. Ziegler	727,328	(3)	3.7%	—	—	2.9%
Christopher M. Harte	183,137	(4)	*	—	—	*
Gary M. Pittman	29,752	(5)	*	—	—	*
Robert L. Cabes, Jr.	32,367	(6)	*	—	—	*
Christopher D. Strong	29,337	(7)	*	—	—	*
Anthony Tripodo	19,250	(8)	*	—	—	*
David J. Crowley	350,000	(9)	1.8%	—	—	*
Gary L. Pittman	40,200	(10)	*	—	—	*
Lee Parker	86,649	(11)	*	—	—	*
Richard F. Miles	210,280	(12)	1.1%	—	—	*
All Current Directors and Executive Officers as a Group (12 Persons)	2,673,383		13.3%	—	—	10.4%

Certain Beneficial Owners

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Common Stock(1)	Amount and Nature of Beneficial Ownership of Series B-1 Preferred Stock		Percent of Series B-1 Preferred Stock(1)	Percent of Voting Securities Beneficially Owned
Avista Capital Partners GP, LLC
65 E. 55th Street, 18th Floor
New York, NY 10022	4,967,954	(6)(13)	22.8%	327,288	(14)	90.9%	36.8%
Levant America S.A.
750 Lexington Avenue, 26th Floor
New York, NY 10022	—			32,720	(15)	9.1%	2.0%
Petroleum Geo-Services ASA
Strandveien 4, P.O. Box 89
N-1326 Lysaker, Norway	3,318,616	(16)	15.9%	—		—	12.5%

* Less than 1%.

(1)
In accordance with Rule 13d-3 promulgated by the SEC under the Exchange Act, each person listed in this table is deemed to beneficially own shares of common stock issuable to such person upon exercise of options or warrants or upon conversion of convertible securities if such exercise or conversion may be effected within 60 days. However, shares of common stock issuable upon exercise or conversion of securities held by other persons are not deemed to be outstanding for purposes of determining the percentage of the class of voting securities held by such person. In addition, certain shares may be deemed beneficially owned by more than one person or entity listed in the table. On March 8, 2013 there were issued and outstanding 19,136,516 shares of common stock, warrants to purchase 3,735,000 shares of common stock, 360,008 shares of Series B-1 Preferred Stock convertible into 5,642,759 shares of common stock, and 554,126 shares of unvested restricted stock. On the effective date of the Plan, all outstanding equity interests, including all of the common stock, restricted common stock, options to purchase common stock, warrants, and preferred stock reflected in this table, will be cancelled without consideration.

(2)
Includes (i) 719,353 shares of common stock owned of record by Mr. Webster, (ii) 15,833 shares of unvested restricted stock, (iii) 4,302 shares of common stock issuable upon the exercise of vested stock options, (iv) 203,875 shares of common stock purchasable within 60 days upon the exercise of warrants owned of record by Mr. Webster, (v) 110,702 shares of common stock owned of record by Kestrel Capital, L.P., since Mr. Webster is President of Peregrine Management, LLC, the sole General Partner of Kestrel Capital, L.P., and (iv) 88,298 shares of common stock owned of record by Cerrito Partners, since Mr. Webster is the Managing Partner of Cerrito Partners.

(3)
Includes (i) 590,693 shares of common stock owned of record by Mr. Ziegler, (ii) 15,833 shares of unvested restricted stock, (iii) 4,302 shares of common stock issuable upon the exercise of vested stock options, and (iv) 116,500 shares of common stock purchasable within 60 days upon the exercise of warrants owned of record by Mr. Ziegler.

(4)
Includes (i) 12,232 shares of common stock owned of record by Mr. Harte, (ii) 15,833 shares of unvested restricted stock, (iii) 4,302 shares of common stock issuable upon the exercise of vested stock options, (iv) 75,298 shares of common stock owned of record by Spicewood Investment Partners 2004 L.P., of which Mr. Harte is the general partner, and (v) 75,472 shares of common stock owned of record by Spicewood Family Partners of which Mr. Harte is the general partner.

(5)
Includes (i) 9,617 shares of common stock owned of record by Mr. Pittman, (ii) 15,833 shares of unvested restricted stock, and (iii) 4,302 shares of common stock issuable upon the exercise of vested stock options.

(6)
Includes (i) 12,232 shares of common stock owned of record by Mr. Cabes, (ii) 15,833 shares of unvested restricted stock, and (iii) 4,302 shares of common stock issuable upon the exercise of vested stock options. Mr. Cabes is obligated under his employment arrangement with Avista Capital Holdings, L.P. to disclaim all rights of ownership to any Geokinetics capital stock he is awarded by the Company.

(7)
Includes (i) 9,202 shares of common stock owned of record by Mr. Strong, (ii) 15,833 shares of unvested restricted stock, and (iii) 4,302 shares of common stock issuable upon the exercise of vested stock options.

(8)	Includes (i) 4,417 shares of common stock owned of record by Mr. Tripodo and (ii) 14,833 shares of unvested restricted stock.

(9)	350,000 shares of unvested restricted stock.

(10)
Includes (i) 7,600 shares of common stock owned of record by Mr. Pittman, (ii) 12,600 shares of unvested restricted stock and (iii) 20,000 shares of common stock issuable upon the exercise of vested stock options. Does not include 30,000 shares of common stock issuable upon the exercise of stock options that are not exercisable within 60 days of March 8, 2013.

(11)
Includes (i) 46,009 shares of common stock owned of record by Mr. Parker and (ii) 40,640 shares of common stock issuable upon the exercise of vested stock options. Does not include 14,000 shares of common stock issuable upon the exercise of stock options that are not exercisable within 60 days of March 8, 2013.

(12)	Includes (i) 131,000 shares of common stock owned of record by Mr. Miles and (ii) 79,280 shares of common stock issuable upon the exercise of vested stock options.

(13)
Information is based upon a Schedule 13D/A filed with the SEC on May 10, 2012 and the Company's internal records. Includes (i) 2,266,340 shares owned of record by Avista and (ii) 597,614 shares of common stock owned of record by Avista Offshore. Avista Capital Partners GP, LLC is the general partner of both Avista and Avista Offshore. Also includes (i) 1,664,964 shares of common stock, purchasable within 60 days upon the exercise of warrants owned by Avista and (ii) 439,036 shares of common stock purchasable within 60 days upon the exercise of warrants owned by Avista Offshore. Mr. Webster and Mr. Cabes disclaim beneficial ownership of any shares of common stock held by Avista and Avista Offshore.

(14)	5,129,906 shares of common stock are issuable upon the conversion of 327,288 shares of Series B-1 Preferred Stock held by Avista and Avista Offshore.

(15)	512,853 shares of common stock are issuable upon the conversion of 32,720 shares of Series B-1 Preferred Stock.

(16)
Information is based upon a Schedule 13D/A filed with the SEC on April 26, 2011. Includes 2,153,616 shares issued as part of the acquisition of PGS Onshore and 1,165,000 shares of common stock purchasable within 60 days upon the exercise of the 2010 Warrants.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2012, we had three active equity compensation plans approved by security holders: the 2002 Plan, the 2007 Plan and the 2010 Plan. Adopted in March 2003 and amended in November 2006, the 2002 Plan has 800,000 shares of common stock authorized for issuance; the 2007 Plan, adopted on May 23, 2007, has 750,000 shares of common stock authorized for issuance; and the 2010 Plan, adopted on April 1, 2010, has 1,600,000 shares of common stock authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	845,876	7.50	591,344
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	845,876	7.50	591,344

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions
Below are the transactions that occurred during the last two fiscal years and proposed transactions in which, to Geokinetics' knowledge, the Company was or is a party, and in which any director, director nominee, executive officer, holder of more than 5% of our voting securities or any member of their immediate family had or will have a direct or indirect material interest:
PGS Agreement
The Company previously entered into an agreement with PGS whereby PGS agreed to operate the Company's seismic data acquisition business in Libya for the Company's benefit until completion of the formation of a subsidiary in Libya and acquisition of the required licenses to own and operate the business in Libya. The Company agreed to reimburse PGS for the costs of operating the business for the Company's benefit. During the fourth quarter of 2010 and the first quarter of 2011, the Company formed a subsidiary in Libya and acquired certain licenses necessary to operate its business there. However, as a result of the civil unrest in Libya, the Company has been unable to operate its business or utilize its equipment in Libya since the first quarter of 2011. During the second quarter of 2012, the Company began to transfer this equipment out of the area and the process was completed during the third quarter of 2012.
Avista Commitment Letter
On March 16, 2012, the Company entered into a commitment letter with Avista to obtain up to $10 million in debt financing until January 1, 2013. In consideration for their obligations under the commitment letter, the Company paid Avista a fee of $300,000 at the time the commitment letter was executed and an additional $463,000 for payments of the cash equivalent value of certain warrant obligations during the 2012 fiscal year. The commitment letter was terminated in December 2012.
As of March 8, 2013, Avista collectively held 4,967,954 shares of common stock of record, 327,288 shares of Series B-1 Preferred Stock, 133,982 shares of Series C-1 Preferred Stock, 64,000 shares of Series D Junior Preferred Stock and warrants to purchase 2,104,000 shares of common stock.
Preferred Stock Exchanges
On May 9, 2012, Geokinetics entered into (i) a Series B Preferred Stock Subscription and Exchange Agreement with the holders of the Company's Series B Senior Convertible Preferred Stock (the “Old Series B Preferred Stock”), pursuant to which the holders of the Old Series B Preferred Stock exchanged their shares of Old Series B Preferred Stock for an equal number of shares of the Series B-1 Preferred Stock and (ii) a Series C Preferred Stock Subscription and Exchange Agreement with the holders of the Company's Series C Senior Preferred Stock (the “Old Series C Preferred Stock”) pursuant to which the holders of the Series C Preferred Stock exchanged their shares of the Series C Senior Preferred Stock for shares an equal number of shares of the Series C-1 Senior Preferred Stock of the Company. Avista and Levant held all of the shares of the Old Series B Preferred Stock that were exchanged for the new Series B-1 Preferred Stock and Avista held all of the shares of the Old Series C Preferred Stock that were exchanged for the new Series C-1 Preferred Stock. The exchanges were consummated to resolve certain technical legal questions relating to the prior issuance of and/or amendment to certain shares of the Old Series B Preferred Stock and Old Series C Preferred Stock and to ensure that full legal effect is given to prior agreements between the Company and the holders of the Old Series B Preferred Stock and the Old Series C Preferred Stock.

The terms of the Series B-1 Preferred Stock are consistent with the terms of the Old Series B Preferred Stock such that the Series B-1 Preferred Stock is intended to have the same economic effect as the Old Series B Preferred Stock would have had assuming there were no questions relating to the issuance of and/or amendment to the Old Series B Preferred Stock, except for certain modifications to the anti-dilution provisions in the Series B-1 Preferred Stock. The modifications establish a floor in connection with the anti-dilution adjustments in the Series B-1 Preferred Stock to provide that an issuance of warrants in connection with the Commitment Letter will not result in an adjustment to the conversion price for the Series B-1 Preferred Stock below the closing price of our Common Stock on the last trading day before such warrants are issued. The terms of the New Series C-1 Preferred Stock are consistent with the terms of the Old Series C Preferred Stock such that the new Series C-1 Preferred Stock is intended to have the same economic effect as the Old Series C Preferred Stock would have had assuming there were no questions relating to the issuance of and/or amendment to the Old Series C Preferred Stock.
Warrant Amendments
On May 9, 2012, the Company amended the terms of the warrants to purchase common stock issued on July 28, 2008 (the “2008 Warrants”) to Avista to, among other things, provide that (i) if the exercise price of the 2008 Warrants is adjusted as result of the issuance, if any, of warrants pursuant to the commitment letter, then the adjusted exercise price will not be lower than the closing price of our common stock on the last trading day before such warrants are issued and (ii) the issuance of the Series B-1 Preferred Stock in connection with the exchange will not result in adjustment to the exercise price of the 2008 Warrants.
Also on May 9, 2012, the Company amended the terms of the warrants to purchase common stock issued on December 14, 2010 (the “2010 Warrants”) to Avista, Levant, PGS and Mr. Webster, Mr. Ziegler, and a trust affiliated with Mr. Harte, to, among other things, provide that the issuance of the Series B-1 Preferred Stock in connection with the exchange will not result in an adjustment to the exercise price of the 2010 Warrants.
Restructuring Support Agreement
On January 15, 2013, the Debtors entered into a restructuring support agreement with holders of more than 70% in aggregate principal amount of the Notes and Avista as the largest holder of the Company's preferred stock. Under the terms of the agreement, the Debtors agreed to implement a financial restructuring of the Company and its domestic subsidiaries and the other parties agreed to support and vote for either a pre-negotiated or pre-packaged plan of reorganization in accordance with the terms and conditions of the agreement. Under the proposed Plan, Avista will receive its pro rata share of a $6 million cash payment to the holders of the Series B-1 Preferred Stock and Series C-1 Preferred Stock.
Director Independence
We are not currently required to comply with the director independence requirements of any securities exchange. In determining whether our directors are independent, we apply the independence standards of the NYSE MKT. The Board has determined that Messrs. Cabes, Harte, Pittman, Strong, Tripodo and Ziegler are independent as defined under the NYSE MKT rules. The Board has determined that (i) Mr. Webster is not independent because he is the Co-Managing Partner of Avista Capital Partners, L.P., our largest stockholder and an affiliate of the Company, (ii) Mr. Crowley is not independent because he is the President and Chief Executive Officer of the Company and (iii) Mr. Miles was not independent because he was the President and Chief Executive Officer of the Company.

Item 14.	Principal Accounting Fees and Services

UHY LLP served as the Company's independent auditors for the fiscal years ended December 31, 2012 and 2011. Aggregate fees for professional services rendered to Geokinetics by UHY LLP for the fiscal years ended December 31, 2012 and 2011, were as follows (in thousands):

	Year Ended
	December 31,
	2012	2011
Audit Fees	$1,125	$1,810
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$1,125	$1,810

The audit fees for the years ended December 31, 2012 and 2011 were for professional services rendered for the audits of Geokinetics' consolidated financial statements, unaudited condensed quarterly financial statements, the review of documents filed with the SEC and consents.
Pre-Approval Policies and Procedures
The Audit Committee's “Policy on the Engagement of the Independent Auditor” requires the Audit Committee to approve all types of audit and permitted non-audit services to be performed by the Company's independent auditors during the year, as required under applicable law.
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

(1)Consolidated Financial Statements and Report of Independent Public Accounting Firm: See Index on page F-1.

(2) Financial Statements Schedule

All other schedules are omitted as they are inapplicable or the required information is furnished in our Consolidated Financial Statements or the Notes thereto.

(3)Exhibits

3.1	Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-3 filed on June 26, 2009 (file no. 333-160268)).

3.2	Certificate of Correction of the Certificate of Incorporation, dated May 9, 2012 (incorporated by reference from Exhibit 3.1 to Form 8-K filed on May 11, 2012 (file no. 001-33460))

3.3	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to Form 8-K filed on October 4, 2012 (file no. 001-33460))

3.4	Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Company’s Registration Statement on Form S-3 filed on June 26, 2009 (file no. 333-160268)).

3.5	Amendment to the Bylaws of the Company (incorporated by reference from Exhibit 3.1 to Form 8-K filed on May 17, 2007 (file no. 001-33460)).

3.6
Certificate of Elimination of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, and Series A Senior Convertible Preferred Stock, dated May 9, 2012 (incorporated by reference from Exhibit 3.4 to Form 8-K filed on May 11, 2012 (file no. 001-33460))

3.7	Fourth Amended Certificate of Designation of Series B Senior Convertible Preferred Stock (incorporated by reference from Exhibit 4.5 to Form 8-K filed on February 16, 2010 (file no. 001-33460)).

3.8	Certificate of Designation of Series B-1 Senior Convertible Preferred Stock, dated May 9, 2012 (incorporated by reference from Exhibit 3.2 to Form 8-K filed on May 11, 2012 (file no. 001-33460))

3.9	First Amended Certificate of Designation of Series C Senior Preferred Stock (incorporated by reference from Exhibit 4.4 to Form 8-K filed on February 16, 2010 (file no. 001-33460)).

3.10	Certificate of Designation of Series C-1 Senior Preferred Stock, dated May 9, 2012 (incorporated by reference from Exhibit 3.3 to Form 8-K filed on May 11, 2012 (file no. 001-33460))

3.11	Certificate of Designation of Series D Junior Preferred Stock (incorporated by reference from Exhibit 4.2 to Form 8-K filed on December 15, 2010 (file no. 001-33460)).

4.1	Warrant, dated July 28, 2008, issued by Geokinetics Inc. to Avista Capital Partners, L.P. (incorporated by reference from Exhibit 10.4 to Form 8-K filed on July 30, 2008 (file no. 001-33460)).

4.2
Amendment No. 1 to Geokinetics Inc. Warrant to Purchase 189,920 Shares of Common Stock, dated May 9, 2012, issued to Avista Capital Partners, L.P. (incorporated by reference from Exhibit 4.1 to Form 8-K filed on May 11, 2012 (file no. 001-33460))

4.3
Warrant, dated July 28, 2008, issued by Geokinetics Inc. to Avista Capital Partners (Offshore), L.P. (incorporated by reference from Exhibit 10.6 to Form 8-K filed on July 30, 2008 (file no. 001-33460)).

4.4
Amendment No. 1 to Geokinetics Inc. Warrant to Purchase 50,080 Shares of Common Stock, dated May 9, 2012, issued to Avista Capital Partners (Offshore), L.P. (incorporated by reference from Exhibit 4.2 to Form 8-K filed on May 11, 2012 (file no. 001-33460))

4.5
Indenture, dated as of December 23, 2009 by and among Geokinetics Holdings USA, Inc., Geokinetics Inc. and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to Form 8-K filed December 28, 2009 (file no. 001-33460)).

4.6
Registration Rights Agreement, dated as of December 23, 2009, by and among Geokinetics Holdings USA, Inc., Geokinetics Inc., the subsidiary guarantors party thereto and RBC Capital Markets Corporation and Banc of America Securities LLC, as representatives of the several initial purchasers. (incorporated by reference from Exhibit 4.3 to Form 8-K filed December 28, 2009 (file no. 001-33460)).

4.7
Supplemental Indenture No. 1, dated as of February 12, 2010, by and among Geokinetics Holdings USA, Inc., Geokinetics Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.2 to Form 8-K filed on February 16, 2010 (file no. 001-33460)).

4.8
Second Amended and Restated Registration Rights Agreement, dated February 12, 2010, by and among Geokinetics Inc. and the holders named therein (incorporated by reference from Exhibit 4.3 to Form 8-K filed on February 16, 2010 (file no. 001-33460)).

4.9	Form of 2010 Warrants (incorporated by reference from Exhibit 4.3 to Form 8-K filed on December 15, 2010 (file no. 001-33460)).

4.10	Form of Amendment No. 1 to Geokinetics Inc. Warrant to Purchase Common Stock, dated May 9, 2012 (incorporated by reference from Exhibit 4.3 to Form 8-K filed on May 11, 2012 (file no. 001-33460))

4.11
First Amendment, to Second Amended and Restated Registration Rights Agreement, by and among Geokinetics Inc. and the holders named therein (incorporated by reference from Exhibit 4.4 to Form 8-K filed on December 15, 2010 (file no. 001-33460)).

10.1†	2002 Geokinetics Inc. Stock Awards Plan (incorporated by reference from Exhibit 4.1 to Form S-8 filed on November 23, 2004 (file no. 333-120694)).

10.2†	2007 Geokinetics Inc. Stock Awards Plan (incorporated by reference from Exhibit 4.1 to Form S-8 filed on July 20, 2007 (file no. 333-144763))

10.3
Series B-2 and Warrant Purchase Agreement, dated July 28, 2008, by and among Geokinetics Inc. and the purchasers named therein. (incorporated by reference from Exhibit 10.3 to Form 8-K filed on July 30, 2008 (file no. 001-33460)).

10.4†
Employment Agreement by and between Geokinetics Inc. and Richard F. Miles dated October 21, 2008 (incorporated by reference from Exhibit 10.1 to Form 8-K filed on October 27, 2008 (file no. 001-33460)).

10.5
Amendment and Exchange Agreement dated December 2, 2009, by and among Geokinetics Inc., Avista Capital Partners, L.P., Avista Capital Partners (Offshore), L.P., and Levant America S.A. (incorporated by reference from Exhibit 10.2 to Form 8-K filed December 4, 2009 (file no. 001-33460)).

10.6
Purchase Agreement, dated December 3, 2009, by and among Geokinetics Inc. and certain of its direct and indirect wholly owned subsidiaries, and Petroleum Geo-Services ASA and certain of its direct and indirect wholly owned subsidiaries (incorporated by reference from Exhibit 10.1 to Form 8-K filed December 4, 2009 (file no. 001-33460)).

10.7
Amended and Restated Credit Agreement, dated as of August 12, 2011, by and among Geokinetics Holdings USA, Inc., Geokinetics Inc., Whitebox Advisors LLC as administrative agent and collateral agent, and the certain lenders named therein (incorporated by reference from Exhibit 10.1 to Form 8-K filed on August 16, 2011 (file no. 001-33460)).

10.8*
Credit Agreement (the “DIP Agreement”), dated as of March 13, 2013, by and among Geokinetics Holdings USA, Inc. and Cantor Fitzgerald Securities, as administrative and collateral agent to the certain lenders named therein.

10.9
Collateral Trust and Intercreditor Agreement, dated as of December 23, 2009, by and among Geokinetics Inc., Geokinetics Holdings USA, Inc., the guarantors party thereto, the priority debt representatives party thereto and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.2 to Form 8-K filed December 28, 2009 (file no. 001-33460)).

10.10†	Employment Agreement by and between Geokinetics Inc. and Lee Parker dated March 22, 2010 (incorporated by reference from Exhibit 10.5 to Form 10-Q filed on May 7, 2010 (file no. 001-33460)).

10.11†	Geokinetics Inc. 2010 Stock Awards Plan (incorporated by reference to Exhibit A of our Proxy Statement on Schedule 14A filed on March 29, 2010 (file no. 001-33460)).

10.12†
Employment Agreement by and between Geokinetics Inc. and Gary L. Pittman dated October 13, 2010 (incorporated by reference from Exhibit 10.1 to Form 8-K filed on October 14, 2010 (file no. 001-33460)).

10.13
Series D Preferred Stock and Warrant Purchase Agreement dated December 14, 2010, among Geokinetics Inc. and the purchasers party thereto (incorporated by reference from Exhibit 4.1 to Form 8-K filed on December 15, 2010 (file no. 001-33460)).

10.14
Form of Indemnification Agreement by and between Geokinetics Inc. and directors and executive officers (incorporated by reference from Exhibit 10.1 to Form 8-K filed on January 28, 2011 (file no. 001-33460)).

10.15†	Employment Agreement by and between Geokinetics Inc. and Diana Moore dated February 10, 2011 (incorporated by reference from Exhibit 10.1 to Form 8-K filed on February 10, 2011 (file no. 001-33460)).

10.16	Confidential Release and Settlement Agreement by and between Geokinetics Inc. and Gerald Gilbert dated December 31, 2011.

10.17
Purchase and Sale Agreement dated March 15, 2012 by and between Geokinetics Inc. and Seismic Exchange, Inc (incorporated by reference from Exhibit 10.1 to Form 10-Q filed on May 10, 2012 (file no. 001-33460))

10.18†
Employment Agreement by and between Geokinetics Inc. and David J. Crowley dated as of May 2, 2012 (incorporated by reference from Exhibit 10.1 to Form 10-Q filed on August 9, 2012 (file no. 001-33460))

10.19	Series B Preferred Stock Subscription and Exchange Agreement, dated May 9, 2012 (incorporated by reference from Exhibit 10.1 to Form 10-Q filed on August 9, 2012 (file no. 001-33460))

10.20	Series C Preferred Stock Subscription and Exchange Agreement, dated May 9, 2012 (incorporated by reference from Exhibit 10.3 to Form 10-Q filed on August 9, 2012 (file no. 001-33460))

10.21†
Separation and Release Agreement, dated as of November 8, 2012, by and between Richard F. Miles and Geokinetics Inc. (incorporated by reference from Exhibit 10.1 to Form 8-K filed on November 13, 2012 (file no. 001-33460))

10.22†	Employment Agreement, dated December 12, 2012, between Alejandra Veltmann and Geokinetics Inc. (incorporated by reference from Exhibit 10.1 to Form 8-K filed on December 12, 2012 (file no. 001-33460))

12.1*	Statement Regarding the Computation of Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of the Company.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive Data Files.

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

GEOKINETICS INC.

Date: March 28, 2013	By:	/s/ David J. Crowley
David J. Crowley
President, Chief Executive Officer and Director
(Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 28, 2013	By:	/s/ David J. Crowley
David J. Crowley
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 28, 2013		/s/ Gary L. Pittman
Gary L. Pittman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: March 28, 2013		/s/ Alejandra Veltmann
Alejandra Veltmann
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: March 28, 2013		/s/ William R. Ziegler
William R. Ziegler
Director (Non-executive Chairman)

Date: March 28, 2013		/s/ Steven A. Webster
Steven A. Webster
Director

Date: March 28, 2013		/s/ Christopher M. Harte
Christopher M. Harte
Director

Date: March 28, 2013		/s/ Gary M. Pittman
Gary M. Pittman
Director

Date: March 28, 2013		/s/ Robert L. Cabes, Jr.
Robert L. Cabes, Jr.
Director

Date: March 28, 2013		/s/ Christopher D. Strong
Christopher D. Strong
Director

Date: March 28, 2013		/s/ Anthony Tripodo
Anthony Tripodo
Director

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Geokinetics Inc.:

We have audited the accompanying consolidated balance sheets of Geokinetics Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, on March 10, 2013, the Company and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Code. Uncertainties inherent in the bankruptcy process raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ UHY LLP
 Houston, Texas
March 28, 2013

GEOKINETICS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, except share amounts)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$33,442	$44,647
Restricted cash	8,372	3,060
Accounts receivable, net	142,358	160,736
Deferred costs	9,246	13,941
Prepaid expenses	11,298	12,747
Other current assets	5,013	3,269
Total current assets	209,729	238,400
Property and equipment, net	150,037	212,636
Multi-client seismic data library, net	22,456	41,512
Deferred financing costs, net	8,913	12,987
Other assets, net	1,761	8,637
Total assets	$392,896	$514,172
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Short-term debt and current portion of long-term debt and capital lease obligations	$353,700	$4,543
Accounts payable	34,143	79,300
Accrued liabilities	87,596	79,836
Deferred revenue	21,042	32,675
Income taxes payable	19,456	18,969
Total current liabilities	515,937	215,323
Long-term debt and capital lease obligations, net of current portion	1,648	350,183
Deferred income taxes	12,686	8,062
Derivative liabilities	79	5,778
Mandatorily redeemable preferred stock	63,180	53,210
Other liabilities	—	1,122
Total liabilities	593,530	633,678
Commitments and contingencies
Mezzanine equity:
Preferred stock, Series B-1 Senior Convertible, $10.00 par value; 2,500,000 shares authorized, 386,975 shares issued and outstanding as of December 31, 2012 and 351,444 shares issued and outstanding as of December 31, 2011	93,312	83,313
Stockholders’ deficit:
Common stock, $.01 par value; 100,000,000 shares authorized, 19,684,359 shares issued and 19,165,389 shares outstanding as of December 31, 2012 and 19,289,489 shares issued and 18,990,290 shares outstanding as of December 31, 2011	197	193
Additional paid-in capital	220,240	228,410
Accumulated deficit	(514,403)	(431,442)
Accumulated other comprehensive income	20	20
Total stockholders’ deficit	(293,946)	(202,819)
Total liabilities, mezzanine equity and stockholders’ deficit	$392,896	$514,172

See accompanying notes to the consolidated financial statements.

GEOKINETICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenue	$595,824	$763,729	$558,134
Expenses:
Direct operating	424,365	603,275	455,899
Depreciation and amortization	123,924	158,388	112,897
General and administrative	65,467	75,608	81,394
Asset impairments	6,049	134,756	—
Total expenses	619,805	972,027	650,190
Loss from operations	(23,981)	(208,298)	(92,056)
Other income (expense):
Interest income	229	658	1,767
Interest expense	(52,093)	(48,198)	(39,594)
Gain (loss) from change in fair value of derivative liabilities	5,730	33,300	(6,415)
Foreign exchange gain (loss)	(738)	(2,333)	365
Other, net	2,810	4,858	2,059
Total other expense, net	(44,062)	(11,715)	(41,818)
Loss before income taxes	(68,043)	(220,013)	(133,874)
Provision for income taxes:
Current	10,295	10,147	13,986
Deferred	4,623	(8,107)	(9,176)
Total provision for income taxes	14,918	2,040	4,810
Net loss	(82,961)	(222,053)	(138,684)
Dividends and accretion	(10,102)	(9,198)	(8,850)
Loss applicable to common stockholders	$(93,063)	$(231,251)	$(147,534)
For Basic and Diluted Shares:
Loss per common share	(4.89)	(12.70)	(8.46)
Weighted average common shares outstanding	19,043	18,211	17,441

See accompanying notes to the consolidated financial statements.

GEOKINETICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In Thousands, except share amounts)

	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2009	15,578,528	$156	$215,859	$(70,705)	$20	$145,330
Stock-based compensation	—	—	2,888	—	—	2,888
Restricted stock issued, net	178,946	—	—	—	—	—
Accretion of preferred issuance costs and discounts	—	—	(1,596)	—	—	(1,596)
Accrual of preferred dividends	—	—	(7,254)	—	—	(7,254)
Issuance of common stock to underwriters under overallotment option	207,200	2	1,804	—	—	1,806
Issuance of common stock for PGS Onshore Acquisition	2,153,616	21	19,404	—	—	19,425
Cost of issuance of securities	—	—	(128)	—	—	(128)
Net loss	—	—	—	(138,684)	—	(138,684)
Balance at December 31, 2010	18,118,290	179	230,977	(209,389)	20	21,787
Stock-based compensation	—	—	2,665	—	—	2,665
Restricted stock issued, net	129,531	3	(3)	—	—	—
Accretion of preferred issuance costs and discounts	—	—	(1,065)	—	—	(1,065)
Accrual of preferred dividends	—	—	(8,133)	—	—	(8,133)
Issuance of common stock to the Lenders	1,041,668	11	3,969	—	—	3,980
Net loss	—	—	—	(222,053)	—	(222,053)
Balance at December 31, 2011	19,289,489	193	228,410	(431,442)	20	(202,819)
Stock-based compensation	—	—	1,936	—	—	1,936
Restricted stock issued, net	394,870	4	(4)	—	—	—
Accretion of preferred issuance costs and discounts	—	—	(1,147)	—	—	(1,147)
Accrual of preferred dividends	—	—	(8,955)	—	—	(8,955)
Net loss	—	—	—	(82,961)	—	(82,961)
Balance at December 31, 2012	19,684,359	$197	$220,240	$(514,403)	$20	$(293,946)

See accompanying notes to the consolidated financial statements.

GEOKINETICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, unless otherwise noted)

	Year Ended December 31,
	2012	2011	2010
OPERATING ACTIVITIES
Net loss	$(82,961)	$(222,053)	$(138,684)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	123,924	158,388	112,897
Asset impairments	6,049	134,756	—
Bad debt expense	377	1,921	1,549
Loss on prepayment of debt, amortization of deferred financing costs, and accretion of debt discount	6,710	6,060	6,725
Stock-based compensation	1,936	2,665	2,888
(Gain) loss on disposal/sale of assets	(1,557)	(5,254)	1,910
Deferred income taxes	4,624	(8,107)	(9,176)
Change in fair value of derivative liabilities	(5,730)	(33,300)	6,415
Changes in operating assets and liabilities:
Restricted cash, net of financing portion	(5,312)	(605)	(501)
Accounts receivable	18,001	2,033	40,915
Prepaid expenses and other assets	1,000	2,315	(978)
Deferred costs	4,695	8,825	(8,402)
Accounts payable	(45,157)	13,574	(7,697)
Deferred revenues	(11,633)	(16,862)	35,456
Accrued liabilities and other liabilities	15,798	15,118	(11,781)
Net cash provided by operating activities	30,764	59,474	31,536
INVESTING ACTIVITIES
Investment in multi-client	(45,692)	(70,115)	(51,035)
Acquisition, net of cash acquired	—	—	(180,832)
Proceeds from disposal of assets and insurance claims	19,474	2,919	426
Proceeds from sale of other assets	—	5,948	—
Purchase of other assets	(588)	(2,204)	(3,986)
Purchases and acquisition of property and equipment	(11,944)	(18,551)	(47,673)
Change in restricted cash	—	—	303,803
Net cash provided by (used in) investing activities	(38,750)	(82,003)	20,703
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	60,000	51,994
Proceeds from issuance of mandatorily redeemable preferred stock	—	—	30,000
Net change in short-term debt	1,330	2,194	—
Proceeds from common stock issuance, net	—	—	1,678
Payments on capital lease obligations and vendor financing	(3,765)	(2,427)	(25,025)
Payments on long-term debt	—	(33,000)	(73,641)
Payments of debt issuance costs	(784)	(2,442)	(4,570)
Net cash provided by (used in) financing activities	(3,219)	24,325	(19,564)
Net increase (decrease) in cash and cash equivalents	(11,205)	1,796	32,675
Cash and cash equivalents at the beginning of year	44,647	42,851	10,176
Cash and cash equivalents at the end of year	$33,442	$44,647	$42,851
Supplemental disclosures of cash flow information (in thousands):
Cash disclosures:
Interest paid	$20,163	$34,946	$31,356
Income taxes paid	$9,820	6,721	11,464
Non-cash disclosures:
Capitalized depreciation to multi-client seismic data library	3,616	5,586	2,729
Purchases of property and equipment under capital lease obligations and vendor financings, net of down payments	2,430	6,491	—
Deferred financing costs paid in common stock	—	3,980	—

See accompanying notes to the consolidated financial statements.

GEOKINETICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	Organization and Current Events

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

Voluntary Reorganization under Chapter 11

On January 15, 2013, the Debtors entered into a restructuring support agreement with holders of more than 70% in aggregate principal amount of the Notes and the largest holder of the Company's preferred stock. Under the terms of the RSA, the Debtors agreed to implement a financial restructuring of the Company and its domestic subsidiaries and the other parties agreed to support and vote for either a pre-negotiated or pre-packaged plan of reorganization in accordance with the terms and conditions of the agreement. The Plan provides for the exchange of the Notes for a newly issued common stock representing 100% of the issued and outstanding common stock of the reorganized Company (subject to dilution from a management incentive plan and the satisfaction of borrowings under the DIP Facility with common stock of the reorganized Company described below), the repayment of the Whitebox Revolving Credit Facility in full, the payment in full of unsecured creditors, including trade vendors, either at the conclusion of the Chapter 11 case or in the ordinary course of business, and a $6 million cash payment to certain of the Company's preferred stockholders.  The Company's existing common stock will not receive a distribution and all existing equity interests will be cancelled without consideration.

The reorganization is not expected to have a material impact on the Company's operations and it will seek to pay unsecured trade and other creditors in full either in the ordinary course of business or at the conclusion of the Chapter 11 case.

A special committee of the Company's Board of Directors unanimously approved entering into the RSA. The parties' commitment under the restructuring support agreement and the completion of the transactions contemplated by the restructuring support agreement are subject to a number of closing conditions, termination rights and approvals, including the achievement of certain milestones in the Chapter 11 process by the deadlines specified in the RSA.

The Company commenced a solicitation of acceptances of the Plan on February 7, 2013 and the Plan was approved by the classes entitled to vote on the Plan, which represented the requisite majority of the Company's stakeholders. On March 10, 2013, the Company filed voluntary petitions for relief under Chapter 11 of Title 11 of the U.S. Code in the Bankruptcy Court. The Plan remains subject to the approval of the Bankruptcy Court.

The Company entered into the DIP Facility with the Backstop DIP Lenders on March 13, 2013. The DIP Facility, which provides for term loans of up to $25 million, will be used for general corporate purposes and working capital needs in accordance with a budget approved by the Backstop DIP Lenders and to satisfy the costs associated with the restructuring.  All borrowings under the DIP Facility are to be satisfied in common stock of the reorganized Company under the terms of the Plan or repaid on the earlier of (i) the date that is four months after the effective date of the DIP Facility, (ii) the date the obligations are accelerated pursuant to the terms of the DIP Facility and (iii) the effective date of a Chapter 11 plan.

During the pendency of the bankruptcy proceedings, the Company plans to continue to operate its businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the U.S. Code and order of the Bankruptcy Court. The Company is seeking to emerge from bankruptcy early in the second quarter of 2013. The Company expects to enter into an Exit Facility in connection with the consummation of the reorganization to provide it with liquidity for operations after the restructuring.

Events Leading to Proposed Restructuring

The following is a general description of factors that ultimately led the Company to enter into a restructuring plan to restructure the Company's liabilities and maximize recoveries to holders of claims and interests. The Company incurred operating losses primarily due to delays in project commencements, low asset utilization, idle crew costs, and the Mexico liftboat incident, which resulted in serious concerns about the Company's liquidity beginning in 2011 and continuing into 2012. In 2011, the Company began working with a financial advisor regarding a possible right-sizing of the Company's capital structure, and the Company began focusing on improving liquidity by giving priority to generating cash flows while maintaining long-term commitments to providing high quality seismic data acquisition services. These actions included:

•	the May 31, 2012 appointment of David Crowley as the President and Chief Operating Officer and his subsequent appointment as Chief Executive Officer on November 9, 2012;

•	an increased focus on cost reductions;

•	the rationalization of operating locations resulting in the decision to close some of the Company's Africa and Middle East regional offices and operations;

•	the identification of additional assets for potential sale, including the sale of certain North American seismic data described below;

•	the centralization of bidding and management service processes to provide a higher level of control over costs; and

•
a focus on bidding for seismic acquisition services with consideration of required capital expenditures for additional equipment given the restrictions in cash required for bid or posting of performance or bid bonds.

In furtherance of the above, on March 31, 2012, the Company sold certain North American seismic data to SEI for $10 million in cash. The data sold included 4,751 miles of 3D data and 644 linear miles of 2D data. In connection with this sale, the Company retained the right to receive 75% of the new revenues generated and collected on this seismic data until the earlier of such time as the Company receives $2.0 million or March 7, 2017. If the Company receives $2.0 million prior to March 7, 2017, then the Company will thereafter receive 50% of the net revenues generated from the applicable seismic data until March 7, 2017. We have recognized $2.0 million for our portion during the period ended December 31, 2012.

The Company's financial position continued to deteriorate during the third quarter of 2012. Consequently, with the assistance of our legal and financial advisors, during the fourth quarter of 2012, the Company entered into discussions with the Lenders, certain holders of the Notes, and certain holders of the Company's preferred stock regarding the restructuring of the Debtors' balance sheet. The parties were initially unable to reach an agreement regarding a consensual restructuring, and a confidentiality agreement terminated on or about December 14, 2012.

On December 17, 2012, the Company announced that it had elected not to make the approximately $14.6 million interest payment on the Notes that was due on December 15, 2012 and to operate under the 30-day grace period provided for in the Notes Indenture. To avoid contested and lengthy Chapter 11 cases, the Company utilized the 30-day grace period to continue negotiations with its stakeholders and prepare for an in-court restructuring, which focused on a balance sheet restructuring designed to minimize the impact on operations.

As a result, on January 15, 2013, the Company entered into the Restructuring Support Agreement with these Noteholders and preferred stockholders. Under the terms of the Restructuring Support Agreement, the Company agreed to implement a financial restructuring of the Debtors, and the other parties to the Restructuring Support Agreement agreed to support and vote for either a pre-packaged or pre-negotiated plan of reorganization in accordance with the terms and conditions of the agreement. The Plan reflects the agreements reached in connection with the restructuring support agreement.

Summary of the Plan

The Plan provides that the Company will (i) repay $50 million in loans plus accrued interest outstanding under the Whitebox Revolving Credit Facility from the proceeds of an Exit Facility, (ii) newly issued common stock representing 100% of the issued and outstanding common stock of the reorganized Company (subject to dilution for a management incentive plan and satisfaction of borrowings under the the DIP Facility in common stock of the reorganized Company described below), (iii) pay general unsecured claims in full either at the conclusion of the Chapter 11 cases or in the ordinary course of business, and

(iv) make a $6 million cash payment to the holders of the Company's Series B-1 and Series C-1 preferred stock and cancel all of the preferred stock. The existing holders of the Company's Series D preferred stock and the common stock will not receive any distributions and their equity interests will be cancelled without consideration. The terms and conditions of the management incentive plan are expected to be determined after the Company emerges from Chapter 11.

The Plan represents a settlement and consensual arrangement among the Debtors’ significant creditor and equity constituencies. Based on the valuation analysis prepared by the Debtors with the assistance of its advisors, the value of the Debtors is not sufficient to provide a full recovery to the holders of Notes. The Debtors have determined that the value of the new common stock that will be distributed on account of the Note claims is approximately $224 million prior to any dilution from the DIP equity distribution, while the aggregate amount of the Notes outstanding is $300 million in principal, plus accrued and unpaid interest. Further, the Debtors and the consenting Noteholders concluded that in order to preserve and protect the Debtors’ present and future operations, it is critical that trade creditors, vendors, suppliers and customers are unimpaired by and experience minimal interruption during the Chapter 11 case. Therefore, in exchange for a fully consensual Chapter 11 process, the consenting Noteholders have agreed to support the settlement and compromise set forth in the Restructuring Support Agreement which provides for trade and other unsecured claims to be unimpaired and for the holders of the Company's Series B-1 and Series C-1 preferred stock to receive a $6 million cash payment.

Going Concern

The Company incurred a net loss for the years ended 2012, 2011 and 2010 and had a shareholders' deficit as of December 31, 2012 and 2011. To improve the Company's performance and address competitive challenges, the Company has developed a strategic plan for the ongoing operation of the Company's business.  Successful implementation of the Company's plan, however, is subject to numerous risks and uncertainties.  In addition, the increasingly competitive industry conditions under which the Company operates have negatively impacted the Company's results of operations and cash flows and may continue to do so in the future. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ability to continue as a going concern is contingent upon the Company's ability to comply with the financial and other covenants contained in the DIP Facility, the Bankruptcy Court's approval of the Company's reorganization plan and the Company's ability to successfully implement the Company's plan and obtain exit financing, among other factors. As a result of the Bankruptcy Filing, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Facility), for amounts other than those reflected in the accompanying consolidated financial statements. Further, the reorganization plan could materially change the amounts and classifications of assets and liabilities reported in the consolidated financial statements.  The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Bankruptcy Filing.

Delisting from the NYSE MKT
The Company's common stock was previously listed on the NYSE MKT (formerly the NYSE AMEX) under the trading symbol “GOK.” The NYSE MKT placed a trading halt on our common stock beginning on December 17, 2012 and subsequently suspended our listing before the opening of the market on December 27, 2012. On December 27, 2012, the OTCQB market operated by OTC Markets Group, Inc. (www.otcmarkets.com) and the OTC Bulletin Board (www.otcbb.com) began quoting our common stock under the symbol “GEOK.” The Company intends to deregister under the Exchange Act and to suspend its SEC reporting obligations after this Annual Report on Form 10-K is filed with the SEC.

NOTE 2.	Basis of Presentation and Significant Accounting Policies

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

The Company accounts for multi-client sales as follows:

(a)Pre-funding arrangements—The Company obtains funding from customers before a seismic project is completed.  In return for the pre-funding, the customer typically gains the ability to direct or influence the project specifications, to review the data as it is being processed and to pay discounted prices.  The Company recognizes pre-funding revenue as the services are performed on a proportional performance basis usually determined by comparing the completed square miles of a seismic survey to the survey size unless specific facts and circumstances warrant another measure.  Progress is measured in a manner generally consistent with the physical progress on the project, and revenue is recognized based on the ratio of the project’s progress to date, provided that all other revenue recognition criteria are satisfied.

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

(c)Sales of data jointly owned by us and partner—The Company has jointly acquired surveys with a partner whereby the Company shares the costs of acquisition and earn license revenues.  These revenues are recognized as the services are performed on a proportional performance basis provided that all other revenue recognition criteria are satisfied.

Deferred revenue consists primarily of customer payments made in advance of work done, progress billings and mobilization revenue amortized over the term of the related contract.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

Restricted Cash

Total restricted cash consists of cash and short-term investments, primarily certificates of deposit, carried at cost.  In the normal course of business, this amount is primarily cash collateral for letters of credit and performance guarantees.  At December 31, 2012, it also includes cash held in trust in connection with a short-term project financing agreement entered into in November 2011 by one of our subsidiaries in Latin America.

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

Level 1— Financial assets and liabilities whose values are based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.  The Company had no assets or liabilities in this category at December 31, 2012 and 2011.

Level 2— Financial assets and liabilities whose values are based on quoted market prices for similar assets and liabilities, quoted market prices in markets that are not active or other inputs that can be corroborated by observable market data.  The Company had no assets or liabilities in this category at December 31, 2012 and 2011.

Level 3— Financial assets and liabilities whose values are based on inputs that are both significant to the fair value measurement and unobservable.  Internally developed valuations reflect the Company’s judgment about assumptions market participants would use in pricing the asset or liability estimated impact to quoted market prices.  The Company records derivative liabilities on its balance sheet related to the 2008 and the 2010 Warrants and the conversion feature embedded in the Series B-1 Preferred Stock in this category.  At December 31, 2012 and 2011, the fair value of these liabilities was determined using a binomial tree valuation model.  At December 31, 2010, the fair value of these liabilities was determined using a Monte Carlo valuation model.  In selecting the binomial tree model to value the Company’s derivative liabilities at the end of 2012, management evaluated the model’s capability to incorporate certain provisions present in these financial instruments and believes that the model is consistent with the fair value measurement objectives and requirements under the applicable accounting guidance and that it has the ability to more easily assess the potential impact to the fair value measurements of changes in the underlying assumptions.  Changes in the fair value of these derivative liabilities are recognized in earnings.

The accounting guidance related to the disclosure about fair value of financial instruments requires the disclosure of the fair value of all financial instruments that are not otherwise recorded at fair value in the financial statements.  At December 31, 2012 and 2011, financial instruments recorded at contractual amounts that approximate fair value include cash and cash equivalents, restricted cash, accounts receivable and accounts payable.  The fair values of such items are not materially sensitive to shifts in market interest rates because of the short term to maturity of these instruments.  The fair value of the Company’s long-term debt is estimated using quoted market prices when available.  The fair value of the mandatorily redeemable preferred stock is calculated using the discounted cash flow method of the income approach.  See note 9.

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

Goodwill represents the excess of the purchase price over the estimated fair value of the assets acquired net of the fair value of liabilities assumed.  Overall accounting guidance for goodwill requires intangible assets with indefinite lives, including goodwill, be evaluated on an annual basis for impairment or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Prior to 2012, the Company performed its annual impairment tests on the carrying value of its goodwill as of December 31.  The impairment test requires the allocation of goodwill and all other assets and liabilities to reporting units.  If the fair value of a reporting unit is less than the book value (including goodwill), then goodwill is reduced to its implied fair value and the amount of any write-down is reflected in operations.  All of the Company’s goodwill was related to its seismic data acquisition reportable segment.  The Company used the discounted cash flow method (income approach), which focused on expected cash flows as well as the subject company valuation method.  In applying the discounted cash flow method, the expected cash flow was projected based on assumptions regarding revenues, direct costs, general and administrative expenses, depreciation, applicable income taxes, capital expenditures and working capital requirements for a finite period of years, which was five years in the Company’s test.  The projected cash flows and the terminal value, which was an estimate of the value at the end of the finite period and assumed a long-term growth rate, were then discounted to present value to derive an indication of the value of the reporting unit.  The subject company valuation method made a comparison of the Company’s projections to reasonably similar publicly traded companies.  In weighting the results of the different valuation approaches, the Company placed more emphasis on the income approach.  See note 4(d) for information on the goodwill impairment charge recorded during the year ended December 31, 2011.  At December 31, 2012 and December 31, 2011, the Company had no goodwill.

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

The Company periodically reviews the carrying value of the multi-client seismic data library.  If during any such review, the Company determines that the future revenue for a multi-client survey is expected to be more or less than the original estimate of total revenue, the company decreases or increases (as the case may be) the amortization rate attributable to the future revenue from the multi-client survey.  Furthermore, in connection with the review, the Company evaluates the recoverability of the multi-client seismic data library, and if required under applicable accounting guidance, records an impairment charge with respect to the multi-client survey.  During 2011, the Company performed its impairment review of such assets and determined that a specific multi-client survey was fully impaired.  Accordingly, the Company recorded an impairment charge of $2.4 million in 2011.  There were no impairment charges required for 2012 or 2010.

Other Assets

Certain investments accounted for under the cost method are included in other assets.  They are recorded at cost and reviewed periodically if there are events or changes in circumstances that may have a significant adverse effect on the fair value of the investments. During 2012, the Company identified events or changes in circumstances related to certain cost method investments and recorded an impairment charge of $6.0 million .

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

Derivative Liabilities

The Company has convertible preferred stock issued and outstanding and common stock warrants that were issued in connection with preferred stock issuances.  Both the convertible preferred stock conversion feature and warrants contain price protection provisions (or down-round provisions) which reduce their price in the event the Company issues additional shares at a more favorable price than the strike price of the instruments.  In accordance with applicable accounting guidance, the fair value of the conversion feature is bifurcated from the host instrument and recognized at fair value as a derivative liability on the Company’s consolidated balance sheet.  The warrants are also recognized at fair value as a derivative liability on the Company’s consolidated balance sheet.  At December 31, 2012 and 2011, the fair value for both of these instruments is determined using a binomial tree valuation model.  At December 31, 2010, the fair value of these instruments was determined using a Monte Carlo valuation model.  In selecting the binomial tree model to value the Company’s derivative liabilities at the end of 2012 and 2011, management evaluated the model’s capability to incorporate certain provisions present in these financial instruments and believes that the model is consistent with the fair value measurement objectives and requirements under the applicable accounting guidance and that it has the ability to more easily assess the potential impact to the fair value measurements of changes in the underlying assumptions.

The fair value of the conversion feature, the warrants and other issuance costs of the preferred stock financing transaction are recognized as a discount to the preferred stock host.  The discount is accreted to the preferred stock host from the Company’s paid in capital, treated as a deemed dividend, over the period from the issuance date through the earliest redemption date of the preferred stock.

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

The foreign exchange net gain (loss) was $(0.8) million, $(2.3) million and $0.4 million during the years ended December 31, 2012, 2011 and 2010, respectively.

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

Stock-Based Compensation

The Company accounts for stock-based compensation by recognizing all share-based payments to employees, including grants of employee stock options, in the financial statements based on their grant date fair values.  Compensation cost related to share-based payments to employees is recognized as expense over the requisite service period, reduced by expected forfeitures.  Compensation cost for awards granted prior to, but not vested, as of January 1, 2006, would be based on the grant date attributes originally used to value those awards for pro forma purposes.  The Company uses the modified prospective transition method, utilizing the Black-Scholes option pricing model for the calculation of the fair value of employee stock options.  Under the modified prospective method, the Company would record compensation cost related to unvested stock awards at December 31, 2005, by recognizing the unamortized grant date fair value of these awards over the remaining vesting periods of those awards with no change in historical reported earnings. On the effective date of the Plan, all stock options will be cancelled and all unrecognized compensation expense will be expended immediately.

Contingent Liabilities

The Company accrues for contingent liabilities when such contingencies are probable and reasonably estimable.  The Company generally records losses related to these types of contingencies as direct operating expenses or general and administrative expenses in the consolidated statements of operations.

Legal Costs Incurred in Connection with a Loss Contingency

The Company expenses legal costs in the period in which they are incurred.  These types of costs are generally recorded as general and administrative expenses in the consolidated statements of operations.

Recent Accounting Standards Not Yet Adopted

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires disclosure by component of other comprehensive income of the amounts reclassified out of accumulated other comprehensive income by component and into net earnings for the reporting period. ASU 2013-02 is effective for reporting periods beginning on or after December 15, 2012.

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 allows an entity to first assess qualitative factors in determining whether events and circumstances indicate that it is more-likely-than not that an indefinite-lived intangible asset is impaired. If an entity determines that it is not more-likely-than not that the indefinite-lived intangible asset is impaired, then the entity is not required to perform a quantitative impairment test. ASU 2012-02 is effective for fiscal years beginning after September 15, 2012.

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11, which increases disclosures about offsetting assets and liabilities. New disclosures are required to enable users of financial statements to understand significant quantitative differences in balance sheets prepared under U.S. GAAP and International Financial Reporting Standards (IFRS) related to the offsetting of financial instruments. The existing U.S. GAAP guidance allowing balance sheet offsetting, including industry-specific guidance, remains unchanged. ASU No. 2013- 01, released in January 2013, offers clarification on the scope of ASU No. 2011-11 as it applies to derivatives accounted for in accordance with Topic 815. The guidance in ASU No. 2011-11 and No. 2013-01 is effective for annual and interim reporting periods beginning on or after January 1, 2013. The disclosures should be applied retrospectively for all prior periods presented.

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

The Company does not expect the adoption of these pronouncements to impact its consolidated financial statements.

Recent Accounting Standards Adopted

In August 2012, the FASB issued ASU No. 2012-03, Technical Amendments and Corrections to SEC paragraphs and amends SEC paragraphs to make it more consistent with accounting principles generally accepted in the U.S. issued by the FASB and included in the ASC. Most of the changes were considered minor. The provisions are effective upon issuance. The adoption of this standard in August 2012 did not have an impact on our consolidated financial statements, and there were no material impacts to our financial statement disclosures.

In June 2011, the FASB issued an update to ASC 220, Presentation of Comprehensive Income. This ASU provides an entity with the option to present comprehensive income in either (i) a single statement that presents the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income; or (ii) a two-statement approach which presents the components of net income and total net income in a first statement, immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The presentation of other comprehensive income in the statement of changes in equity was eliminated. The guidance is applied retrospectively and the Company adopted the provisions of this ASU on January 1, 2012, with the exception of those amendments relating to the presentation of reclassification adjustments out of accumulated other comprehensive income, which has been deferred as mentioned above. The Company elected the option to present comprehensive income in a single statement. However, the adoption of this guidance did not have a impact on the Company’s consolidated financial statements as there were no items related to comprehensive income during 2012, 2011 and 2010.

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

In February 2010, the Company acquired PGS Onshore for cash and stock consideration valued at $202.8 million.  The acquisition of PGS Onshore was expected to provide the Company with a significant business expansion of its seismic data acquisition segment into Mexico, North Africa, the Far East, and in the United States, including Alaska.  In addition, the acquisition substantially increased the Company’s multi-client seismic data library with data covering approximately 5,500 square miles of 3D data located primarily in Texas, Oklahoma, Wyoming and Alaska.

The operations of PGS Onshore have been combined with those of the Company since February 12, 2010.  Disclosure of earnings of PGS Onshore since the acquisition is not practicable as it is not being operated as a standalone subsidiary.

The acquisition of PGS Onshore was accounted for by the purchase method, with the purchase price being allocated to the fair value of assets purchased and liabilities assumed.  During the first quarter of 2011, the Company finalized the fair values of the assets acquired and liabilities assumed and recorded an adjustment to reduce the value of property and equipment by $1.1 million and increase goodwill by the same amount.  The adjustment reflected the Company’s assessment of certain damaged equipment.

NOTE 4:	Assets

(a)Restricted Cash

As of December 31, 2012 and 2011, restricted cash was approximately $8.4 million and $3.1 million, respectively. At both periods, restricted cash included cash held to collateralize standby letters of credit and performance guarantees. Additionally, at December 31, 2012 and 2011, respectively, restricted cash included $4.1 million and $0.2 million held in trust in connection with a short-term project financing agreement entered into in November 2011 by one of our subsidiaries in Latin America.  See note 6.

(b)Accounts Receivable

A summary of accounts receivable is as follows (in thousands):

	December 31,
	2012	2011
Trade	$96,535	$113,382
Unbilled	35,029	32,557
Other	11,445	17,554
Total accounts receivable	143,009	163,493
Less allowance for doubtful accounts	(651)	(2,757)
	$142,358	$160,736

The Company utilizes the specific identification method for establishing and maintaining its allowance for doubtful accounts.  The activity in the allowance for doubtful accounts is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance at beginning of period	$2,757	$2,519	$1,167
Bad debt expense	377	1,921	1,549
Write-offs, net of recoveries	(2,483)	(1,683)	(197)
Balance at the end of the period	$651	$2,757	$2,519

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

At the time of sale, the related accounts receivable are removed from the balance sheet and the proceeds and cost are recorded.  Accounts receivable sold under this arrangement totaled $186.6 million, $59.9 million and $3.0 million during the years ended December 31, 2012, 2011 and 2010, respectively.  The loss on the sale of these accounts receivable during the years ended December 31, 2012, 2011 and 2010 was $0.5 million, $0.3 million and $0.0 million, respectively, and is included in operating expenses in the Company’s consolidated statement of operations.

(c)Property and Equipment

Property and equipment is comprised of the following (in thousands):

	Estimated	December 31,
	Useful Life	2012	2011
Field operating equipment	3-10 years	$302,006	$318,530
Vehicles	3-10 years	70,398	76,849
Buildings and improvements	6-39 years	8,266	10,948
Software	3-5 years	26,254	25,554
Data processing equipment	3-5 years	9,120	9,765
Furniture and equipment	3-5 years	3,858	3,994
		419,902	445,640
Less: accumulated depreciation and amortization		(272,109)	(235,281)
		147,793	210,359
Assets under construction		2,244	2,277
		$150,037	$212,636

The Company reviews the useful life and residual values of property and equipment on an ongoing basis considering the effect of events or changes in circumstances.

Depreciation expense was $70.5 million, $69.9 million, and $68.9 million during the years ended December 31, 2012, 2011, and 2010, respectively.

If appropriate, the Company capitalizes interest cost incurred on funds used to construct property and equipment.  The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life.  The Company did not capitalize interest during 2012 or 2011.  Interest cost capitalized was $1.1 million for the year ended December 31, 2010.

In April 2011, the Company experienced a loss of certain equipment as a result of a wildfire in Colorado, in the United States, which reached the Company’s staging area.  The lost assets were fully insured.  During the year ended December 31, 2011, the Company recorded a net loss of $0.2 million in connection with this event, which reflects insurance proceeds received of $1.5 million.  The claims process was finalized during the first quarter of 2012 and the Company received additional insurance proceeds of $2.1 million.  All insurance proceeds will be used to replace the lost equipment.

The Company stores and maintains property and equipment in the countries in which it does business. In connection with the acquisition of PGS Onshore in February 2010, the Company acquired certain property and equipment in Libya and entered into an agreement with PGS to operate the business there on the Company’s behalf. The Company subsequently completed the formation of a subsidiary and acquired certain required licenses to operate its seismic acquisition business. However, as a result of the civil unrest in Libya, the Company has been unable to operate its business or utilize its equipment in Libya since the first quarter of 2011. During the second quarter of 2012, the Company began to transfer this equipment out of the area and the process was completed during the third quarter of 2012. At December 31, 2012, there is no equipment remaining in Libya.

(d)Goodwill

All of the Company’s goodwill was related to its seismic data acquisition reportable segment.  The changes in the carrying amounts of goodwill were as follows (in thousands):

	Year ended December 31,
	2012	2011
Balance at the beginning of the year	$—	$131,299
Changes to goodwill relating to the acquisition of PGS Onshore (see note 3)	—	1,077
Goodwill impairment (see below)	—	(132,376)
Balance at the end of the year	$—	$—

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

Given the events impacting the Company during the third quarter of 2011, including the Mexico liftboat incident, a sustained decline in the Company’s market capitalization and the credit rating downgrades, the Company concluded that there were sufficient indicators to require an interim goodwill impairment analysis during the third quarter of 2011.  In accordance with the applicable accounting guidance, the Company performed a two-step impairment test.  In the first step of the impairment test the fair value of the Company’s reporting unit was compared to their carrying amount, including goodwill, to determine if a potential impairment existed.  As the carrying amount of the reporting unit exceeded its fair value, the second step was performed to measure the amount of impairment by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  Due to the complexities inherent in the analysis required, the Company did not fully complete step two of the impairment analysis of goodwill at that time; however, it determined that an impairment loss could be reasonably estimated.  As of September 30, 2011, the Company recorded a preliminary goodwill impairment charge of $40.0 million, representing the best estimate within the range of the estimated impairment loss at that time.  During the fourth quarter of 2011, the Company finalized step two of the impairment analysis which resulted in the recognition of an additional impairment charge of $92.4 million.  Accordingly, at December 31, 2012 and 2011, the Company had no goodwill.  These charges are included in asset impairments in the Company’s consolidated statement of operations.

The following summarizes the most significant estimates and assumptions used by the Company in the goodwill impairment analysis in 2011:

•
The fair value estimate in step one was determined using a combination of the income approach and the market-based approach.  In weighting the results of these valuation approaches, the Company placed a greater emphasis on the income approach.

Income approach.

•
Estimated cash flows were projected based on certain assumptions regarding revenues, direct costs, general and administrative expenses, depreciation, income taxes, capital expenditures and working capital requirements for the next 5 years.

•	The terminal value assumed a long-term growth rate of 3%.

•	The projected cash flows and the terminal value were discounted to present value using a discount rate of 16.2%. The discount rate reflected the Company's current credit rating.

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

•
The calculation of the implied fair value of the goodwill of the Company's reporting unit required by step two included a full valuation of all the Company's recognized assets and liabilities and any of its unrecognized intangible assets.  In estimating the fair value for the subject assets, the Company utilized a combination of the market approach, cost approach, and the income approach.   For the fixed assets, the Company relied on the market and cost approaches.   The relief from royalty rate method, which considers both the market approach and the income approach, was used to  value the trade name, marine vibrator technology license, and certain technology under development.  The income  approach, specifically the multi-period excess earnings method, was used to value the backlog and the multi-client seismic data library.

The estimates and assumptions described above used to estimate the goodwill impairment charges recorded during 2011 are subject to a high degree of bias and uncertainty.  Different assumptions as to the Company's future revenues and cost structure, growth rate and discount rate would result in estimated future cash flows that could be materially different than those considered in the impairment assessment performed.  Any future fair value estimates for the Company's reporting unit that are greater than the fair value estimate as of September 30, 2011 will not result in a reversal of the impairment charges.

Certain disclosures are required about nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.  This applies to our reporting unit for which the Company estimated its fair value under step two of the impairment test. A fair value hierarchy exists for inputs used in measuring fair value.

	September 30, 2011 (in thousands)
	(Level 1)	(Level 2)	(Level 3)	Total Impairment Charge
Reporting unit's fair value	$—	$—	$296,543	$132,376
Total	$—	$—	$296,543	$132,376

(e)Multi-client Seismic Data Library

At December 31, 2012 and 2011, multi-client seismic data library costs and accumulated amortization consisted of the following (in thousands):

	December 31,
	2012	2011
Acquisition and processing costs	$180,174	$169,881
Less accumulated amortization	(157,718)	(128,369)
Multi-client data library, net	$22,456	$41,512

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

Multi-client seismic data library amortization expense for the years ended December 31, 2012, 2011 and 2010, was $53.3 million, $85.0 million and $38.0 million, respectively.

Multi-client seismic data library revenues for the years ended December 31, 2012, 2011 and 2010, were $83.0 million, $119.5 million and $71.1 million, respectively.

On March 15, 2012, the Company entered into a purchase and sale agreement pursuant to which the Company sold to SEI certain North America seismic data in exchange for $10.0 million in cash at a loss of $5.1 million. Under the agreement, the Company retained specified percentages of the net revenues generated and collected on the seismic data sold to SEI for a period of five years.

(f)Deferred Financing Costs

The Company had deferred financing costs of $8.9 million and $13.0 million at December 31, 2012 and 2011, respectively.

Changes in deferred financing costs are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance at the beginning of the period	$12,987	$11,794	$10,819
Capitalized (1)	—	6,422	4,570
Amortized (2)	(4,074)	(4,108)	(2,784)
Write-offs associated with early extinguishment of debt (3)	—	(1,121)	(811)
Balance at the end of the period	$8,913	$12,987	$11,794

(1)
In 2012, the Company recorded $0.8 million in deferred financing costs in connection with the Avista Commitment Letter. In 2011, the Company recorded $5.9 million in deferred financing costs in connection with the amended and restated credit agreement for the Whitebox Revolving Credit Facility.

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

NOTE 5:	Accrued Liabilities

Accrued liabilities include the following (in thousands):

	December 31,
	2012	2011
Accrued operating expenses	$23,064	$29,218
Accrued payroll, bonuses and employee benefits	39,386	42,035
Taxes payable, other than income	7,007	6,216
Accrued interest payable	17,428	1,381
Preferred dividends	484	411
Customer deposits	—	345
Other	227	230
	$87,596	$79,836

NOTE 6:	Debt and Capital Lease Obligations

Long-term debt and capital lease obligations were as follows (in thousands):

	December 31,
	2012	2011
Whitebox Revolving Credit Facility —11.125%	$50,000	$50,000
Senior Secured Notes, net of discount—9.75%	297,759	296,615
Capital lease obligations	4,480	5,873
Notes payable from vendor financing arrangements	—	166
Other (1)	3,109	2,072
Total	355,348	354,726
Less: current portion	(353,700)	(4,543)
Total, net(2)	$1,648	$350,183
_________________________________________________
(1)          Relates to the short-term project financing described below.
(2)          Excludes $63.2 million and $53.2 million, respectively, related to the mandatorily redeemable preferred stock.  See note 7.

Whitebox Revolving Credit Facility

On May 24, 2011, the RBC Revolving Credit Facility described below under "Extinguished Obligations," was assigned to the Lenders.  Contemporaneously with the assignment, the Company entered into a Forbearance Agreement and Amendment No. 5 whereby the Lenders agreed to waive compliance with certain terms and conditions under the RBC Revolving Credit Facility agreement, as previously modified and amended,  and to forbear from exercising any rights and remedies in connection with certain specified defaults under the RBC Revolving Credit Facility agreement until the earlier of August 22, 2011 or the execution of an amended and restated credit agreement.  Upon the assignment of the RBC Revolving

Credit Facility to the Lenders, the Company borrowed $48.3 million under the Whitebox Revolving Credit Facility, which were used to repay the RBC Revolving Credit Facility and for general working capital purposes.

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

Borrowings outstanding under the facility bear interest at 11.125%; amounts in excess of the amount outstanding up to the total amount available of $50.0 million are subject to an unused commitment fee of 11.125%.  The facility does not provide for the issuance of letters of credit and matures on September 1, 2014.  Borrowings under the facility are secured by certain of Geokinetics’ and its subsidiaries’ U.S. assets and the pledge of a portion of the stock of certain of its foreign subsidiaries.  There are no scheduled amortization or commitment reductions prior to maturity but the Company is required to prepay the facility with proceeds from certain asset sales.  The Company has the option to prepay the facility upon the issuance of certain equity securities or after the first year, subject to a reduction fee schedule.  The facility has no financial maintenance covenants. If the Plan is approved, the Company will repay the outstanding balance and any accrued interest from the proceeds of an Exit Facility upon emergence from Chapter 11.

Until August 12, 2011, when the amended and restated credit agreement was executed, the Company incurred interest and fees based on the terms of the RBC Revolving Credit Facility, as amended, including a ticking fee of 1% per quarter based on the maximum availability under the facility, a 1.5% fee for unused commitments and borrowings bore interest at a floating rate based on a specific formula.  The interest rate based on this formula was 8.75% during the period between May 24, 2011 and August 12, 2011.

Senior Secured Notes Due 2014

On December 23, 2009, Holdings issued $300.0 million of Notes in a private placement to institutional buyers at an issue price of $294.3 million, or 98.093% of the principal amount.  The discount is accreted as an increase to interest expense over the term of the Notes.  At December 31, 2012 and 2011, the effective interest rate on the Notes was 11.1% which includes the effect of the discount accretion and deferred financing costs amortization.  The stated interest rate on the Notes is 9.75% and is payable semi-annually in arrears on June 15 and December 15 of each year.  The Notes are fully and unconditionally guaranteed by Geokinetics and by each of Geokinetics’ current and future domestic subsidiaries (other than Holdings, which is the issuer of the Notes).  Pursuant to the terms of an inter-creditor agreement, the Notes are junior to the Whitebox Revolving Credit Facility as to receipt of collateral and/or collateral proceeds securing both the Whitebox Revolving Credit Facility and the Notes.  The Company may redeem up to 10% of the original principal amount of the Notes during each 12-month period at 103% of the principal amount plus accrued interest until the second anniversary following their issuance.  Thereafter, the Company may redeem all or part of the Notes at a prepayment premium which will decline over time.  In the event of a change of control, the Company will be required to make an offer to repurchase the Notes at 101% of the principal amount plus accrued interest.  The indenture governing the Notes contains customary covenants for non-investment grade indebtedness, including restrictions on the Company’s ability to incur indebtedness, to declare or pay dividends and repurchase its capital stock, to invest the proceeds of asset sales, and to engage in transactions with affiliates.

We elected not to make the approximately $14.6 million interest payment on the Notes that was due on December 15, 2012.

Events of Default on Indebtedness

The filing of the Chapter 11 petitions on March 10, 2013 described in Note 1 constituted an event of default and triggered the acceleration of a direct financial obligation as follows:

•
Under the Amended and Restated Credit Agreement, dated as of August 11, 2011, among the Company, Holdings and Whitebox Advisors, LLC, as administrative agent and collateral agent, and the lenders party thereto, the commitment of the lenders to make loans automatically terminated and the unpaid principal amount of all outstanding loans and interest and other amounts thereunder became automatically due and payable as a result of the filing of the Chapter 11 petitions. As of March 10, 2013, the obligations under the Credit Facility included $50 million in aggregate principal amount outstanding plus accrued and unpaid interest and other payments.

•
Under the Indenture, dated as of December 23, 2009, for the 9.75% Senior Secured Notes due 2014 among the Company, Holdings and U.S. Bank National Association, as trustee, all of the outstanding Notes became due and payable immediately as a result of the filing of the Chapter 11 petitions. As of March 10, 2013, there was $300 million in aggregate principal amount plus accrued and unpaid interest and other payments on the outstanding Notes.

Any efforts to enforce the payments or other obligations under these agreements or instruments are currently stayed as a result of the filing of the Chapter 11 petitions. The amount of obligations for the Credit Facility and Notes have been classified as current in the consolidated balance sheet as of December 31, 2012.

Capital Lease and Vendor Financing Obligations

From time to time, the Company enters into capital leases and vendor financing arrangements to purchase certain equipment.  The equipment acquired from these vendors is paid over a specified period of time based on the terms agreed upon.  During 2012 and 2011, the Company had purchases of property and equipment under capital lease obligations and vendor financings, net of down payments of $2.4 million and $6.5 million, respectively.

The amount due under all capital leases and vendor financing arrangements at December 31, 2012 and December 31, 2011 was approximately $4.5 million and $6.0 million, respectively.  The net book value of the property and equipment acquired under these capital leases and vendor financing agreements at December 31, 2012 and December 31, 2011 was approximately $6.9 million and $7.9 million, respectively.

Foreign Revolving Credit Lines

The Company maintains various foreign bank overdraft facilities used to fund short-term working capital needs.  At December 31, 2012, and December 31, 2011, the Company had approximately $0.8 million and $2.4 million, respectively, of available credit of which zero amounts were outstanding under these facilities.  The available credit and amount outstanding at December 31, 2012 excludes borrowings outstanding under the short-term project financing agreement discussed below.

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

The original agreement matured on December 17, 2012 and certain financial covenants applied as long as amounts remained outstanding under the agreement.  The Company’s subsidiary was not in compliance with these covenants at December 31, 2011 and subsequently secured a waiver through December 31, 2012. On December 21, 2012, the agreement was extended through November 29, 2013 and new covenants were established. As of December 31, 2012, the Company's subsidiary was in compliance with these covenants. The maximum credit available under this agreement is $7.6 million of which $2.6 million was outstanding at December 31, 2012.

Disbursements under the line of credit agreement are subject to a fee of 3.0% plus value added taxes, and borrowings outstanding under this agreement bear interest at 8.0% plus one-month LIBOR rate, which was 8.34% at December 31, 2012.

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

Future Maturities

At December 31, 2012, future maturities (principal only) of long-term debt, capital lease obligations, notes payable and mandatorily redeemable preferred stock are as follows (in thousands):

For the Years Ending December 31,
2013	$355,942
2014	1,596
2015	47,663
2016	37,837
2017 and thereafter	—
	$443,038	(1)
 _________________________________________
(1)Excludes unamortized discount of $2.2 million on long-term debt and $22.3 million on mandatorily redeemable preferred stock.  See note 7.

NOTE 7:	Mandatorily Redeemable Preferred Stock

The Company classifies its mandatorily redeemable preferred stock, which is not convertible or exchangeable for the Company’s common stock, as a long-term liability. Dividends paid or accrued are reflected as interest expense in the Company’s consolidated statement of operations.

Mandatorily redeemable preferred stock consisted of (in thousands, expect share amounts):

	December 31, 2012		December 31, 2011
	Shares		Shares
Series C-1 Mandatorily Redeemable Preferred:
Issued	133,982	$33,495	133,982	$33,495
Discount, net of accretion	—	(696)	—	(927)
Accrued interest	—	14,116	—	8,909
Series C-1 Mandatorily Redeemable Preferred, net	133,982	46,915	133,982	41,477
Series D Mandatorily Redeemable Preferred:
Issued	120,000	30,000	120,000	30,000
Discount, net of accretion	—	(21,572)	—	(22,049)
Accrued interest	—	7,837	—	3,782
Series D Mandatorily Redeemable Preferred, net	120,000	$16,265	120,000	$11,733
Total		$63,180		$53,210

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

The Company is required to redeem the Series C-1 Preferred Stock on December 16, 2015.  The Series C-1 Preferred Stock accrues dividends at a rate of 11.75%.  Dividends accrue until December 16, 2015.  The Series C-1 Preferred Stock is not convertible or exchangeable for Geokinetics’ common stock.  The liquidation value of the Series C-1 Preferred Stock was $47.6 million at December 31, 2012.  The Series C-1 Preferred Stock has liquidation preference over the Series D preferred stock (see below).

For the years ended December 31, 2012, 2011 and 2010, the Company recognized interest expense of $5.4 million $4.8 million and $4.1 million, respectively, related to the Series C-1 Preferred Stock, which includes accretion of discount of $0.2 million, $0.2 million and $0.2 million, respectively.

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

As a result of the anti-dilution provisions, the 2008 Warrants are accounted for at fair value and recorded as derivative liabilities in the Company's consolidated balance sheets at December 31, 2012 and 2011.

Series D Mandatorily Redeemable Junior Preferred Stock and 2010 Warrants

In December 2010, the Company completed a $30.0 million private placement of 120,000 shares of a new series of junior preferred stock (“Series D Preferred Stock”) and warrants to purchase 3,495,000 shares of Geokinetics common stock.  The Series D Preferred Stock was issued to related parties including Avista and its affiliates, PGS, Levant and certain directors of the Company.  Dividends on the Series D Preferred Stock accrue from the date of issuance and are paid in cash or accrued at the election of Geokinetics at a rate of 10.5% per annum and compounded quarterly if paid in cash and 11.5% per annum and compounded quarterly if accrued but not paid.  The Series D Preferred Stock is subject to mandatory redemption on December 15, 2016 and subject to redemption at the option of Geokinetics at the liquidation preference.  The preferred stock was issued at a value of $8.3 million.  The original discount of $21.7 million will be accreted through December 15, 2016 as additional interest expense using the effective interest rate method.  The liquidation value of the Series D Preferred Stock was $37.8 million at December 31, 2012.  The Series D Preferred Stock is not convertible or exchangeable for Geokinetics’ common stock.

For the years ended December 31, 2012 and 2011, the Company recognized total interest expense of $4.5 million and $3.1 million, respectively, related to the Series D Preferred Stock, which includes accretion of discount of $0.5 million and $(0.5) million, respectively.

2010 Warrants

On December 14, 2010, the Company issued warrants to purchase 3,495,000 shares of Geokinetics common stock in conjunction with the issuance of the Series D Preferred Stock. The 2010 Warrants have a current exercise price of $3.84 per share. The 2010 Warrants expire on December 15, 2016 and contain price protection provisions such that if the Company issues certain equity securities on or prior to December 14, 2012, for a price that is lower than the warrant conversion price, the exercise price of the warrants will be adjusted to the price of the newly issued equity securities. After December 14, 2012, the exercise price adjusts in accordance with a similar formula as the Series B-1 Preferred Stock. See note 8.

On May 9, 2012, the Company amended the terms of the 2010 Warrants to, among other things, provide that the issuance of the new Series B-1 Preferred Stock pursuant to the exchange of the Series B Preferred Stock will not result in an adjustment to the exercise price of the 2010 Warrants.

As a result of the anti-dilution provisions, the 2010 Warrants are accounted for at fair value and recorded as derivative liabilities in the consolidated balance sheets at December 31, 2012 and 2011.

Holders of Series D Preferred Stock will receive no distribution and their Series D Preferred Stock will be cancelled without consideration under the Plan.

NOTE 8:    Preferred Stock

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

The terms of the new Series B-1 Preferred Stock are consistent with the terms of the Series B Preferred Stock which was exchanged such that the new Series B-1 Preferred Stock is intended to have the same economic effect as the Series B Preferred Stock, except with respect to changes to modify the anti-dilution provisions in the new Series B-1 Preferred with respect to the treatment of warrants, if any, to be issued in connection with the Avista Commitment Letter.

Each holder of Series B-1 Preferred Stock is entitled to receive cumulative dividends at the rate of 9.75% per annum on the liquidation preference of $250.00 per share, compounded quarterly. At the Company’s option through December 15, 2015, dividends may be paid in additional shares of Series B-1 Preferred Stock. After such date, dividends are required to be paid in cash if declared. Dividends on the Series B-1 Preferred Stock have been accrued or paid in kind exclusively to date. At December 31, 2012 and December 31, 2011, the Series B-1 Preferred Stock is presented as mezzanine equity.

At each issuance of the Series B-1 Preferred Stock, the fair value of the Series B-1 Preferred Stock conversion feature is bifurcated and recorded as a derivative liability.  The difference between the fair value of the conversion feature and the liquidation preference amount is recorded as additional discount of the Series B-1 Preferred Stock.  The accretion of the additional discount to the preferred stock resulting from bifurcating the Series B-1 Preferred Stock conversion feature for the years ended December 31, 2012 and 2011 was $1.1 million and $1.0 million, respectively.

The following table sets forth the changes in the carrying value of the Company’s Series B-1 Preferred Stock.

	Shares	$ (thousands)
Balance at December 31, 2009	290,197	$66,976
Accrued dividends	28,977	7,286
Fair value of bifurcated conversion feature	—	(871)
Accretion of issuance costs and additional discount	—	1,596
Exchange for Series C Preferred Shares	—	—
Balance at December 31, 2010	319,174	74,987
Accrued dividends	32,270	8,068
Fair value of bifurcated conversion feature	—	(807)
Accretion of issuance costs and additional discount	—	1,065
Balance at December 31, 2011	351,444	83,313
Accrued dividends	35,531	8,883
Fair value of bifurcated conversion feature	—	(31)
Accretion of issuance costs and additional discount	—	1,147
Balance at December 31, 2012	386,975	$93,312

___________________________________________________

Common Stock Warrants

As part of the issuance of Series B-2 Preferred Stock on July 28, 2008, the Company issued the 2008 Warrants to purchase 240,000 shares of common stock which expire on July 28, 2013.  The current exercise price of the 2008 Warrants is $9.05 per share.  At December 31, 2012 and 2011, the 2008 Warrants are recorded as derivative liabilities on the Company’s consolidated balance sheets.

In connection with the issuance of Series D Preferred Stock in December 2010, the Company issued the 2010 Warrants to purchase 3,495,000 shares of common stock which expire on December 15, 2016.  The current exercise price of the 2010 Warrants is $3.84 per share.  At December 31, 2012 and 2011, the 2010 Warrants are recorded as derivative liabilities on the Company’s consolidated balance sheets.

At December 31, 2012 and 2011, there were outstanding warrants to purchase 3,735,000 shares of common stock.

Preferred Equity Interests

On the effective date of the Plan, the holders of the Series B-1 and Series C-1 preferred stock will receive their pro rata share of a $6 million cash distribution and all of the outstanding preferred stock will be cancelled without consideration.

NOTE 9:    Fair Value

Fair Value Measurements

The Company categorizes the fair value measurements of its financial assets and liabilities into a three level fair value hierarchy based on the inputs used in determining fair value.

The assumptions used in the valuation models to determine the fair value of the Company’s derivative liabilities are as follows:

	At December 31,
	2012	2011
2008 Warrants exercise price (1)	$9.05	$9.05
2010 Warrants exercise price (1)	$3.84	$3.84
Series B-1 Preferred Stock conversion price (1)	$15.95	$15.95
Stock price	$0.05	$2.15
Volatility	146.33%	78.43%
Risk-free discount rate (2) — 2008 Warrants	0.12%	0.19%
Risk-free discount rate (2) — 2010 Warrants	0.53%	0.83%
Risk-free discount rate (2) — Series B-1 Preferred Stock embedded conversion feature	0.36%	0.59%
 _______________________________________________________

(1)
Anti-dilution provisions for these financial instruments were triggered as a result of the issuance of the Advisory Shares on August 29, 2011, associated with the Whitebox Revolving Credit Facility.  See notes 6, 7 and 8.

(2)	Based on the remaining life of the instruments.

The Company’s derivative liabilities measured at fair value on a recurring basis were as follows (in thousands):

	December 31, 2012
	Total	(Level 1)	(Level 2)	(Level 3)
Conversion feature embedded in the Series B-1 Preferred Stock	$16	$—	$—	$16
2008 Warrants	—	—	—	—
2010 Warrants	63	—	—	63
Total derivative liabilities	$79	$—	$—	$79

	December 31, 2011
	Total	(Level 1)	(Level 2)	(Level 3)
Conversion feature embedded in the Series B-1 Preferred Stock	$1,835	$—	$—	$1,835
2008 Warrants	29	—	—	29
2010 Warrants	3,914	—	—	3,914
Total derivative liabilities	$5,778	$—	$—	$5,778

A reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

	Year ended December 31,
	2012	2011
Balance at the beginning of the period	$5,778	$38,271
Total unrealized (gains) losses
Included in earnings	(5,730)	(33,300)
Included in other comprehensive income	—	—
Issuances	31	807
Transfers in and/or out of Level 3	—	—
Balance at the end of the period	$79	$5,778

The Company is not a party to any hedging arrangements, commodity swap agreements or any other derivative financial instruments.

See note 4(d) for discussion of the Company’s fair value measurements for non-financial assets.

Estimated Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair value due to the short term nature of those instruments, and therefore, have been excluded from the table below.  The fair value of debt was determined using quoted market prices, when available.  The fair value of the mandatorily redeemable preferred stock is calculated by using the discounted cash flow method of the income approach.

The following table sets forth the fair value of the Company’s remaining financial assets and liabilities (in thousands):

		December 31, 2012		December 31, 2011
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt - Notes	Level 2	$297,759	$130,500	$296,616	$185,250
Long-term debt - Whitebox Revolving Credit Facility	Level 3	$50,000	$20,120	$50,000	$33,277
Other	Level 2	$3,109	$3,109	$8,110	$8,110
Mandatorily redeemable preferred stock:
Series C-1	Level 3	$46,915	$11,631	$41,477	$25,767
Series D	Level 3	$16,265	$5,083	$11,733	$14,229

NOTE 10:	Common Stock

The holders of common stock have full voting rights on all matters requiring stockholder action, with each share of common stock entitled to one vote. Holders of common stock are not entitled to cumulate votes in elections of directors.  No stockholder has any preemptive right to subscribe to an additional issue of any stock or to any security convertible into such stock.

In addition, as long as any shares of the Series B-1, Series C-1 or Series D Preferred Stock discussed above are outstanding, the Company may not pay or declare any dividends on common stock (other than dividends payable in common stock) unless the Company has paid, or at the same time pays or provides for the payment of, all accrued and unpaid dividends on the Series B, Series C and Series D Preferred Stock.  In addition, the terms of the Company’s preferred stock and the Company’s debt agreements further restrict the Company’s ability to pay dividends on common stock.  No dividends on common stock have been declared for any periods presented.

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

Common Equity Interests

On the effective date of the Plan, holders of common stock will receive no distribution and their equity interests will be cancelled without consideration.

The new Common Stock will be issued pursuant to one or more exemptions from registration under federal and state securities laws and will: (i) not be registered and (ii) be transferable by the recipients thereof only under an effective registration statement or pursuant to an exemption from registration, including, without limitation, section 1145 of the U.S. Code. The Plan shall provide that the new Common Stock is being issued pursuant to section 1145 of the U.S. Code. The reorganized Company will initially be a private company. The organizational structure of the reorganized Company shall be structured in the most tax efficient manner as determined by the majority Noteholders (and the terms of the Plan shall be revised to the extent necessary to be consistent with any such structure).

NOTE 11:	Employee Benefits

Stock-Based Compensation

Stock-based compensation cost is measured at the date of the grant, based on the calculated fair value of the award, and is recognized as expense over the employee’s service period, which is generally the vesting period of the equity grant.

The Company adopted the 2010 Plan effective April 1, 2010, the 2007 Plan during May 2007 and the 2002 Plan during March 2002.  All Plans provide for granting of (i) incentive stock options, (ii) nonqualified stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) phantom stock awards or (vi) any combination of the foregoing to directors, officers and select employees.  The Company is authorized to grant a total of 3,150,000 shares of common stock under these three plans: 1,600,000 shares under the 2010 Plan, 750,000 shares under the 2007 Plan and 800,000 shares under the 2002 Plan.  At December 31, 2012, 418,410 shares remained available for grant under the 2010 Plan, 56,093 shares under the 2007 Plan, and 116,841 shares under the 2002 Plan.  Stock option exercises and restricted stock are funded through the issuance of authorized but unissued shares of common stock.

Stock Options

The Company granted both incentive stock options and non-qualified stock options to employees and non-employee directors.

Total compensation expense related to stock options recognized during the years ended December 31, 2012, 2011 and 2010 totaled $0.5 million, $1.2 million and $1.0 million, respectively.

The fair value of each option is estimated on the date of grant using the Black-Scholes pricing model.  The following weighted-average assumptions were made in estimating fair value:

	2012	2011	2010
Dividend Yield	0%	0%	0%
Risk-Free Interest Rate	0.65%	1.49%	1.40%
Expected Life (Years)	4.1	6.0	6.0
Expected Volatility	90.36%	75.99%	80.13%

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

A summary of the status of the Company's common stock option awards is presented in the table below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance at December 31, 2011	709,550	$9.82
Granted	217,000	0.65
Exercised	—	—
Forfeited	(54,966)	6.99
Cancelled	(25,708)	14.81
Expired	—	—
Balance at December 31, 2012	845,876	$7.50	4.73
Exercisable at December 31, 2012	435,142	$11.98	2.67

During the years ended December 31, 2012, 2011, and 2010, no options were exercised.

The weighted-average grant-date fair value per share of stock options granted during the years ended December 31, 2012, 2011 and 2010 was $0.45, $3.26, and $4.55, respectively.

Options outstanding at December 31, 2012, expire between December 2013 and May 2022, and have exercise prices ranging from $0.49 to $28.00.

A summary of the status of the Company's non-vested stock options as of December 31, 2012, and changes during the year ended December 31, 2012 are presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Non-vested at December 31, 2011	406,436	$3.70
Granted	217,000	0.45
Vested	(157,736)	3.84
Forfeited	(54,966)	4.34
Expired	—	—
Non-vested at December 31, 2012	410,734	$1.85

As of December 31, 2012, there was approximately $0.6 million of total unrecognized compensation expense related to stock options outstanding.  That cost is scheduled to be recognized over the next 5 years. However, on the effective date of the Plan, all stock options will be cancelled and all unrecognized compensation expense will be expended immediately.

Restricted Stock

In addition to stock options, employees and non-employee directors may be granted restricted stock awards, which are awards of common stock with no exercise price. Restricted stock awards expense is calculated by multiplying the stock price on the date of award by the number of shares awarded and amortizing this amount over the vesting period of the stock.

The Company recorded compensation expense related to restricted stock of approximately $1.4 million, or $0.07 per common share, $1.4 million, or $0.07 per common share, and $1.9 million, or $0.10 per common share for the years ended December 31, 2012, 2011 and 2010, respectively.

Restricted stock awards activity for 2012 is summarized below:

	Number of Shares of Restricted Stock	Weighted Average Grant-Date Fair Value per Share
Total non-vested at December 31, 2011	299,199	$8.44
Granted	430,000	0.72
Vested	(181,069)	8.90
Forfeited	(29,160)	6.69
Total non-vested at December 31, 2012	518,970	$1.98

The weighted average grant date fair value per share for restricted stock awards granted in 2012, 2011 and 2010 was $0.72, $6.95 and $6.72, respectively. The total grant date fair value of restricted stock awards vested in 2012, 2011 and 2010 was $1.60 million, $1.3 million and $2.0 million, respectively.

Because the Company maintained a full valuation allowance on its U.S. deferred tax assets, the Company did not recognize any tax benefit related to stock-based compensation expense for the years ended December 31, 2012, 2011 and 2010.

As of December 31, 2012, there was approximately $0.7 million of total unrecognized compensation related to restricted stock outstanding.  That cost is expected to be recognized over the next three years or expensed immediately on the effective date of the Plan.

Employee Retirement Plans

At December 31, 2012, the Company maintained two retirement plans in which the Company’s employees were eligible to participate.

U.S. domestic employees participated in a 401(k) plan in which the Company made matching contributions of approximately $1.4 million, $1.5 million, and $1.3 million for the years ended December 31, 2012, 2011 and 2010, respectively, whereby the Company matched 100% on the first 3% of the employee’s contribution and 50% on the second 3% of the employee’s contribution.

International employees participated in an international defined contribution plan in which the Company made matching contributions of approximately $0.6 million, $0.7 million, and $0.5 million for the years ended December 31, 2012, 2011 and 2010, respectively, whereby the Company matched 100% on the first 3% of the employee’s contribution and 50% on the second 3% of the employee’s contribution.

All employees of the Company paid out of the United States, both domestically and internationally, are eligible to participate effective the first of the month following three months from their hire date.

The Company does not offer any pension or other retirement benefits.

NOTE 12:	Loss Per Common Share

The following table sets forth the computation of basic and diluted loss per common share (in thousands except per share data):

	Year Ended December 31,
	2012	2011	2010
Numerator:
Loss applicable to common stockholders	$(93,063)	$(231,251)	$(147,534)
Denominator:
Denominator for basic loss per common share	19,043	18,211	17,441
Effect of dilutive securities:
Stock options	—	—	—
Warrants	—	—	—
Restricted stock	—	—	—
Convertible preferred stock	—	—	—
Denominator for diluted loss per common share	19,043	18,211	17,441
Loss per common share:
Basic and diluted	$(4.89)	$(12.70)	$(8.46)

The calculation of diluted loss per common share for the years ended December 31, 2012, 2011 and 2010, excludes options to purchase 807.164 shares, 324.653 shares and 427.804 shares of common stock, respectively; warrants to purchase 0 shares, 2,129.4 shares, and 0 shares of common stock, respectively; 518.97 shares, 299.199 shares, and 313.831 shares of restricted stock, respectively; and preferred stock convertible into 6,065,439 shares, 5,508.527 shares, and 4,865.457 shares of common stock for the years ended December 31, 2012, 2011 and 2010, respectively, because the effect would be anti-dilutive.

At December 31, 2012, 2011 and 2010, there were outstanding warrants to purchase 3,735,000 shares.

NOTE 13.	Segment Information

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

The following table sets forth financial information with respect to these reportable segments (in thousands) (1):

	Year Ended December 31,
	2012	2011	2010
Revenue:
Data Acquisition
North America proprietary	$120,507	$172,649	$128,833
International proprietary	383,228	462,919	349,201
Multi-Client	82,954	119,516	71,082
Subtotal Data Acquisition	586,689	755,084	549,116
Data Processing and Integrated Reservoir Geosciences	14,780	14,192	11,787
Eliminations	(5,645)	(5,547)	(2,769)
Total	$595,824	$763,729	$558,134

Direct Operating Expenses:
Data Acquisition
North America proprietary	$96,481	$140,979	$118,912
International proprietary	314,437	455,422	326,424
Multi-Client	6,725	470	1,670
Subtotal Data Acquisition	417,643	596,871	447,006
Data Processing and Integrated Reservoir Geosciences	12,367	11,951	11,662
Eliminations	(5,645)	(5,547)	(2,769)
Total	$424,365	$603,275	$455,899
Depreciation and Amortization:
Data Acquisition
North America proprietary	$12,365	$13,609	$21,089
International proprietary	51,668	55,645	46,061
Multi-Client	53,313	85,021	37,999
Subtotal Data Acquisition	117,346	154,275	105,149
Data Processing and Integrated Reservoir Geosciences	1,802	1,466	1,492
Corporate	4,776	2,647	6,256
Total	$123,924	$158,388	$112,897
Adjusted EBITDA (2):
Data Acquisition
North America proprietary	$19,919	$24,310	$4,143
International proprietary	45,816	(20,781)	(4,093)
Multi-Client	74,590	117,049	68,272
Subtotal Data Acquisition	140,325	120,578	68,322
Data Processing and Integrated Reservoir Geosciences	2,382	2,100	28
Corporate	(36,715)	(37,832)	(47,509)
Total	$105,992	$84,846	$20,841
Reconciliation of Adjusted EBITDA to Net Loss
Adjusted EBITDA	105,992	84,846	20,841
Provision for income taxes	(14,918)	(2,040)	(4,810)
Interest expense, net of interest income	(51,864)	(47,540)	(37,827)
Other (income) expense (as defined below)	7,802	35,825	(3,991)
Asset impairments	(6,049)	(134,756)	—
Depreciation and amortization	(123,924)	(158,388)	(112,897)
Net loss	$(82,961)	$(222,053)	$(138,684)
Identifiable Assets (at end of year):
Data Acquisition
North America proprietary	$64,867	$95,350
International proprietary	245,379	304,656
Multi-Client (3)	51,070	71,494
Subtotal Data Acquisition	361,316	471,500
Data Processing and Integrated Reservoir Geosciences	7,596	8,113
Corporate	23,984	34,559
Total(4)	$392,896	$514,172

(1)
During the fourth quarter of 2010, the Company re-assessed its operating segments and concluded that its multi-client data library business is a separate operating segment.  Accordingly, prior periods have been restated.

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

(4)
During 2012, capital expenditures, including capitalized leases and capitalized depreciation to multi-client, totaled $6.5 million, $5.4 million, $49.3 million and $1.8 million for North America proprietary, international proprietary, multi-client and data processing and integrated reservoir geosciences, respectively.

NOTE 14.	Income Taxes

Income (loss) before income taxes attributable to U.S. and foreign operations is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
U.S.	$(62,259)	$(138,839)	$(72,773)
Foreign	(5,784)	$(81,174)	$(61,101)
Total	$(68,043)	$(220,013)	$(133,874)

The provision for income taxes shown in the consolidated statements of operations consists of current and deferred expense (benefit) as follows:

	Year Ended December 31,
	2012	2011	2010
Current:
U.S.—federal and state	$(4)	$32	$(150)
Foreign	10,299	10,115	14,136
Total current	10,295	10,147	13,986
Deferred:
U.S.—federal and state	2,952	(2,973)	(6,494)
Foreign	1,671	(5,134)	(2,682)
Total deferred	4,623	(8,107)	(9,176)
Total provision for income taxes	$14,918	$2,040	$4,810

The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory rate to the loss before income taxes for the years ended December 31, 2012, 2011 and 2010 as follows:

	Year Ended December 31,
	2012	2011	2010
U.S. statutory rate	$(23,815)	$(77,004)	$(46,856)
Non-deductible expenses	4,992	50,160	1,312
State taxes, net of benefit	(2)	21	—
Effect of foreign tax rate differential	5,638	11,014	9,581
Foreign withholding taxes	4,260	4,746	4,184
Foreign tax credit	(4,408)	(13,245)	—
Non-taxable/non-deductible derivative (gains) losses	(2,006)	(11,655)	2,245
Unrecognized tax benefits	639	1,773	764
Return to accrual items	(6,165)	(4,287)	4,760
Change in valuation allowance	35,785	40,517	28,820
Total provision for income taxes	$14,918	$2,040	$4,810

	December 31
	2012	2011
Current deferred tax assets:
Allowance for doubtful accounts	$857	$832
Accrued expenses	3,228	631
Other	294	291
Total current deferred tax assets	4,379	1,754
Noncurrent deferred tax assets:
Stock-based compensation	2,546	1,856
Loss carryforwards—U.S	115,486	97,232
Loss carryforwards—foreign	45,153	41,639
Multi-client seismic data library	1,916	12,906
Foreign tax credit	17,652	13,244
Total noncurrent deferred tax assets	182,753	166,877
Total deferred tax assets	187,132	168,631
Valuation allowance	(180,323)	(144,538)
Net deferred tax assets	6,809	24,093
Current deferred tax liabilities
Deferred revenue	1,725	2,639
Other	124	178
Total current deferred tax liabilities	1,849	2,817
Noncurrent deferred tax liabilities:
Property and equipment	17,008	25,055
Other	638	4,283
Total noncurrent deferred tax liabilities	17,646	29,338
Total deferred tax liabilities	19,495	32,155
Net deferred income tax liability	$12,686	$8,062

The valuation allowance for deferred tax assets increased by approximately $35.8 million and $40.5 million in 2012 and 2011, respectively.  The increase in the allowance was primarily due to an increase of U.S. and foreign net operating losses.

At December 31, 2012, the Company had U.S. tax loss carryforwards of approximately $300.0 million and non-U.S. tax loss carryforwards of approximately $172.3 million which expire in various amounts beginning in 2012 and ending in 2031.  The non-U.S. loss carryforwards expiring in 2013, 2014, 2015, 2016 and 2017 are $4.3 million, $8.9 million, $17.0 million,

$16.5 million, and $3.8 million, respectively.  There are no U.S. loss carryforwards expiring before 2019.  However, the Company's U.S. loss carryforwards may be reduced and/or limited as a result of the Voluntary Reorganization under Chapter 11. U.S. loss carryforwards will be reduced by the amount of cancellation of debt income recognized upon discharge of any outstanding indebtedness under Section 108 of the Internal Revenue Code of 1986 (the “Tax Code”). Additionally, the Tax Code imposes limitations on a corporation's ability to utilize net operating loss carryforwards (“NOLs”) if the Company experiences an “ownership change” under Section 382.  In general terms, an ownership change may result from transactions increasing the ownership percentage of certain stockholders in the stock of the corporation by more than 50 percent over a three year period.  In the event of an ownership change, utilization of NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of the Company at the time of the ownership change by the applicable long-term tax-exempt rate.  Any unused annual limitation may be carried over to later years.  The amount of the limitation may, under certain circumstances, be increased by built-in gains held by the Company at the time of the ownership change that are recognized in the five year period after the ownership change.  The Company has not experienced an ownership change during the current year.

As of December 31, 2012, a portion of the Company’s cash and cash equivalents and restricted cash was held by foreign subsidiaries and based in U.S. dollar denominated holdings.  Additionally, the Company has undistributed earnings of its foreign subsidiaries.  Those amounts are considered to be indefinitely reinvested; accordingly, no provision for U.S. federal and state income tax or for any potential foreign withholding taxes has been provided.  Upon repatriation of those amounts, the Company would be subject to both U.S. income taxes and withholding tax payable to the various foreign countries.  Determination of the amount of the unrecognized deferred tax liability is not practicable; however, unrecognized foreign tax credits may be available to reduce the U.S. liability.

The Company operated under a tax holiday in certain parts of Egypt through 2010.

In conjunction with the acquisition of PGS Onshore, PGS agreed to indemnify Geokinetics for taxes related to prior years and up to the purchase date.  An indemnification receivable has been reflected in the Company’s accounts receivable, which may be adjusted as the respective tax liabilities are settled.

Uncertainty in Income Taxes

A reconciliation of the change in the unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance at beginning of year	$9,770	$7,997	$7,233
Increase for tax positions related to current year	639	1,773	764
Lapses in statues of limitations	—	—	—
Balance at the end of the year	$10,409	$9,770	$7,997

All additions or reductions to the above liability affect the Company’s effective tax rate in the respective period of change.  The Company accounts for any applicable interest and penalties on uncertain tax positions as a component of income tax expense which was $0.8 million, $1.5 million and $0.8 million for the years ended December 31, 2012, 2011 and 2010 respectively.  At December 31, 2012 and 2011, the Company had $3.8 million and $3.0 million, respectively, of accrued interest related to unrealized tax benefits.  The tax years that remain subject to examination by major tax jurisdictions are from 2005 to 2012.

NOTE 15.	Related Party Transactions

Acquisition of PGS Onshore

In connection with the acquisition of PGS Onshore in February 2010, PGS acquired 2.2 million shares of Geokinetics’ common stock, or 12% of the then outstanding shares of common stock, and appointed two persons to the Company’s board of directors, one of whom was an employee of PGS and the other was independent of the Company as defined by the NYSE Amex rules.  Prior to the acquisition, PGS was not affiliated with the Company.  Following the acquisition, the Company entered into transactions that were contemplated by the purchase agreement for the acquisition of PGS Onshore, which are summarized below:

Transition Services Agreement.  In the transition services agreement, PGS agreed to provide the Company with office facilities, accounting, information, payroll and human resources services following the closing of the acquisition.  During 2010, the Company incurred fees of $3.4 million related to this agreement.  The services were provided by PGS through July 30, 2010.

Other

On August 12, 2011 the Company entered into an amended and restated credit agreement with the lenders for the Whitebox Revolving Credit Facility.  Mr. Gary L. Pittman, the Company’s Executive Vice President and Chief Financial Officer, is a passive investor in, and holds less than approximately 0.2% of the total assets of ECF Value Fund, L.P. and approximately 0.2% of the total assets of ECF Value Fund International, Ltd. which are two of the Lenders participating in the amended and restated credit agreement at December 31, 2012.

During the years ended December 31, 2012 and 2011, the Company paid fees of approximately $0.2 million and $0.3 million, respectively, for freight broker services provided by Total Connection, a company owned and operated by the spouse of an employee of the Company.  Additionally, during the years ended December 31, 2012 and 2011, the Company paid fees of approximately $3.0 million and $1.2 million, respectively, for permitting services provided by Complete Geo Land Services, LLC, a company owned and operated by the spouse of an employee of the Company.

During the years ended December 31, 2012, 2011 and 2010, the Company recorded revenue of approximately $0.3 million, $0.4 million and $0.1 million, respectively, for seismic data processing services provided to Carmot Seismic AS, a Norwegian company partially owned by the spouses of two employees of the Company and where the Company employees are Directors.

NOTE 16.	Commitments and Contingencies

Contingencies

On January 15, 2013, the Debtors entered into a restructuring support agreement with holders of more than 70% in aggregate principal amount of the Notes and the largest holder of the Company's preferred stock. Under the terms of the restructuring support agreement, the Debtors agreed to implement a financial restructuring of the Company and its domestic subsidiaries and the other parties agreed to support and vote for either a pre-negotiated or pre-packaged plan of reorganization in accordance with the terms and conditions of the agreement.

The Company commenced a solicitation of acceptances of the Plan on February 7, 2013. On March 10, 2013, the Company filed voluntary petitions for relief under Chapter 11 of Title 11 of the U.S. Code in the Bankruptcy Court. The pre-packaged Plan, which remains subject to the approval of the Bankruptcy Court, was approved by a large majority of our stakeholders. The Company plans to continue to operate our businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the U.S. Code and order of the Bankruptcy Court. It is the Company's intention to request court approval to emerge from bankruptcy early in the second quarter of 2013. See Note 1 for more information.

Taxes Related to International Operations

Historically, the Company did not adequately monitor the time in country for its third country nationals performing work for the Company in certain countries in which it operated and thus may have under reported the taxes due for these employees. The Company has made an assessment of the potential liability related to these taxes and has recorded a provision at December 31, 2012 and 2011.

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

With respect to the Company’s various contingencies, the Company had a provision of $12.5 million and $12.7 million, included in accrued liabilities at December 31, 2012 and 2011, respectively, for estimated costs related to these claims.

Commitments

At December 31, 2012, the Company has non-cancelable operating leases for office, warehouse space and equipment with remaining terms ranging from approximately one to six years.  Aggregate future minimum lease payments under the various non-cancelable operating leases are as follows (includes impact of escalation clauses, as applicable) (in thousands):

For the Years Ending December 31,
2013	$23,329
2014	4,816
2015	2,282
2016	852
2017	404
Thereafter	—
$31,683

Rental expense in the consolidated financial statements amounted to approximately $85.7 million, $119.1 million, $69.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 17.	Major Customers

The Company’s largest customers in 2012, 2011 and 2010, were located in Latin America and accounted for 29%, 15% and 10%, respectively of total revenue. The revenues from these customers are primarily reported in the international seismic data acquisition operating segment.  For the years ended December 31, 2012, 2011, and 2010, revenue from the top three customers was approximately $267.9 million, $223.1 million, and $138.0 million, respectively, representing approximately 45%, 29%, and 25% of total revenue, respectively.

In addition, at December 31, 2012, one customer, who accounted for 29% of the Company's revenues, accounted for 16% of total accounts receivable in aggregate, one customer, who accounted for 11% of the Company's revenues, accounted for 2% of total accounts receivable in aggregate, and one customer, who accounted for 5% of the Company's revenues, accounted for 15% of total accounts receivable in aggregate. At December 31, 2011, one customer, who accounted for 4% of the Company’s revenues, accounted for 13% of total accounts receivable in aggregate, and one customer, who accounted for 15% of the Company’s revenues, accounted for 9% of total accounts receivable in aggregate.  At December 31, 2010, one customer, who accounted for 10% of the Company’s revenues, accounted for 7% of total accounts receivable in aggregate.

NOTE 18.	Concentration of Credit Risk

The Company’s primary market risks include fluctuations in commodity prices which affect demand and pricing of services.  All of the Company’s customers are involved in the oil and natural gas industry, which exposes the Company to credit risk because its customers may be similarly affected by changes in economic and industry conditions.  Fluctuations in commodity prices affect demand for and pricing of our services and impact the concentration of our customers and our exposure to credit risk.

Further, the Company generally provides services and extends credit to a relatively small group of key customers that account for a significant percentage of accounts receivable of the Company at any given time.  Due to the nature of the Company’s contracts and customers’ projects, the largest customers can change from year to year and the largest customers in any year may not be indicative of the largest customers in any subsequent year.  If any key customers were to terminate their contracts or fail to contract for future services due to changes in ownership or business strategy or for any other reason, the Company’s results of operations could be affected. For the year ended December 31, 2012, our top 10 customers represented 69% of our consolidated revenue for the period.

Accordingly, the Company performs ongoing customer credit evaluations and maintains allowances for possible losses.  Write offs charged against the allowance for bad debt have not exceeded 1.0% of total sales for 2012, 2011 and 2010.

The Company utilizes the specific identification method for establishing and maintaining allowances for possible losses.  Our allowance for doubtful accounts at December 31, 2012 was $0.7 million, primarily reflecting specific agreement disputes with a customer in the Asia-Pacific region.  Bad debt expense for the year ended December 31, 2012 was $0.4 million.

Management believes the unreserved accounts receivables at December 31, 2012 and December 31, 2011 of $143.0 million and $163.5 million are collectible and the allowance for doubtful accounts of $0.7 million and $2.8 million, respectively, is adequate.

The Company has cash in banks and short-term investments, including restricted cash, which, at times, may exceed federally insured limits, established in the United States and foreign countries.  The Company has not experienced any losses in such accounts and management believes it is not exposed to any significant credit risk on cash and short-term investments. Restricted cash includes cash held to collateralize standby letters of credit and performance guarantees.  At December 31, 2012, restricted cash also includes cash held in trust in connection with a short-term project financing agreement entered into in November 2011.  Volatility in financial markets may impact our credit risk on cash and short-term investments.  At December 31, 2012, cash and cash equivalents and restricted cash totaled $41.8 million.

The Company conducts operations outside the United States in both its seismic data acquisition and seismic data processing and integrated reservoir geosciences reportable segments.  These operations expose the Company to market risks from changes in foreign exchange rates.

NOTE 19.	Unaudited Quarterly Financial Data

Summarized quarterly financial data for 2012 and 2011 are as follows (in thousands, except per share data):

2012	Quarter Ended
	March 31	June 30	September 30	December 31
Total revenue	$163,498	$134,787	$141,694	$155,845
Loss from operations	$(14,031)	$(11,159)	$9,023	$(7,814)
Change in fair value of derivative liabilities	$1,884	$3,720	$(334)	$460
Interest expense, net of interest income	$(12,739)	$(12,836)	$(12,699)	$(13,590)
Net loss	$(23,224)	$(27,466)	$(6,302)	$(25,969)
Loss applicable to common stockholders	$(25,650)	$(29,983)	$(8,853)	$(28,577)
Loss per common share:
Basic and diluted	(1.35)	(1.58)	(0.46)	(1.50)
Weighted average common shares outstanding:
Basic and diluted	18,990	19,022	19,048	19,110

2011	Quarter Ended
	March 31	June 30	September 30	December 31
Total revenue	$187,637	$145,548	$206,052	$224,492
Loss from operations	$(21,484)	$(27,950)	$(52,102)	$(106,762)
Change in fair value of derivative liabilities	$4,443	$4,529	$22,409	$1,919
Interest expense, net of interest income	$(11,149)	$(12,941)	$(10,951)	$(12,499)
Net loss	$(28,771)	$(39,436)	$(42,105)	$(111,741)
Loss applicable to common stockholders	$(30,974)	$(41,707)	$(44,438)	$(114,132)
Loss per common share:
Basic and diluted	(1.74)	(2.34)	(2.44)	(6.03)
Weighted average common shares outstanding:
Basic and diluted	17,824	17,838	18,225	18,943

NOTE 20.	Condensed Consolidating Financial Information

The Notes are fully and unconditionally guaranteed, jointly and severally, by the Company, and by each of the Company’s current and future domestic subsidiaries (other than Geokinetics Holdings, USA, Inc., which is the issuer of the Notes).  The non-guarantor subsidiaries consist of all subsidiaries and branches outside of the United States.  Separate condensed consolidating financial statement information for the parent, guarantor subsidiaries and non-guarantor subsidiaries as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	BALANCE SHEET
	December 31, 2012
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$(3,860)	$—	$64,596	$148,993	$—	$209,729
Property and equipment, net	10,123	—	125,047	14,867	—	150,037
Investment in subsidiaries	197,931	357,951	255,174	15,179	(826,235)	—
Intercompany accounts	(2,487)	61,013	120,467	(178,993)	—	—
Other non-current assets	809	8,105	22,033	2,183	—	33,130
Total assets	$202,516	$427,069	$587,317	$2,229	$(826,235)	$392,896
Liabilities, Mezzanine and Stockholders’ Equity (Deficit)
Current liabilities	$12,938	$365,188	$61,025	$76,786	$—	$515,937
Long-term debt and capital lease obligations, net of current portion	—	—	303	1,345	—	1,648
Deferred Income tax and other non-current liabilities	40,428	—	35,422	16	—	75,866
Derivative liabilities	79	—	—	—	—	79
Total liabilities	53,445	365,188	96,750	78,147	—	593,530
Mezzanine equity	93,312	—	—	—	—	93,312
Stockholders’ equity (deficit)	55,759	61,881	490,567	(75,918)	(826,235)	(293,946)
Total liabilities, mezzanine and stockholders’ equity (deficit)	$202,516	$427,069	$587,317	$2,229	$(826,235)	$392,896

	BALANCE SHEET
	December 31, 2011
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$971	$—	$134,119	$103,310	$—	$238,400
Property and equipment, net	16,666	—	174,564	21,406	—	212,636
Investment in subsidiaries	197,931	377,362	44,118	14,206	(633,617)	—
Intercompany accounts	23,454	80,834	12,845	(117,133)	—	—
Other non-current assets	1,079	11,908	42,572	7,754	(177)	63,136
Total assets	$240,101	$470,104	$408,218	$29,543	$(633,794)	$514,172
Liabilities, Mezzanine and Stockholders’ Equity (Deficit)
Current liabilities	$48,482	$1,565	$78,914	$86,362	$—	$215,323
Long-term debt and capital lease obligations, net of current portion	—	346,615	—	3,568	—	350,183
Deferred Income tax and other non-current liabilities	30,458	—	30,798	1,138	—	62,394
Derivative liabilities	5,778	—	—	—	—	5,778
Total liabilities	84,718	348,180	109,712	91,068	—	633,678
Mezzanine equity	83,313	—	—	—	—	83,313
Stockholders’ equity (deficit)	72,070	121,924	298,506	(61,525)	(633,794)	(202,819)
Total liabilities, mezzanine and stockholders’ equity (deficit)	$240,101	$470,104	$408,218	$29,543	$(633,794)	$514,172

	STATEMENT OF OPERATIONS
	Year Ended December 31, 2012
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$—	$270,738	$450,349	$(125,263)	$595,824
Equity in earnings of subsidiaries	(74,575)	—	1,263	(17,298)	90,610	—
Expenses:
Direct operating	101	—	129,900	416,480	(122,116)	424,365
Depreciation and amortization	1,293	—	114,087	8,722	(178)	123,924
General and administrative	2,532	—	38,524	27,559	(3,148)	65,467
Asset impairments	—	—	495	5,554	—	6,049
Total expenses	3,926	—	283,006	458,315	(125,442)	619,805
Loss from operations	(78,501)	—	(11,005)	(25,264)	90,789	(23,981)
Interest income (expense), net	(10,187)	(40,632)	1,285	(2,330)	—	(51,864)
Other income (expenses), net	5,727	—	1,712	363	—	7,802
Loss before income taxes	(82,961)	(40,632)	(8,008)	(27,231)	90,789	(68,043)
Provision for income taxes	—	—	8,478	6,440	—	14,918
Net loss	$(82,961)	$(40,632)	$(16,486)	$(33,671)	$90,789	$(82,961)

	STATEMENT OF OPERATIONS
	Year Ended December 31, 2011
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$518	$—	$414,837	$433,840	$(85,466)	$763,729
Equity in earnings of subsidiaries	(216,304)	—	(4,758)	(58,177)	279,239	—
Expenses:
Direct operating	25,398	—	216,813	441,400	(80,336)	603,275
Depreciation and amortization	6,564	—	126,071	25,753	—	158,388
General and administrative	(982)	—	39,789	41,754	(4,953)	75,608
Asset impairments	—	—	132,376	2,380	—	134,756
Total expenses	30,980	—	515,049	511,287	(85,289)	972,027
Loss from operations	(246,766)	—	(104,970)	(135,624)	279,062	(208,298)
Interest income (expense), net	(8,176)	(39,323)	607	(648)	—	(47,540)
Other income (expenses), net	32,889	(1,121)	6,322	(2,265)	—	35,825
Loss before income taxes	(222,053)	(40,444)	(98,041)	(138,537)	279,062	(220,013)
Provision for income taxes	—	—	2,037	3	—	2,040
Net loss	$(222,053)	$(40,444)	$(100,078)	$(138,540)	$279,062	$(222,053)

	STATEMENT OF OPERATIONS
	Year Ended December 31, 2010
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$328	$—	$236,697	$374,214	$(53,105)	$558,134
Equity in earnings of subsidiaries	(120,228)	—	(46,478)	(17,221)	183,927	—
Expenses:
Direct operating	(2,000)	—	134,458	376,546	(53,105)	455,899
Depreciation and amortization	4,908	—	98,900	9,089	—	112,897
General and administrative	5,893	1,565	21,314	52,622	—	81,394
Total expenses	8,801	1,565	254,672	438,257	(53,105)	650,190
Income (loss) from operations	(128,701)	(1,565)	(64,453)	(81,264)	183,927	(92,056)
Interest income (expense), net	(6,033)	(33,494)	188	1,512	—	(37,827)
Other income (expense), net	(9,043)	208	1,852	2,992	—	(3,991)
Income (loss) before income taxes	(143,777)	(34,851)	(62,413)	(76,760)	183,927	(133,874)
Provision for income taxes	(5,093)	14	145	9,744	—	4,810
Net loss	$(138,684)	$(34,865)	$(62,558)	$(86,504)	$183,927	$(138,684)

	STATEMENT OF CASH FLOWS
	Year Ended December 31, 2012
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(1,219)	$784	$34,858	$(3,659)	$—	$30,764
Net cash provided (used in) investing activities	—	—	(38,162)	(588)	—	(38,750)
Net cash used in financing activities	—	(784)	(122)	(2,313)	—	(3,219)
Net increase (decrease) in cash	$(1,219)	—	$(3,426)	$(6,560)	—	$(11,205)

	STATEMENT OF CASH FLOWS
	Year Ended December 31, 2011
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(4,740)	$(24,558)	$62,558	$26,214	$—	$59,474
Net cash provided (used in) investing activities	—	—	(67,196)	(14,807)	—	(82,003)
Net cash used in financing activities	—	24,558	—	(233)	—	24,325
Net increase (decrease) in cash	$(4,740)	$—	$(4,638)	$11,174	$—	$1,796

	STATEMENT OF CASH FLOWS
	Year Ended December 31, 2010
	Guarantor Parent Company	Issuer Subsidiary	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(12,630)	$(15,513)	$53,564	$6,115	$—	$31,536
Net cash provided (used in) investing activities	(184,818)	122,971	(78,166)	(20,116)	180,832	20,703
Net cash provided (used in) financing activities	(19,497)	—	—	(67)	—	(19,564)
Net increase (decrease) in cash	$(216,945)	$107,458	$(24,602)	$(14,068)	$180,832	$32,675

NOTE 21.	Restructuring Costs

As part of the restructuring, the Company instituted a number of steps, including the decision to close certain regional offices, to sell certain non-core assets, and to exit certain operations around the world where the long-term prospects for profitability were not in line with our business goals. The restructuring costs were primarily related to exiting and relocation of certain business activities primarily in North Africa and the Middle East.

The following table summarizes the restructuring costs for the year ended December 31, 2012 recorded in operating expenses in the statement of operations (in thousands):

	Employee severance and other termination benefits	Contract termination costs	Exiting and relocation of business activities	Total
Balance January 1, 2012	$—	$—	$—	$—
Add: Restructuring costs incurred	422	255	4,944	5,621
Less: Amount paid	(375)	(51)	(4,482)	(4,908)
Less: Non-cash utilization and other	(24)	—	—	(24)
Balance December 31, 2012	$23	$204	$462	$689

Information regarding the major types of restructuring costs for the year ended December 31, 2012 is as follows (in thousands):

	Charges Incurred in 2012	Charges Incurred to Date	Total Charges Expected to be Incurred
Employee severance and other termination benefits	$422	$422	$438
Contract termination costs	255	255	262
Exiting and relocation of business activities	4,944	4,944	5,036
	$5,621	$5,621	$5,736

In addition, the Company recorded professional fees of $5.6 million related to the proposed financial restructuring primarily related to legal and financial advisors. These costs are recorded in general and administrative expense in the statement of operations.

NOTE 22.    Subsequent Event

On March 12, 2013, the Bankruptcy Court entered an interim order authorizing the Company to obtain up to $15 million on an interim basis and up to $25 million in aggregate principal amount of superpriority post-petition financing from certain debtor-in-possession lenders.  On March 13, 2013, the Company, as parent, Holdings, as borrower, Cantor Fitzgerald Securities, as administrative agent and collateral agent, and ASOF II Investments, LLC, American Securities Opportunities Fund, LP, American Securities Opportunities Fund (B), L.P., ECF Value Fund, L.P., ECF Value Fund II, L.P., ECF Value Fund International, Ltd., as Backstop DIP Lenders, entered into a Senior Secured Debtor-In-Possession Credit Agreement (the “DIP Facility”) that provides for term loans of up to $25 million, subject to the terms and conditions therein.  The proceeds of the loans under the DIP Agreement will be used for general corporate purposes and the working capital needs of the Debtors in accordance with a budget approved by the Backstop DIP Lenders and to satisfy the costs associated with the Company's restructuring.

Holdings' obligations under the DIP Agreement are guaranteed by the Company and each of the other Debtors and are secured by substantially all of the assets of the Debtors, subject to certain exceptions.  The liens securing the DIP Agreement are junior to the liens of Holdings' pre-petition revolving credit facility and certain other excluded liabilities and are senior to all other liens, claims and encumbrances, including the liens of the holders of Holdings' senior secured notes. The loans under the DIP Agreement bear interest at a rate per annum equal to 9.25%.  Upon the occurrence and during the continuance of an event of default under the DIP Agreement, the interest rate increases by 2%.  All borrowings under the DIP Agreement are to be satisfied in common stock of the reorganized Company under the terms of the proposed Chapter 11 plan or repaid on the earlier of (i) the date that is four months after the effective date of the DIP Agreement, (ii) the date the obligations are accelerated pursuant to the terms of the DIP Agreement and (iii) the effective date of a Chapter 11 plan.

The DIP Agreement includes representations from Holdings and the Company that are customary for debtor-in-possession financing.  The DIP Agreement also includes various affirmative and negative covenants applicable to the Debtors, including a covenant to adhere to a budget delivered to the Backstop DIP Lenders and the administrative agent and other customary covenants for debtor-in-possession financings of this type, including restrictions on the incurrence of indebtedness, capital expenditures, mergers, sales and other dispositions of property and other fundamental changes.  The DIP Agreement provides for customary events of default, including defaults resulting from non-payment of principal, interest or other amounts when due, failure to perform or observe covenants, and the failure to achieve certain milestones in the bankruptcy proceedings.

The Backstop DIP Lenders hold more than 70% in aggregate principal amount of Holdings' senior secured notes.